Form 10-Q
period 2008-10-31
Ibex Resources Corp.
filed 2008-12-12
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-153881

Ibex Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

530 – 1015 4th Street, S.W. Calgary, Alberta, Canada
(Address of principal executive offices)

(403) 922-8562
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,100,000 common shares as of October 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2008 (unaudited) and July 31, 2008 (audited);

F-2	Consolidated Statements of Operations and Comprehensive Loss for the three months ended October 31, 2008 and period from June 4, 2008 (Inception) to October 31, 2008 (unaudited);

F-3	Consolidated Statements of Cash Flows for the three months ended October 31, 2008 and period from June 4, 2008 (Inception) to October 31, 2008 (unaudited);

F-4	Consolidated Statement of Stockholders’ Equity for period from June 4, 2008 (Inception) to October 31, 2008 (unaudited);

F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

IBEX RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
October 31, 2008 and July 31, 2008
(Stated in US Dollars)
(Unaudited)

ASSET
	October 31, 2008 (Unaudited)	July 31, 2008 (Audited)

Current
Cash	$62,189	$116,300
Prepaid expenses	55	142

	$62,244	$116,442

LIABILITIES

Current
Accounts payable and accrued liabilities	$6,281	$10,956
Due to related party – Note 5	1,000	2,200

	7,281	13,156

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 Shares authorized, none outstanding
Common stock, $0.001 par value – Note 6
90,000,000 Shares authorized 11,100,000 shares issued	11,100	11,100
Additional paid in capital	101,275	101,275
Accumulated other comprehensive income	14	-
Deficit accumulated during the pre-exploration stage	(57,426)	(9,089)

	54,963	103,286

	$62,244	$116,442

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the three month period ended October 31, 2008 and the period from June 4, 2008 (Date of Inception) to October 31, 2008
(Stated in US Dollars)
(Unaudited)

	Three Months Ended October 31 2008	June 4, 2008 (Date of Inception) to October 31, 2008

Expenses
Accounting and audit fees	$15,762	$16,550
Bank charges	206	239
Foreign exchange loss	22	3,288
Legal fees	13,677	17,479
Management fees – Note 5	3,000	4,000
Mineral property option costs	1,875	1,875
Mineral property exploration costs	12,250	12,250
Office expenses	600	800
Transfer agent and filing fees	945	945

Net loss for the period	(48,337)	(57,426)

Other comprehensive income:
Foreign exchange translation adjustment	14	14

Comprehensive loss for the period	$(48,323)	$(57,412)

Basic and diluted loss per share	$(0.00)

Weighted average number of shares outstanding	11,100,000

Comparative figures for the three months ended October 31, 2007 are not presented as the Company was incorporated on June 4, 2008

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month period ended October 31, 2008 and the period from June 4, 2008 (Date of Inception) to October 31, 2008
(Stated in US Dollars)
(Unaudited)

	Three Months Ended October 31 2008	June 4, 2008 (Date of Inception) to July 31, 2008

Cash Flows used in Operating Activities
Net loss for the period	$(48,337)	$(57,426)
Changes in non-cash working capital items:
Prepaid expenses	87	(55)
Accounts payable and accrued liabilities	(4,661)	6,295

Net cash provided by operating activities	(52,911)	(51,186)

Cash Flows from Financing Activities
Capital stock issued	-	112,375
Increase (decrease) in due to related party	(1,200)	1,000

Net cash provided by (used in) financing activities	(1,200)	113,375

Increase (decrease) in cash during the period	(54,111)	62,189

Cash, beginning of the period	116,300	-

Cash, end of the period	$62,189	$62,189

Comparative figures for the three months ended October 31, 2007 are not presented as the Company was incorporated on June 4, 2008

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(A Pre-exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from June 4, 2008 (Date of Inception) to October 31, 2008
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Accumulated Other Comprehensive	Deficit Accumulated During the Pre-exploration
	Number	Cash	Capital	Loss	Stage	Total

Capital stock issued for cash: – at $0.008	6,000,000	$6,000	$42,000		$-	$48,000
– at $0.014	5,100,000	5,100	66,300		-	71,400
Less: commission	-	-	(7,025)		-	(7,025)
Net loss for the period	-	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	11,100,000	11,100	101,275	-	(9,089)	103,286

Net loss for the period	-	-	-	14	-	14
Foreign exchange translation adjustment	-	-	-	-	(48,337)	(48,337)

Balance October 31, 2008	11,100,000	$11,100	$101,275	$14	$(57,426)	$54,963

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(A Pre-exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying October 31, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2008 audited financial statements.

Operating results for the three months ended October 31, 2008 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

Note 2	Nature of Operations

The Company was incorporated in the state of Nevada, United States of America on June 4, 2008.  The Company is a pre-exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is July 31.

The Company intends on exploring its mineral property and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral property is dependent upon the existence of economically recoverable reserves in its mineral property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

Note 3               Ability to Continue as a Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Ibex Resources Corp.
(A Pre-Exploration Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2008
(Stated in US Dollars)
(Unaudited)

Note 4            Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and IRC Exploration Ltd., a wholly owned subsidiary incorporated in Canada on August 1, 2008.  All significant inter-company transactions and balances have been eliminated.

Note 5	Related Party Transactions

The amount due to related party is due to the Company’s president for unpaid management fees and is unsecured, non-interest bearing and has no specific terms for repayment.

During the three month period ended October 31, 2008, the Company incurred $3,000 of management fees charged by the Company’s president.

Note 6	Commitments

a)
On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company president for Management Services.  Pursuant to the agreement the president will receive $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling CDN$54,000 ($44,882) and aggregate exploration expenditures of CDN$241,000 ($199,322) as follows:

i)	Cash payments:

•	CDN$2,000 ($1,875) upon execution of the Option agreement (paid);
•	CDN$2,000 ($1,654) on or before July 31, 2009;
•	CDN$50,000 ($41,353) on or before July 31. 2010.

ii)
Exploration expenditures of CDN$15,000 ($12,250) on or before July 31, 2009 (paid), CDN$31,000 ($25,639) in aggregate on or before June 31, 2010; CDN$241,000 ($199,322) in aggregate on or before July 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview and Plan of Operation

We were incorporated on June 4, 2008, under the laws of the state of Nevada.  We hold an option to acquire an 85% interest in the Queen claim, located in the Omineca district of central British Columbia, Canada.  Mr. Harry Bygdnes is our President, CEO, Secretary, Treasurer, and sole director.

Our business plan is to proceed with the exploration of the Queen claim to determine whether there are commercially exploitable reserves of gold or other metals on the claim.  We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase I of the recommended geological program will cost a total of approximately $15,000. We had $54,963 in working capital as of October 31, 2008.  Our plan of operations for the next twelve months is to complete Phase I of the recommended exploration program on the Queen Claim.

Phase I consists of on-site surface reconnaissance, mapping, sampling, and geochemical analyses. The field work portion of this program has been completed and we expect the geochemical analysis and our geological consultants’ report on Phase I of our exploration program to be complete late in the first quarter of 2009. This phase of the program has cost approximately $15,000 in the funds of Canada. The US dollar equivalent of this amount has been paid to our mineral property operator.

In the next 12 months, we also anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with complying with reporting obligations, $12,000 to our President, Mr. Bydgnes, in accordance with a Corporate Management Services Agreement between us and Mr. Bygdnes, and $1,000 to our geological consultant for data compilation and report preparation on Phase I of our exploration program.

Once we receive the analyses of our Phase I exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

Phase II would entail further on-site surface reconnaissance, mapping, sampling, geochemical analyses and backhoe trenching based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $16,000.  We anticipate commencing this phase in the Fall of 2009.

Thus, total expenditures over the next 12 months are therefore expected to be approximately $49,000.

In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we have sufficient funding on hand to do so. While we have sufficient funds on hand to cover the currently planned Phase I and Phase II exploration costs, we will require additional funding in order to undertake further exploration programs on the Queen claim and to cover all of our anticipated administrative expenses.

In the event that exploration programs beyond our planned Phase II program are undertaken on the Queen Claim, we anticipate that additional funding will be required in the form of equity financing from the sale of our common stock and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We believe that outside debt financing will not be an alternative for funding exploration programs on the Queen Claim. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

In the event the results of our initial exploration program proves not to be sufficiently positive to proceed with further exploration on the Queen claim, we intend to seek out and acquire interests in additional mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.  Presently, we have not given any consideration to the acquisition of other exploration properties because we have not yet commenced our initial exploration program and have not received any results.

During this exploration stage Mr. Bygdnes, our President, will only be devoting approximately five to ten hours per week of his time to our business.  We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants.  If, however, the demands of our business require more business time of Mr. Bygdnes for activities such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

We do not intend to purchase any significant equipment for the next twelve months.

Results of Operations for the Three Months Ended October 31, 2008 and Period from June 4, 2008 (Date of Inception) until October 31, 2008

We generated no revenue for the period from June 4, 2008 (Date of Inception) until October 31, 2008. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Queen Claim.  We are presently about to begin the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Queen Claim, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $48,337 for the three months ended October 31, 2008. These operating expenses consisted primarily of accounting and audit expenses of $15,762, legal fees of $13,677, and mineral property exploration costs of $12,250.  We incurred operating expenses in the amount of $57,426 for the period from June 4, 2008 (Date of Inception) through October 31, 2008. These operating expenses consisted primarily of accounting and audit expenses of $16,550, legal fees of $17,479, and mineral property exploration costs of $12,250.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to undertaking our geological exploration program and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded a net loss of $48,337 for the three months ended October 31, 2008, and $57,426 for the period from June 4, 2008 (Date of Inception) until October 31, 2008.

Liquidity and Capital Resources

As of October 31, 2008, we had total current assets of $62,244.  We had $7,281 in current liabilities as of October 31, 2008. Thus, we had working capital of $54,963 as of October 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2008, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Harry Bygdnes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2008.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 6, 2008, the registration statement filed on Form S-1 (Commission file number 333-153881) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,570,000 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ibex Resources Corp.

Date:	December 12, 2008

By: /s/Harry Bygdnes Harry Bygdnes Title: Chief Executive Officer and Director