Form 10-Q
period 2009-04-30
Ibex Resources Corp.
filed 2009-06-04
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-153881

Ibex Resources Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100-11245 Valley Ridge Dr. N.W, Calgary, Alberta, Canada T3B 5V4.
(Address of principal executive offices)

(403) 922-8562
(Issuer’s telephone number)
530 – 1015 4th Street, S.W. Calgary, Alberta, Canada
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,100,000 common shares as of June 3, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:

F-1	Interim Consolidated Balance Sheets as of April 30, 2009 and July 31, 2008.
F-2	Interim Consolidated Statements of Operations for three and nine months ended April 30, 2009 and period from June 4, 2008 (Inception) to April 30, 2009;
F-3	Interim Consolidated Statements of Cash Flows for the nine months ended April 30, 2009 and period from June 4, 2008 (Inception) to April 30, 2009;
F-4	Interim Consolidated Statement of Stockholders’ Equity for period from June 4, 2008 (Inception) to April 30, 2009;
F-5	Notes to Unaudited Interim Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

IBEX RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
April 30, 2009 and July 31, 2008
(Stated in US Dollars)
(Unaudited)

ASSET	April 30, 2009	July 31, 2008

Current
Cash	$18,318	$116,300
Prepaid expenses	-	142
	$18,318	$116,442

LIABILITIES

Current
Accounts payable and accrued liabilities	$200	$10,956
Due to related party – Note 5	1,000	2,200
	1,200	13,156

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 90,000,000 shares authorized 11,100,000 (July 31, 2008: 11,100,000) shares issued	11,100	11,100
Additional paid in capital	101,275	101,275
Deficit accumulated during the exploration stage	(95,257)	(9,089)
	17,118	103,286
	$18,318	$116,442

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and nine months periods ended April 30, 2009,
and the period from June 4, 2008 (Date of Inception) to April 30, 2009
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended April 30, 2009	Three Months Ended April 30, 2009	June 4, 2008 (Date of Inception) to April 30, 2009

Expenses
Accounting and audit fees	$27,541	$4,769	$28,329
Bank charges	325	45	358
Foreign exchange loss	22	9	3,288
Legal fees	21,439	2,300	25,241
Management fees – Note 5	9,000	3,000	10,000
Mineral property option costs	1,875	-	1,875
Mineral property exploration costs	16,685	820	16,685
Office expenses	1,800	600	2,000
Regulatory expenses	4,000	-	4,000
Transfer agent and filing fees	3,481	-	3,481

Net loss for the period	$(86,168)	$(11,543)	$(95,257)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	11,100,000	11,100,000

Comparative figures for the three and nine months periods ended April 30, 2009 are not presented as the Company was incorporated on June 4, 2008

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months periods ended April 30, 2009,
and the period from June 4, 2008 (Date of Inception) to April 30, 2009
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended April 30, 2009	June 4, 2008 (Date of Inception) to April 30, 2009

Cash Flows used in Operating Activities
Net loss for the period	$(86,168)	$(95,257)
Changes in non-cash working capital items:
Prepaid expenses	142	-
Accounts payable and accrued liabilities	(10,756)	200

Net cash used in operating activities	(96,782)	(95,057)

Cash Flows from Financing Activities
Capital stock issued	-	112,375
Increase (decrease) in due to related party	(1,200)	1,000

Net cash (used in) provided by financing activities	(1,200)	113,375

(Decrease) increase in cash during the period	(97,982)	18,318

Cash, beginning of the period	116,300	-

Cash, end of the period	$18,318	$18,318

Supplemental information
Interest and taxes paid in cash	$-	$-

Comparative figures for the nine months period ended April 30, 2008 are not presented as the Company was incorporated on June 4, 2008

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from June 4, 2008 (Date of Inception) to April 30, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accummulated During the Exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash: – at $0.008	6,000,000	$6,000	$42,000	$-	$48,000
– at $0.014	5,100,000	5,100	66,300	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss for the period	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	11,100,000	11,100	101,275	(9,089)	103,286

Net loss for the period	-	-	-	(86,168)	(86,168)

Balance April 30, 2009	11,100,000	$11,100	$101,275	$(95,257)	$17,118

SEE ACCOMPANYING NOTES

IBEX RESOURCES CORP.
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying April 30, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2008 audited financial statements.

Operating results for the nine months ended April 30, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2009.

Note 2
Nature of Operations

The Company was incorporated in the state of Nevada, United States of America on June 4, 2008.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is July 31.

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

Ibex Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 3	Ability to Continue as a Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown. At April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $95,257 since inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional financing in order to meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.  While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future, particularly in light of current global economic conditions.  Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern. If the going concern assumption was not appropriate then the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these financial statements.

Note 4	Summary of Significant Accounting Policies Principles of Consolidation

These consolidated financial statements include the accounts of the Company and IRC Exploration Ltd., a wholly owned subsidiary incorporated in Canada on August 1, 2008.  All significant inter-company transactions and balances have been eliminated.

Ibex Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 4	Summary of Significant Accounting Policies– cont’d Newly Adopted Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). This standard replaces SFAS 141 and establishes principles and requirements for an acquirer, recognizes and measures in its financial statement the identifiable assets acquired and liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. This standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non- controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement did not have a material effect on the Company’s reported financial position or results of operations.

Ibex Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 4	Summary of Significant Accounting Policies – cont’d New Accounting Pronouncements – cont’d

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

Note 5
Related Party Transactions

The amount due to related party is due to the Company’s president for unpaid management fees and is unsecured, non-interest bearing and has no specific terms for repayment.

During the nine months period ended April 30, 2009, the Company incurred $9,000 of management fees charged by the Company’s president.

Ibex Resources Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2009
(Stated in US Dollars)
(Unaudited)

Note 6	Commitments

a)
On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president for Management Services.  Pursuant to the agreement the President will receive $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $44,848 (CDN$54,000) and aggregate exploration expenditures of $201,130 (CDN$241,000) as follows:

i)	Cash payments:

•	CDN$2,000 ($1,875) upon execution of the Option agreement (paid);
•	CDN$2,000 ($1,653) on or before July 31, 2009;
•	CDN$50,000 ($41,320) on or before July 31. 2010.

ii)
Exploration expenditures of $14,157 (CDN$15,000) on or before July 31, 2009 (expenses incurred), $27,586 (CDN$31,000) in aggregate on or before July 31, 2010; $201,130 (CDN$241,000) in aggregate on or before July 31, 2011.

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

Phase I of the recommended geological program cost us a total of approximately $16,685 and has been paid to our mineral property operator during the early part of 2009. Phase I consisted of on-site surface reconnaissance, mapping, sampling, and geochemical analyses. The field work portion of this program has been completed and we have received the geochemical analysis and our geological consultants’ report on Phase I of our exploration program.  As of the date of this report, however, our board of directors has not had the opportunity to review the report and decide on a course of action.

In the next 12 months, we anticipate spending an additional $20,000 on administrative expenses, including fees payable in connection with complying with reporting obligations, and $12,000 to our President, Mr. Bygdnes, in accordance with a Corporate Management Services Agreement between us and Mr. Bygdnes.

Our board of directors, in consultation with our consulting geologist will assess whether to proceed with additional mineral exploration programs.  In making this determination to proceed with a further exploration, we will make an assessment as to whether the results of the initial program are sufficiently positive to enable us to proceed.  This assessment will include an evaluation of our cash reserves, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

Phase II would entail further on-site surface reconnaissance, mapping, sampling, geochemical analyses and backhoe trenching based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $16,000.  We anticipate commencing this phase in the Fall of 2009.

Total expenditures over the next 12 months are expected to be approximately $50,000. We had $17,118 in working capital as of April 30, 2009.  In the event our board of directors, in consultation with our consulting geologist, chooses to conduct the Phase II mineral exploration program beyond the initial program, we have sufficient funding to commence Phase II, but we will not be able to complete Phase II and cover additional administrative expenses. Thus, we will require additional funding in order to complete Phase II, undertake further exploration programs on the Queen claim, and to cover all of our anticipated administrative expenses. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stocks and from loans from our director.  We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock and from loans from our director to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing and there is no assurance that we will be successful in completing any further private placement financings. We believe that outside debt financing will not be an alternative for funding exploration programs on the Queen Claim. The risky nature of this enterprise and lack of tangible assets other than our mineral claim places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.

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

Results of Operations for the Three and Nine Months Ended April 30, 2009 and Period from June 4, 2008 (Date of Inception) until April 30, 2009

We generated no revenue for the period from June 4, 2008 (Date of Inception) until April 30, 2009. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Queen Claim.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Queen Claim, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $11,543 for the three months ended April 30, 2009. These operating expenses consisted primarily of accounting and audit expenses of $4,769, legal fees of $2,300, and management fees of $3,000.  We incurred operating expenses in the amount of $86,168 for the nine months ended April 30, 2009. These operating expenses consisted primarily of accounting and audit expenses of $27,541, legal fees of $21,439, regulatory expenses of $4,000, mineral property exploration payments of $16,685, management fees of $9,000 and transfer agent and filing fees of $3,481.  We incurred operating expenses in the amount of $95,257 for the period from June 4, 2008 (Date of Inception) through April 30, 2009. These operating expenses consisted primarily of accounting and audit expenses of $28,329, legal fees of $25,241, regulatory expenses of $4,000, mineral property exploration payments of $16,685, management fees of $10,000, transfer agent and filing fees of $3,481 and foreign exchange loss of $3,288.

We anticipate our operating expenses will increase as we undertake our plan of operations.  The increase will be attributable to undertaking our geological exploration program and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We recorded a net loss of $11,543 for the three months ended April 30, 2009, $86,168 for the nine months ended April 30, 2009, and $95,257 for the period from June 4, 2008 (Date of Inception) until April 30, 2009.

Comparative figures for the three and nine months periods ended April 30, 2008 are not presented as the Company was incorporated on June 4, 2008.

Liquidity and Capital Resources

As of April 30, 2009, we had total current assets of $18,318.  We had $1,200 in current liabilities as of April 30, 2009. Thus, we had working capital of $17,118 as of April 30, 2009.

Net cash used in operating activities were $96,782 and $95,057 for the nine months ended April 30, 2009 and for the period from June 4, 2008 (Date of Inception) to April 30, 2009, respectively. Our main source of cash was from the sale of our common stocks which generated $112,375 in cash flow to date since the date of our inception.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period from June 4, 2008 (Date of Inception) to July 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2009, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as show.  At April 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $95,257 since inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional financing in order to meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.  While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future, particularly in light of current global economic conditions.  Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern. If the going concern assumption was not appropriate then the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Harry Bygdnes. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended April 30, 2009.

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

Ibex Resources Corp.

Date:	June 3, 2009

By: /s/ Harry Bygdnes Harry Bygdnes Title: Chief Executive Officer and Director