Form 10-K
period 2009-07-31
Source Gold Corp.
filed 2009-10-19
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-153881

Source Gold Corp. (formerly Ibex Resources Corp.)
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100-11245 Valley Ridge Dr. N.W, Calgary, Alberta, Canada	T3B 5V4
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (403) 922-8562

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  44,400,000 as of October 16, 2009

 PART I
Item 1.   Business

Business of Company

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We have acquired a mineral claim that we refer to as the Queen Claim. Exploration of this mineral claim is required before a final determination as to its viability can be made.

The Queen Claim is located approximately 75 miles north-west of the central British Columbia city of Prince George, and approximately 40 miles west of the town of McKenzie. Access to the property is by way of logging roads, approximately 3 miles south of the MacKenzie – Kemess Mine Road. An electric power line follows the MacKenzie – Kemess road.

Our business plan is to proceed with the exploration of the Queen claim to determine whether there are commercially exploitable reserves of gold or other metals on the claim.  We intend to proceed with the initial exploration program as recommended by our consulting geologist.

Phase I of the recommended geological program cost us a total of $16,685 and has been paid to our mineral property operator during the early part of 2009. Phase I consisted of on-site surface reconnaissance, mapping, sampling, and geochemical analyses. The field work portion of this program has been completed and we have received the geochemical analysis and our geological consultants’ report on Phase I of our exploration program.  As of the date of this report, however, our board of directors has not had the opportunity to review the report and decide on a course of action.

Phase II would entail further on-site surface reconnaissance, mapping, sampling, geochemical analyses and backhoe trenching based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $16,000.  We anticipate commencing this phase in the Spring of 2010.

The budget for Phase III of our exploration program is tentative in nature as the actual exploration program to be undertaken will depend upon the outcomes of the Phase I and Phase II exploration programs. Phase III of our exploration program, if undertaken, may commence in the spring or early summer of 2010, and will consist of laying out grids over the mineral claim, trenching, further sampling and assaying, a geophysical program, and the diamond drilling and drill core sampling of ten, 1,000 foot holes. It is currently estimated that Phase III will cost approximately $210,000.

The existence of commercially exploitable mineral deposits in the Queen Claim is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program.

Property Option Agreement

  The Queen Claim is comprised of 23 cells of approximately 50 acres per cell. The Queen Claim is held 100% by Barry Price. The claim, Title # 574763, covers approximately 460 hectares. The entire area enclosed by the mineral claim is approximately 1,136 acres, or approximately 1.8 square miles. The claim is in good standing with the Province of British Columbia until January 27, 2012.

In order to extend the expiry dates of a mineral claim, the British Columbia government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia an amount equal to the combined value of the exploration work stipulated and the filing fee in lieu of completing exploration work to maintain the mineral claim.  When exploration work valued at an amount stipulated by the government is completed and a filing fee is remitted to the Province of British Columbia, the expiry dates of the mineral claim can be extended for a maximum of 10 additional years.  In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claim can be extended for a maximum of only one additional year each year.

Under the terms of the Property Option Agreement between Mr. Barry Price and IRC, our wholly owned mining exploration subsidiary, we acquired an option to acquire an 85% interest in the Queen Claim.

Under that Agreement, we paid Mr. Price an initial sum of $1 to acquire the option and are required to make the following payments in order to exercise that option: $1,875 (CDN$2,000) upon the execution of the POA (which we have paid), $1,842 (CDN$2,000) prior to July 31, 2009 (which is payable as a promissory note), and an additional $46,045 (CDN$50,000) prior to July 31, 2010. These payments are personal fees charged by Mr. Price.  In addition, we must incur the following amounts in exploration expenditures in order to exercise our option: $14,157 (CDN$15,000) prior to July 31, 2009 (which we have met); $28,833 (CDN$31,000) in aggregate on or before July 31, 2010; $222,222 (CDN$241,000) in aggregate on or before July 31, 2011.  We can exercise our option at any time prior to July 31, 2011 if we complete aggregate payments of CND$54,000 to Mr. Price and incur an aggregate of CDN$241,000 in exploration expenses on the Queen Claim.

We will either satisfy the payment terms of the Property Option Agreement in the time frame provided, thereby resulting in us exercising this option or we will fail to satisfy the payment terms and be in default of the Property Option Agreement.  If we are in default of the Property Option Agreement, the optionor can terminate Property Option Agreement if we fail to cure any default within 45 days after the receipt of notice of default.  Our option will expire if we are in default of the Property Option Agreement and fail to cure any default within 45 days after the receipt of notice of default.

Under the Property Option Agreement, we will acquire an 85% interest in the Queen Claim and Mr. Price will hold the remaining 15% interest if we exercise our option. Mr. Price is the operator of the Queen Claim, and as the owner of the mineral claim, he is responsible for maintaining the mineral claim in good standing with the B.C. Mineral Titles Branch. Mr. Price is responsible for conducting the exploration activities on the property in accordance with the Mitchell Geological Services Inc. Geological Report, dated August 4, 2008.  Between research, mobilization, demobilization and a site visit, Mr. Price is expected to expend one to two weeks for the first year exploration phase and additional one to two weeks during the second year exploration phase. The amount of Mr. Price’s time required past these phases cannot be determined at this time.

Joint Venture

Upon the completion of both the first and second year exploration phase, we intend to request that our consulting geologist, Marvin Mitchell, review the results of the exploration program and report back to us with recommendations, if any, with regard to further exploration programs. Further phases beyond the first and second year of our exploration program will be dependent upon a number of factors such as Marvin Mitchell’s recommendations based upon ongoing exploration program results and our available funds.

In the event that we exercise our option, the Property Option Agreement requires that we, and a sole purpose company to be formed by Mr. Barry Price, will enter into a formalized joint venture. We have not entered into such an agreement at the present time and the terms discussed herein are a discussion of the expected terms of such proposed joint venture agreement.  In the event that Mr. Price chooses not to remain as the operator of the Queen Claim, and provided that our board of directors and the recommendations of our consulting geological firm favors further exploration, we intend to seek out a candidate with similar qualifications to those of Mr. Price and form a new joint venture with such persons or parties.

The purpose of the proposed joint venture will be to further explore the property containing the Queen Claim with the eventual goal of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate not proceeding.  Due to the fluctuation in the prices for minerals, it is also possible that mineral exploration ventures may not be profitable resulting in our inability to attract funding from investors to finance further exploration.

Under the terms of the proposed joint venture agreement, both parties agree to associate and participate in a single purpose joint venture to carry out the project. Beneficial ownership of the property remains in each party’s name proportional to its respective interest.  Subsequent to the initial exploration program costs that we will bear, future costs are to be met by each party in proportion to its interest.

If we exercise our option and the joint venture if formed, our initial interest in the joint venture shall be 85% and Price’s company to be formed, which we refer to as “Priceco,” will be 15%. The interest of each party may be reduced and the other party’s interest increased by an amount equal to the share of the exploration costs they would be obliged to pay. If the interest of either us or Priceco is reduced to less than 5%, then that party will be deemed to have assigned their interest to the other party, and their sole remuneration and benefit from the proposed joint venture agreement will be a Royalty equal to 2½% of the net profits. The respective interest of each party in the joint venture could be increased or decreased form time to time if any or all of the following events occur: (1) a party fails to pay its proportionate share of the costs; (2) a party elects not to participate in the program, and/or; (3) a party elects to pay less than its proportionate share of the costs for a program. If these terms operate to cause a party’s interest in the Queen Claim to be reduced to 5% or less, that party will assign and convey its interest to the other party and will receive a royalty equal to 2.5 % of the net profits of production.

The Property Option Agreement provides that Mr. Price, as the initial operator, will have the same rights, duties, and responsibilities in the event that he was the operator under the proposed Joint Venture Agreement.

The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. A management committee consisting of one representative of each party will oversee the operator and manage or supervise the management of the business and affairs of the joint venture. Each representative may cast that number of votes that is equal to that party’s interest. A simple majority of the management committee prevails and the management committee’s decisions made in accordance with the proposed joint venture agreement are binding on all parties. The proposed Joint Venture Agreement contemplates that the agreement will stay in effect for so long as any part of the property or project is held in accordance with the agreement, unless earlier terminated by agreement of all parties.

Geological Report

We selected the Queen mineral property based upon a geological report prepared by our geological consultants firm. In the report, authored by Marvin Mitchell, P.Eng., it is recommended that we launch an initial exploration program on the Queen Claim which cost us $16,685 for Phase I (first year) of the exploration program and $16,000 for Phase II (second year). The terms of the Property Option Agreement require us to incur an additional $210,000 in mineral exploration expenses on the Queen Claim prior to July 31, 2010.

We have engaged the services of Mitchell Geological Services Inc. as our consulting geologist’s firm. Mr. Marvin Mitchell, P.Eng., of that firm has prepared a Geological Report on the Queen Claim. Upon the conclusion of both our first and second year exploration programs, we will engage the services of our consulting geologist to review the findings of exploration on the Queen Mineral Claim and to make recommendations, if any, with regard to future exploration programs.

Our consulting Geologist, Mr. Marvin Mitchell, is a graduate of the University of Montana’s Montana School of Mines where he obtained a Bachelor of Science in Geological Engineering (mining option) in 1968. He is a member of the Association of Professional Engineers and Geoscientists of British Columbia. He has practiced his profession continuously for the past 40 years.

The property that is the subject of the Queen Claim is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. There is no power supply to the mineral claim.

Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.  The details of the Geological Report are provided below.

Queen Mineral Claim

The Queen Claim is located within the Omineca Mining Division of British Columbia, and is located at geographic coordinates Latitude: 55 deg 31’28’’N, and Longitude: 124 deg 06’36’’W. It is located about one-half mile upstream on Barite Creek where Barite Creek flows into the Manson River, and is to the south of the Manson River. The highway from the town of MacKenzie, located about 40 miles to the west, to the Kemess Mine, located about 50 miles to the northwest, runs along the north shore of the Manson River where the two streams join. An electrical power line follows the road.

Road access to the claim from the MacKenzie – Kemess Mine highway is by way of approximately 2 miles of unpaved logging roads. 4 wheel-drive vehicles are recommended for the unpaved portion of the access. The city of Prince George lies approximately 75 miles from the claim to the southeast. Prince George and the Queen Claim are shown on the map below:

N
KEMESS MINE
McConnell Creek (Abandoned)
Tatlatu Lake
Thutade Lake
Skeena River
Sustut River
Sikanni Chief River
Tomias Lake
Cabin
Cabins
Bear Lake
Motase Lake
Kuldo
LORRAINE
Manson Creek Fault
Germansen
Old Hogem
Germansen Landing
Manson Creek
001 OMINECA QUEEN
Williston Lake
Takla Landing
Tsayta Lake
Babine Lake
Buildings
Kispiox
Fort Babine
New Hazelton
Kitwanga
Moricetown
Old Fort
Leo Creek
Witch Lake
MT MILLIGAN
Mackenzie
Kennedy
Mcleod Lake
McLeod Lake
Dorreen
Smithers
McDonnell Lake
Telkwa
Usk
YORKE-HARDY
Granisle
Trembleur Lake
Kazchek Lake
Babine Lake
Nancut
Pinchi
Carp Lake
Parsnip River
Monkman Lake
Building
Perow
Pendleton Bay
Fort Saint James
Burns Lake
Burnie Lakes
Stuart
Stuart River
Summit Lake
Upper Fraser
Endako
Vanderhoof
Hulatt
Prince George
Longworth
British Columbia
Morice Lake
Francois Lake
Wistaria
Kildala Arm
Ootsa Lake
Eulatazella Lake
Red Rock
Bend
Urling
Crescent Spur
Tahtsa Lake
Glatheli Lake
Kemano
Whitesail Lake
Nutli Lake
Eutsuk Lake
Knewstubb Lake
Narrow Lake
Hixon
Stony Lake
FLW 6S
Wonowon
Mundale
North Pine
Fort St John
Hudsons Hope
Bond
Farmington
East Pine
Pine Valley
Fellers Heights
37
39
97
50 km
GPS Map Detail

The terrain is mountainous and the vegetation is typical of the central portion of the Province of British Columbia. There are extensive stands of Fir, Hemlock and Spruce, parts of which have been harvested while major portions of the Spruce forest have been killed by recent infestations of the Spruce bud worm. The logged areas are approximately 12 years old and are extensively covered with small bushes, shrubs and juvenile trees, all of which appear to be products of natural re-seeding. Barite Creek flows through the mineral claim. The claim is located about one-half mile upstream from where Barite Creek flows into the Manson River. The occurrence was first discovered and staked in 1966.

The Province of British Columbia owns the land covered by the Queen Claim. Currently, we are not aware of any native land claim that might affect the title to the mineral claim or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten this claim, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in the Queen Claim, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish any interest that we hold in these claim.

As owner, it is Barry Price’s responsibility to keep the Queen Claim in good standing with the Province of British Columbia. Prior to the expiry dates, Mr. Price plans to file for an extension of the Queen Claim. In order to extend the expiry dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claim valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claim. Currently, an exploration work value of approximately $1,840 is required during each of the first three years after the Queen Claim was acquired and an exploration work value of approximately $3,680 is required in subsequent years. In addition, we must pay a cash reporting fee of $0.16 per acre every time a report is filed.

A maximum of ten years of work credit may be filed on a claim.  Incurring $241,000 in exploration expenses will result in an extension of the expiry dates of the mineral claim for the maximum of 10 additional years provided that a report and filing fee of approximately $184 is remitted to the Province of British Columbia.  In the event that no exploration work is completed and a filing fee is paid to the Province of British Columbia in lieu of completing exploration work, the expiry dates of the mineral claim can be extended only on an annual basis into perpetuity for a maximum of only 1 additional year.  If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claim will lapse and title with revert to the Province of British Columbia.

Recommendations of Our Consulting Geologist

In order to evaluate the exploration potential of the Queen claim, our consulting geologist has recommended on site surface reconnaissance, mapping, sampling, and trenching to be followed by geochemical analyses of the samples to be taken.  The primary goal of the exploration program is to identify sites for additional mineral exploration.

Exploration Budget	Exploration Expenditure
Phase I

On site surface reconnaissance, mapping, sampling and trench site identification, including Geochemical analysis	$15,000

Phase II
Mapping, sampling, trench site identification, and backhoe trenching including Geochemical analysis	$16,000

Total, Phases I and II	$31,000

Geological Reporting	Reporting Expenditure

Initial Geological Report	$2,000

Phase I
Data compilation and report preparation	$1,000

Phase II
Data compilation and report preparation	$2,000

Total Geological Reporting	$5,000

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

Upon our review of the results, we will assess whether the results are sufficiently positive to warrant additional phases of the exploration program.  We will make the decision to proceed with any further programs based upon our consulting geologist’s review of the results and recommendations.  In order to complete significant additional exploration beyond the currently planned Phase I and Phase II, we will need to raise additional capital.

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims.  We were incorporated on June 4, 2008 and our operations are not well-established.  Our resources at the present time are limited.  We may exhaust all of our resources and be unable to complete full exploration of the Queen Claim.  There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities.   If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations.  These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Compliance with Government Regulation

If we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained.  The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to IRC is the Mineral Tenure Act, which is administered by the Mineral Titles Branch of the Ministry of Energy and Mines. The initial phase of our exploration program will consist of the assay analysis of rock samples and a geological ground survey. The practice in British Columbia under this act has been to request permission for such a program in a letter to the B.C. Ministry of Energy and Mines. Permission is usually granted within one week. Should the Phase II exploration program be undertaken, it would be intended to refine information garnered in the first phase employing the same methods of exploration.

The B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code, and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000. The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia.  The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act.  The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.  Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program.  If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests.  Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken.  Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible.  Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities.  Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills.  Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground.  The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phases described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially commercially-viable deposit is discovered.

Employees

We have no employees as of the date of this report other than our president and CEO, Mr. Bygdnes. We conduct our business largely through agreements with consultants and other independent third party vendors. We do not anticipate hiring additional employees over the next twelve months.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws during the exploratory phases of our operations.

Subsidiaries

We do not have any subsidiaries other than IRC Exploration Ltd.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We do not lease or own any real property other than our mineral claims. Our executive and head office is located at 100-11245 Valley Ridge Dr. N.W, Calgary, Alberta, Canada T3B 5V4. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.  When and if we require additional space, we intend to move at that time.

The description of our mineral claims is above under the section entitled “BUSINESS.”

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended July 31, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SRGL.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2009
Quarter Ended	High $	Low $
July 31, 2009	0.0	0.0
April 30, 2009	0.0	0.0
February 28, 2009	0.0	0.0
October 31, 2008	0.0	0.0

Fiscal Year Ending July 31, 2008
Quarter Ended	High $	Low $
July 31, 2008	0.0	0.0
April 30, 2008	0.0	0.0
February 28, 2007	0.0	0.0
October 31, 2007	0.0	0.0

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of July 31, 2009, we had 44,400,000 shares of our common stock issued and outstanding, held by 42 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception. We do not plan to declare any dividends in the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the quarter ended July 31, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the year ended July 31, 2009 and period from June 4, 2008 (inception) to July 31, 2009

We generated no revenue for the period from June 4, 2008 (Date of Inception) until July 31, 2009. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of the Queen Claim.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on the Queen Claim, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $102,804 for the year ended July 31, 2009. These operating expenses consisted primarily of accounting and audit expenses of $32,397, legal fees of $27,442, management fees of $12,000 and mineral property exploration costs of $16,685.

We incurred operating expenses in the amount of $111,893 for the period from June 4, 2008 (Date of Inception) through July 31, 2009. These operating expenses consisted primarily of accounting and audit expenses of $33,185, legal fees of $31,244, regulatory expenses of $4,000, mineral property exploration payments of $16,685, mineral property option cost of $3,717, management fees of $13,000, transfer agent and filing fees of $3,781 and foreign exchange loss of $3,280.

We recorded a net loss of $102,804 for the year ended July 31, 2009 and $111,893 for the period from June 4, 2008 (Date of Inception) until July 31, 2009.

Comparative figures for the years ended July 31, 2009 and 2008 are not presented as the Company was incorporated on June 4, 2008.

Liquidity and Capital Resources

As of July 31, 2009, we had total current assets of $8,014.  We had $7,532 in current liabilities as of July 31, 2009. Thus, we had working capital of $482 as of July 31, 2009.

Net cash used in operating activities were $107,086 and $105,361 for the year ended July 31, 2009 and for the period from June 4, 2008 (Date of Inception) to July 31, 2009, respectively. Our main source of cash was from the sale of our common stocks which generated $112,375 in cash flow to date since the date of our inception.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period from June 4, 2008 (Date of Inception) to July 31, 2009 that they have substantial doubt we will be able to continue as a going concern.
Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As July 31, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our President and Chief Executive Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2009, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending July 31, 2010: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Item 9B.   Other Information

On September 15, 2009, we filed a Certificate of Amendment with the Nevada Secretary of State in order to change our name to “Source Gold Corp.” and to increase our authorized capital stock from 100,000,000 shares to 200,000,000 shares.   The total number of shares of common stock that we now have authority to issue is 180,000,000 shares and the total number of shares of preferred stock that we have authority to issue is 20,000,000 shares.  Our Articles of Incorporation have been amended to reflect this name change and increase in authorized shares.

A copy of the Certificate of Amendment is attached hereto as Exhibit 3.3 and is incorporated by reference herein.

On September 15, 2009, we filed a Certificate of Change with the Nevada Secretary of State in order to implement a forward split of our common shares on the basis of 4 shares for every share issued and outstanding.  The total number of authorized shares has not been changed by this action.

A copy of the Certificate of Change is attached hereto as Exhibit 3.4 and is incorporated by reference herein.

In connection with this name change, increase in authorized shares and forward split, as of the open of business on October 14, 2009, we have the following new CUSIP number and new trading symbol:

New CUSIP Number:   83615A 100
Trading Symbol: SRGL

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of July 31, 2009 and their present positions.

Name	Age	Position(s) and Office(s) Held
Harry Bygdnes	68	President, Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Harry Bygdnes.  Mr. Bygdnes is our CEO, CFO, President, Secretary, Treasurer and sole director. From June 2006 until the present time Mr. Bygdnes has been the President and Director of County Line Energy Corp., a Nevada corporation which owns oil and gas assets in Alberta. From September 2003 to June 2006, Mr. Bygdnes was retired.  Mr. Bygdnes holds a BSc. in Physics and Mathematics from the University of British Columbia.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending July 31, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended July 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Code of Ethics

As of July 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company has and will have the need for accounting, administrative, management, and corporate record-keeping services from time to time, but has determined that it is not cost effective to maintain the infrastructure associated therewith. Hence the company entered into a Corporate Management Services Agreement with Mr. Bygdnes whereby he has agreed to provide these services for us.

In addition, Mr. Bygdnes holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we may expand our compensation package designed to attract, retain and motivate talented executives.
Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harry Bygdnes, CEO, CFO, President, Secretary-Treasurer	2009 2008 2007	12,000 1,000 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	0 0 n/a	12,000 1,000 n/a

Narrative Disclosure to the Summary Compensation Table

Our named executive officer receives $1,000 per month with respect to a Corporate Management Service Agreement with the company. In addition he is entitled to be reimbursed for expenses incurred on behalf of the company.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Harry Bygdnes, CEO, CFO, President, Secretary-Treasurer	-	-	-	-	-	-	-	-	-

Compensation of Directors

We do not compensate our directors for their service at this time.

Stock Option Plans

We did not have a stock option plan in place as of July 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 31, 2009 certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of Class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock (1)
Common Stock	Harry Bygdnes 307 - 15th Street, N.W., Calgary, Alberta	24,000,000	54.05%
Common Stock	All Officers and Directors as a Group (two persons)	24,000,000	54.05%
(1)	The percent of class is based on 44,400,000 shares of common stock issued and outstanding as of July 31, 2009

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On July 1, 2008, we entered into a Corporate Management Services Agreement with our President for Management Services.  Pursuant to the agreement the President will receive $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$12,950	$0	$0	$0
2008	$12,711	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2009 and 2008
F-3	Consolidated Statements of Operations for the year ended July 31, 2009 and periods from June 4, 2008 (Inception) to July 31, 2008 and 2009
F-4	Consolidated Statements of Cash Flows for the year ended July 31, 2009 and periods from June 4, 2008 (Inception) to July 31, 2008 and 2009
F-5	Consolidated Statement of Stockholders’ Equity from June 4, 2008 (Inception) to July 31, 2009
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment
3.4	Certificate of Change
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

By: /s/ Harry Bygdnes
Harry Bygdnes
President, Chief Executive Officer, and Director
October 16, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Harry Bygdnes
Harry Bygdnes
President, Chief Executive Officer, and Director
October 16, 2009

BDO Dunwoody LLP Chartered Accountants	600 Cathedral Place 925 West Georgia Street Vancouver, BC, Canada V6C L2 Telephone: (604) 688-5421 Telefax: (604) 688-5132 E-mail: vancouver@bdo.ca www.bdo.ca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Source Gold Corp. (formerly Ibex Resources Corp.)
 (An Exploration Stage Company)

We have audited the accompanying  consolidated balance sheets of Source Gold Corp. (formerly Ibex Resources Corp.) (the “Company”) (An Exploration Stage Company) and its subsidiary as of July 31, 2009 and July 31, 2008 and the related statements of operations and comprehensive loss, cash flows and stockholders' equity for the year ended July 31, 2009, the period from June 4, 2008 (Date of Inception) to July 31, 2008 and for the period from June 4, 2008 (Date of Inception) to July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp (formerly Ibex Resources Corp.) and its subsidiary as of July 31, 2009 and 2008 and the results of its operations and their cash flows for the year ended July 31, 2009, the period from June 4, 2008 (Date of Inception) to July 31, 2008 and for the period from June 4, 2008 (Date of Inception) to July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has working capital which may not be sufficient to sustain operations over the next twelve months, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  BDO Dunwoody LLP

Chartered Accountants

Vancouver, Canada
October 16, 2009

BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
July 31, 2009 and 2008
(Stated in US Dollars)

ASSET	July 31, 2009	July 31, 2008

Current
Cash	$8,014	$116,300
Prepaid expenses	-	142

	$8,014	$116,442

LIABILITIES

Current
Accounts payable and accrued liabilities	$4,690	$10,956
Promissory note payable - Note 8	1,842	-
Due to related party – Note 4	1,000	2,200

	7,532	13,156

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding
Common stock, $0.001 par value -Notes 1 and 5 180,000,000 shares authorized 44,400,000 (2008:44,400,000) shares issued	44,400	44,400
Additional paid in capital	67,975	67,975
Deficit accumulated during the exploration stage	(111,893)	(9,089)

	482	103,286

	$8,014	$116,442

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the year ended July 31, 2009, the period June 4, 2008 (Date of Inception) to July 31, 2008 and the period from June 4, 2008 (Date of Inception) to July 31, 2009
(Stated in US Dollars)

	Year Ended July 31, 2009	June 4, 2008 (Date of Inception) to July 31, 2008	June 4, 2008 (Date of Inception) to July 31, 2009

Expenses
Accounting and audit fees	$32,397	$788	$33,185
Bank charges	368	33	401
Foreign exchange loss	14	3,266	3,280
Legal fees	27,442	3,802	31,244
Management fees – Note 4	12,000	1,000	13,000
Mineral property option costs	3,717	-	3,717
Mineral property exploration costs	16,685	-	16,685
Office expenses	2,400	200	2,600
Regulatory expenses	4,000	-	4,000
Transfer agent and filing fees	3,781	-	3,781

Net loss and comprehensive loss for the period	$(102,804)	$(9,089)	$(111,893)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,400,000	18,947,368

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the year ended July 31, 2009, the period June 4, 2008 (Date of Inception) to July 31, 2008 and the period from June 4, 2008 (Date of Inception) to July 31, 2009
 (Stated in US Dollars)

	Year Ended July 31, 2009	June 4, 2008 (Date of Inception) to July 31, 2008	June 4, 2008 (Date of Inception) to July 31, 2009

Cash Flows used in Operating Activities
Net loss for the period	$(102,804)	$(9,089)	$(111,893)
Items not involving cash:
Mineral property option costs	1,842	-	1,842

Changes in non-cash working capital items:
Prepaid expenses	142	(142)	-
Accounts payable and accrued liabilities	(6,266)	10,956	4,690

Net cash created by (used in) operating activities	(107,086)	1,725	(105,361)

Cash Flows from Financing Activities
Capital stock issued	-	112,375	112,375
Increase (decrease) in due to related party	(1,200)	2,200	1,000

Net cash created by (used in) provided by financing activities	(1,200)	114,575	113,375

(Decrease) increase in cash during the period	(108,286)	116,300	8,014

Cash, beginning of the period	116,300	-	-

Cash, end of the period	$8,014	$116,300	$8,014

Supplemental information

Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the period from June 4, 2008 (Date of Inception) to July 31, 2009
(Stated in US Dollars)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash: – at $0.002	24,000,000	$24,000	$24,000	$-	$48,000
– at $0.0035	20,400,000	20,400	51,000	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss for the period	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	(9,089)	103,286

Net loss for the year	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	$44,400	$67,975	$(111,893)	$482

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern

The Company was incorporated in the state of Nevada, United States of America on June 4, 2008.  The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is July 31. On August 31, 2009, the Company changed its name to Source Gold Corp. in order to reflect the current focus of the Corporation.

Effectively September 10, 2009, the Company increased the number of authorized common shares of the Company from 90,000,000 to 180,000,000 shares and its authorized preferred shares from 10,000,000 to 20,000,000 shares per director’s resolution dated August 31, 2009.  The Company also conducted a four to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution dated August 31, 2009. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 11,100,000 shares to 44,400,000 shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

During the year, the Company’s subsidiary acquired a mineral claim located in British Columbia, Canada.  The Company intends on exploring its mineral property and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral property is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At July 31, 2009, the Company has working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. The Company has yet to achieve profitable operations, has accumulated losses of $111,893 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 1	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarised below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and IRC Exploration Ltd., a wholly owned subsidiary incorporated in Canada on August 1, 2008.  All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company as defined in the Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises” and The Securities and Exchange Commission Exchange Act Guide 7.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Cash

Cash consists of all highly liquid investments that are readily convertible to cash within 90 days when purchased.

Mineral Property

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. IRC’s functional currency is the Canadian dollar. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) in accordance with the SFAS No. 52 “Foreign Currency Translation”.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the Accumulated Other Comprehensive Income account in Stockholder’s Equity, if applicable.  Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”.  Under the assets and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings (loss) per share are computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.  Diluted loss per share has not been provided as it would be anti-dilutive.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

Comprehensive Income

Under SFAS 130, “Reporting Comprehensive Income”, the Company is required to report comprehensive income, which includes net loss as well as changes in equity from non-owner sources.

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

Note 2	Summary of Significant Accounting Policies – (cont’d)

Newly Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non controlling Interests In Consolidated Financial Statements – an amendment to ARB No.51 (“SFAS No. 160”). This standard Amends ARB 51 to establish accounting and reporting standards for a non-controlling interest in a subsidiary and for deconsolidation of a subsidiary. This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard may not be applied before that date. The Company is assessing the effect that the implementation of this new standard will have on the financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the implementation of this new standard will have on the financial statements.

In June 2009 the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

 New Accounting Pronouncements – (cont’d)

This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted this standard in the current year. Please see Note 3 for details.

In June 2009 the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R)”.  The objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities.  The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is assessing the effect that the implementation of this new standard, if any,  will have on the financial statements.

In June 2009 the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”.  The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 2	Summary of Significant Accounting Policies – (cont’d)

New Accounting Pronouncements – (cont’d)

The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.

This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is assessing the effect that the implementation of this new standard will have on the financial statements.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 3	Financial Instruments

We adopted SFAS No. 157 on August 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 3	Financial Instruments – (cont’d)

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities and promissory note payable, in management’s opinion approximate their fair value due to the short maturity of such instruments.  There financial assets and liabilities are valued using level 1 inputs. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4	Related Party Transactions

The amount due to related party is due to the Company’s president for unpaid management fees of $1,000 (2008: unpaid management fees of $1,000 and cash advances of $1,200).  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

On June 16, 2008 the Company received and accepted a subscription to purchase 24,000,000 common shares at $0.002 per share for aggregate proceeds of $48,000 from Company’s president.  The subscription agreement permitted the Company to accept US$48,000 or CDN$48,000 in full settlement of the share subscription.  The share subscription was settled in Canadian dollars.  On June 16, 2008 the shares were issued.

During the year ended July 31, 2009, the Company incurred $12,000 (period from Inception June 4, 2008 to July 31, 2008 - $1,000) of management fees charged by the Company’s president

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 5	Capital Stock-Note 1

On June 16, 2008, the Company issued 24,000,000 common shares to the Company’s president at $0.002 per share for total proceeds of $48,000.

On July 31, 2008, the Company issued 20,400,000 common shares at $0.0035 per share for total proceeds of $71,400 pursuant to a private placement.  The Company paid commissions of $7,025 for net proceeds of $64,375

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 6	Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended July 31, 2009	June 4, 2008 (Date of Inception) to July 31, 2008

Basic statutory and provincial income tax rate	34.0%	34.0%

Approximate loss before income taxes	$103,000	$9,000

Expected approximate tax recovery on net loss, before income tax	$35,000	$3,100
changes in valuation allowance	(35,000)	(3,100)

Deferred income tax recovery	$-	$-

Significant components of the Company’s future tax assets and liabilities are as follows:

	Year Ended July 31, 2009	June 4, 2008 (Date of Inception) to July 31, 2008

Deferred income tax assets
Non-capital losses carried forward	$30,000	$3,100
Mineral properties	5,000	-
Less: valuation allowance	(35,000)	(3,100)

Deferred income tax assets	$-	$-

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 6	Income Taxes - (cont’d)

At July 31, 2009, the Company has incurred accumulated net operating losses in the United States of America totalling approximately $92,000 which are available to reduce taxable income in future taxation years.

These losses expire as follows:

Year of Expiry	Amount

2028	$ 9,000
2029	83,000

$ 92,000

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more-likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Uncertain Tax Positions

The Company has adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

The Company files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.  The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities, or examinations by foreign tax authorities until respective statue of limitation.  It is subject to tax examinations by tax authorities for all taxation years commencing on or after 2008.

Management’s analysis of FIN 48 supports the conclusion that the Company does not have any accruals for uncertain tax positions as of July 31, 2009. As a result, tabular reconciliation of beginning and ending balances would not be meaningful. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense in the period of the assessment. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

The Company estimated the expected amount of loss carry forwards available. The Company expects to have significant net operating loss carry forwards for income tax purposes available to offset future taxable income.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2009 and 2008
(Stated in US Dollars)

Note 7	Commitments

a)
On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president for Management Services.  Pursuant to the agreement the President will receive $1,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

b)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $49,762 (CDN$54,000) and aggregate exploration expenditures of $222,222 (CDN$241,000) as follows:

i)	Cash payments:

•	CDN$2,000 ($1,875) upon execution of the Option agreement (paid);
•	CDN$2,000 ($1,842) on or before July 31, 2009;
•	CDN$50,000 ($46,045) on or before July 31. 2010.

ii)
Exploration expenditures of $14,157 (CDN$15,000) on or before July 31, 2009 (expenses incurred), $28,833 (CDN$31,000) in aggregate on or before July 31, 2010; $222,222 (CDN$241,000) in aggregate on or before July 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

Note 8	Promissory note payable

Pursuant to a promissory note dated July 31, 2009, the Company promised to pay the owner of the “Queen” claim $1,842 (CND$2,000) Note 7. The note is unsecured, non-interest bearing, and is due on or before January 31, 2010.