Form 10-Q
period 2009-10-31
Source Gold Corp.
filed 2009-12-17
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-153881

Source Gold Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100-11245 Valley Ridge Dr. N.W, Calgary, Alberta, Canada T3B 5V4.
(Address of principal executive offices)

(403) 922-8562
(Issuer’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,900,000 common shares as of December 14, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheets as of October 31, 2009 and July 31, 2009.
F-2	Interim Consolidated Statements of Operations and comprehensive loss for three months ended October 31, 2009 and 2008 and period from June 4, 2008 (Inception) to October 31, 2009;
F-3	Interim Consolidated Statements of Cash Flows for the three months ended October 31, 2009 and 2008 and period from June 4, 2008 (Inception) to October 31, 2009;
F-4	Interim Consolidated Statement of Stockholders’ Equity for period from June 4, 2008 (Inception) to October 31, 2009;
F-5	Notes to Unaudited Interim Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
October 31, 2009 and July 31, 2009
(Stated in US Dollars)
(Unaudited)

ASSET	October 31 2009	July 31 2009

Current
Cash	$53,517	$8,014

	$53,517	$8,014

LIABILITIES

Current
Accounts payable and accrued liabilities	$31,589	$4,690
Promissory note payable – Note 8	1,866	1,842
Due to related party – Note 5	3,000	1,000

	36,455	7,532

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 6 180,000,000 shares authorized 44,800,000 ( July 31, 2009: 44,400,000) shares issued	44,800	44,400
Additional paid in capital	167,575	67,975
Deficit accumulated during the exploration stage	(195,313)	(111,893)
	17,062	482
	$53,517	$8,014

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Commitments – Notes 7 and 9
Subsequent events – Notes 6, 7 and 9

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three month period ended October 31, 2009, the three month period ended October 31, 2008 and the period from June 4, 2008 (Date of Inception) to October 31, 2009
(Stated in US Dollars)
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative June 4, 2008 (Date of Inception) to October 31, 2009

Expenses
Accounting and audit fees	$17,891	$15,762	$51,076
Bank charges	67	206	468
Foreign exchange loss	1,045	8	4,325
Legal fees	13,202	13,677	44,446
Management fees – Note 5	3,000	3,000	16,000
Mineral property option costs	46,640	1,875	50,357
Mineral property exploration costs	-	12,250	16,685
Office expenses	600	600	3,200
Regulatory expenses	-	-	4,000
Transfer agent and filing fees	975	945	4,756

Net loss and comprehensive loss for the period	$(83,420)	$(48,323)	$(195,313)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,413,043	44,400,000

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three month period ended October 31, 2009, the three month period ended October 31, 2008 and the period from June 4, 2008 (Date of Inception) to October 31, 2009
(Stated in US Dollars)
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative June 4, 2008 (Date of Inception) to October 31, 2009

Cash Flows used in Operating Activities
Net loss for the period	$(83,420)	$(48,323)	$(195,313)
Items not involving cash:
Mineral property option costs	-	-	1,842
Foreign exchange and adjustment on promissory note	24	-	24

Changes in non-cash working capital items:
Prepaid expenses	-	87	-
Accounts payable and accrued liabilities	26,899	(4,675)	31,589

Net cash provided by (used in) operating activities	(56,497)	(52,911)	(161,858)

Cash Flows from Financing Activities
Capital stock issued	100,000	-	212,375
Increase (decrease) in due to related party	2,000	(1,200)	3,000

Net cash provided by (used in) provided by financing activities	102,000	(1,200)	215,375

(Decrease) increase in cash during the period	45,503	(54,111)	53,517

Cash, beginning of the period	8,014	116,300	-

Cash, end of the period	$53,517	$62,189	$53,517

Supplemental information

Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from June 4, 2008 (Date of Inception) to October 31, 2009
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash: – at $0.002	24,000,000	$24,000	$24,000	$-	$48,000
– at $0.0035	20,400,000	20,400	51,000	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss for the period	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	(9,089)	103,286

Net loss for the year	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	(111,893)	482

Capital stock issued for cash: – at $0.25	400,000	400	99,600	-	100,000

Net loss for the period	-	-	-	(83,420)	(83,420)

Balance October 31, 2009	44,800,000	$44,800	$167,575	$(195,313)	$17,062

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（Formerly Ibex Resources Corp.）
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying October 31, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2009 audited financial statements.

Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

Note 2	Nature of Operations and Ability to Continue as a Going Concern

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

Effective September 10, 2009, the Company increased the number of authorized common shares of the Company from 90,000,000 to 180,000,000 shares and its authorized preferred shares from 10,000,000 to 20,000,000 shares per director’s resolution dated August 31, 2009.  The Company also conducted a four to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution dated August 31, 2009. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 11,100,000 shares to 44,400,000 shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

During the prior year, the Company’s subsidiary acquired another mineral claim located in British Columbia, Canada.  During the period ended October 31, 2009, the Company acquired a mineral claim located in Ontario, Canada  The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 2	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At October 31, 2009, the Company has working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. The Company has yet to achieve profitable operations, has accumulated losses of $195,313 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Note 3	Summary of Significant Accounting Policies

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

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 3	Summary of Significant Accounting Policies – (cont’d) Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  The guidance is not intended to change or alter existing GAAP. The guidance became effective for the Company on September 15, 2009.  The guidance did not have an impact on the Company's financial position, results of operations or cash flows.  All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of August 1, 2009.  The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance for non-controlling interests in consolidated financial statements which established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The guidance clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  The Company adopted the disclosure provisions of the guidance as of August 1, 2009.  The adoption of this guidance had no effect on our financial statements.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 3	Summary of Significant Accounting Policies – (cont’d) Newly Adopted Accounting Pronouncements – (cont’d)

In June 2008, the FASB issued authoritative guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The Company adopted the disclosure provisions of the guidance as of August 1, 2009.  The adoption of this guidance had no effect on the financial position and results of operations of the Company.

In December 2007 the FASB issued authoritative guidance which amended the existing guidance for business combinations.  The revised guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective for the Company on August 1, 2009.  The adoption of this revised guidance had no effect on our financial statements.

Newly Issued Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for the Company commencing August 1, 2010.  The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 3	Summary of Significant Accounting Policies – (cont’d) Newly Issued Accounting Pronouncements – (cont’d)

In June 2009 the FASB issued authoritative guidance which amended existing guidance for the accounting for transfers of financial assets.  The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective for the Company commencing August 1, 2010.  Earlier application is prohibited.  This guidance must be applied to transfers occurring on or after the effective date. The Company is assessing the effect that the implementation of this guidance will have on the financial statements.

In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance is effective for the Company on August 1, 2010,  and shall be applied retrospectively to all prior periods.  The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

Note 4	Financial Instruments

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs is expanded.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 4	Financial Instruments – (cont’d)

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, promissory note payable, and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 1 inputs.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 5	Related Party Transactions

The amount due to related party is due to the Company’s former president for unpaid management fees of $3,000 (July 31, 2009: unpaid management fees of $1,000).  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

On June 16, 2008 the Company received and accepted a subscription to purchase 24,000,000 common shares at $0.002 per share for aggregate proceeds of $48,000 from Company’s former president.  The subscription agreement permitted the Company to accept US$48,000 or CDN$48,000 in full settlement of the share subscription.  The share subscription was settled in Canadian dollars.  On June 16, 2008 the shares were issued.

During the three month period ended October 31, 2009, the Company incurred $3,000 (three month period to October 31, 2008 - $3,000) of management fees charged by the Company’s former president.

Note 6
Capital Stock – Note 1

Issued:

On June 16, 2008, the Company issued 24,000,000 common shares to the Company’s former president at $0.002 per share for total proceeds of $48,000.

On July 31, 2008, the Company issued 20,400,000 common shares at $0.0035 per share for total proceeds of $71,400 pursuant to a private placement.  The Company paid commissions of $7,025 for net proceeds of $64,375.

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 6	Capital Stock – Note 1 Issued:

On October 26, 2009, the Company issued 200,000 common shares at $0.25 per share for total proceeds of $50,000 pursuant to a private placement.

On October 30 2009, the Company issued 200,000 common shares at $0.25 per share for total proceeds of $50,000 pursuant to a private placement.

On November 26, 2009, the Company issued 100,000 common shares at $1.00 per share for total proceeds of $100,000 pursuant to a private placement.

Note 7	Commitments

a)
On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president at the time for management services.  Pursuant to the agreement the former President will receive $1,000 per month plus expenses for services rendered.  The agreement was terminated effective November 1, 2009, and the former President resigned on November 6, 2009.

b)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $50,357 (CDN$54,000) and aggregate exploration expenditures of $224,878 (CDN$241,000) as follows:

i)	Cash payments:

•	$1,875 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,842 (CDN$2,000) on or before July 31, 2009 (paid);
•	$46,640 (CDN$50,000) on or before July 31. 2010.

ii)
Exploration expenditures of $14,157 (CDN$15,000) on or before July 31, 2009 (expenses incurred), $28,990 (CDN$31,000) in aggregate on or before July 31, 2010; $224,878 (CDN$241,000) in aggregate on or before July 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

c)
On October 26, 2009, the Company, entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the “Thunder Bay” claims) located in the Thunder Bay Mining Division of Ontario.  The option agreement is denominated in Canadian dollars.  Consideration for the option is the issuance of 2,000,000 common shares of the company, cash payments totalling $102,608 (CDN$110,000), and aggregate exploration expenditures of $932,800 (CDN$1,000,000) as follows:

Source Gold Corp.
(Formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2009
(Stated in US Dollars)

Note 7	Commitments – (cont’d)

c)
On October 26, 2009, the Company, entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the “Thunder Bay” claims) located in the Thunder Bay Mining Division of Ontario.  The option agreement is denominated in Canadian dollars.  Consideration for the option is the issuance of 2,000,000 common shares of the company, cash payments totalling $102,608 (CDN$110,000), and aggregate exploration expenditures of $932,800 (CDN$1,000,000) as follows:

i)	Cash payments:

•	$46,640 (CDN$50,000) upon execution of the Option agreement (paid);
•	$55,968 (CDN$60,000) on or before December 1, 2009.
•	On November 26, 2009 and December 7, 2009 the Company made cash payments of $30,196(CDN$31,785) and $26,686(CDN$28,215) respectively.

ii)	Exploration expenditures of $466,400 (CDN$500,000) on or before December 31, 2010, and $932,800 (CDN$1,000,000) in aggregate on or before December 31, 2011.

iii)	The issuance of 2,000,000 common shares to the shareholders of the optionor, as directed by the optionor, within 30 days of the closing of the transaction.

Upon earning its 50% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

 Pursuant to the agreement, if commercial production has been acheived and the Company sells or otherwise disposes of metals and minerals that has been produced and removed from the Thunder Bay properties, the Company will pay Thunder Bay a 3% Net Smelter Return royalty. In the event the Company sells or causes the sale of products other than to a smelter or refinery or otherwise causes the removal of products from the Property, the Company will pay a 2% Net Smelter Return Royalty.  Alternatively, the Company can buy back the royalty right for $1,000,000 for each breccia pipe that reaches commercial production.
Note 8	Promissory note payable

Pursuant to a promissory note dated July 31, 2009, the Company promised to pay the owner of the “Queen” claim $1,866 (CND$2,000). The note is unsecured, non-interest bearing, and is due on or before January 31, 2010.

Note 9	Subsequent events

On November 1, 2009, the Company entered into a Corporate Management Services Agreement with the President of the Company for management services.  Pursuant to the agreement the President will receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

The Company evaluated subsequent events through the financial statements filing date of December 14, 2009.

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

Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We hold an option to acquire an 85% interest in the Queen claim, located in the Omineca district of central British Columbia, Canada. During the current reporting period, we entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.

The Queen Claim

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

The KRK West Claim

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (“Thunder Bay”) under which were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  In consideration of the 50% interest in the Twin Falls Claim, we agreed as follows:

▪
to pay $110,000 (CDN) to Thunder Bay with $50,000 (CDN) of that amount due upon execution of the Agreement before commencing due diligence of the claims (paid) and the balance of $60,000 (CDN) on or before December 1, 2009;

▪	to incur $500,000 (CDN) in expenditures on the claims before December 31, 2010 and $500,000 in expenditures on the claims before December 31, 2011; and

▪	to issue 2,000,000 shares of our common stock to the shareholders of Thunder Bay within 30 days of closing the transaction.

On November 26, 2009 and December 7, 2009, we made payments of $31,785 (CDN) and $28,215 (CDN) respectively. We expect to issue the 2,000,000 shares of our comon stock in the near future. Thunder Bay is agreeable to this slight extension from the original terms.

Under the agreement, Thunder Bay will act as operator and define the nature of and execute all exploration programs and subsequent phases of development on the claims.

If we are able to pay the consideration for the claims (as set forth above), we will be entitled to a 50% interest in the claims, which are currently subject to a 3% Net Smelter Royalty in favor of James Wheeler, President of Thunder Bay. In the event we acquire an interest in the claims, we and Thunder Bay have further agreed to enter into a joint venture agreement for further exploration and development of the claims.

We received initial results from samples assayed by Accurassay Laboratories in Thunder Bay, Ontario, Canada. The samples were taken from the KRK West Property in the Beardmore-Geraldton Greenstone Belt in Northwestern Ontario, Canada.

Based upon the initial exploration program of trenching, channel sampling, geological mapping and a TEM survey covering our claim group on over 15 square miles of the KRK West Property, we have identified three main areas of interest.

The first area of interest is the Little Brother Claim Group, where a number of samples were taken from an area along a northern grandiorite with intermediate volcanics, which yielded visible gold occurrences. Assay results from this initial sampling program have yielded very encouraging high-grade gold assays of 9.55/oz per ton (270.74 grams/ton). Separate samples assayed from this area have similarly yielded very high-grade copper of 15.5%.

The second area of interest is close to the eastern portion of the property east of Peddle Lake. This area is the most active on the property where a number of drill collars belonging to a previous operator were drilled during the 1970's. The ground observations in the trenches and historical assessment have indicated a large disrupted zone carrying high gold and silver values.

The third area of interest is the most westerly area of the property near Musca Lake, along a continuous shear zone. The Musca Lake zone consists of a quartz flooded shear which pinches and swells along its strike length.

We will continue with an aggressive exploration program, centered on the major fault lines and areas of interest which traverse our mineral claims. Accurassay Laboratories is currently processing more than 250 trench samples from our three main areas of interest on the KRK West Property, and further assay results are expected within the next few weeks.

Results of Operations for the Three Months Ended October 31, 2009 and 2008 and Period from June 4, 2008 (Date of Inception) until October 31, 2009

We generated no revenue for the period from June 4, 2008 (Date of Inception) until October 31, 2009. We do not anticipate earning revenues until such time that we exercise our option and enter into commercial production of our claims.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $83,420 for the three months ended October 31, 2009, compared with $48,323 for the three months ended October 31, 2008. Operating expenses for the three months ended October 31, 2009 consisted primarily of mineral property option costs of $46,640 cash payment upon execution of the property option agreement for the Thunder Bay claims, accounting and audit expenses of $17,891, legal fees of $13,202, and management fees of $3,000.  Operating expenses for the three months ended October 31, 2008 consisted primarily of mineral exploration property costs of $12,250, accounting and audit expenses of $15,762, legal fees of $13,677, and management fees of $3,000.  We incurred operating expenses in the amount of $195,313 for the period from June 4, 2008 (Date of Inception) through October 31, 2009. These operating expenses consisted primarily of accounting and audit expenses of $51,076, legal fees of $44,446, mineral property option costs of $50,357, mineral property exploration payments of $16,685, and management fees of $16,000.

Liquidity and Capital Resources

As of October 31, 2009, we had total current assets of $53,517 as compared to $8,014 for the year ended July 31, 2009.  We had $36,455 in current liabilities as of October 31, 2009 as compared to $7,532 for the year ended July 31 2009. Thus, we had working capital of $17,062 as of October 31, 2009 as compared to $482 as of July 31, 2009.

Net cash used in operating activities were $56,497 and $161,858 for the three months ended October 31, 2009 and for the period from June 4, 2008 (Date of Inception) to October 31, 2009, respectively. Our main source of cash was from the sale of our common stocks which generated $215,375 in cash flow to date since the date of our inception.

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

Off Balance Sheet Arrangements

As of October 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as show.  At October 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $195,313 since inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional financing in order to meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.  While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future, particularly in light of current global economic conditions.  Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern. If the going concern assumption was not appropriate then the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lauren Notar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2009, our disclosure controls and procedures were ineffective as of the end of the period covered. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2009, the Company issued 200,000 common shares at $0.25 per share for total proceeds of $50,000 pursuant to a private placement.

On October 30 2009, the Company issued 200,000 common shares at $0.25 per share for total proceeds of $50,000 pursuant to a private placement.

On November 26, 2009, the Company issued 100,000 common shares at $1.00 per share for total proceeds of $100,000 pursuant to a private placement.

These shares were issued in reliance on the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2009.

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

Source Gold Corp.

Date:	December 15, 2009

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director