Form 10-Q
period 2010-01-31
Source Gold Corp.
filed 2010-03-17
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-153881

Source Gold Corp.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Toronto Street, Suite 234 Toronto, Ontario, Canada M5C 2B5
(Address of principal executive offices)

(289) 208-5537
(Issuer’s telephone number) 100-11245 Valley Ridge Dr. N.W,
Calgary, Alberta, Canada T3B 5V4
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 45,020,000 common shares as of March 16, 2010.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheets as of January 31, 2010 and July 31, 2009.
F-2	Interim Consolidated Statements of Operations and comprehensive loss for six and three months ended January 31, 2010 and 2009 and period from June 4, 2008 (Inception) to January 31, 2010;
F-3	Interim Consolidated Statements of Cash Flows for the six months ended January 31, 2010 and 2009 and period from June 4, 2008 (Inception) to January 31, 2010;
F-4	Interim Consolidated Statement of Stockholders’ Equity for period from June 4, 2008 (Inception) to January 31, 2010;
F-5	Notes to Unaudited Interim Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
January 31, 2010 and July 31, 2009
(Stated in US Dollars)
(Unaudited)

		January 31,	July 31
	ASSET	2010	2009

	Current
	Cash	$17,961	$8,014

		$17,961	$8,014

LIABILITIES

	Current
	Accounts payable and accrued liabilities	$13,394	$4,690
	Promissory note payable – Note 8	-	1,842
	Due to related party – Note 5	-	1,000

		13,394	7,532

STOCKHOLDERS’ EQUITY

	Preferred stock, $0.001 par value
20,000,000	shares authorized, none outstanding
	Common stock, $0.001 par value – Note 6
180,000,000	shares authorized
	44,900,000 (July 31, 2009: 44,400,000) shares issued	44,900	44,400
	Additional paid in capital	267,475	67,975
	Deficit accumulated during the exploration stage	(307,808)	(111,893)

		4,567	482

		$17,961	$8,014

Nature of Operations and Ability to Continue as a Going Concern – Note 2
Commitments – Note 7
Subsequent events – Note 9

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and six month periods ended January 31, 2010 and January 31, 2009 and the period from June 4, 2008 (Date of Inception) to January 31, 2010
(Stated in US Dollars)
(Unaudited)

					Cumulative June 4,
					2008
	Six Months	Six Months	Three Months	Three Months	(Date of
	Ended	Ended	Ended	Ended	Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009	2010

Expenses
Accounting and audit fees	$29,007	$22,772	$11,116	$7,010	$62,192
Bank charges	362	280	295	74	763
Foreign exchange (gain) loss	845	13	(200)	5	4,125
Legal fees	16,870	19,139	3,668	5,462	48,114
Management fees – Note 5	20,500	6,000	17,500	3,000	33,500
Mineral property option costs	103,718	1,875	57,078	-	107,435
Mineral property exploration costs	5,346	15,865	5,346	3,615	22,031
Office expenses	11,852	1,200	11,252	600	14,452
Regulatory expenses	-	4,000	-	4,000	4,000
Shareholder communications	6,285	-	6,285	-	6,285
Transfer agent and filing fees	1,130	3,481	155	2,536	4,911

Net loss for the period	$(195,915)	$(74,625)	$(112,495)	$(26,302)	$(307,808)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,642,391	44,400,000	44,871,739	44,400,000

 SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six month periods ended January 31, 2010 and January 31, 2009 and the period from
June 4, 2008 (Date of Inception) to January 31, 2010
(Stated in US Dollars)
(Unaudited)

			Cumulative
			June 4,
			2008
	Six Months	Six Months	(Date of
	Ended	Ended	Inception) to
	January 31,	January 31,	January31,
	2010	2009	2010

Cash Flows used in Operating Activities
Net loss for the period	$(195,915)	$(74,625)	$(307,808)
Items not involving cash:
Mineral property option costs	-	-	1,842
Foreign exchange adjustment	33	395	33

Changes in non-cash working capital items:
Prepaid expenses	-	(72)	-
Accounts payable and accrued liabilities	8,704	(8,848)	13,394

Net cash provided by (used in) operating activities	(187,178)	(83,940)	(292,539)

Cash Flows from Financing Activities
Capital stock issued, net cash commission	200,000	-	312,375
Promissory note paid	(1,875)	-	(1,875)
Decrease in due to related party	(1,000)	(1,200)	-

Net cash provided by (used in) provided by financing activities	197,125	(1,200)	310,500

Increase (decrease) in cash during the period	9,947	(85,140)	17,961

Cash, beginning of the period	8,014	116,300	-

Cash, end of the period	$17,961	$31,160	$17,961

Supplemental information

Interest and taxes paid in cash	$-	$-	$-

 SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
INTREIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from June 4, 2008 (Date of Inception) to January 31, 2010
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid In	Exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash: – at $0.002	24,000,000	$24,000	$24,000	$-	$48,000
– at $0.0035	20,400,000	20,400	51,000	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss for the period	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	(9,089)	103,286
Net loss for the year	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	(111,893)	482
Capital stock issued for cash: – at $0.25	400,000	400	99,600	-	100,000
Capital stock issued for cash: – at $1.00	100,000	100	99,900	-	100,000
Net loss for the period	-	-	-	(195,915)	(195,915)

Balance January 31, 2010	$44,900,000	$44,900	$267,475	$(307,808	$4,567

 SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying January 31, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2009 audited financial statements (notes thereto) included in the Company's Annual Report on Form 10-K.

Operating results for the six months ended January 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

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

During the prior year, the Company’s subsidiary acquired a mineral claim located in British Columbia, Canada.  During the period ended January 31, 2010, the Company acquired another mineral claim located in Ontario, Canada.  The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
(Stated in US Dollars)

Note 2	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At January 31, 2010, the Company has working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. The Company has yet to achieve profitable operations, has accumulated losses of $307,808 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations.  The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies consistent with year-end.

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
January 31, 2010
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
January 31, 2010
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

In December 2007, the FASB issued authoritative guidance which amended the existing guidance for business combinations.  The revised guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance became effective for the Company on August 1, 2009.  The adoption of this revised guidance had no effect on our financial statements.

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
January 31, 2010
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

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
(Stated in US Dollars)

Note 4	Financial Instruments – (cont’d)

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities, promissory note payable, and due to related parties in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.
Note 5	Related Party Transactions

The amount due to related party is due to the Company’s former president for unpaid management fees of $Nil (July 31, 2009: unpaid management fees of $1,000).  These amounts are unsecured, non-interest bearing and have no specific terms for repayment.

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

During the six month period ended January 31, 2010, the Company incurred management fees of $3,000 (six month period to January 31, 2009 - $6,000) charged by the Company’s former president and $17,500 (six month period ended January 31, 2009 - $Nil) charged by the Company’s president.

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
January 31, 2010
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

a)
On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president at the time for management services.  Pursuant to the agreement the former President receives $1,000 per month plus expenses for services rendered.  The agreement was terminated effective November 1, 2009, and the former President resigned on November 6, 2009.

b)
On November 1, 2009, the Company entered into a Corporate Management Services Agreement with the newly appointed President of the Company for management services.  Pursuant to the agreement the President will receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month from December 1, 2009 plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

c)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $50,452 (CDN$54,000) and aggregate exploration expenditures of $225,302 (CDN$241,000) as follows:

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
(Stated in US Dollars)

Note 7	Commitments – (cont’d)

c)	(cont’d)

i)      Cash payments:

•	$1,875 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,842 (CDN$2,000) on or before July 31, 2009 (paid);
•	$46,735 (CDN$50,000) on or before July 31. 2010.

ii)
Exploration expenditures of $14,157 (CDN$15,000) on or before July 31, 2009 (expenses incurred), $29,015 (CDN$31,000) in aggregate on or before July 31, 2010; $225,302 (CDN$241,000) in aggregate on or before July 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

The property option agreements were stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate at January 31, 2010 for all future commitments.

d)
On October 26, 2009, the Company, entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the “KRK West” claims) located in the Thunder Bay Mining Division of Ontario.  The option agreement is denominated in Canadian dollars.  Consideration for the option is the issuance of 2,000,000 common shares of the company, cash payments totalling $103,718 (CDN$110,000), and aggregate exploration expenditures of $937,241 (CDN$1,000,000) as follows:

i)	Cash payments:

• $46,640 (CDN$50,000) upon execution of the Option agreement (paid in the three months period ended October 31, 2009);

• $57,078(CDN$60,000) on or before December 1, 2009 (paid)

On November 26, 2009 and December 7, 2009 the Company made cash payments of $30,000 (CDN$31,785) and $27,078 (CDN$28,215) respectively.

ii)	Exploration expenditures of $467,621 (CDN$500,000) on or before December 31, 2010, and $934,971 (CDN$1,000,000) in aggregate on or before December 31, 2011.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2010
(Stated in US Dollars)

Note 7	Commitments – (cont’d)

d)	(cont’d)

i)	(cont’d)

During the six month period ended January 31, 2010, the Company incurred exploration expenditures aggregating $5,345 (CDN$5,428)

iii)	The issuance of 2,000,000 common shares to the shareholders of the optionor, as directed by the optionor.

Upon earning its 50% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

Pursuant to the agreement, if commercial production has been achieved and the Company sells or otherwise disposes of metals and minerals that has been produced and removed from the KRK West properties, the Company will pay Thunder Bay a 3% Net Smelter Return royalty. In the event the Company sells or causes the sale of products other than to a smelter or refinery or otherwise causes the removal of products from the Property, the Company will pay a 2% Net Smelter Return Royalty. Alternatively, the Company can buy back the royalty right for $1,000,000 for each breccia pipe that reaches commercial production.

The property option agreements were stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate @ January 31, 2010 for all future commitments.

Note 8	Promissory note payable

Pursuant to a promissory note dated July 31, 2009, the Company promised to pay the owner of the “Queen” claim $1,842 (CND$2,000) Note 7. The note was unsecured, non-interest bearing, and was due on or before January 31, 2010.  On November 6, 2009 the Company paid and settled the note.

Note 9	Subsequent events

Subsequent to January 31, 2010, the Company issued 120,000 common shares at $1.00 per share for total proceeds of $120,000 pursuant to a private placement.

The Company evaluated subsequent events through the financial statements filing date of March 16, 2010.

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

Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We hold an option to acquire an 85% interest in the Queen claim, located in the Omineca district of central British Columbia, Canada. We also hold an option to earn up to a 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.

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

The KRK West Claim

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (“Thunder Bay”) under which were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  In consideration of the 50% interest in the Twin Falls Claim, we agreed as follows:

▪
to pay $110,000 (CDN) to Thunder Bay with $50,000 (CDN) of that amount due upon execution of the Agreement before commencing due diligence of the claims (paid) and the balance of $60,000 (CDN) on or before December 1, 2009 (paid);

▪	to incur $500,000 (CDN) in expenditures on the claims before December 31, 2010 and $500,000 in expenditures on the claims before December 31, 2011; and

▪	to issue 2,000,000 shares of our common stock to the shareholders of Thunder Bay within 30 days of closing the transaction.

On November 26, 2009 and December 7, 2009, we made payments of $31,785 (CDN) and $28,215 (CDN) respectively. We expect to issue the 2,000,000 shares of our common stock in the near future.  Thunder Bay is agreeable to this slight extension from the original terms.

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

Results of Operations for the Three Months Ended January 31, 2010 and 2009 and Period from June 4, 2008 (Date of Inception) until January 31, 2010

We incurred operating expenses in the amount of $112,495 for the three months ended January 31, 2010, compared with $26,302 for the three months ended January 31, 2009.  The significant increase was due to the increase in management fees, mineral property option costs, and mineral property exploration costs related to the Thunder Bay claims.Operating expenses for the three months ended January 31, 2010 consisted primarily of mineral property option costs of $57,078 cash payment for the property option agreement for the Thunder Bay claims, accounting and audit expenses of $11,116, legal fees of $3,668, management fees of $17,500, office expenses of $11,252, mineral exploration costs of $5,346, and shareholder communication costs of $6,285.  Operating expenses for the three months ended January 31, 2009 consisted primarily of mineral exploration property costs of $3,615, accounting and audit expenses of $7,010, legal fees of $5,462, management fees of $3,000, and regulatory expenses of $4,000.

We incurred operating expenses in the amount of $195,915 for the six months ended January 31, 2010, compared with $74,625 for the six months ended January 31, 2009.  Operating expenses for the six months ended January 31, 2010 consisted primarily of mineral property option costs of $103,718 cash payment for the property option agreement for the Thunder Bay claims, accounting and audit expenses of $29,007, legal fees of $16,870, management fees of $20,500, office expenses of $11,852, mineral exploration costs of $5,346, and shareholder communication costs of $6,285. Operating expenses for the six months ended January 31, 2009 consisted primarily of mineral exploration property costs of $15,865, accounting and audit expenses of $22,772, legal fees of $19,139, management fees of $6,000, office expenses of $1,200, mineral property option costs of $1,875, and regulatory expenses of $4,000.

We incurred operating expenses in the amount of $307,808 for the period from June 4, 2008 (Date of Inception) through January 31, 2010.

We therefore incurred a net loss of $112,495 for the three months ended January 31, 2010, as compared with $26,302 for the three months ended January 31, 2009; $195,915 for the six months ended January 31, 2010, as compared with $74,625 for the six months ended January 31, 2009; and $307,808 for the period from June 4, 2008 (Date of Inception) through January 31, 2010.   The significant increase in net loss was due to the increase in management fees, mineral property option costs, and mineral property exploration costs related to the Thunder Bay claims.

Liquidity and Capital Resources

As of January 31, 2010, we had total current assets of $17,961 as compared to $8,014 for the year ended July 31, 2009.  We had $13,394 in current liabilities as of January 31, 2010 as compared to $7,532 for the year ended July 31, 2009. Thus, we had working capital of $4,567 as of January 31, 2010 as compared to $482 as of July 31, 2009.

Net cash used in operating activities were $187,178 for the six months ended January 31, 2010 and $292,539 for the period from June 4, 2008 (Date of Inception) to January 31, 2010. Our main source of cash was from the sale of our common stocks which generated $200,000 which was used to repay the promissory note and due to related party, resulted net cash generated from financing activities of $197,125 for the six months ended January 31, 2010, and $310,500 for the period from June 4, 2008 (Date of Inception) through January 31, 2010.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements as at July 31, 2009 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of January 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as show.  At January 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $307,808 since inception, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company will require additional financing in order to meet its ongoing levels of corporate overhead and discharge its liabilities as they come due.  While the Company has been successful in securing financings in the past, there is no assurance that it will be able to do so in the future, particularly in light of current global economic conditions.  Accordingly, these financial statements do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern. If the going concern assumption was not appropriate then the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lauren Notar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2010, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2010.

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

In March, 2010, the Company issued 120,000 common shares at $1.00 per share for total proceeds of $120,000 pursuant to a private placement.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2010.

Item 5.     Other Information

None.

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

Source Gold Corp.

Date:	March 16, 2010

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director