Form 10-Q
period 2010-04-30
Source Gold Corp.
filed 2010-06-17
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-153881

Source Gold Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2 Toronto Street, Suite 234 Toronto, Ontario, Canada M5C 2B5
(Address of principal executive offices)

(289) 208-5537
(Registrant’s telephone number)
________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes    [X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock 45,053,333 common shares as of June 10, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our interim consolidated financial statements included in this Form 10-Q are as follows:
F-1	Interim Consolidated Balance Sheets as of April 30, 2010 and July 31, 2009.
F-2	Interim Consolidated Statements of Operations and comprehensive loss for nine and three months ended April 30, 2010 and 2009 and period from June 4, 2008 (Inception) to April 30, 2010;
F-3	Interim Consolidated Statements of Cash Flows for the nine months ended April 30, 2010 and 2009 and period from June 4, 2008 (Inception) to April 30, 2010;
F-4	Interim Consolidated Statement of Stockholders’ Equity for period from June 4, 2008 (Inception) to April 30, 2010;
F-5	Notes to Unaudited Interim Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.
（formerly Ibex Resources Corp.）
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEETS
April 30, 2010 and July 31, 2009
(Stated in US Dollars)
(Unaudited)

ASSET	April 30, 2010	July 31, 2009

Current
Cash	$55,719	$8,014
Prepaid expenses	2,123	-

	$57,842	$8,014

LIABILITIES

Current
Accounts payable and accrued liabilities	$47,955	$4,690
Promissory note payable – Note 8	-	1,842
Due to related party – Note 5	-	1,000

	47,955	7,532

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 6 180,000,000 shares authorized 45,053,333 (July 31, 2009: 44,400,000) shares issued	45,053	44,400
Additional paid in capital	437,322	67,975
Deficit accumulated during the exploration stage	(472,488)	(111,893)

	9,887	482

	$57,842	$8,014

Nature of Operations and Ability to Continue as a Going Concern – Note 2 Commitments – Note 7

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（formerly Ibex Resources Corp.）
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three and nine month periods ended April 30, 2010 and April 30, 2009 and the period from June 4, 2008 (Date of Inception) to April 30, 2010
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Cumulative June 4, 2008 (Date of Inception) to April 30, 2010

Expenses
Accounting and audit fees	$36,991	$27,541	$7,984	$4,769	$70,176
Bank charges	774	325	412	45	1,175
Foreign exchange loss	2,916	22	2,071	9	6,196
Legal fees	51,343	21,439	34,473	2,300	82,587
Management fees – Note 5	35,500	9,000	15,000	3,000	48,500
Mineral property option costs	103,718	1,875	-	-	107,435
Mineral property acquisition costs	61,163	-	61,163	-	61,163
Mineral property exploration costs	31,526	16,865	26,180	820	48,211
Office expenses	16,906	1,800	5,054	600	19,506
Regulatory expenses	-	4,000	-	-	4,000
Shareholder communications	11,972	-	5,687	-	11,972
Transfer agent and filing fees	1,475	3,481	345	-	5,256
Travel	6,311	-	6,311	-	6,311

Net loss for the period	$(360,595)	$(86,168)	$(164,680)	$(11,543)	$(472,488)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	44,753,748	44,400,000	44,977,228	44,400,000

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（formerly Ibex Resources Corp.）
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine month periods ended April 30, 2010 and April 30, 2009 and the period from
June 4, 2008 (Date of Inception) to April 30, 2010
(Stated in US Dollars)
(Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	Cumulative June 4, 2008 (Date of Inception) to April 30, 2010

Cash Flows used in Operating Activities
Net loss for the period	$(360,595)	$(86,168)	$(472,488)
Items not involving cash:
Mineral property option costs	-	-	1,842
Foreign exchange adjustment	33	-	33
Unrealized foreign exchange	(1,149)	-	(1,149)
Changes in non-cash working capital items:
Prepaid expenses	(2,123)	142	(2,123)
Accounts payable and accrued liabilities	44,422	(10,756)	49,112

Net cash provided by (used in) operating activities	(319,412)	(96,782)	(424,773)

Cash Flows from Financing Activities
Capital stock issued, net cash commission	370,000	-	482,375
Promissory note paid	(1,875)	-	(1,875)
Decrease in due to related party	(1,000)	(1,200)	-

Net cash provided by (used in) provided by financing activities	367,125	(1,200)	480,500

Effect of foreign exchange on cash	(8)	-	(8)

Increase (decrease) in cash during the period	47,705	(97,982)	55,719

Cash, beginning of the period	8,014	116,300	-

Cash, end of the period	$55,719	$18,318	$55,719

Supplemental information
Interest and taxes paid in cash	$-	$-	$-

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（formerly Ibex Resources Corp.）
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the period from June 4, 2008 (Date of Inception) to April 30, 2010
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Cash	Capital	Stage	Total

Capital stock issued for cash: – at $0.002	24,000,000	$24,000	$24,000	$-	$48,000
-- at $ at 0.0035	20,400,000	20,400	51,000	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss for the period	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	(9,089)	103,286
Net loss for the year	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	(111,893)	482
Capital stock issued for cash: – at $0.25	400,000	400	99,600	-	100,000
Capital stock issued for cash: – at $1.00	220,000	220	219,780	-	220,000
Capital stock issued for cash: – at $1.50	33,333	33	49,967	-	50,000
Net loss for the period	-	-	-	(360,595)	(360,595)

Balance April 30, 2010	$45,053,333	$45,053	$437,322	$(472,488)	$9,887

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
（formerly Ibex Resources Corp.）
(An Exploration Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 1	Basis of Presentation

While the information presented in the accompanying April 30, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2009 audited financial statements (notes thereto) included in the Company’s Annual Report on Form 10-K.

Operating results for the nine months ended April 30, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2010.

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

Effective September 10, 2009, the Company increased the number of authorized common shares of the Company from 90,000,000 to 180,000,000 shares and its authorized preferred shares from 10,000,000 to 20,000,000 shares per director’s resolution dated August 31, 2009.  The Company also conducted a four to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution dated August 31, 2009. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 11,100,000 shares to 44,400,000 shares as at August 31, 2009. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

During the prior year, the Company’s subsidiary acquired a mineral claim located in British Columbia, Canada.  During the period ended April 30, 2010, the Company acquired two additional mineral properties located in Ontario, Canada.  The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 2	Nature of Operations and Ability to Continue as a Going Concern – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At April 30, 2010, the Company has working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. The Company has yet to achieve profitable operations, has accumulated losses of $472,488 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
April 30, 2010
(Stated in US Dollars)
(Unaudited)

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

In December 2007, the FASB issued authoritative guidance for non-controlling interests in consolidated financial statements which established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement.  The guidance clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date.  The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest.  The adoption of this guidance as at August 1, 2009 had no effect on our financial statements.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 3	Summary of Significant Accounting Policies – (cont’d)

Newly Adopted Accounting Pronouncements – (cont’d)

In June 2008, the FASB issued authoritative guidance for determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of this guidance as at August 1, 2009 had no effect on the financial position and results of operations of the Company.

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
April 30, 2010
(Stated in US Dollars)
(Unaudited)

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
April 30, 2010
(Stated in US Dollars)
(Unaudited)

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

The amount due to related party is due to the Company’s former president for unpaid management fees of $Nil (July 31, 2009: unpaid management fees of $1,000).  These amounts were unsecured, non-interest bearing and have no specific terms for repayment.

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

During the nine month period ended April 30, 2010, the Company incurred management fees of $3,000 (nine month period to April 30, 2009 - $9,000) charged by the Company’s former president and $32,500 (nine month period ended April 30, 2009 - $Nil) charged by the Company’s president.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 5	Related Party Transactions – (cont’d)

On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president at the time for management services.  Pursuant to the agreement the former President receives $1,000 per month plus expenses for services rendered.  The agreement was terminated effective November 1, 2009, and the former President resigned on November 6, 2009.

On November 1, 2009, the Company entered into a Corporate Management Services Agreement with the newly appointed President of the Company for management services.  Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month from December 1, 2009 plus expenses for services rendered.  The agreement may be terminated by either party upon 30 days written notice.

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

On March 5, 2010, the Company issued 120,000 common shares at $1.00 per share for total proceeds of $120,000 pursuant to a private placement.

On April 30, 2010, the Company issued 33,333 common shares at $1.50 per share for total proceeds of $50,000 pursuant to a private placement.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 7	Mineral Properties

a)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $53,442 (CDN$54,000) and aggregate exploration expenditures of $238,648 (CDN$241,000) as follows:

i)      Cash payments:

•	$1,875 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,842 (CDN$2,000) on or before July 31, 2009 (paid);
•	$49,725 (CDN$50,000) on or before July 31. 2010.

ii)
Exploration expenditures of $14,157 (CDN$15,000) on or before July 31, 2009 (expenses incurred), $29,803 (CDN$31,000) in aggregate on or before July 31, 2010; $238,648 (CDN$241,000) in aggregate on or before July 31, 2011.

Upon earning its 85% interest in the option, the Company shall enter into a joint venture agreement to develop and operate the property.

The property option agreements were stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate at April 30, 2010 for all future commitments.

b)
On October 26, 2009, the Company, entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the “KRK West” claims) located in the Thunder Bay Mining Division of Ontario.  The option agreement is denominated in Canadian dollars.  Consideration for the option is the issuance of 2,000,000 common shares of the company, cash payments totalling $103,718 (CDN$110,000), and aggregate exploration expenditures of $993,945 (CDN$1,000,000) as follows:

i)	Cash payments:

• •	$46,640 (CDN$50,000) upon execution of the Option agreement (paid in the three months period ended October 31, 2009); $57,078(CDN$60,000) on or before December 1, 2009 (paid)

ii)	Exploration expenditures of $496,695 (CDN$500,000) on or before December 31, 2010, and $993,945 (CDN$1,000,000) in aggregate on or before December 31, 2011.

Source Gold Corp.
(formerly Ibex Resources Corp.)
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2010
(Stated in US Dollars)
(Unaudited)

Note 7	Mineral Properties – (cont’d)

b)	– (cont’d)

ii)	– (cont’d)

During the nine month period ended April 30, 2010, the Company incurred exploration expenditures aggregating $31,526 (CDN$32,258)

iii)	The issuance of 2,000,000 common shares to the shareholders of the optionor, as directed by the optionor.

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

The property option agreements were stated in Canadian dollars.  The US dollar equivalent is converted using the foreign exchange rate at April 30, 2010 for all future commitments.

c)
During the nine months ended April 30, 2010, the Company entered into a property purchase agreement, which was formalized May 4, 2010, to acquire a 100% interest in 21 mining claims located in the Beardmore Geraldton area of Thunder Bay, Ontario for $51,800.  During the nine months ended April 30, 2010, the Company incurred an additional $10,000 in staking costs in relation to these claims.

Note 8	Promissory note payable

Pursuant to a promissory note dated July 31, 2009, the Company agreed to pay the owner of the “Queen” claim $1,842 (CND$2,000) Note 7. The note was unsecured, non-interest bearing, and was due on or before January 31, 2010.  On November 6, 2009 the Company paid and settled the note in full.

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

Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We hold an option to acquire an 85% interest in the Queen claim, located in the Omineca district of central British Columbia, Canada. We also hold an option to earn up to a 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada. Finally, we have purchased 21 mineral claims in Northern Ontario, Canada.

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

Phase II would entail further on-site surface reconnaissance, mapping, sampling, geochemical analyses and backhoe trenching based on the outcome of the Phase I exploration program.  The Phase II program will cost approximately $16,000.  We anticipate commencing this phase in the near future.

The budget for Phase III of our exploration program is tentative in nature as the actual exploration program to be undertaken will depend upon the outcomes of the Phase I and Phase II exploration programs. Phase III of our exploration program, if undertaken, may commence by the end of 2010, and will consist of laying out grids over the mineral claim, trenching, further sampling and assaying, a geophysical program, and the diamond drilling and drill core sampling of ten, 1,000 foot holes. It is currently estimated that Phase III will cost approximately $210,000.

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

The KRK West Claim

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (“Thunder Bay”) under which were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  In consideration of the 50% interest in the Twin Falls Claim, we agreed as follows:

▪
to pay $110,000 (CDN) to Thunder Bay with $50,000 (CDN) of that amount due upon execution of the Agreement before commencing due diligence of the claims and the balance of $60,000 (CDN) on or before December 1, 2009;

▪	to incur $500,000 (CDN) in expenditures on the claims before December 31, 2010 and $500,000 in expenditures on the claims before December 31, 2011; and

▪	to issue 2,000,000 shares of our common stock to the shareholders of Thunder Bay within 30 days of closing the transaction.

We made the payment of $110,000 (CDN) to Thunder Bay. We expect to issue the 2,000,000 shares of our common stock in the near future.  Thunder Bay is agreeable to this slight extension from the original terms.

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

The Northern Ontario Claims

On May 5, 2010, we entered into an agreement (the “Agreement”) with North Star Prospecting, Inc., under which we purchased 21 mineral claims located in Northern Ontario, Canada (the “Northern Ontario Claims”) for $51,800. The purchase of the Norton Ontario Claims only gave us the right to explore and mine the minerals (the “Rights”) on the Northern Ontario Claims. The Province of Ontario will continue to own the underlying land on which the Rights are based. Additionally, if the assessment work schedule for the Northern Ontario Claims mandated by the Ontario Ministry of Mines and Northern Development (the “Ministry”) is not adhered to, then the Rights on the Northern Ontario Claims will revert to the government.

The Northern Ontario Claims are presently filed with the Ministry and are registered to John Sadowski. The Northern Ontario Claims will be transferred to our name as soon as we receive our client number with the Ministry.

While we may develop all mineral rights associated with the Northern Ontario Claims, we purchased the Northern Ontario Claims with the intention of mining for, extracting and selling gold. Upon receiving our number from the Ministry, we intend to initiate the process of developing the Northern Ontario Claims for gold mining and extraction.

The first step in the mining and extraction process will be performing an assessment of the property.  It is expected that as assessment proceeds a geologist will be consulted on the assessment.  If the assessment and geologists indicate that we will ultimately be able to profitably mine gold or other minerals from the Northern Ontario Claims, then we will explore hiring an operator to mine the Northern Ontario Claims.

If an operator is hired, then we anticipate that we will pay the operator a percentage of the profits from the extraction and sale of any minerals. Any profits will only be reduced by this cost and operating expenses, as we are entitled to 100% of all proceeds from the extraction and sale of any minerals from the Northern Ontario Claims.

Results of Operations for the Three Months and Nine Months Ended April 30, 2010 and 2009 and Period from June 4, 2008 (Date of Inception) until April 30, 2010

We generated no revenue for the period from June 4, 2008 (Date of Inception) until April 30, 2010. We do not anticipate earning revenues until such time that we exercise our option on those claims which we hold options and enter into commercial production of those claims or the other claims which we hold.  We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $164,680 for the three months ended April 30, 2010, compared with $11,543 for the three months ended April 30, 2009.  The significant increase was due to the increase in management fees, mineral property acquisition costs, and mineral property exploration costs related to the claims in Thunder Bay.  Operating expenses for the three months ended April 30, 2010 consisted primarily of mineral property acquisition costs of $61,163 which are primarily attributable to the claims in Thunder Bay, mineral property exploration costs of $26,180 which are primarily attributable to the claims in Thunder Bay, accounting and audit expenses of $7,984, legal fees of $34,473, management fees of $15,000, office expenses of $5,054, travel expenses of $6,311 and shareholder communication costs of $5,687.  Operating expenses for the three months ended April 30, 2009 consisted primarily of mineral exploration property costs of $820, accounting and audit expenses of $4,769, legal fees of $2,300 and management fees of $3,000.

We incurred operating expenses in the amount of $360,595 for the nine months ended April 30, 2010, compared with $86,168 for the nine months ended April 30, 2009.  The significant increase was due to the increase in legal fees, management fees, mineral property option costs, and mineral property exploration costs related to claims in Thunder Bay. Operating expenses for the nine months ended April 30, 2010 consisted primarily of mineral property option costs of $103,718 cash payment for the property option agreement for the claims in Thunder Bay, mineral property acquisition costs of $61,163 which are primarily attributable to the acquisition of the claims in Thunder Bay, mineral property exploration costs of $31,526 primarily attributable to the claims in Thunder Bay, accounting and audit expenses of $36,991, legal fees of $51,343, management fees of $35,500, office expenses of $16,906 and shareholder communication costs of $11,972. Operating expenses for the nine months ended April 30, 2009 consisted primarily of mineral exploration property costs of $16,865, accounting and audit expenses of $27,541, legal fees of $21,439, management fees of $9,000, office expenses of $1,800, mineral property option costs of $1,875, transfer agent and filing fees of $3,481 and regulatory expenses of $4,000.

We incurred operating expenses in the amount of $472,488 for the period from June 4, 2008 (Date of Inception) through April 30, 2010.

We therefore incurred a net loss of $164,680 for the three months ended April 30, 2010, as compared with $11,543 for the three months ended April 30, 2009; $360,595 for the nine months ended April 30, 2010, as compared with $86,168 for the nine months ended April 30, 2009; and $472,488 for the period from June 4, 2008 (Date of Inception) through April 30, 2010.   The significant increase in net loss was due to the increase in legal fees, management fees, mineral property option costs, mineral property acquisition costs and mineral property exploration costs related to the claims in Thunder Bay.

Liquidity and Capital Resources

As of April 30, 2010, we had total current assets of $57,842 as compared to $8,014 for the year ended July 31, 2009.  We had $47,955 in current liabilities as of April 30, 2010 as compared to $7,532 for the year ended July 31, 2009. Thus, we had working capital of $9,887 as of April 30, 2010 as compared to $482 as of July 31, 2009.

Net cash used in operating activities were $319,412 and $96,782 for the nine months ended April 30, 2010 and April 30, 2009, respectively, and $424,773 for the period from June 4, 2008 (Date of Inception) to April 30, 2010. Our main source of cash was from the sale of our common stocks which generated $370,000, $0 and $482,375 for the nine months ended April 30, 2010 and April 30, 2009 and for the period from June 4, 2008 (Date of Inception) to April 30, 2010, respectively. The net cash generated by financing activities was $367,125 for the nine months ended April 30, 2010 and $480,500 for the period from June 4, 2008 (Date of Inception) to April 30, 2010, respectively.  We used $1,200 for the nine months ended April 30, 2009 to pay a related party payable.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements as at July 31, 2009, that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of April 30, 2010, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as show.  At April 30, 2010, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $472,488 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lauren Notar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Currently, we do not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

  We completed an offering of 200,000 shares of our common stock at a price of $0.25 per share in a private placement to Somerset Management on October 26, 2009.  The total amount we received from this offering was $50,000. We completed this offering pursuant to Regulation S of the United States Securities Act of 1933.

We completed an offering of 200,000 shares of our common stock at a price of $0.25 per share in a private placement to Murrayfield Limited on October 30, 2009.  The total amount we received from this offering was $50,000. We completed this offering pursuant to Regulation S of the United States Securities Act of 1933.

On October 26, 2009, we issued 200,000 common shares at $0.25 per share in a private placement to Sommerset Management for total proceeds of $50,000. We completed this offering pursuant to Regulation S of the United States Securities Act of 1933.

On October 30 2009, we issued 200,000 common shares at $0.25 per share in a private placement to Murrayfield Limited for total proceeds of $50,000. We completed this offering pursuant to Regulation S of the United States Securities Act of 1933.

On November 26, 2009, we issued 100,000 common shares at $1.00 per share in a private placement to Valcorine Capital for total proceeds of $100,000. We completed this offering pursuant to Regulation S of the United States Securities Act of 1933.

On April 30, 2010, we issued 33,333 common shares at $1.50 per share in a private placement to Greenshoe Investment Ltd., for total proceeds of $50,000.  We completed this offering pursuant to Regulation S of the United States Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

(a) Over the course the past quarter, our operations have risen to the level where we have ceased to be a shell company (as defined in Rule 12b-2 of the Exchange Act).

(b) None.

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

Source Gold Corp.

Date:	June 15, 2010

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director