Form 10-Q
period 2010-10-31
Source Gold Corp.
filed 2010-12-20
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

(289) 208-6664
(Issuer’s telephone number)
_________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock 49,290,515 common shares as of December 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of October 31, 2010 and July 31, 2010.
F-2	Consolidated Statements of Operations for three months ended October 31, 2010 and 2009 and period from Inception (June 4, 2008) to October 31, 2010;
F-3	Consolidated Statements of Cash Flows for the three months ended October 31, 2010 and 2009 and period from Inception (June 4, 2008) to October 31, 2010;
F-4	Consolidated Statement of Stockholders’ Equity for period from Inception (June 4, 2008) to October 31, 2010;
F-5	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended October 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
October 31, 2010
(Stated in US Dollars)

	October 31	July 31
ASSETS	2010 (unaudited)	2010 (audited)

Current
Cash	$40,999	$52,147
Prepaid expenses	500	-
Advances to operator – Note 8(c)	1,676	26,968

Total current assets	43,175	79,115

Mineral Property – Note 4 and 8(d)	2,000,000	-

Total assets	$2,043,175	$79,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$123,180	$81,053
Due to related party – Note 6	-	20,000

Total current liabilities	123,180	101,053

Total liabilities	$123,180	$101,053

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value
20,000,000 shares authorized, none outstanding
Common stock, $0.001 par value – Note 7
180,000,000 shares authorized, 49,290,515 (July 31, 2010 - 45,159,265) shares issued	49,290	45,159
Additional paid in capital	7,578,085	5,512,216
Deficit accumulated during the exploration stage	(5,707,380)	(5,579,313)

Total stockholders’ deficit	1,919,995	(21,938)

Total liabilities and stockholders’ deficit	$2,043,175	$79,115

See Accompanying Notes

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

			Cumulative Inception (June 4, 2008)
	Three Months		to
	Ended October 31		October 31,
	2010	2009	2010

Expenses
Accounting and audit fees	$21,377	$17,891	$101,988
Foreign exchange loss	495	1,045	6,577
General and administrative	7,659	1,642	58,640
Legal fees	9,923	13,202	161,497
Management fees – Note 6	15,000	3,000	5,032,569
Mineral property option and acquisition costs	-	46,640	203,611
Mineral property exploration costs	73,613	-	142,498

Net loss	$(128,067)	$(83,420)	$(5,707,380)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic	45,589,088	44,413,043

See Accompanying Notes

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

			Cumulative
			Inception (June 4,2008)
	Three Months		to
	Ended October 31		October 31
	2010	2009	2010

Cash Flows used in Operating Activities
Net loss	$(128,067)	$(83,420)	$(5,707,380)
Adjustments to reconcile net loss to net cash used by Operating Activities
Mineral property option costs	-	-	1,842
Foreign exchange adjustment	(77)	24	33
Mineral property and option acquisition	-	-	20,000
Management fees	-	-	4,950,000
Changes in operating assets and liabilities
Prepaid expenses	(500)	-	(500)
Accounts payable and accrued liabilities	42,204	26,899	123,180
Exploration advance	25,292	-	(1,676)

Net used in operating activities	(61,148)	(56,497)	(614,501)

Cash Flows from Financing Activities
Proceeds from sale of common stock, net cash commission	70,000	100,000	677,375
Due to related party	(20,000)	2,000	(21,875)

Net cash provided by financing activities	50,000	102,000	655,500

Increase (decrease) in cash during the period	(11,148)	45,503	40,999

Cash, beginning of the period	52,147	8,014	-

Cash, end of the period	$40,999	$53,517	$40,999

Supplemental information
Interest and taxes paid in cash	$-	$-	$-

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$2,000,000	$-	$2,000,000

See Accompanying Notes

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY DEFICIT
For the period from Inception (June 4, 2008) to October 31, 2010
(Stated in US Dollars)
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid In	Exploration
	Number	Par	Capital	Stage	Total

Common stock issued for cash:	24,000,000	$24,000	$24,000	$-	$48,000
	20,400,000	20,400	51,000	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	(9,089)	103,286
Net loss	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	(111,893)	482
Common stock issued for cash:	400,000	400	99,600	-	100,000
	220,000	220	219,780	-	220,000
	33,333	33	49,967	-	50,000
	105,932	106	124,894	-	125,000
Capital contribution by former president – Note 5	-	-	4,950,000	-	4,950,000
Net loss	-	-	-	(5,467,420)	(5,467,420)

Balance July 31, 2010	45,159,265	$45,159	$5,512,216	$(5,579,313)	$(21,938)
Common stock issued for mineral property	4,000,000	4,000	1,996,000	-	2,000,000
Common stock issued for cash:	100,000	100	49,900	-	50,000
Common stock issued for cash:	31,250	31	19,969	-	20,000
Net loss	-	-	-	(128,067)	(128,067)

Balance, October 31, 2010 (unaudited)	49,290,515	$49,290	$7,578,085	$(5,707,380)	$1,919,995

See Accompanying Notes

SOURCE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying October 31, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2010 audited financial statements.

Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

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

During the year ended July 31, 2008, the Company acquired via its subsidiary company IRC Exploration Ltd (“IRC”) a mineral claim located in British Columbia, Canada. During the year ended July 31, 2010, the mineral property option agreement for the claim in British Columbia was abandoned.

During the year ended July 31, 2010, the Company acquired two additional mineral properties located in Ontario, Canada.  The Company also incorporated two new subsidiary companies Northern Bonanza Inc, (“NBI”) to hold its mineral properties located in Ontario, Canada, and Source Bonanza LLC. (“SB”) to hold its mineral properties located in the USA.  The Company also transferred its Ontario mineral properties to NBI during the year ended July 31, 2010.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 2
Note 2	Nature of Operations and Ability to Continue as a Going Concern - (Cont’d)

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 4)

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

The Company has yet to achieve profitable operations, has accumulated losses of $5,707,380 since its inception, has working capital deficiency of $80,005, no source of recurring revenues and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 3
Note 3            Summary of Significant Accounting Policies – (Cont’d)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., a company incorporated in British Columbia, Canada on August 1, 2008; Northern Bonanza Inc, a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC. a Limited Liability Company incorporated in Nevada, USA. on June 18, 2010 and Vulture Gold LLC, a Nevada Limited Liability Company which was acquired on August 7, 2010.

All significant inter-company transactions and balances have been eliminated.

Exploration Stage Company

The Company is an exploration stage company.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Mineral Properties

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

To date the Company has not established any proven or probable reserves on its mineral properties.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 4
Foreign Currency Translation

The Company’s functional currency is the Canadian dollar as substantially all of the Company’s operations are in Canada. IRC’s and NBI’s functional currency is the Canadian dollar.  The functional currency of SB and Vulture is the US dollar as its activities are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

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

Newly Adopted Accounting Pronouncement

On August 1, 2010, we adopted guidance issued by the FASB on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 5

Note 3	Summary of Significant Accounting Policies – (Cont’d)

Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 4	Acquisition

On August 7, 2010, pursuant to an acquisition agreement the Company acquired 100% of the outstanding share capital of Vulture Gold LLC. (“Vulture”).  Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine.  As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

This transaction has been recorded as an asset acquisition and the fair value paid has been allocated to the cost of acquisition of the mineral property.

Note 5	Financial Instruments

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 6
Note 5            Financial Instruments – (Cont’d)

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 6	Related Party Transactions

All related party transactions have been measured at the exchange value which was the amount of consideration established and agreed to by the related parties

On June 16, 2008, the Company received and accepted a subscription to purchase 24,000,000 common shares at $0.002 per share for aggregate proceeds of $48,000 from Company’s former president.  The subscription agreement permitted the Company to accept US$48,000 or CDN$48,000 in full settlement of the share subscription.  The share subscription was settled in Canadian dollars.  On June 16, 2008 the shares were issued.

On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president at the time for management services.  Pursuant to the agreement the former President receives $1,000 per month plus expenses for services rendered.  The agreement was terminated effective November 1, 2009, and the former President resigned on November 6, 2009.

On June 30, 2010, the Company purchased from the Company president 13 mineral property claims in the Thunder Bay mining division of Ontario, Canada.  As consideration for the purchase the Company issued an unsecured, non-interest bearing promissory note for $20,000 due on November 30, 2010.  During the quarter ended October 31, 2010 this promissory note was settled by payment of $20,000 cash to the president.

During the three month period ended October 31, 2010, the Company incurred management fees of $15,000 (2009 - $Nil) charged by the Company’s president and $Nil (2009 - $3,000) charged by the Company’s former president.

On November 1, 2009, the Company entered into a Corporate Management Services Agreement with President of the Company for management services.  Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month from December 1, 2009 for services rendered plus reimbursement of company’s expenses.  The agreement may be terminated by either party upon 30 days written notice.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 7
Note 7            Capital Stock – Note 1

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

On August 7, 2010, the Company issued 4,000,000 common shares with an aggregate fair value of $2,000,000 pursuant to the acquisition of Vulture Gold LLC.

On September 29, 2010, the Company issued 100,000 common shares at $0.50 per share for total proceeds of $50,000 pursuant to a private placement.

On October 22, 2010, the Company issued 31,250 common shares at $0.64 per share for total proceeds of $20,000 pursuant to a private placement.

Capital Contribution

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Company has recorded compensation under management fees and a capital contribution of $4,950,000 using the Black-scholes valuation model based on the following inputs; exercise price $0.0025; dividend rate Nil; term 1 year; and volatility 100%.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 8
Note 8            Mineral Properties

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 9
Note 8           Mineral Properties – (Cont’d)

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

Subsequent to acquisition the claims were transferred to the Company’s wholly owned subsidiary, Northern Bonanza Inc.

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Interim Consolidated Financial Statements
October 31, 2010
(Stated in US Dollars)
(Unaudited) – Page 10
Note 8           Mineral Properties – (Cont’d)

c)      - Cont’d

During the period ended October 31, 2010, the Company incurred direct exploration expenditures of $46,100 and the operator incurred expenditures of $25,292.

As at October 31, 2010, the operator held exploration advances amounting to $1,676 (July 31, 2010 - $26,968).

d)
On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada limited Liability Company.  Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine.  As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

During the quarter ended October 31, 2010, the Company incurred exploration expenditures of $2,221 on the property.

Note 9	Commitment

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

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.
During the period ended October 31, 2010, we incurred direct exploration expenditures of $46,100 and the operator incurred expenditures of $25,292.  As of October 31, 2010, the operator held exploration advances amounting to $1,676.

In addition to the foregoing exploration, we retained a geologist to conduct a study and produce a report on the exploration potential of the property.  He had the following recommendation:

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

            The total recommended budget estimate for the foregoing is:
•	Fixed wing airborne survey $40,000
•	Evaluation, prospecting, sampling and assaying $20,000

•	Total $60,000

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

The original optionor currently maintains that control of the KRK West Claims remains with the optionor and that we have no right to further explore the property.  We disagree with this assertion and accordingly ownership to the claims is in dispute.  On January 6 and 7, 2011, the Ministry of Northern Development, Mines and Forestry, Canada, will adjudicate upon the ownership of the claims.

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

Although we have not established an overall exploration budget for the KRK West claims at this time, we intend to continue with an exploration program centered on the major fault lines and areas of interest which traverse the KRK West mineral claims. Accurassay Laboratories is currently processing more than 250 trench samples from our three main areas of interest on the KRK West Property.

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

Work Completed on the Vulture Claims.
During the quarter ended October 31, 2010, we incurred exploration expenditures of $2,221 on the property.

Proposed and Current State of Exploration and Development on the Vulture Claims.  In addition to the foregoing exploration expenditures, on March 13, 2008 Gold Point LLC, the party that staked the current Vulture Claims, contracted Fred B. Brost, P.E. to carry out rock sampling on Red Cloud, Red Rock, and Vulture claims. A total of six samples were collected during this work at various locations. The samples were analyzed at Jacobs Assay Office in Tucson. Following receipt of the assay results, we retained a geologist to conduct a study and produce a report on the exploration potential of the property.  He recommended the following two stage exploration program:

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

Results of Operations for the Three Months Ended October 31, 2010 and 2009 and Period from Inception (June 4, 2008) until October 31, 2010

We generated no revenue for the period from Inception (June 4, 2008) until October 31, 2010. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $128,067 for the three months ended October 31, 2010, compared with $83,420 for the three months ended October 31, 2009.  Operating expenses for the three months ended October 31, 2010 consisted primarily of mineral property exploration costs of $73,613, accounting and audit expenses of $21,377, management fees of $15,000, legal fees of $9,923 and general and administrative expenses of $7,659.  Operating expenses for the three months ended October 31, 2009 consisted primarily of mineral property option costs of $46,640, accounting and audit expenses of $17,891, legal fees of $13,202, and management fees of $3,000.  We incurred operating expenses in the amount of $5,707,380 for the period from Inception (June 4, 2008) through October 31, 2010.  These operating expenses consisted primarily of management fees of $5,032,569, mineral property option and acquisition costs of $203,611, mineral property exploration costs of $142,498, accounting and audit expenses of $101,988, and legal fees of $161,497.

Liquidity and Capital Resources

As of October 31, 2010, we had total current assets of $43,175 as compared to $79,115 for the year ended July 31, 2010.  We had $123,180 in current liabilities as of October 31, 2010 as compared to $101,053 for the year ended July 31, 2010. Thus, we had working capital deficit of $80,005 as of October 31, 2010 as compared to $21,938 as of July 31, 2010.

Net cash used in operating activities was $61,148 and $56,497 for the three months ended October 31, 2010 and October 31, 2009, respectively, and $614,501 for the period from Inception (June 4, 2008) to October 31, 2010. Our main source of cash was from the sale of our common stocks which generated $70,000, $100,000 and $677,375 for the three months ended October 31, 2010 and October 31, 2009 and for the period from Inception (June 4, 2008) to October 31, 2010, respectively.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.  For these reasons, our auditors stated in their report to our audited financial statements for the period from Inception (June 4, 2008) to July 31, 2010 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown.  At October 31, 2010, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $5,707,380 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lauren Notar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2010, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Currently, we do not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be cosidered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

o
On September 29, 2010, the Company issued 100,000 common shares at $0.50 per share Somerset Management, Ltd., for total proceeds of $50,000 pursuant to a private placement.  We completed this offering pursuant Regulation S of the Securities Act of 1933.

o
On October 22, 2010, the Company issued 31,250 common shares at $0.64 per share for total proceeds of $20,000 Somerset Management, Ltd., pursuant to a private placement.  We completed this offering pursuant Regulation S of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

(a) None.

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

Source Gold Corp.

Date:	December 20, 2010

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director