Form 10-K/A
period 2010-07-31
Source Gold Corp.
filed 2011-02-16
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

This amendment is to correct disclosures related to involvement in certain legal proceedings to reference the past ten years as required by Item 401(f) of Regulation S-K, to include a properly signed audit report and to make certain corrections to Note 8 of the financial statements.

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

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, has working capital deficiency, has yet to achieve profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

(signed) "BDO Canada LLP"
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

Note 8	Income Taxes

A reconciliation of the income tax provision computed at statutory rates to the reported tax provision is as follows:

	Year Ended July 31, 2010	Year Ended July 31, 2009

Basic statutory and provincial income tax rate	34.0%	34.0%

Approximate loss before income taxes	$5,467,000	$103,000

Expected approximate tax recovery on net loss, before income tax	$1,859,000	$35,000
Permanent difference	(1,682,000)	-
Changes in valuation allowance	(177,000)	(35,000)

Deferred income tax recovery	$-	$-

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

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$15,000	$0	$0	$0
2009	$12,950	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Purchase Agreement re Southern Beardmore Claims (2)
10.2	Mineral Property Option Agreement with Thunder Bay Minerals, Inc. (2)
10.3	Minerals Claims Purchase Agreement with Lauren Notar (2)
10.4	Purchase Agreement re Vulture Claims (2)
10.5	Corporate Management Services Agreement with Lauren Notar (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2008.
(2)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

By: /s/ Lauren Notar
Lauren Notar
President, Chief Executive Officer, and Director
February 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Lauren Notar
Lauren Notar
President, Chief Executive Officer, and Director
February 15, 2011