Form 10-Q/A
period 2010-10-31
Source Gold Corp.
filed 2011-02-16
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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
(Registrant’s telephone number)
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

EXPLANATORY NOTE

This amendment is to correct certain disclosures with regard to the Registrant's internal controls.

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

Source Gold Corp.

Date:	February 15, 2011

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director