Form 10-Q
period 2011-01-31
Source Gold Corp.
filed 2011-03-17
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock 49,446,765 common shares as of March 16, 2011.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of January 31, 2011 and July 31, 2010.
F-2	Consolidated Statements of Operations for the three and six months ended January 31, 2011 and 2010 and period from Inception (June 4, 2008) to January 31, 2011;
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from Inception (June 4, 2008) to January 31, 2011;
F-5	Consolidated Statements of Cash Flows for the six months ended January 31, 2011 and 2010 and period from Inception (June 4, 2008) to January 31, 2011;
F-6	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

ASSETS	January 31 2011 (unaudited)	July 31 2010 (audited)

Current
Cash	$23,151	$52,147
Prepaid expenses	480	-
Advances to operator – Note 8(c)	1,708	26,968

Total current assets	25,339	79,115

Mineral Property – Note 4 and 8(d)	2,000,000	-

Total assets	$2,025,339	$79,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$136,186	$81,053
Due to related party – Note 6	-	20,000

Total current liabilities	136,186	101,053

Total liabilities	$136,186	$101,053

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value – Note 7 180,000,000 shares authorized 49,446,765 (July 31, 2010 - 45,159,265) shares issued	49,446	45,159
Additional paid in capital	7,627,929	5,512,216
Deficit accumulated during the exploration stage	(5,788,222)	(5,579,313)

Total stockholders’ equity (deficit)	1,889,153	(21,938)

Total liabilities and stockholders’ equity (deficit)	$2,025,339	$79,115

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Stated in US Dollars)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,		Cumulative Inception (June 4, 2008) to January 31,
	2011	2010	2011	2010	2011

Expenses
Accounting and audit fees	$30,062	$11,116	$51,439	$29,007	$132,050
Foreign exchange (gain) loss	1,318	(200)	1,813	845	7,895
General and administrative	3,624	17,987	11,283	19,629	62,264
Legal fees	30,050	3,668	39,973	16,870	191,547
Management fees – Note 6	15,000	17,500	30,000	20,500	5,047,569
Mineral property option costs and acquisition costs	-	57,078	-	103,718	203,611
Mineral property exploration costs	788	5,346	74,401	5,346	143,286

Net loss	$(80,842)	$(112,495)	$(208,909)	$(195,915)	$(5,788,222)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	49,372,037	44,871,739	47,480,563	44,642,391

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the period from Inception (June 4, 2008) to January 31, 2011
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Par	Capital	Stage	Total

Balance at Inception (June 4, 2008)	-	$-	$-	$-	$-
Common stock issued for cash:	24,000,000	24,000	24,000	-	48,000
	20,400,000	20,400	51,000	-	71,400
Less: commission	-	-	(7,025)	-	(7,025)
Net loss	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	(9,089)	103,286
Net loss	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	(111,893)	482
Common stock issued for cash:	400,000	400	99,600	-	100,000
	220,000	220	219,780	-	220,000
	33,333	33	49,967	-	50,000
	105,932	106	124,894	-	125,000
Capital contribution by former president – Note 5	-	-	4,950,000	-	4,950,000
Net loss	-	-	-	(5,467,420)	(5,467,420)

Balance July 31, 2010	45,159,265	$45,159	$5,512,216	$(5,579,313)	$(21,938)

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY DEFICIT – (Cont’d)
For the period from Inception (June 4, 2008) to January 31, 2011
(Stated in US Dollars)
(Unaudited)

	Common Shares		Additional Paid In	Deficit Accumulated During the Exploration
	Number	Par	Capital	Stage	Total

Balance July 31, 2010	45,159,265	$45,159	$5,512,216	$(5,579,313)	$(21,938)

Common stock issued for mineral property	4,000,000	4,000	1,996,000	-	2,000,000
Common stock issued for cash:	100,000	100	49,900	-	50,000
Common stock issued for cash:	31,250	31	19,969	-	20,000
Common stock issued for cash:	156,250	156	49,844	-	50,000
Net loss	-	-	-	(208,909)	(208,909)

Balance, January 31, 2011 (unaudited)	49,446,765	$49,446	$7,627,929	$(5,788,222)	$1,889,153

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six Months Ended January 31		Cumulative Inception (June 4,2008) to January
	2011	2010	2011

Cash Flows used in Operating Activities
Net loss	$(208,909)	$(195,915)	$(5,788,222)
Adjustments to reconcile net loss to net cash used by operating activities
Mineral property option costs	-	-	1,842
Foreign exchange loss	-	33	110
Mineral property and option acquisition	-	-	20,000
Management fees	-	-	4,950,000
Changes in operating assets and liabilities
Prepaid expenses	(480)	-	(480)
Accounts payable and accrued liabilities	55,133	8,704	136,109
Exploration advance	25,260	-	(1,708)

Net cash used in operating activities	(128,996)	(187,178)	(682,349)

Cash Flows from Financing Activities
Proceeds from sale of common stock, net cash commission	120,000	200,000	727,375
Promissory note paid	-	(1,875)	-
Due to related party	(20,000)	(1,000)	(21,875)

Net cash provided by financing activities	100,000	197,125	705,500

Increase (decrease) in cash during the period	(28,996)	9,947	23,151

Cash, beginning of the period	52,147	8,014	-

Cash, end of the period	$23,151	$17,961	$23,151

Supplemental information
Interest and taxes paid in cash	$-	$-	$-

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$2,000,000	$-	$2,000,000

SEE ACCOMPANYING NOTES

SOURCE GOLD CORP.
(An Exploration Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
(Stated in US Dollars)
(Unaudited)

Note 1.	Basis of Presentation

While the information presented in the accompanying January 31, 2011 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2010 audited financial statements.

Operating results for the six months ended January 31, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

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

During the year ended July 31, 2010, the Company acquired two additional mineral properties located in Ontario, Canada.  The Company also incorporated two new subsidiary companies, Northern Bonanza Inc (“NBI”) to hold its mineral properties located in Ontario, Canada, and Source Bonanza LLC (“SB”) to hold its mineral properties located in the USA.  The Company also transferred its Ontario mineral properties to NBI during the year ended July 31, 2010.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
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

The Company has yet to achieve profitable operations, has accumulated losses of $5,788,222 since its inception, has working capital deficiency of $110,847, no source of recurring revenues and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
January 31, 2011
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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

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
January 31, 2011
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

Assets and liabilities denominated in a foreign currency are translated into US dollar reporting currency at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss. The exchange difference between the US dollar and the Canadian dollar as of January 31, 2010 was immaterial therefore comprehensive income (loss) was not presented for the current quarter.

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
January 31, 2011
(Stated in US Dollars)

Note 3	Summary of Significant Accounting Policies – (Cont’d)

Newly Issued Accounting Pronouncements

On August 1, 2010, we adopted guidance issued by the FASB ASU 2010-15 on the consolidation of variable interest entities.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  Adoption of the new guidance did not have a material impact on our financial statements.

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
January 31, 2011
(Stated in US Dollars)

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

On June 30, 2010, the Company purchased from the Company president 13 mineral property claims in the Thunder Bay mining division of Ontario, Canada.  As consideration for the purchase the Company issued an unsecured, non-interest bearing promissory note for $20,000 due on November 30, 2010.  During the period ended January 31, 2011 this promissory note was settled by payment of $20,000 cash to the president.

During the six month period ended January 31, 2011, the Company incurred management fees of $30,000 (2010 - $17,500) charged by the Company’s president and $Nil (2009 - $3,000) charged by the Company’s former president.

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
January 31, 2011
(Stated in US Dollars)

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

On December 14, 2010, the Company issued 156,250 common shares at $0.32 per share for total proceeds of $50,000 pursuant to a private placement.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Stated in US Dollars)

Note 7	Capital Stock – (Cont’d) – Note 1

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

a)
On August 11, 2008, the Company’s wholly owned subsidiary, IRC Exploration Ltd. (“IRC”), entered into a property option agreement whereby IRC was granted an option to earn up to an 85% interest in one mineral claim (the “Queen” claim) consisting of 457.7 hectares located in the Omineca Mining Division of British Columbia.  The option agreement is denominated in Canadian dollars.  Consideration for the option is cash payments totalling $52,167 (CDN$54,000) and aggregate exploration expenditures of $232,957 (CDN$241,000) as follows:

i)	Cash payments:

•	$1,875 (CDN$2,000) upon execution of the Option agreement (paid);
•	$1,842 (CDN$2,000) on or before July 31, 2009 (paid);
•	$48,450 (CDN$50,000) on or before July 31, 2010.

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Stated in US Dollars)

Note 8	Mineral Properties - (Cont’d)

b)	- Cont’d

i)	Cash payments:

•	$46,640 (CDN$50,000) upon execution of the Option agreement (paid);
•	$57,078(CDN$60,000) on or before December 1, 2009 (paid)

ii)	Exploration expenditures of $484,768 (CDN$500,000) on or before December 31, 2010, and $969,268 (CDN$1,000,000) in aggregate on or before December 31, 2011.

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

Pursuant to the agreement, if commercial production has been achieved and the Company sells or otherwise disposes of metals and minerals that have been produced and removed from the KRK West properties, the Company will pay Thunder Bay a 3% Net Smelter Return royalty. In the event the Company sells or causes the sale of products other than to a smelter or refinery or otherwise causes the removal of products from the Property, the Company will pay a 2% Net Smelter Return Royalty. Alternatively, the Company can buy back the royalty right for $1,000,000 for each breccia pipe that reaches commercial production.

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

Subsequent to acquisition, the claims were transferred to the Company’s wholly owned subsidiary, Northern Bonanza Inc.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2011
(Stated in US Dollars)
Note 8	Mineral Properties – (Cont’d)

b)	- Cont’d

The original optionor represents that control of the claims remains with the optionor and that the Company has no right to further explore the property.  The Company disagrees with this assertion and accordingly ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established.  Mediation regarding the matter has been tentatively agreed to for May of 2011, but no firm date has been established.

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

During the six month period ended January 31, 2011, the Company incurred direct exploration expenditures of $46,888 and the operator incurred expenditures of $25,292.

As at January 31, 2011, the operator held exploration advances amounting to $1,708 (July 31, 2010 - $26,968).

d)
On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada limited Liability Company.  Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine.  As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

During the six month period ended January 31, 2011, the Company incurred exploration expenditures of $2,221 on the property.

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

Northern Bonanza holds or possesses an option to acquire a partial interest in the following claims in Ontario, Canada:

•	Southern Beardmore Claims

o	A group of 21 mineral claims in Beardmore Area and Mary Jane Lake Area, 3 km south of Beardmore, Ontario, Canada.

•	KRK West Claims

o	Northern Bonanza either possesses, or holds an option to acquire an undivided 50% interest, between 17-19 mineral claims known as the KRK West Claims, located north of Thunder Bay, Ontario, Canada.

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

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.
During the three month period ended January 31, 2011, we incurred direct exploration expenditures of $788.  As of January 31, 2011, the operator held exploration advances amounting to $1,708.  During the quarter ended October 31, 2010, we incurred direct exploration expenditures of $46,888 and the operator incurred expenditures of $25,292.

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

The KRK West Claims

Location and Means of Access to KRK West Claims.  The property consists of 17 claims covering 15 square miles.  It is located north of Thunder Bay in the Beardmore area of Northwestern Ontario, Canada.  The nearest townships to the property are Pifher, Sandra, and Meade.   The property can be accessed Access via Hwy 11 through the Village of Beardmore to Hwy 801.

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

Separate Purchase of KRK West Claims.
During the year, we learned that the optionor had allowed the KRK West Claims to lapse, and therefore the option agreement was null and void.  All 19 of the KRK West Claims were re-staked by a third party.  We have been able to acquire 17 of the 19 KRK West Claims.  At this point we do not anticipate pursuing the other 2 claims that were part of the purchase agreement with Thunder Bay.

The original optionor currently maintains that control of the KRK West Claims remains with the optionor and that we have no right to further explore the property.  We disagree with this assertion and accordingly ownership to the claims is in dispute.

A hearing regarding the ownership was initially set for January 6 and 7, 2011, with the Ministry of Northern Development, Mines and Forestry, Canada, to adjudicate upon the ownership of the claims.  The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established.  Mediation regarding the matter has been tentatively agreed to for May of 2011, but no firm date has been established.

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

Title to Vulture Claims.
The Vulture Claims are owned by Vulture Gold, LLC, which is owned 100% by Source Bonanza. The following claim maintenance fees are applicable for the property:

o	Bureau of Land Management Claim Maintenance Fee = $125 per claim per year ($3,625 each year, due on or before September 1)

o	Maricopa County Recorder "Notice of Intent to Hold" Fee = $104 per year (due on or before November 1).

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

Work Completed on the Vulture Claims.
No exploration expenditures were incurred during the quarter ended January 31, 2011. During the quarter ended October 31, 2010, we incurred exploration expenditures of $2,221 on the property.

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

Results of Operations for the Three and Six Months Ended January 31, 2011 and 2010 and Period from Inception (June 4, 2008) until January 31, 2011

We incurred operating expenses in the amount of $80,842 for the three months ended January 31, 2011, compared with $112,495 for the three months ended January 31, 2010.   Operating expenses for the three months ended January 31, 2011 consisted primarily of legal fees of $30,050, accounting and audit fees of $30,062, management fees of $15,000 and general and administrative expenses of $3,624.  Operating expenses for the three months ended January 31, 2010 consisted primarily of mineral property option costs and acquisition costs of $57,078, general and administrative expenses of $17,987, management fees of $17,500, accounting and audit expenses of $11,116 and legal fees of $3,668.

We incurred operating expenses in the amount of $208,909 for the six months ended January 31, 2011, compared with $195,915 for the six months ended January 31, 2010.  Operating expenses for the six months ended January 31, 2011 consisted primarily of mineral property exploration costs of $74,401, accounting and audit expenses of $51,439, legal fees of $39,973, management fees of $30,000, and general and administrative costs of $11,283. Operating expenses for the six months ended January 31, 2010 consisted primarily of mineral property option costs and acquisition costs of $103,718, accounting and audit expenses of $29,007, management fees of $20,500, general and administrative costs of $19,629 and legal fees of $16,870.

We incurred operating expenses in the amount of $5,788,222 for the period from inception (June 4, 2008) through January 31, 2011 consisting primarily of management fees of $5,047,569, mineral property option costs and acquisition costs of $203,611, legal fees of $191,547, mineral property exploration costs of $143,286, accounting and audit expenses of $132,050, and general and administrative costs of $62,264.

We therefore incurred a net loss of $80,842 for the three months ended January 31, 2011, as compared with $112,495 for the three months ended January 31, 2010; $208,909 for the six months ended January 31, 2011, as compared with $195,915 for the six months ended January 31, 2010; and $5,788,222 for the period from inception (June 4, 2008) through January 31, 2011.

Liquidity and Capital Resources

As of January 31, 2011, we had total current assets of $25,339 as compared to $79,115 for the year ended July 31, 2010.  We had $136,186 in current liabilities as of January 31, 2011 as compared to $101,053 for the year ended July 31, 2010. Thus, we had working capital deficit of $110,847 as of January 31, 2011 as compared to $21,938 as of July 31, 2010.

Net cash used in operating activities was $128,996 and $187,178 for the six months ended January 31, 2011 and January 31, 2010, respectively, and $682,349 for the period from Inception (June 4, 2008) to January 31, 2011. Our main source of cash was from the sale of our common stock which generated $120,000, $200,000 and $727,375 for the six months ended January 31, 2011 and January 31, 2010 and for the period from Inception (June 4, 2008) to January 31, 2011, respectively.

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

Off Balance Sheet Arrangements

As of January 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown.  At January 31, 2011, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $5,788,222 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lauren Notar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2011, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Currently, we do not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended January 31, 2011.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

o	On December 14, 2010, the Company issued 156,250 common shares at $0.32 per share to Greenshoe Investment, Ltd., for total proceeds of $50,000 pursuant to Regulation S of the Securities Act of 1933.

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

Source Gold Corp.

Date:	March 17, 2011

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director