Form 10-Q
period 2011-04-30
Source Gold Corp.
filed 2011-06-20
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock 49,746,765 common shares as of June 17, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of April 30, 2011 and July 31, 2010.
F-2	Consolidated Statements of Operations for the three and nine months ended April 30, 2011 and 2010 and period from Inception (June 4, 2008) to April 30, 2011;
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from Inception (June 4, 2008) to April 30, 2011;
F-5	Consolidated Statements of Cash Flows for the nine months ended April 30, 2011 and 2010 and period from Inception (June 4, 2008) to April 30, 2011;
F-6	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended April 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

(Unaudited)

	April 30	July 31
ASSETS	2011	2010

Current
Cash	$65,688	$52,147
Prepaid expenses	480	—
Advances to operator – Note 8(c)	—	26,968

Total current assets	66,168	79,115

Mineral property – Note 4 and 9(d)	2,000,000	—

Total assets	$2,066,168	$79,115

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$116,577	$81,053
Due to related party – Note 6	—	20,000

Total current liabilities	116,577	101,053

Total liabilities	$116,577	$101,053

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value – Note 7 180,000,000 shares authorized 49,746,765 (July 31, 2010 - 45,159,265) shares issued and outstanding	49,746	45,159
Additional paid in capital	7,737,629	5,512,216
Accumulated other comprehensive income	(2,616)	—
Deficit accumulated during the exploration stage	(5,835,168)	(5,579,313)

Total stockholders’ equity (deficit)	1,949,591	(21,938)

Total liabilities and stockholders’ equity (deficit)	$2,066,168	$79,115

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					Cumulative Inception
					(June 4, 2008)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011
Expenses
Accounting and audit fees	$6,407	$7,984	$57,846	$36,991	$138,457
Foreign exchange (gain) loss	1,022	2,071	2,835	2,916	8,917
General and administrative	6,707	17,809	17,990	37,438	68,971
Legal fees	8,647	34,473	48,620	51,343	200,194
Management fees – Note 6	15,000	15,000	45,000	35,500	5,062,569
Mineral property option costs and acquisition costs	—	61,163	—	164,881	203,611
Mineral property exploration costs	9,163	26,180	83,564	31,526	152,449

Net loss	$(46,946)	$(164,680)	$(255,855)	$(360,595)	$(5,835,168)

Other comprehensive loss
Unrealized foreign exchange	(2,616)	—	(2,616)	—	(2,616)

Comprehensive loss	(49,562)	(164,680)	(258,471)	(360,595)	(5,837,784)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	49,530,473	44,977,228	48,148,848	44,753,748

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from Inception (June 4, 2008) to April 30, 2011

(Stated in US Dollars)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Income (Loss)	Stage	Total
Balance at Inception (June 4, 2008)	—	$—	$—	$—	$—	$—
Common stock issued for cash:	24,000,000	24,000	24,000	—	—	48,000
	20,400,000	20,400	51,000	—	—	71,400
Less: commission	—	—	(7,025)	—	—	(7,025)
Net loss	—	—	—	—	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	—	(9,089)	103,286
Net loss	—	—	—	—	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	—	(111,893)	482
Common stock issued for cash:	400,000	400	99,600	—	—	100,000
	220,000	220	219,780	—	—	220,000
	33,333	33	49,967	—	—	50,000
	105,932	106	124,894	—	—	125,000
Capital contribution by former president – Note 7	—	—	4,950,000	—	—	4,950,000
Net loss	—	—	—	—	(5,467,420)	(5,467,420)

Balance July 31, 2010	45,159,265	$45,159	$5,512,216	$—	$(5,579,313)	$(21,938)

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY DEFICIT – (Cont’d)

For the period from Inception (June 4, 2008) to April 30, 2011

(Stated in US Dollars)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Income (Loss)	Stage	Total
Balance July 31, 2010	45,159,265	$45,159	$5,512,216	$—	$(5,579,313)	$(21,938)

Common stock issued for mineral property	4,000,000	4,000	1,996,000	—	—	2,000,000
Common stock issued for cash:	100,000	100	49,900	—	—	50,000
Common stock issued for cash:	31,250	31	19,969	—	—	20,000
Common stock issued for cash:	156,250	156	49,844	—	—	50,000
Common stock issued for cash:	175,000	175	69,825	—	—	70,000
Common stock issued for cash:	125,000	125	39,875	—	—	40,000
Unrealized foreign exchange	—	—	—	(2,616)	—	(2,616)
Net loss	—	—	—	—	(255,855)	(255,855)

Balance, April 30, 2011 (unaudited)	49,746,765	$49,746	$7,737,629	$(2,616)	$(5,835,168)	$1,949,591

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

(Unaudited)

			Cumulative
			Inception (June 4, 2008)
	Nine Months Ended		to
	April 30		April 30
	2011	2010	2011

Cash Flows used in Operating Activities
Net loss	$(255,855)	$(360,595)	$(5,835,168)
Adjustments to reconcile net loss to net cash used by operating activities
Mineral property option costs	—	—	1,842
Foreign exchange loss	—	33	110
Unrealized foreign exchange	—	(1,149)	—
Mineral property and option acquisition	—	—	20,000
Management fees	—	—	4,950,000
Changes in operating assets and liabilities
Prepaid expenses	(480)	(2,123)	(480)
Accounts payable and accrued liabilities	35,524	44,422	116,500
Exploration advance	26,968	—	—

Net cash used in operating activities	(193,843)	(319,412)	(747,196)

Cash Flows from Financing Activities
Proceeds from sale of common stock, net cash commission	230,000	370,000	837,375
Promissory note paid	—	(1,875)	(1,875)
Due to related party	(20,000)	(1,000)	(20,000)

Net cash provided by financing activities	210,000	367,125	815,500

Effect of foreign exchange on cash	(2,616)	(8)	(2,616)

Increase (decrease) in cash during the period	13,541	47,405	65,688

Cash, beginning of the period	52,147	8,014	—

Cash, end of the period	$65,688	$55,719	$65,688

Supplemental information
Interest and taxes paid in cash	$—	$—	$—

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$2,000,000	$—	$2,000,000

SOURCE GOLD CORP.

(An Exploration Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(Stated in US Dollars)

(Unaudited)

Note 1. Basis of Presentation

While the information presented in the accompanying April 30, 2011 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s July 31, 2010 audited financial statements.

Operating results for the nine months ended April 30, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2011.

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

The Company has yet to achieve profitable operations, has accumulated losses of $5,835,168 since its inception, has working capital deficiency of $50,409, no source of recurring revenues and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Note 3 Summary of Significant Accounting Policies – (Cont’d)

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., a company incorporated in British Columbia, Canada on August 1, 2008; Northern Bonanza Inc, a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, a Limited Liability Company incorporated in Nevada, USA on June 18, 2010 and Vulture Gold LLC, a Nevada Limited Liability Company which was acquired on August 7, 2010.

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

Note 3 Summary of Significant Accounting Policies – (Cont’d)

Mineral Properties – (Cont’d)

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

Note 4 Acquisition

On August 7, 2010, pursuant to an acquisition agreement, the Company acquired 100% of the outstanding share capital of Vulture Gold LLC. (“Vulture”). Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine. As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

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

Level 2– inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

During the nine month period ended April 30, 2011, the Company incurred management fees of $45,000 (2010 - $32,500) charged by the Company’s president and $Nil (2010 - $3,000) charged by the Company’s former president.

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

On February 25, 2011, the Company issued 50,000 Common shares for total proceeds of $20,000 pursuant to a private placement.

On March 29, 2011, the Company issued 125,000 Common shares for total proceeds of $50,000 pursuant to a private placement.

On April 28, 2011, the Company issued 125,000 Common shares for total proceeds of $40,000 pursuant to a private placement.

Note 7 Capital Stock - (Cont’d) – Note 1

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

Note 8 Mineral Properties - (Cont’d)

b) – (Cont’d)

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

Note 8 Mineral Properties – (Cont’d)

b) – (Cont’d)

The original optionor represents that control of the claims remains with the optionor and that the Company has no right to further explore the property. The Company disagrees with this assertion and accordingly ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue. A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established. Mediation regarding the matter has been deferred until late 2011 and presently no firm date has been established.

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

During the nine month period ended April 30, 2011 the Company incurred direct exploration expenditures of $46,888 and the operator incurred expenditures of $25,292.

As at April 30, 2011 the operator held exploration advances amounting to $9,163 (July 31, 2010 - $26,968).

d) On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada limited Liability Company. Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine. As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

During the nine month period ended April 30, 2011, the Company incurred exploration expenditures of $2,221 on the property.

Note 9 Commitments

a) The Company has an ongoing agreement with a director of the company to provide management services for $5,000 per month. Either party many terminate the agreement with one months written notice.

b) The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly instalments of Cdn$5,000 commencing May 15,

2011. As of June 20, 2011, Cdn$10,000 of the total amount due has been settled.

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

·         Southern Beardmore Claims

o    A group of 21 mineral claims in Beardmore Area and Mary Jane Lake Area, 3 km south of Beardmore, Ontario, Canada.

·         KRK West Claims

o    Northern Bonanza either possesses, or holds an option to acquire an undivided 50% interest, in 17-19 mineral claims known as the KRK West Claims, located north of Thunder Bay, Ontario, Canada.

Source Bonanza owns a 100% membership interest in Vulture Gold, LLC, a Nevada limited liability company. Vulture Gold is the owner of the mineral rights to 27 unpatented mineral claims located in Maricopa County, Arizona.

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

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.

During the three month period ended April 30, 2011, we did not incur any direct exploration expenditures. As of April 30, 2011, the operator held exploration advances amounting to $9,163. During the three month period ended January 31, 2011, we incurred direct exploration expenditures of $788. During the quarter ended October 31, 2010, we incurred direct exploration expenditures of $46,888 and the operator incurred expenditures of $25,292.

In addition to the foregoing exploration, we retained a geologist to conduct a study and produce a report on the exploration potential of the property. He had the following recommendation:

·         A fixed-wing airborne survey should be flown over the property. An airborne electromagnetic signal should be sourced by VLF-EM signals. Magnetic and radiometric surveys should he flown on the same platform. The survey should be flown on E-W lines spaced at 50m intervals. The results of the survey would receive professional evaluation, which would guide ground follow-up prospecting, sampling and assaying in an attempt to isolate quartz-gold silver + sulphide veins.

The total recommended budget estimate for the foregoing is:

Fixed wing airborne survey	$40,000
Evaluation, prospecting, sampling and assaying	$20,000

Total	$60,000

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

The KRK West Claims

Location and Means of Access to KRK West Claims. The property consists of 17-19 claims covering 15 square miles. It is located north of Thunder Bay in the Beardmore area of Northwestern Ontario, Canada. The nearest townships to the property are Pifher, Sandra, and Meade. The property can be accessed Access via Hwy 11 through the Village of Beardmore to Hwy 801.

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

Separate Purchase of KRK West Claims.

During the year, we learned that the optionor had allowed the KRK West Claims to lapse, and therefore the option agreement was null and void. All 19 of the KRK West Claims were re-staked by a third party. Together with our President, Lauren Notar, we were able to purchase 13 of the 19 KRK West Claims from the third party who re-staked the claims. Ms. Notar contributed $20,000 toward the purchase and we contributed $7,578 in cash. The 13 claims were initially transferred to Ms. Notar. Then, on June 30, 2010, Ms. Notar transferred the 13 claims to us in exchange for an unsecured non-interest bearing promissory note for $20,000 which was due on November 30, 2010; during the period ended January 31, 2011 this promissory note was settled by payment of $20,000 cash to Ms. Notar. Our total purchase price for the 13 re-staked claims was therefore $27,578. We also incurred exploration expenditures of $555 in relation to these claims. Subsequent to our acquisition of the claims, they were transferred to our subsidiary Northern Bonanza.

The original optionor currently maintains that control of the KRK West Claims remains with the optionor and that we have no right to further explore the property. We disagree with this assertion and accordingly ownership to the claims is in dispute.

The original optionor represents that control of the claims remains with the optionor and that the Company has no right to further explore the property. The Company disagrees with this assertion and accordingly ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue. A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established. Mediation regarding the matter has been deferred until late 2011 and presently no firm date has been established.

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

·         Red Cloud Mine

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

·         Red Cloud Mill and Shaft

o    An old shaft, foundations of a stamp mill and an approximately 30 m long trench was observed at this location. A small dump of old milling material was also observed.

·         Vulture Mine Extension

o    This area is marked by the presence of a shaft, an abandoned mill site with remnants of hoist, head frame, ball mills, generator, etc. This area is located on Vulture claim at 0330263 E, 3744219 N with an elevation of 2162 ft (659 m). The shaft is fenced and was observed to be plugged with rock material at 6 to 7 m depth.

·         Mohawk

o    Gold Point claims 27-29 located immediately to the west of Vulture Mine private property were historically called Mohawk group of claims reportedly located 2 miles (3 km) to the west of historical Vulture and Black Hawk mines. Historical work done in this area included a shaft down to about 48 feet which passed through 24 feet of ledge matter.

Work Completed on the Vulture Claims.

No exploration expenditures were incurred during the quarter ended April 30, 2011 or January 31, 2011. During the quarter ended October 31, 2010, we incurred exploration expenditures of $2,221 on the property.

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

Results of Operations for the Three Months and Nine Months Ended April 30, 2011 and 2010 and Period from June 4, 2008 (Date of Inception) until April 30, 2011

We generated no revenue for the period from June 4, 2008 (Date of Inception) until April 30, 2011. We do not anticipate earning revenues until such time that we exercise our option on those claims which we hold options and enter into commercial production of those claims or the other claims which we hold. We are presently in the pre-exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $46,946 for the three months ended April 30, 2011, compared with $164,680 for the three months ended April 30, 2010. The significant decrease was due to a decrease in mineral property exploration costs, legal fees and general and administrative expenses and an absence of any mineral property option costs and acquisition costs. Operating expenses for the three months ended April 30, 2011 consisted primarily of accounting and audit expenses of $6,407, legal fees of $8,647, management fees of $15,000, mineral property exploration costs of $9,163 and general and administrative expenses of $6,707. Operating expenses for the three months ended April 30, 2010 consisted primarily of mineral property acquisition costs of $61,163 which are primarily attributable to the claims in Thunder Bay, mineral property exploration costs of $26,180 which are primarily attributable to the claims in Thunder Bay, accounting and audit expenses of $7,984, legal fees of $34,473, management fees of $15,000 and general and administrative expenses of $17,809.

We incurred operating expenses in the amount of $255,855 for the nine months ended April 30, 2011, compared with $360,595 for the nine months ended April 30, 2010. The significant decrease was due primarily to a decrease in mineral property option costs and acquisition costs. Operating expenses for the nine months ended April 30, 2011 consisted primarily of mineral property exploration costs of $83,564, accounting and audit expenses of $57,846, legal fees of $48,620, management fees of $45,000, and general and administrative expenses of $17,990. Operating expenses for the nine months ended April 30, 2010 consisted primarily of mineral property option costs and acquisition costs of $164,881 are primarily attributable to the claims in Thunder Bay, mineral property exploration costs of $31,526 primarily attributable to the claims in Thunder Bay, accounting and audit expenses of $36,991, legal fees of $51,343, management fees of $35,500, and general and administrative expenses of $37,438.

We incurred operating expenses in the amount of $5,835,168 for the period from June 4, 2008 (Date of Inception) through April 30, 2011 consisting primarily of management fees of $5,062,569, mineral property option costs and acquisition costs of $203,611, legal fees of $200,194, mineral property exploration costs of $152,449, accounting and audit expenses of $138,457, and general and administrative costs of $68,971.

We therefore incurred a net loss of $46,946 for the three months ended April 30, 2011, as compared with $164,680 for the three months ended April 30, 2010; $255,855 for the nine months ended April 30, 2011, as compared with $360,595 for the nine months ended April 30, 2010; and $5,835,168 for the period from June 4, 2008 (Date of Inception) through April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2011, we had total current assets of $66,168 as compared to $79,115 for the year ended July 31, 2010. We had $116,577 in current liabilities as of April 30, 2011 as compared to $101,053 for the year ended July 31, 2010. Thus, we had working capital deficit of $50,409 as of April 30, 2011 as compared to $21,938 as of July 31, 2010.

Net cash used in operating activities was $193,843 and $319,412 for the nine months ended April 30, 2011 and April 30, 2010, respectively, and $747,196 for the period from June 4, 2008 (Date of Inception) to April 30, 2011. Our main source of cash was from the sale of our common stocks which generated $230,000, $370,000 and $837,375 for the nine months ended April 30, 2011 and April 30, 2010 and for the period from June 4, 2008 (Date of Inception) to April 30, 2011, respectively. The net cash generated by financing activities was $210,000 for the nine months ended April 30, 2011, $367,125 for the nine months ended April 30, 2010 and $815,500 for the period from June 4, 2008 (Date of Inception) to April 30, 2011, respectively. We used $20,000 for the nine months ended April 30, 2011 to pay a related party payable.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year.

Off Balance Sheet Arrangements

As of April 30, 2011, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown. At April 30, 2011, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $5,835,168 since our inception, have a working capital deficiency of $50,409, no source of recurring revenues and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of April 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Lauren Notar. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures were ineffective as of the end of the period covered, due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines.  Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.  We will be unable to remediate the material weakness in our disclosure controls and procedures until we can hire additional employees. Currently, we do not have sufficient funds to hire another employee. There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2011.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

o    On February 25, 2011, we sold 50,000 common shares at $0.40 per share to MIH Holdings, Ltd., for total proceeds of $20,000 pursuant to Regulation S of the Securities Act of 1933.

o    On March 29, 2011, we sold 125,000 common shares at $0.25 per share to Kira, S.A., for total proceeds of $50,000 pursuant to Regulation S of the Securities Act of 1933.

o    On April 28, 2011, we sold 125,000 common shares at $0.30 per share to FAYT Investments, Ltd., for total proceeds of $40,000 pursuant to Regulation S of the Securities Act of 1933.

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

Source Gold Corp.

Date:	June 20, 2011

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director

