Form 10-K
period 2011-07-31
Source Gold Corp.
filed 2011-11-15
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 50,006,765 as of October 10, 2011.

PART I

Item 1. Business

Company Overview

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

  Southern Beardmore Claims
    A group of 21 mineral claims in Beardmore Area and Mary Jane Lake Area, 3 km south of Beardmore, Ontario, Canada.
  KRK West Claims
    Northern Bonanza entered into an agreement that gave them the option to acquire an undivided 50% interest, in 19 mineral claims known as the KRK West Claims, located north of Thunder Bay, Ontario, Canada. The foregoing agreement is now the subject of a lawsuit between us and the other party to the agreement.

Source Bonanza owns a 100% membership interest in Vulture Gold, LLC, a Nevada limited liability company.  Vulture Gold is the owner of the mineral rights to 27 unpatented mineral claims located in Maricopa County Arizona.

Our Business

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

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.

There has been some exploration on the property.  We conducted a fixed-wing airborne survey and had a 43-101 report produced for the property. These constituted the majority of the $47,735 in direct exploration expenditures that we incurred for the year ended July 31, 2011.

During the year ended July 31, 2011, we also made further advances to the operator of $7,040. During the year ended July 31, 2011 the operator incurred exploration expenditures of $34,008. As a result, the operator held no exploration advances for the year ended July 31, 2011.

In addition to the original purchase price paid for the property, we incurred $17,436 in staking costs in relation to these claims during the year ended July 31, 2010.

During the year ended July 31, 2010, we made exploration advances to the operator amounting to $47,806. As of July 31, 2010 the operator had incurred exploration expenses aggregating $20,118 resulting in net advances held being $26,968. Our exploration expenditures during the year ended July 31, 2010 were focused on the recommended airborne survey of the Southern Beardmore property and on the preparation of a geological report on the property.

No Known Presence of Reserves on the Southern Beardmore Claims.

The proposed program is exploratory in nature and there are no known reserves on the property.

Rock Formations and Mineralization of Existing or Potential Economic Significance on the Southern Beardmore Claims.

Regionally a swath of metavolcanic-metasedimentary rocks runs from Geraldton to Beardmore. The metavolcanic rocks are host to numerous showings and former producers of gold and silver. A metasedimentary sequence consists of both clastic and chemical metasediments. These are rocks from two northeast trenching belts and occur to the northwest and southeast of the central volcanic belt. The northern belt is about 3.4 km thick; the southern belt is in excess of 5.4 km. The Northern Bonanza claim group lies entirely within the southern belt. The clastic metasediments are wacked with minor intercalated siltstone and mudstone. The chemical metasediments comprise ironstone units 1-2 m thick bedded in the metavolcanics. The metavolcanics comprise mafic to intermediate flows in a belt 2.0 to 2.5 km wide and trend northeasterly between the two metasedimentary units. The metavolcanic flows are dark green to greenish black in color and typically consist of a massive medium grained basal part, a finer middle portion and a fine-grained to aphanitic upper part, which may be pillowed, amygdaloidal and/or variolitic. Proterozoic rocks comprise diabase sills of medium grain size and massive texture and form topographic highs in outcrop. Precious metals occur (i) in quartz and quartz-carbonate veins almost exclusively in metavolcanics but also in metasediments and (ii) in quartz veins in chert-hematite-magnelite-grunerite ironstone units interlaycled with the mafic metavolcanics.

Impairment of the Southern Beardsmore Claims.

Although we possess a plan of exploration for the Southern Beadsmore Claims, we do not possess the resources to execute on that plan. Additionally, while it is our goal to raise capital to finance the exploration, there is no assurance of additional funding being available or on acceptable terms, if at all. Consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2010.

The KRK West Claims

Location and Means of Access to KRK West Claims.  The property consists of 19 claims covering 15 square miles.  It is located north of Thunder Bay in the Beardmore area of Northwestern Ontario, Canada.  The nearest townships to the property are Pifher, Sandra, and Meade.   The property can be accessed Access via Hwy 11 through the Village of Beardmore to Hwy 801.

Title to KRK West Claims.

Option Agreement

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  We are currently in a dispute with Thunder Bay regarding the ownership of the claims.  The dispute is discussed more fully in the following section titled “Separate Purchase of KRK West Claims” and in Item 3 Legal Proceedings.

Detailed below are the payments we have made to date and the payments we will be obligated to make in the future if the dispute with Thunder Bay is not resolved in our favor.

· Pay $110,000 (CDN) to Thunder Bay with $50,000 (CDN) of that amount due upon execution of the Agreement before commencing due diligence of the claims (paid) and the balance of $60,000 (CDN) on or before December 1, 2009 (paid);
· Incur $500,000 (CDN) in expenditures on the claims before December 31, 2010 and $500,000 in expenditures on the claims before December 31, 2011; and
· Issue 2,000,000 shares of our common stock to the shareholders of Thunder Bay within 30 days of closing the transaction.

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

On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue and mediation regarding the matter was scheduled. Two days prior to the scheduled mediation, William J. Wheeler (“Wheeler”), the principal of Thunder Bay, cancelled the mediation.

As a result of the cancellation, we decided the best course of action was to file suit. Accordingly, we filed an action against Thunder Bay and Wheeler in Ontario Superior Court of Justice. In the suit we detail the breach of the Agreement by Thunder Bay and Wheeler and request:

o    An order transferring an application regarding mining claims to Ontario Superior Court to be consolidated with this action;

o    A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

o    $1,200,000 in damages from Thunder Bay and Wheeler.

Impairment of the KRK West Claims.

Due to the lapse of the underlying claims we impaired a total of $131,295 of acquisition cost incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577.

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

The property can be accessed from Wickenburg through Vulture Mine Road south from State Highway 60. Wickenburg is located 85 km (53 miles) NW of Phoenix; 98 km (61 miles) S of Prescott; and 206 km (128 miles) SE of Kingman. Wickenburg is connected with Phoenix through State Highway 60 south; and to Prescott and Kingman through State Highways 89 and 93 respectively. Wickenburg is one of the railway stations for Prescott-Phoenix branch of Santa Fe Railway. From Vulture Mine Road various gravel roads traverse through different areas of the property providing access to almost all the mineral claims.

Title to Vulture Claims.

The Vulture Claims are owned by Vulture Gold, LLC, which is owned 100% by Source Bonanza. The following claim maintenance fees are applicable for the property:

-	Bureau of Land Management Claim Maintenance Fee equals $125 per claim per year ($3,625 each year, due on or before September 1)
-	Maricopa County Recorder "Notice of Intent to Hold" Fee = $104 per year (due on or before November 1).

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

In 1870 a new corporation was formed to operate the Vulture and Vulture Extension of Taylor and Smith. This company was known as the Arizona Central Mining Company. Vulture Extension property was reportedly located to the north of the Vulture Mine and is believed to be located on claim 27 and 28, an area staked by Gold Point LLC.  An 80 stamp mill was built at the mine, and water was pumped from Hassayampa at Seymour, through a seven mile pipe line. Power was supplied by woodburning boilers. Work was continued by this company for nine years on a large scale. A great deal of very low grade ore was treated. No exact figures are available on the production but scattered estimates of the Art one Daily Star and U.S. Mint reports indicate a probable gross of 3,000,000 ounces. The mine was worked down about 300 feet to a fault which cut off the ore body.

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

-          Red Cloud Mine

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

-          Red Cloud Mill and Shaft

o    An old shaft, foundations of a stamp mill and an approximately 30 m long trench was observed at this location. A small dump of old milling material was also observed.

-          Vulture Mine Extension

o    This area is marked by the presence of a shaft, an abandoned mill site with remnants of hoist, head frame, ball mills, generator, etc. This area is located on Vulture claim at 0330263 E, 3744219 N with an elevation of 2162 ft (659 m). The shaft is fenced and was observed to be plugged with rock material at 6 to 7 m depth.

-          Mohawk

o    Gold Point claims 27-29 located immediately to the west of Vulture Mine private property were historically called Mohawk group of claims reportedly located 2 miles (3 km) to the west of historical Vulture and Black Hawk mines. Historical work done in this area included a shaft down to about 48 feet which passed through 24 feet of ledge matter.

Work Completed on the Vulture Claims.

During the year ended July 31, 2011, we incurred exploration expenditures of $2,221 on the property.

Proposed State of Exploration and Development on the Vulture Claims and Impairment of Vulture Claims. We have not carried out any exploration work on the property. However, on March 13, 2008 Gold Point LLC, the party that staked the current Vulture Claims, contracted Fred B. Brost, P.E. to carry out rock sampling on Red Cloud, Red Rock, and Vulture claims. A total of six samples were collected during this work at various locations. The samples were analyzed at Jacobs Assay Office in Tucson. Following receipt of the assay results, we retained a geologist to conduct a study and produce a report on the exploration potential of the property.  He recommended the following two stage exploration program:

Phase 1- Data Compilation, Geological Mapping, Trenching and Sampling

-	This work should be completed in two stages. The first stage should include compilation of all the historical geological data available for property and putting it into a data base to generate several layers of maps in GIS format for further interpretation. This work will also include geo-referencing historical geological maps, sampling and trenching data, and collecting available historical production records from shafts and mines.
-	In the second stage, the geological fieldwork program should be carried out. This program should include, geological mapping 1:5,000 scale, conducting systematic rock sampling on each claim, and trenching at selected locations. All the accessible old shafts should be studied and sampled in detail to understand the local mineralization trend and to get an insight into the type of ore historically mined. The intent of this work should be to define ground geophysical surveying targets for Phase 2 work Program.

The estimated cost of this program is $132,500, which would be expended as follows:

PHASE 1 BUDGET – GEOLOGICAL MAPPING, TRENCHING AND SAMPLING

Item	No. of Units	Rate	Total
Bonds and Permitting	1	$5,000	$5,000
Data Compilation	10	$500	$5,000
Maps production	1	$1,000	$1,000
Geological mapping (2 geologists)	21	$1,100	$23,100
Prospecting (Prospectors 2)	21	$900	$18,900
Assaying rock samples	500	$40	$20,000
Soil Samples	300	$40	$12,000
Excavator	10	$1,500	$15,000
Accommodation and Meals	50 Man days	$200	$10,000
Vehicles: 1	25	$100	$2,500
Supplies, Blasting Equipment and Rentals	Lump Sum	$10,000	$10,000
Reports	Lump Sum	$10,000	$10,000
TOTAL (CANADIAN DOLLARS)			$132,500

Phase 2 - Ground Geophysical Surveying, Diamond Drilling

Based on the results of Phase 1 program, the following ground geophysical surveys should be carried out at suitable locations: 3D Induced Polarization (IP), Magnetometer Survey and Electromagnetic (EM) - VLF Survey

-	The IP technique will help in measuring the amount of disseminated metallic sulphides in the underlying porphyritic rocks and quartz veins. This technique energizes the ground surface with an alternating square wave pulsar via a pair of current electrodes and the IP effect is measured as a time diminishing voltage at the receiver electrodes.
-	The very-low frequency (VLF) EM method will help to detect any subsurface conducting zone by utilizing radio signals in the 15 to 30 kilohertz (kH) range that are used for military communications.
-	Magnetometer survey measures the earth's magnetic field which can be influenced due to presence of magnetic or relatively non-magnetic rocks in the survey area. This survey will be helpful in identifying gold bearing zones associated with pyrrhotite or magnetite depleted porphyry type copper-gold mineralization. In some property areas with potential for porphyry copper-gold type ore bodies the mineralizing fluids might have destroyed the magnetite associated with the original intrusive or volcanic rocks. Magnetic surveys would outline positive magnetic anomalies over the unaltered rock formations. The exploration target would be the relatively magnetic lows within these formations where magnetite has altered to a non-magnetic mineral, such as pyrite.
-	The geophysical survey is initially recommended to be carried out at 50 m x 50 m grid on selected areas within the following claim blocks: Red Cloud, Vulture Extension Mohawk.
-	The type of geophysical survey on each claim would depend on the style of mineralization. This work will help to define the trends and continuity of the anomalous surface mineralization and locate targets for drilling. A 10 to 15 drill hole program for up to 2,000 m diamond drilling is proposed which will be contingent upon the findings of Phase 1 program and geophysical surveys.

Estimated cost of Phase 2 work program is $522,600, which would be expended as follows:

PHASE 2 BUDGET – GROUND GEOPHYSICAL SURVEYING, DIAMOND DRILLING

Item	No. of Units	Rate	Total
Bond and permitting	1	$10,000	$10,000
Geologist	10	$600	$6,000
Geophysical Survey Induced Polarization	42	$2,000	$84,000
Magnetometer, EM-VLF Survey Crew	28	$1,200	$33,600
Diamond Core Drilling (m), if warranted	2,000	$150	$300,000
Accommodation and Meals	200	$200	$40,000
Vehicles: 2 – 4x4 truck	20	$200	$4,000
Supplies and Rentals	Lump Sum	$10,000	$10,000
Data Interpretation	Lump Sum	$20,000	$20,000
Reports	Lump Sum	$15,000	$15,000
TOTAL (CANADIAN DOLLARS)			$522,600

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

Impairment of the Vulture Claims.

Although we possess a plan of exploration for the Vulture Claims, we do not possess the resources to execute on that plan. Additionally, while it is our goal to raise capital to finance the exploration, there is no assurance of additional funding being available or on acceptable terms, if at all. As a result, we have fully impaired the value of the Vulture Claims.

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

The material legislation applicable to us is the Ontario Mining Act. In order to prospect on Crown lands in Ontario or stake out, record, or apply to record the staking of a mining claim, a person must be a holder of a prospector's license issued under the Ontario Mining Act. In order to obtain a license an application is made to the nearest Mining Lands office or other offices offering Mining Lands services of the Ministry of Northern Development, Mines and Forestry.  Although a license is required for prospecting, unlicensed parties can perform pre-exploration activities including: geophysical/geochemical surveys, airborne geophysical surveys, limited stripping and trenching, limited bulk sampling and various forms of drilling can be conducted without a license.

Prospecting or preliminary exploration may require the following permits and approvals:

-	Provincial permits associated with use of Crown land for road building, water crossings, tree cutting, burning of materials or approach to a Provincial highway. In addition, some of the permits required for activity on Crown land may require a limited Environmental Assessment;
-	Federal approvals for crossing a watercourse designated as navigable; work near or within waters that are -fish habitat; exploration on First Nation Reserve land; or purchase and possession of explosives; and
-	Municipal approvals for potential changes in land use, and sometimes for burning of materials.

If we progress past the exploration stage then the next three main stages in the development of a mining project are advanced exploration, development, operations, and closures. At such point in time as we move closer towards realizing each stage we will provide the major regulatory and permitting requirements to be taken into consideration.

In order to hold a claim in good standing or to apply for a lease, exploration work (referred to as assessment work) must be performed and reported to the Crown for approval within specified time limits.  Qualifying assessment activities fall into two categories, those performed within 12 months prior to the recording of mining claims and those performed after the recording of mining claims.  Activities in the former category are regional surveys such as airborne geophysics and regional or reconnaissance ground exploration and prospecting by a holder of a valid prospector’s license.  Activities in the latter category include prospecting and physical work such as manual, mechanical overburden stripping and bedrock trenching, and shaft sinking, driving adits and open cuttings.

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

United States.

The exploration, drilling, and mining industries in the United States operate in a legal environment that requires permits to conduct virtually all operations.  A Mineral Exploration Permit application will be required to get a permit for the proposed exploration work to be carried out on the Vulture Claims. The department responsible for issuing this is the Minerals Section of the Arizona State Land Department (the “ALSD”).

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

Subsidiaries

We do not have any subsidiaries other than Northern Bonanza, Inc., an Ontario corporation, and Source Bonanza, LLC, a Nevada limited liability company and IRC Exploration, Ltd., an Alberta Corporation.  Source Bonanza wholly owns Vulture Gold LLC.

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

Southern Beardmore Claims

The Southern Beardmore property consists of a group of 21 contiguous mineral claims in the Beardmore Area and Mary Jane Lake Area, near Beardmore, Ontario. The area of the property is 269 hectares. The northern boundary of the property is 3 kilometers south of Beardmore, Ontario on Highway11.

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

LODE CLAIMS ON THE VULTURE
GP #1
393439
GP #2
393440
GP #7
GP #8
GP #9
GP #10
GP #11
GP #12
RED CLOUD
GP #13
GP #14
GP #15
GP #16
GP #17
GP #18
GP #19
GP #20
RED ROCK
GP #22
VULTURE
GP #27
GP #28
GP #29
Mine Shaft
Prospect
Prospects
Mines
Adit
Adits
Mine Shafts
Wash
Legend
Source Gold Claims
VR Claim
V Claim
Private

Item 3. Legal Proceedings

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  During the year we learned that Thunder Bay had allowed the KRK West Claims to lapse, and therefore the option agreement was null and void.  As discussed above, we were able to re-purchase 13 of the 19 KRK West Claims from persons who re-staked the claims for an aggregate amount of $27,578.  We also incurred exploration expenditures of $555 in relation to these claims.  Subsequent to acquisition of the claims they were transferred to our wholly owned subsidiary, Northern Bonanza, Inc.

Thunder Bay currently maintains that control of the KRK West Claims remains with it and that we have no right to further explore the property.  We disagree with this assertion and accordingly ownership to the claims is in dispute.

On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue and mediation regarding the matter was scheduled. Two days prior to the scheduled mediation, William J. Wheeler (“Wheeler”), the principal of Thunder Bay, cancelled the mediation.

As a result of the cancellation, we decided the best course of action was to file suit. Accordingly, we filed an action against Thunder Bay and Wheeler in Ontario Superior Court of Justice. In the suit we detail the breach of the Agreement by Thunder Bay and Wheeler and request:

-	An order transferring an application regarding mining claims to Ontario Superior Court to be consolidated with this action;
-	A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and
-	$1,200,000 in damages from Thunder Bay and Wheeler.

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly instalments of Cdn$5,000 commencing May 15, 2011. As at July 31, 2011, Cdn$15,000 of the total amount due has been paid.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SRGL.OB”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending July 31, 2010
Quarter Ended	High $	Low $
July 31, 2010	1.87	0.44
April 30, 2010	2.0	0.60
February 28, 2010	1.24	0.51
October 31, 2009	0.55	0.0

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	0.15	0.11
April 30, 2011	0.415	0.11
February 28, 2011	0.62	0.1
October 31, 2010	0.72	0

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

Holders of Our Common Stock

As of October 10, 2011, we had 50,006,675 shares of our common stock issued and outstanding, held by fifty-three (53) shareholders of record.

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On June 17, 2011, the Company issued 100,000 common shares at $0.40 to Talon International Group for total proceeds of $40,000 in a private placement pursuant to Regulation S of the United States Security Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations for the years ended July 31, 2011 and 2010 and period from Inception (June 4, 2008 to July 31, 2011)

We generated no revenue for the years ended July 31, 2011 and 2010 and for the period from June 4, 2008 (Date of Inception) until July 31, 2011. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any of our claims, or if such resources are discovered, that we will enter into commercial production.

Our operating expenses for the years ended July 31, 2011 and 2010 and for the period from June 4, 2008 (Date of Inception) to July 31, 2011, were $6,304,842, $7,495,347 and $13,912,082, respectively.  The primary operating expenses for the year ended July 31, 2011, consisted of management fees of $4,054,571, mineral property option impairment costs of $2,000,000, mineral property exploration costs of $83,743, legal fees of $64,058, accounting and audit fees of $54,022, tax penalties and interest of $22,616 and office expenses of $25,832. The overwhelming amount of the operating expense attributable to management fees was an expense in the amount of $3,992,571 accrued as a result of options to purchase common stock granted from our former president to our current president.   The total expense for the options was $10,960,000 but because of the vesting period for the options the remaining expense of $6,967,429 was attributable to the fiscal year ended July 31, 2010.

The primary operating expenses for the year ended July 31, 2010, consisted of management fees of $7,021,998, mineral property option impairment of $199,894, legal fees of $108,400, mineral property exploration costs of $52,200, accounting and audit fees of $47,426, office expenses of $40,198 and tax penalties and interest of $25,231. The overwhelming amount of the operating expense attributable to management fees was an expense in the amount of $6,967,429 accrued as a result of options to purchase common stock granted from our former president to our current president.  The total expense for the options was $10,960,000 but because of the vesting period for the options the remaining expense of $3,992,571 was attributable to the fiscal year ended July 31, 2011.

The primary operating expenses for the period from June 4, 2008 (Date of Inception) until July 31, 2011, consisted of management fees of $11,089,569, mineral property option impairment costs of $2,203,611, mineral property exploration costs of $152,629, legal fees of $203,701, accounting and audit fees of $134,633, office expenses of $76,812 and tax penalties and interest of $47,847.

We recorded a net loss of $6,304,842, $7,495,347 and $13,912,082 for the years ended July 31, 2011 and 2010 and for the period from June 4, 2008 (Date of Inception) until July 31, 2011, respectively.

Liquidity and Capital Resources

As of July 31, 2011, we had total current assets of $47,586, consisting of $47,106 in cash and $480 of prepaid expenses.  We had $129,748 in current liabilities as of July 31, 2011. Thus, we had a working capital deficit of $82,162 as of July 31, 2011.

Net cash used in operating activities was $250,388, $265,329 and $621,078 for the years ended July 31, 2011 and 2010 and for the period from June 4, 2008 (Date of Inception) to July 31, 2011, respectively. Our main source of cash has been from the sale of our common stock which has generated $877,375 in cash flow to date since the date of our inception.

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

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of July 31, 2011, there were no off balance sheet arrangements.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for our next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should we be unable to continue as a going concern.

We have yet to achieve profitable operations, have accumulated losses of $13,912,082 since our inception, have a working capital deficiency of $82,162, no source of recurring revenues, and expect to incur further losses in the development of our business, all of which casts substantial doubt about the our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, we believe that the following is the only of our accounting policies that fits this definition.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Stock based compensation for non-employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Recently Issued Accounting Pronouncements

We have reviewed issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2011 and 2010;
F-3	Consolidated Statements of Operations for the years ended July 31, 2011 and 2010 and the period from June 4, 2008 (Date of Inception) to July 31, 2011;
F-4	Consolidated Statement of Stockholders’ Deficit for the period from June 4, 2008 (Date of Inception) to July 31, 2011;
F-6	Consolidated Statements of Cash Flows for the years ended July 31, 2011 and 2010 and the period from June 4, 2008 (Date of Inception) to July 31, 2011;
F-7	Notes to Financial Statements
22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Source Gold Corp.

We have audited the accompanying balance sheets of Source Gold Corp. (An Exploration Stage Company) as of July 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2011 and 2010 and from inception (June 4, 2008) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp. (An Exploration Stage Company) as of July 31, 2011 and 2010 and the results of its operations and cash flows for the years ended July 31, 2011 and 2010 and from inception (June 4, 2008) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

November 11, 2011

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Audited)

	July 31	July 31
ASSETS	2011	2010
		(Re-stated)
Current
Cash	$47,106	$52,147
Prepaid expenses - Note 7(c)	480	26,968
Total current assets	47,586	79,115
Total assets	$47,586	$79,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$129,748	$94,353
Due to related party - Note 5	—	20,000
Total current liabilities	129,748	114,353
Total liabilities	129,748	114,353

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value - Note 6 180,000,000 shares authorized 49,846,765 (July 31, 2010 - 45,159,265) shares issued and outstanding	49,846	45,159
Additional paid in capital	13,787,529	7,529,645
Accumulated other comprehensive loss	(7,455)	(2,802)
Deficit accumulated during the exploration stage	(13,912,082)	(7,607,240)
Total stockholders’ deficit	(82,162)	(35,238)
Total liabilities and stockholders’ deficit	$47,586	$79,115

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Audited)

			From Inception
	July 31,		(June 4, 2008) to
	2011	2010	July 31, 2011
		(Re-stated)	(Re-stated)
Expenses
Accounting and audit fees	$54,022	$47,426	$134,633
Foreign exchange loss	—	—	3,280
Legal fees	64,058	108,400	203,701
Management fees – Note 5	4,054,571	7,021,998	11,089,569
Mineral property option impairment	2,000,000	199,894	2,203,611
Mineral property exploration costs	83,743	52,200	152,629
Office expenses	25,832	40,198	76,812
Tax penalties and interest	22,616	25,231	47,847
Net loss	(6,304,842)	(7,495,347)	(13,912,082)
Other comprehensive loss
Unrealized foreign exchange	(4,653)	(2,802)	(7,455)
Comprehensive loss	$(6,309,496)	$(7,498,149)	$(13,919,537)
Basic loss per share	$(0.13)	$(0.17)
Weighted average number of shares outstanding	48,563,666	44,836,640

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from Inception (June 4, 2008) to July 31, 2011
(Audited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Loss	Stage	Total
Balance at Inception (June 4, 2008)	—	$—	$—	$—	$—	$—
Common stock issued for cash:	24,000,000	24,000	24,000	—	—	48,000
	20,400,000	20,400	51,000	—	—	71,400
Less: commission	—	—	(7,025)	—	—	(7,025)
Net loss	—	—	—	—	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	—	(9,089)	103,286
Net loss	—	—	—	—	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	—	(111,893)	482
Common stock issued for cash:	400,000	400	99,600	—	—	100,000
	220,000	220	219,780	—	—	220,000
	33,333	33	49,967	—	—	50,000
	105,932	106	124,894	—	—	125,000
Unrealized loss on foreign exchange	—	—	—	(2,802)	—	(2,802)
Capital contribution by former president – Note 5	—	—	6,967,429		—	6,967,429
Net loss	—	—	—	—	(7,495,347)	(7,495,347)

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) – (Cont’d)

For the period from Inception (June 4, 2008) to July 31, 2011
(Audited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Loss	Stage	Total

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

Common stock issued for mineral property	4,000,000	4,000	1,996,000	—	—	2,000,000
Common stock issued for cash:	100,000	100	49,900	—	—	50,000
	31,250	31	19,969	—	—	20,000
	281,250	281	89,719	—	—	90,000
	275,000	275	109,725			110,000
Unrealized loss on foreign exchange	—	—	—	(4,653)	—	(4,653)
Capital contribution by former president – Note 5	—	—	3,992,571	—	—	3,992,571
Net loss	—	—	—	—	(6,304,842)	(6,304,842)

Balance, July 31, 2011	49,846,765	$49,846	$13,787,529	$(7,455)	$(13,912,082)	$(82,162)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

			From Inception (June 4, 2008)
			to
	Years Ended July 31		July 31
	2011	2010	2011
		(Re-stated)	(Re-stated)
Cash flows used in operating activities
Net loss	$(6,304,842)	$(7,495,347)	$(13,912,082)
Adjustments to reconcile net loss to net cash used by operating activities
Mineral property option costs	—	—	1,842
Impairment loss on mineral property option	2,000,000	199,894	2,199,894
Management fees from stock options	3,992,571	6,967,429	10,960,000
Changes in operating assets and liabilities
Prepaid expenses	26,488	(26,968)	(480)
Accounts payable and accrued liabilities	35,395	89,663	129,748

Net cash used in operating activities	(250,388)	(265,329)	(621,078)

Cash flows from investing activities
Mineral property option acquisition	—	(199,894)	(199,894)

Net cash provided by financing activities	—	(199,894)	(199,894)

Cash flows from financing activities
Proceeds from sale of common stock, net cash commission	270,000	495,000	877,375
Promissory note paid	—	(1,842)	(1,842)
Due to related party	(20,000)	(19,000)	—

Net cash used in financing activities	250,000	512,158	875,533

Effect of foreign exchange on cash	(4,653)	(2,802)	(7,455)

Increase (decrease) in cash during the year	(5,041)	44,133	47,106

Cash, beginning of the year	52,147	8,014	—

Cash, end of the year	$47,106	$52,147	$47,106

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$2,000,000	$—	$2,000,000

The accompanying notes are an integral part of these financial statements.

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

Effective September 10, 2009, the Company increased the number of authorized common shares of the Company from 90,000,000 to 180,000,000 shares and it’s authorized preferred shares from 10,000,000 to 20,000,000 shares per director’s resolution dated August 31, 2009. The Company also conducted a four to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 11,100,000 shares to 44,400,000 shares. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

During the year ended July 31, 2009, the Company acquired via its subsidiary company IRC Exploration Ltd. (“IRC”), a mineral claim located in British Columbia, Canada. During the year ended July 31, 2010, the mineral property option agreement for the claim in British Columbia was abandoned.

During the year ended July 31, 2010, the Company acquired two additional mineral properties located in Ontario, Canada. The Company also incorporated two new subsidiary companies, Northern Bonanza Inc. (“NBI”) to hold its mineral properties located in Ontario, Canada, and Source Bonanza LLC (“SB”) to hold its mineral properties located in the USA. The Company also transferred its Ontario mineral properties to NBI during the year ended July 31, 2010.

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

Note 1 Nature of Operations and Ability to Continue as a Going Concern - (Cont’d)

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

The Company has yet to achieve profitable operations, has accumulated losses of $13,912,082 since inception, has working capital deficiency of $82,162, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc, a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, a Limited Liability Company incorporated in Nevada, USA on June 18, 2010 and Vulture Gold LLC, a Nevada Limited Liability Company which was acquired on August 7, 2010.

All significant inter-company transactions and balances have been eliminated.

Note 2 Summary of Significant Accounting Policies – (Cont’d)

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Exploration Stage Company

The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered an exploration stage company. All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Mineral Properties

The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

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

Assets and liabilities denominated in a foreign currency are translated into US dollar reporting currency at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other comprehensive loss.

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

There are no common stock equivalents outstanding and, thus, diluted and basic loss per share is the same.

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

Comprehensive Loss

The Company is required to report comprehensive loss, which includes net loss as well as changes in equity from non-owner sources.

Note 2 Summary of Significant Accounting Policies – (Cont’d)

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Stock based compensation for non-employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. We use the fair value method for equity instruments granted to non-employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Note 3 Restatement

The Company has determined that certain transactions were not correctly accounted for in the year ended December 31, 2010 and accordingly the results of the year ended July 31, 2010 have been restated for the following items:

a) The overstatement of accruals for legal expenses.

The Company originally overstated legal expenses in its year ended July 31, 2010 financial statements by $11,931. The effect of the restatement was to decrease accounts payable and accrued liabilities and the loss for the year ended July 31, 2010 by $11,931. Accordingly the loss at July 31, 2010 was reduced by $11,931 and the accumulated deficit at July 31, 2010 was reduced by $11,931.

b) Recognition of tax penalties for late filing of information returns

The Company has increased accounts payable and accrued liabilities at July 31, 2010 by $25,231 for its estimated exposure to late filing penalties for its failure to timely file certain tax information returns. This has resulted in the net loss for the year ended July 31, 2010 and the accumulated deficit at July 31, 2010 increasing by $25,231, resulting in an increase of $25,231 in the accumulated deficit at July 31, 2010.

c) Treatment of foreign exchange adjustments arising upon consolidation

The Company has revised its treatment of foreign exchange gains and losses arising upon consolidation of Source Gold Corp with its subsidiary companies located in Canada. The Company has determined that exchange differences arising upon consolidation should be classified as part of Accumulated Other Comprehensive Loss which comprises Equity. As a result of this restatement the reported loss for the year ended July 31, 2010 and the accumulated deficit at July 31, 2010 has been decreased by $2,802. Accumulated Other Comprehensive Loss has also decreased by $2,802 at July 31, 2010 resulting in there being no effect upon total stockholders’ deficit as a result of this restatement.

d) Valuation of Option Granted to The Company President.

As a result of the review of the Company’s valuation methods relating to share based payments the Company discovered that the valuation for the option entered into between the current president and the former President had been improperly valued. On November 9, 2009, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011. The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010. Upon review the Option has been determined to have a fair value of $10,960,000, which is to be expensed over the term the option is earned. The Company has accordingly increased the non-cash management fee charge by $2,017,429 resulting in the loss for the year and accumulated deficit increasing by $2,017,429. Additional paid in capital has also been increased by $2,017,429 at July 31, 2010, resulting in there being no effect on stockholders’ deficit as a result of this restatement.

Note 3 Restatement (Cont’d)

The effect of the restatements on the results of operations and financial position as of and for the year ended July 31, 2010 is as follows:

	As Previously			As Restated
	Reported At			At
	July 31, 2010	Restatements		July 31, 2010
Effect of Balance Sheet:
Deficit	$(5,579,313)	$11,931	a
		(25,231)	b
		2,802	c
		(2,017,259)	d
	$(5,579,313)	$(2,027,927)		$(7,607,240)

Additional paid in capital	$(5,512,216)	$2,017,429	d	$7,529,645
Accumulated other comprehensive income	$—	$(2802)	c	$(2,802)

Effect on statement of operations:
Expenses
Accounting and audit fees	$47,426	—		$47,426
Foreign exchange loss	2,802	(2,802)	c	—
Legal fees	120,330	(11,930)	a	108,400
Management fees	5,004,569	2,017,429	d	7,021,998
Mineral property option impairment	199,894	—		199,894
Mineral property explorations costs	52,200	—		52,200
Office expenses	40,199	(1)		40,198
Tax penalties and interest	—	25,231	b	25,231
Net loss	$(5,467,420)	2,027,927		$(7,495,347)
Other comprehensive loss
Unrealized loss on foreign exchange	—	(2,802)	c	(2,802)
Comprehensive loss	—			$(7,498,149)
Basic loss per share	$(0.12)			$(0.17)

Effect on statement of cash flows:
Net cash used in operating activities	$(421,024)	155,695		$(265,329)
Net cash used in investing activities	(26,968)	(172,926)		(199,894)
Net cash provided by financing activities	492,125	20,033		512,158
Effect of foreign exchange on cash	—	(2,802)		(2,802)
Increase in cash during the year	44,133			44,133
Cash, beginning of the year	8, 014			8,014
Cash, end of the year	$52,147			$52,147

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

The fair value hierarchy for valuation inputs prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of three levels; the level is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Note 5 Related Party Transactions

All related party transactions have been measured at the exchange value which was the amount of consideration established and agreed to by the related parties.

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

Note 5 Related Party Transactions (Cont’d)

On July 1, 2008, the Company entered into a Corporate Management Services Agreement with the Company’s president at the time for management services. Pursuant to the agreement the former President receives $1,000 per month plus expenses for services rendered. The agreement was terminated effective November 1, 2009, and the former President resigned on November 6, 2009.

On June 30, 2010, the Company purchased from the Company president 13 mineral property claims in the Thunder Bay mining division of Ontario, Canada. As consideration for the purchase the Company issued an unsecured, non-interest bearing promissory note for $20,000 due on November 30, 2010. During the period ended July 31, 2011 this promissory note was settled by payment of $20,000 cash to the president.

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company as detailed in Note 6, Capital Contribution.

During the year ended July 31, 2011, the Company incurred management fees of $62,000 (2010 - $51,569) charged by the Company’s president and $Nil (2010 - $3,000) charged by the Company’s former president. In addition, as a result of the stock options granted, the Company incurred additional management fees of $3,992,571 and $6,970,429 for the years ended July 31, 2011 and 2010 respectively.

On November 1, 2009, the Company entered into a Corporate Management Services Agreement with the President of the Company for management services. Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month beginning December 1, 2009 for services rendered plus reimbursement of the Company’s expenses. The agreement may be terminated by either party upon 30 days written notice. As of June 21, 2011, the Company amended the agreement by issuing a resolution to reflect a payment of $6,000 per month for services rendered.

Note 6 Stockholders’ Deficit

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

On October 30, 2009, the Company issued 200,000 common shares at $0.25 per share for total proceeds of $50,000 pursuant to a private placement.

On November 26, 2009, the Company issued 100,000 common shares at $1.00 per share for total proceeds of $100,000 pursuant to a private placement.

Note 6 Stockholders’ Defict – (Cont’d)

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

On February 25, 2011, the Company issued 50,000 common shares at $0.40 for total proceeds of $20,000 pursuant to a private placement.

On March 29, 2011, the Company issued 125,000 common shares at $0.40 for total proceeds of $50,000 pursuant to a private placement.

On April 28, 2011, the Company issued 125,000 common shares at $0.32 for total proceeds of $40,000 pursuant to a private placement.

On June 17, 2011, the Company issued 100,000 common shares at $0.40 for total proceeds of $40,000 pursuant to a private placement.

Capital Contribution

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011. The Company has recorded compensation under management fees and a capital contribution of $10,960,000 using the Black-Scholes valuation model based on the following inputs; exercise price $0.0025; dividend rate Nil; current stock price of $0.55; term 1.5 years; and volatility 137.75%.

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

Consideration for the option is cash payments totalling $52,167 (CDN$54,000) and aggregate exploration expenditures of $232,957 (CDN$241,000) as follows:

i) Cash payments:

·         $1,875 (CDN$2,000) upon execution of the Option agreement (paid);

·         $1,842 (CDN$2,000) on or before July 31, 2009 (paid);

·         $48,450 (CDN$50,000) on or before July 31, 2010.

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

In aggregate the Company incurred $16,685 (CDN$17,808) of exploration expenditures on the property prior to abandoning the claims on July 31, 2010.

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

Consideration for the option is the issuance of 2,000,000 common shares of the Company, cash payments totalling $103,718 (CDN$110,000), and aggregate exploration expenditures of $969,268 (CDN$1,000,000) as follows:

i)         Cash payments:

·         $46,640 (CDN$50,000) upon execution of the Option agreement (paid)

·         $57,078(CDN$60,000) on or before December 1, 2009 (paid)

ii) Exploration expenditures of $484,768 (CDN$500,000) on or before December 31, 2010, and $969,268 (CDN$1,000,000) in aggregate on or before December 31, 2011.

Note 7 Mineral Properties – (Cont’d)

In aggregate to July 31, 2011, the Company incurred exploration expenditures aggregating $32,080 (CDN$32,836) (See below regarding status of the agreement)

iii) The issuance of 2,000,000 common shares (none issued) to the shareholders of the optionor, as directed by the optionor.

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

During the year ended July 31, 2010, the Company learned that the optionor had allowed the underlying claims to lapse, and therefore the option agreement was null and void. The Company, and a director of the Company (The Company subsequently purchased these claims from the director), purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. Subsequent to acquisition, the claims were transferred to the Company’s wholly owned subsidiary, Northern Bonanza Inc. Due to the lapse of the underlying claims the Company impaired a total of $131,295 of acquisition cost incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577.

The original optionor represents that control of the claims remains with the optionor and that the Company has no right to further explore the property. The Company disagrees with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue. A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established. Mediation regarding the matter has been deferred until late 2011 and presently no firm date has been established. As a result of the cancellation, we decided the best course of action was to file suit. Accordingly, we filed an action against Thunder Bay and Wheeler in Ontario Superior Court of Justice.

Note 7 Mineral Properties – (Cont’d)

c) During the year ended July 31, 2010, the Company entered into a property purchase agreement, which was formalized on May 4, 2010, to acquire a 100% interest in 21 mining claims located in the Northern Ontario for $50,767 (Cdn$51,800). During the year ended July 31, 2010, the Company incurred an additional $17,741 in staking costs in relation to these claims. Subsequent to acquisition the claims and exploration costs were transferred to NBI at cost.

During the year ended July 31, 2010, the Company made exploration advances to the operator amounting to $47,806. As at July 31, 2010 the operator had incurred exploration expenses aggregating $20,118 resulting in net advances held being $26,968. During the year ended July 31, 2011, the Company made further advances to the operator of $7,040.

During the year ended July 31, 2011 the operator incurred exploration expenditures of $34,008. The Company also incurred direct exploration expenditures of $47,335 during the year ended July 31, 2011.

As at July 31, 2011 the operator held exploration advances amounting to $nil (2010 - $26,968). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2010.

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

During the year ended July 31, 2011, the Company incurred exploration expenditures of $2,221 on the property.

Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties is deemed to be fully impaired.

Note 8 Income Taxes

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended	Year Ended
	July 31,	July 31,
	2011	2010
Loss before income taxes	$(6,304,842)	$(7,495,347)
A reconciliation of the expected consolidated income expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:
Expected approximate tax recovery on net loss, before income tax	$(2,206,695)	$(2,623,371)
Share-based compensation	1,397,400	2,438,600
Mineral property acquisition and exploration	728,470	77,199
Changes in valuation allowance	80,823	107,573
Deferred income tax recovery	$—	$—

At July 31, 2011, and 2010 the Company incurred net operating losses carry forward for U.S. Federal tax purposes of approximately $231,000 and $307,000, respectively which may be applied against future taxable income, if any, at various times through 2031. Certain significant changes in ownership of the Company may restrict future utilization of these tax loss carry-forwards.

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry-forwards that is more-likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

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

Note 9 Commitments

a) The Company has an ongoing agreement with a director of the company to provide management services for $6,000 per month. Either party many terminate the agreement with one month’s written notice.

b)       The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly instalments of Cdn$5,000 commencing May 15, 2011. As at July 31, 2011, Cdn$15,000 of the total amount due has been paid.

Note 10 Subsequent events

On September 7, 2011 the Company issued 160,000 shares under subscription agreement for a per share value of $0.25, for total consideration of $40,000.

On October 2011 the Company as a result of the cancellation of the mediation hearing with William J. Wheeler regarding the Thunder Bay claims, the Company decided the best course of action was to file suit. Accordingly, a suit was filed and action against Thunder Bay and Wheeler in Ontario Superior Court of Justice. In the suit we detail the breach of the Agreement by Thunder Bay and Wheeler and request:

o    An order transferring an application regarding mining claims to Ontario Superior Court to be consolidated with this action;

o    A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

o    $1,200,000 in damages from Thunder Bay and Wheeler.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending July 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

On November 1, 2009, we entered into a Corporate Management Services Agreement (the “Management Agreement”) with our President for management services. Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month from December 1, 2009 for services rendered plus reimbursement of company’s expenses. The agreement may be terminated by either party upon 30 days written notice.

23

On June 21, 2011, the Board of Directors passed a Resolution increasing the President’s monthly salary to $6,000 per month. Our President took the increased salary beginning in June of 2011.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current director and executive officer, her age as of July 31, 2011 and her present positions.

Name	Age	Position(s) and Office(s) Held
Lauren Notar	51	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

24

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and CEO, Ms. Notar, at the address appearing on the first page of this annual report.

Code of Ethics

As of July 31, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation of our sole officer and director, Lauren Notar, is governed by a Corporate Management Services Agreement dated November 1, 2009.  Under this agreement, Ms. Notar provides us with accounting, administrative, management, and corporate record-keeping services.  Ms. Notar received a $7,500 signing bonus per the agreement, and is paid a monthly stipend of $5,000 together with reimbursement of any company expenses incurred. On June 21, 2011, the Board of Directors passed a Resolution increasing the President’s monthly salary to $6,000 per month. Our President took the increased salary beginning in June of 2011. The agreement may be terminated by either party upon 30 days written notice.

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

25

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Management fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lauren Notar, CEO, CFO, President, Secretary-Treasure	2011 2010	62,000 51,569	0 0	0 0	0 0	0 0	0 0	0 0	62,000 51,569
Harry Bygdnes, Former CEO, CFO, President, Secretary-Treasurer	2010	3,000	0	0	0	0	0	0	3,000

Narrative Disclosure to the Summary Compensation Table

Pursuant to the agreement discussed above, our current sole officer and director, Lauren Notar, received a total of $62,000 during the year ended July 31, 2011.

26

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Lauren Notar, CEO, CFO, President Secretary, Treasurer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors as of July 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lauren Notar, CEO, CFO, President Secretary, Treasurer	-	-	-	-	-	-	-
27

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 10, 2011 the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)
Executive Officers & Directors:
Common	Lauren Notar 2 Toronto Street, Suite 234 Toronto, Ontario, Canada M5C 2B5	20,000,000(3)	39.99%

Total of All Directors and Executive Officers (one person):		20,000,000 Shares	39.99%
Other More Than 5% Beneficial Owners:
Common	Harry Bygdnes 2 Toronto Street, Suite 234 Toronto, Ontario, Canada M5C 2B5	24,000,000(4)	47.99%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)	The percent of class is based on 50,006,765 shares of common stock issued and outstanding as of October 11, 2011.
(3)

Lauren Notar, is party to a Purchase Option Agreement dated November 6, 2009 (the “Agreement”).   Under the Agreement, Ms. Notar acquired the option to purchase up to 20,000,000 shares of our common stock from our former President and CEO, Harry Bygdnes, for a price of $0.0025 per share.  Under the Agreement, Ms. Notar’s options to purchase common stock from Mr. Bygdnes first became exercisable on December 20, 2010 and remained exercisable through May 1, 2011.

Effective as of April 30, 2011, Ms. Notar and Mr. Bygdnes executed an extension of the Agreement entitled Extension of Purchase Option Agreement (the “Extension”). As a result of the Extension, Ms. Notar has retained the option to purchase the foregoing shares through May 1, 2012. Aside from the agreed exercise price for any options which will be exercised, there was no separate consideration paid under the Agreement or Extension.

(4)	As all of Lauren Notar’s shares, if purchased pursuant to the existing option agreement, will be purchased from Harry Bygdnes, the greatest combined number of shares beneficially owned by Ms. Notar and Mr. Bygdnes is the current total of Mr. Bygdnes shares which is 24,000,000 shares or 47.99%.
28

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

All related party transactions have been measured at the exchange value which was the amount of consideration established and agreed to by the related parties.

On June 16, 2008, we received and accepted a subscription to purchase 24,000,000 common shares at $0.002 per share for aggregate proceeds of $48,000 from our former president. The subscription agreement permitted us to accept US$48,000 or CDN$48,000 in full settlement of the share subscription. The share subscription was settled in Canadian dollars. On June 16, 2008 the shares were issued.

On July 1, 2008, we entered into a Corporate Management Services Agreement with our president at the time for management services. Pursuant to the agreement the former President received $1,000 per month plus expenses for services rendered. The agreement was terminated effective November 1, 2009, and the former President resigned on November 6, 2009.

On November 1, 2009, we entered into a Corporate Management Services Agreement with our President for management services. Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month from December 1, 2009 for services rendered plus reimbursement of company’s expenses. The agreement may be terminated by either party upon 30 days written notice. On June 21, 2011, the Board of Directors passed a resolution increasing the President’s salary to $6,000 per month.

During the year ended July 31, 2011, we incurred management fees of $62,000 charged by our president.

On June 30, 2010, we purchased from our president 13 mineral property claims in the Thunder Bay mining division of Ontario, Canada. As consideration for the purchase we issued an unsecured, non-interest bearing promissory note for $20,000 due on November 30, 2010. During the period ended January 31, 2011 this promissory note was settled by payment of $20,000 cash to the president.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$20,250	$0	$0	$0
2010	$15,000	$0	$0	$0

29

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Extension of Option Agreement
3.4	Resolution Increasing Management Compensation Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1).	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2008

30

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

By: /s/ Lauren Notar
Lauren Notar President, Chief Executive Officer, and Director November 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Lauren Notar
Lauren Notar President, Chief Executive Officer, and Director November 15, 2011

31