Form 10-Q
period 2011-10-31
Source Gold Corp.
filed 2011-12-13
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-153881

Source Gold Corp.

(Exact name of registrant issuer as specified in its charter)

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
[ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock 50,006,765, as of the latest practicable date: October 10, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of October 31, 2011 and July 31, 2011
F-2	Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010 and period from Inception (June 4, 2008) to October 31, 2011
F-3	Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and 2010 and period from Inception (June 4, 2008) to October 31, 2011
F-4	Consolidated Statement of Stockholders’ Deficit for period from Inception (June 4, 2008) to October 31, 2011
F-6	Notes to Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended October 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

 SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Balance Sheets

	October 31	July 31
ASSETS	2011	2011
	(Unaudited)	(Audited)
Current
Cash	$27,444	$47,106
Due from related party	994	—
Prepaid expenses	480	480

Total current assets	28,918	47,586

Total assets	$28,918	$47,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$120,774	$129,748

Total current liabilities	120,774	129,748

Total liabilities	120,774	129,748

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value 20,000,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value – Note 5180,000,000 shares authorized 50,006,765 (July 31, 2011 - 49,846,765) shares issued and outstanding	50,006	49,846
Additional paid in capital	13,827,369	13,787,529
Accumulated other comprehensive loss	(628)	(7,455)
Deficit accumulated during the exploration stage	(13,968,603)	(13,912,082)

Total stockholders’ deficit	(91,856)	(82,162)

Total liabilities and stockholders’ deficit	$28,918	$47,586

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive loss

(Unaudited)

			From Inception (June 4, 2008)
	Three Months Ended		to
	October 31		October 31,
	2011	2010	2011
		(Restated)
Expenses
Accounting and audit fees	$15,127	$21,377	$149,760
Foreign exchange loss	5,622	—	8,902
Legal fees	8,979	21,854	212,680
Management fees – Note 4	18,000	2,755,000	11,107,569
Mineral property option impairment	—	—	2,203,611
Mineral property exploration costs	—	73,613	152,629
Office expenses	8,793	7,659	85,605
Tax penalties and interest	—	—	47,847

Net loss	(56,521)	(2,879,503)	(13,968,603)

Other comprehensive loss
Unrealized foreign exchange	6,827	(495)	(628)

Comprehensive loss	$(49,684)	$(2,879,998)	$(13,969,231)

Basic loss per share	$(0.00)	$(0.06)

Weighted average number of shares outstanding	49,940,678	44,836,640

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception (June 4, 2008)
	Three Months Ended		to
	October 31		October 31
	2011	2010	2011
		(Restated)
Cash flows used in operating activities
Net loss	$(56,521)	$(2,879,503)	$(13,968,603)
Adjustments to reconcile net loss to net cash used by activities
Mineral property option costs	—	—	1,842
Impairment loss on mineral property option	—	—	2,199,894
Management fees from stock options	—	2,740,000	10,960,000
Changes in operating assets and liabilities
Prepaid expenses	—	24,792	(480)
Due from related parties	(994)	—	(994)
Accounts payable and accrued liabilities	(8,974)	54,058	120,774

Net cash used in operating activities	(66,489)	(60,653)	(687,567)

Cash flows from investing activities
Mineral property option acquisition	—	—	(199,894)

Cash flows from financing activities
Proceeds from sale of common stock, net cash commission	40,000	70,000	917,375
Promissory note paid	—	—	(1,842)
Due to related party	—	(20,000)	—

Net cash used in financing activities	40,000	50,000	915,533

Effect of foreign exchange on cash	6,827	(495)	(628)

Increase (decrease) in cash during the period	(19,662)	(11,148)	27,444

Cash, beginning of the period	47,106	52,147	—

Cash, end of the period	$27,444	$40,999	$27,444

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$—	$—	$2,000,000

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) – (Cont’d)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Income	Stage	Total

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

Common stock issued for mineral property	4,000,000	4,000	1,996,000	—	—	2,000,000
Common stock issued for cash:	100,000	100	49,900	—	—	50,000
	31,250	31	19,969	—	—	20,000
	281,250	281	89,719	—	—	90,000
	275,000	275	109,725			110,000
Unrealized loss on foreign exchange	—	—	—	(4,653)	—	(4,653)
Capital contribution by former president – Note 5	—	—	3,992,571	—	—	3,992,571
Net loss	—	—	—	—	(6,304,842)	(6,304,842)

Balance, July 31, 2011	49,846,765	49,846	13,787,529	(7,455)	(13,912,082)	$(82,162)

Common stock issued for cash:	160,000	160	39,840	—	—	40,000
Unrealized loss on foreign exchange	—	—	—	6,827	—	6,827
Net loss	—	—	—	—	(56,521)	(56,521)

Balance, October 31, 2011	50,006,765	$50,006	$13,827,369	$(628)	$(13,968,603)	$(91,856)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2011

(Unaudited)

Note 1 Basis of Presentation

While the information presented in the accompanying October 31, 2011 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the Company’s July 31, 2011 audited financial statements.

Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

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

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company. (Note 4)

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

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

The Company has yet to achieve profitable operations, has accumulated losses of $13,968,603 since inception, has working capital deficiency of $91,856, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

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

Foreign Currency Translation

The Company’s functional currency is the US dollar as a substantial part of the Company’s operations is based in Arizona. IRC’s and NBI’s functional currency is the Canadian dollar. The functional currency of SB and Vulture is the US dollar as its activities are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”).

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

Diluted and Basic Loss per Share

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

Note 3 Summary of Significant Accounting Policies – (Cont’d)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2011 and 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Stock based compensation for non-employees is accounted for using the Stock Based Compensation Topic of the FASB ASC 505. We use the fair value method for equity instruments granted to non-employees and will use the Black-Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

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

During the three month period ended October 31, 2011, the Company incurred management fees of $18,000 (three month period ended October 31, 2010 - $15,000) charged by the Company’s president. In addition, as a result of the stock options granted, the Company incurred additional management fees of $nil and $2,740,000 for the three month periods ended October 31, 2011 and 2010, respectively.

On November 1, 2009, the Company entered into a Corporate Management Services Agreement with the President of the Company for management services. Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month beginning December 1, 2009 for services rendered plus reimbursement of the Company’s expenses. The agreement may be terminated by either party upon 30 days written notice. On June 21, 2011, the Company amended the agreement by issuing a resolution to reflect a payment of $6,000 per month for services rendered.

During the three month period ended October 31, 2011, the Company paid expenses on behalf of the President in the amount of $994 which have been repaid in full as of November 30, 2011.

Note 5 Stockholders’ Deficit

On September 7, 2011, the Company issued 160,000 common shares at $0.25 for total proceeds of $40,000 pursuant to a private placement.

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

Note 6 Mineral Properties

a) On October 26, 2009, the Company entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the “KRK West” claims) located in the Thunder Bay Mining Division of Ontario. The option agreement is denominated in Canadian dollars.

Consideration for the option is the issuance of 2,000,000 common shares of the Company, cash payments totalling $103,718 (CDN$110,000), and aggregate exploration expenditures of $969,268 (CDN$1,000,000) as follows:

i)         Cash payments:

·         $46,640 (CDN$50,000) upon execution of the Option agreement (paid);

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

During the year ended July 31, 2010, the Company learned that the optionor had allowed the underlying claims to lapse, and therefore the option agreement was null and void. The Company, and a director of the Company (The Company subsequently purchased these claims from the director), purchased the claims from persons who re-

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

Note 7 Mineral Properties - (Cont’d)

staked the claims for an aggregate amount of $27,577. Subsequent to acquisition, the claims were transferred to the Company’s wholly owned subsidiary, Northern Bonanza Inc. Due to the lapse of the underlying claims the Company impaired a total of $131,295 of acquisition cost incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577.

The original optionor represents that control of the claims remains with the optionor and that the Company has no right to further explore the property. The Company disagrees with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue. A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established. Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

In October 2011, the Company, as a result of the cancellation of the mediation hearing with William J. Wheeler regarding the Thunder Bay claims, decided the best course of action was to file suit. Accordingly, a suit was filed against Thunder Bay and Wheeler in Ontario Superior Court of Justice. In the suit we detail the breach of the Agreement by Thunder Bay and Wheeler and request:

o    An order transferring an application regarding mining claims pending before the Office of the Mining and Lands Commissioner to the Ontario Superior Court of Justice to be consolidated with this action;

o    A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

o    $1,200,000 in damages from Thunder Bay and Wheeler.

b) During the year ended July 31, 2010, the Company entered into a property purchase agreement, which was formalized on May 4, 2010, to acquire a 100% interest in 21 mining claims located in the Northern Ontario for $50,767 (Cdn$51,800). During the year ended July 31, 2010, the Company incurred an additional $17,741 in staking costs in relation to these claims. Subsequent to acquisition the claims and exploration costs were transferred to NBI at cost.

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

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

Note 7 Mineral Properties - (Cont’d)

As at July 31, 2011 the operator held exploration advances amounting to $nil (2010 - $26,968). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of

$68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2010.

c) On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada limited Liability Company. Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine. As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

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

Note 8 Commitments

a) The Company has an ongoing agreement with a director of the company to provide management services for $6,000 per month. Either party many terminate the agreement with one month’s written notice.

b)     The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As at October 31, 2011, Cdn$30,000 of the total amount due has been paid.

Note 9 Subsequent event

On November 29, 2011, the Company issued 250,000 common shares at $0.10 for total proceeds of $25,000 pursuant to a private placement.

Note 10 Restatement

The Company has determined that certain transactions were not correctly accounted for in the three month period ended October 31, 2010 and accordingly the results of the three month period ended October 31, 2010 have been restated for the following items:

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

Note 10 Restatement - (Cont’d)

a) The overstatement of accruals for legal expenses at July 31, 2010

The Company originally over-accrued legal expenses as at July 31, 2010, and understated its legal expenses in the quarter ended October 31, 2010 by $11,931. As a result of the restatement legal expenses have increased by $11,391 and the net loss for the period increased by $11,931. There was no effect on the originally stated accumulated deficit as at October 31, 2010 as a result of this restatement as there was an offsetting adjustment reducing the opening deficit by $11,391.

b) Valuation of Option Granted to The Company President.

As a result of the review of the Company’s valuation methods relating to share based payments the Company discovered that the valuation for the option entered into between the current president and the former President had been improperly valued. On November 9, 2009, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011. The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010. Upon review the Option has been determined to have a fair value of $10,960,000, which is to be expensed over the vesting period. The Company accordingly increased the non-cash management fee for the three month period ended October 31, 2010 by $2,740,000 resulting in the loss for the period and accumulated deficit increasing by $2,740,000. Additional paid in capital has also been increased by $2,740,000 at October 31, 2010, resulting in there being no effect on stockholders’ deficit as a result of this restatement.

The effect of the restatements on the results of operations and financial position as of October 31, 2010 and for the three month period ended October 31, 2010 is as follows:

Effect of Balance Sheet:

a) Deficit

Deficit at July 31, 2010;	$7,607,240

Loss for the period ended October 31, 2010
As restated – see below	2,879,998

Deficit at October 31, 2010, as restated	$10,487,238
F-15

SOURCE GOLD CORP.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements - Continued

October 31, 2011

(Unaudited)

Note 10 Restatement (Cont’d)

b) Additional Paid In Capital

Balance at October 31, 2010 as originally stated	$7,578,085

Capital contribution recorded to July 31, 2010	2,017,429
Capital contribution recorded to October 31, 2010	2,740,000

Balance as restated at October 31, 2010	$12,335,514

c) Effect on Loss for the Three Month Period Ended October 31, 2010:

Loss as previously reported	$128,067
Legal fees	11,931
Management fees	2,740,000

Loss, as restated	$2,879,998

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Northern Bonanza holds or possesses an option to acquire a partial interest in the following claims in Ontario, Canada:

  Southern Beardmore Claims
    A group of 21 mineral claims in the Beardmore Area and the Mary Jane Lake Area, 3 km south of Beardmore, Ontario, Canada.
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

Our Business

Northern Bonanza, Inc.

Southern Beardmore Claims.

On May 4, 2010, we acquired a group of 21 contiguous mineral claims in the Beardmore Area and the Mary Jane Lake Area, near Beardmore, Ontario for $51,800 (CDN).

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

The KRK West Claims

Location and Means of Access to KRK West Claims.  The property consists of 19 claims covering 15 square miles.  It is located north of Thunder Bay in the Beardmore area of Northwestern Ontario, Canada.  The nearest townships to the property are Pifher, Sandra, and Meade.   The property can be accessed via Hwy 11 through the Village of Beardmore to Hwy 801.

Title to KRK West Claims.

Option Agreement

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  We are currently in a dispute with Thunder Bay regarding the ownership of the claims.  The dispute is discussed more fully in the following section titled “Separate Purchase of KRK West Claims” and in Part II Item 1 Legal Proceedings.

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

Separate Purchase of KRK West Claims.

During the year ended July 31, 2010, we learned that the optionor had allowed the KRK West Claims to lapse, and therefore the option agreement was null and void.  All 19 of the KRK West Claims were re-staked by a third party.  Together with our President, Lauren Notar, we were able to purchase 13 of the 19 KRK West Claims from the third party who re-staked the claims.  Ms. Notar contributed $20,000 toward the purchase and we contributed $7,578 in cash. The 13 claims were initially transferred to Ms. Notar.  Then, on June 30, 2010, Ms. Notar transferred the 13 claims to us in exchange for an unsecured non-interest bearing promissory note for $20,000 which was settled during the period ended July 31, 2011.   Our total purchase price for the 13 re-staked claims was therefore $27,578.  We also incurred exploration expenditures of $555 in relation to these claims.  Subsequent to our acquisition of the claims, they were transferred to our subsidiary Northern Bonanza.

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

Title to Vulture Claims.

The Vulture Claims are owned by Vulture Gold, LLC, which is owned 100% by Source Bonanza. The following claim maintenance fees are applicable for the property:

·	Bureau of Land Management Claim Maintenance Fee equals $125 per claim per year ($3,625 each year, due on or before September 1)

·	Maricopa County Recorder "Notice of Intent to Hold" Fee = $104 per year (due on or before November 1).

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

In 1908 the property was acquired by the Vulture Mines Company. This company at first used 20 stamps of the Arizona Central Company mill. In 1910 a new 20 stamp mill was erected driven by a gasoline engine, which treated from 100 to 120 tons a day of ore. This company operated the mine up to 1917. The gross output of this company which worked on the faulted segment of ore was $1,839,375, 30 percent of which was concentrates and 70 percent bullion.

In 1927 D.R. Finlayson acquired the property and organized the Vulture Mining and Milling Company. A 5-stamp amalgamation mill was built at the mine using water pumped from the mine, power being supplied by a diesel engine. Old pillars were treated.

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

Present Condition of Vulture Claims.

There are several areas of past producing mines and old workings located on the property. Detailed below are some of the old workings on the property.

·	Red Cloud Mine
·	This shaft is located at 0329733 E, 3745506 N at an elevation of 2,222 ft (692 m). The shaft area is fenced. Mine dump material is lying in the immediate surrounding area. Groundwater was observed in the shaft by throwing a piece of rock in the shaft and is estimated to be at a depth of 60 to 80 m below ground surface. Three old trenches were observed; two on the west and one on the east side along strike of this shaft.
·	Red Cloud Mill and Shaft
·	An old shaft, foundations of a stamp mill and an approximately 30 m long trench was observed at this location. A small dump of old milling material was also observed.
·	Vulture Mine Extension
·	This area is marked by the presence of a shaft, an abandoned mill site with remnants of hoist, head frame, ball mills, generator, etc. This area is located on Vulture claim at 0330263 E, 3744219 N with an elevation of 2162 ft (659 m). The shaft is fenced and was observed to be plugged with rock material at 6 to 7 m depth.
·	Mohawk
·	Gold Point claims 27-29 located immediately to the west of Vulture Mine private property were historically called Mohawk group of claims reportedly located 2 miles (3 km) to the west of historical Vulture and Black Hawk mines. Historical work done in this area included a shaft down to about 48 feet which passed through 24 feet of ledge matter.

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

Phase 1- Data Compilation, Geological Mapping, Trenching and Sampling

·	This work should be completed in two stages. The first stage should include compilation of all the historical geological data available for property and putting it into a data base to generate several layers of maps in GIS format for further interpretation. This work will also include geo-referencing historical geological maps, sampling and trenching data, and collecting available historical production records from shafts and mines.
·	In the second stage, the geological fieldwork program should be carried out. This program should include, geological mapping 1:5,000 scale, conducting systematic rock sampling on each claim, and trenching at selected locations. All the accessible old shafts should be studied and sampled in detail to understand the local mineralization trend and to get an insight into the type of ore historically mined. The intent of this work should be to define ground geophysical surveying targets for Phase 2 work Program.

The estimated cost of this program is $132,500, which would be expended as follows:

PHASE 1 BUDGET – GEOLOGICAL MAPPING, TRENCHING AND SAMPLING

Item	No. of Units	Rate	Total
Bonds and Permitting	1	$5,000	$5,000
Data Compilation	10	$500	$5,000
Maps production	1	$1,000	$1,000
Geological mapping (2 geologists)	21	$1,100	$23,100
Prospecting (Prospectors 2)	21	$900	$18,900
Assaying rock samples	500	$40	$20,000
Soil Samples	300	$40	$12,000
Excavator	10	$1,500	$15,000
Accommodation and Meals	50 Man days	$200	$10,000
Vehicles: 1	25	$100	$2,500
Supplies, Blasting Equipment and Rentals	Lump Sum	$10,000	$10,000
Reports	Lump Sum	$10,000	$10,000
TOTAL (CANADIAN DOLLARS)			$132,500

Phase 2 - Ground Geophysical Surveying, Diamond Drilling

Based on the results of the Phase 1 program, the following ground geophysical surveys should be carried out at suitable locations: 3D Induced Polarization (IP), Magnetometer Survey, and Electromagnetic (EM) - VLF Survey

·	The IP technique will help in measuring the amount of disseminated metallic sulphides in the underlying porphyritic rocks and quartz veins. This technique energizes the ground surface with an alternating square wave pulsar via a pair of current electrodes and the IP effect is measured as a time diminishing voltage at the receiver electrodes.
·	The very-low frequency (VLF) EM method will help to detect any subsurface conducting zone by utilizing radio signals in the 15 to 30 kilohertz (kH) range that are used for military communications.
·	Magnetometer survey measures the earth's magnetic field which can be influenced due to presence of magnetic or relatively non-magnetic rocks in the survey area. This survey will be helpful in identifying gold bearing zones associated with pyrrhotite or magnetite depleted porphyry type copper-gold mineralization. In some property areas with potential for porphyry copper-gold type ore bodies, the mineralizing fluids might have destroyed the magnetite associated with the original intrusive or volcanic rocks. Magnetic surveys would outline positive magnetic anomalies over the unaltered rock formations. The exploration target would be the relatively magnetic lows within these formations where magnetite has altered to a non-magnetic mineral, such as pyrite.
·	The geophysical survey is initially recommended to be carried out at 50 m x 50 m grid on selected areas within the following claim blocks: Red Cloud, Vulture Extension Mohawk.
·	The type of geophysical survey on each claim would depend on the style of mineralization. This work will help to define the trends and continuity of the anomalous surface mineralization and locate targets for drilling. A 10 to 15 drill hole program for up to 2,000 m diamond drilling is proposed which will be contingent upon the findings of Phase 1 program and geophysical surveys.
11

Estimated cost of Phase 2 work program is $522,600, which would be expended as follows:

PHASE 2 BUDGET – GROUND GEOPHYSICAL SURVEYING, DIAMOND DRILLING

Item	No. of Units	Rate	Total
Bond and permitting	1	$10,000	$10,000
Geologist	10	$600	$6,000
Geophysical Survey Induced Polarization	42	$2,000	$84,000
Magnetometer, EM-VLF Survey Crew	28	$1,200	$33,600
Diamond Core Drilling (m), if warranted	2,000	$150	$300,000
Accommodation and Meals	200	$200	$40,000
Vehicles: 2 – 4x4 truck	20	$200	$4,000
Supplies and Rentals	Lump Sum	$10,000	$10,000
Data Interpretation	Lump Sum	$20,000	$20,000
Reports	Lump Sum	$15,000	$15,000
TOTAL (CANADIAN DOLLARS)			$522,600

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

Mineralized Veins.  Fractures, filled with quartz and other veining material were observed at places on the claims but no strong or regular veins were located. Most of the veins are at the contact of volcanics and metasediments. Gold, silver, and other metals may concentrate in quartz veins and in silicified and altered rocks. Some irregular quartz veins were observed in schistose rocks where vein filling occur mainly along the cleavage of schist.

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

Results of Operations for the Three Months Ended October 31, 2011 and 2010 and Period from Inception (June 4, 2008) until October 31, 2011

We generated no revenue for the period from Inception (June 4, 2008) until October 31, 2011. We do not anticipate earning revenues until such time that we enter into commercial production of our claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $56,521 for the three months ended October 31, 2011, compared with $2,879,503 for the three months ended October 31, 2010 and $13,968,603 for the period from Inception (June 4, 2008) through October 31, 2011.

Operating expenses for the three months ended October 31, 2011 consisted of management fees of $18,000, accounting and audit expenses of $15,127, legal fees of $8,979 and office expenses of $8,793.

Operating expenses for the three months ended October 31, 2010 consisted of management fees of $2,755,000, mineral property exploration costs of $73,613, legal fees of $21,854, accounting and audit expenses of $21,377 and office expenses of $7,659. The overwhelming amount of the operating expense attributable to management fees was an expense incurred as a result of options to purchase common stock granted from our former president to our current president.

Operating expenses for the period from Inception (June 4, 2008) through October 31, 2011 consisted primarily of management fees of $11,107,569, mineral property option impairment of $2,203,611, legal fees of $212,680, mineral property exploration costs of $152,629, accounting and audit expenses of $149,760 and office expenses of $85,605.

With respect to our Management Fees, on November 6, 2009, our former president granted an option to our current president to acquire up to 20,000,000 shares of our common stock, held by our former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011. The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010. Upon review, the Option has been determined to have a fair value of $10,960,000, which is to be expensed over the vesting period. We have accordingly increased the non-cash management fee for the three month period ended October 31, 2010 by $2,740,000 resulting in the loss for the period and accumulated deficit increasing by $2,740,000. Additional paid in capital has also been increased by $2,740,000 at October 31, 2010, resulting in there being no effect on stockholders’ deficit as a result of this restatement

Liquidity and Capital Resources

As of October 31, 2011, we had total current assets of $28,918 as compared to $47,586 for the year ended July 31, 2011. We had $120,774 in current liabilities as of October 31, 2011 as compared to $129,748 for the year ended July 31, 2011. Thus, we had working capital deficit of $91,856 as of October 31, 2011 as compared to $82,162 as of July 31, 2011.

Net cash used in operating activities was $66,489 and $60,653 for the three months ended October 31, 2011 and October 31, 2010, respectively, and $687,567 for the period from Inception (June 4, 2008) to October 31, 2011. Our main source of cash was from the sale of our common stocks which generated $40,000, $70,000 and $917,375 for the three months ended October 31, 2011 and October 31, 2010 and for the period from Inception (June 4, 2008) to October 31, 2011, respectively.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities beyond those planned for the current fiscal year. For these reasons, our auditors stated in their report to our audited financial statements for the period from Inception (June 4, 2008) to July 31, 2011 that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of October 31, 2011, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year. Realization values may be substantially different from carrying values as shown. At October 31, 2011, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $13,968,603 since our inception, have a working capital deficiency of $91,856, have no source of recurring revenues, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 4.     Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being October 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.

Limitations on the Effectiveness of Internal Controls.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  During the year ended July 31, 2010, we learned that Thunder Bay had allowed the KRK West Claims to lapse, and therefore the option agreement was null and void.  As discussed above, we were able to re-purchase 13 of the 19 KRK West Claims from persons who re-staked the claims for an aggregate amount of $27,578.  We also incurred exploration expenditures of $555 in relation to these claims.  Subsequent to acquisition of the claims they were transferred to our wholly owned subsidiary, Northern Bonanza, Inc.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly instalments of Cdn$5,000 commencing May 15, 2011. As of October 31, 2011, Cdn$30,000 of the total amount due has been paid.

Other than the foregoing, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

·	On September 7, 2011, we issued 160,000 common shares at $0.25 per share to FTS Financial Investments for total proceeds of $40,000 pursuant to a private placement. We completed this offering pursuant Regulation S of the Securities Act of 1933.

·	On November 29, 2011, subsequent to the end of the quarter ended October 30, 2011, we issued 250,000 common shares at $0.10 per share to Greenshoe Investments, Ltd., for total proceeds of $25,000 pursuant to a private placement. We completed this offering pursuant Regulation S of the Securities Act of 1933.

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

Source Gold Corp.

Date:	December 12, 2011

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director

