Form 10-Q
period 2012-01-31
Source Gold Corp.
filed 2012-03-15
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,381,765 as of March 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of January 31, 2012 and July 31, 2011
F-2	Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011 and period from Inception (June 4, 2008) to January 31, 2012
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from Inception (June 4, 2008) to January 31, 2012
F-5	Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011 and period from Inception (June 4, 2008) to January 31, 2012
F-6	Notes to Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended January 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

(Unaudited)

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Stated in US Dollars)

	January 31	July 31
ASSETS	2012	2011
	(Unaudited)	(Audited)
Current
Cash	$12,995	$47,106
Prepaid expenses	480	480

Total current assets	13,475	47,586

Total assets	13,475	47,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Due to related party	1,495	-
Accounts payable and accrued liabilities	117,248	129,748

Total current liabilities	118,743	129,748

Total liabilities	$118,743	$129,748

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
20,000,000 shares authorized, none outstanding	$-	$-
Common stock, $0.001 par value - Note 5
180,000,000 shares authorized
50,381,765 (July 31, 2011 - 49,846,765) shares issued and outstanding	50,381	49,846
Additional paid in capital	13,861,994	13,787,529
Accumulated other comprehensive loss	(517)	(7,455)
Deficit accumulated during the exploration stage	(14,017,126)	(13,912,082)

Total stockholders’ deficit	(105,268)	(82,162)

Total liabilities and stockholders’ deficit	$13,475	$47,586

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					Cumulative Inception
					(June 4, 2008)
	Three Months Ended		Six Months Ended		to
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012
		(Restated)		(Restated)
Expenses
Accounting and audit fees	$15,824	$30,062	$30,951	$51,439	$165,584
Foreign exchange (gain) loss	(27)	514	5,595	514	8,875
Legal fees	11,013	30,050	19,992	51,904	223,693
Management fees - Note 4	18,000	1,267,571	36,000	4,022,571	11,125,569
Mineral property option impairment	-	-	-	-	2,203,611
Mineral property exploration costs	-	788	-	74,401	152,629
Office expenses	3,713	3,624	12,506	11,283	89,318
Tax penalties and interest	-	-	-	-	47,847

Net loss	(48,523)	(1,332,609)	(105,044)	(4,212,112)	(14,017,126)

Other comprehensive gain (loss)
Unrealized foreign exchange	111	(804)	6,938	(1,299)	(517)

Comprehensive loss	$(48,412)	$(1,333,413)	$(98,106)	$(4,213,411)	$(14,017,643)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic	50,227,564	49,372,037	50,076,303	47,480,563

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Loss	Stage	Total
Balance at inception (June 4, 2008)	-	$-	$-	$-	$-	$-
Common stock issued for cash:	24,000,000	24,000	24,000	-	-	48,000
	20,400,000	20,400	51,000	-	-	71,400
Less: commission	-	-	(7,025)	-	-	(7,025)
Net loss	-	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	-	(9,089)	103,286
Net loss	-	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	-	(111,893)	482
Common stock issued for cash:	400,000	400	99,600	-	-	100,000
	220,000	220	219,780	-	-	220,000
	33,333	33	49,967	-	-	50,000
	105,932	106	124,894	-	-	125,000
Unrealized loss on foreign exchange	-	-	-	(2,802)	-	(2,802)
Capital contribution by former president - Note 5	-	-	6,967,429		-	6,967,429
Net loss	-	-	-	-	(7,495,347)	(7,495,347)

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) - (Cont’d)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Income	Stage	Total

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

Common stock issued for mineral property	4,000,000	4,000	1,996,000	-	-	2,000,000
Common stock issued for cash:	100,000	100	49,900	-	-	50,000
	31,250	31	19,969	-	-	20,000
	281,250	281	89,719	-	-	90,000
	275,000	275	109,725			110,000
Unrealized loss on foreign exchange	-	-	-	(4,653)	-	(4,653)
Capital contribution by former president - Note 5	-	-	3,992,571	-	-	3,992,571
Net loss	-	-	-	-	(6,304,842)	(6,304,842)

Balance, July 31, 2011	49,846,765	49,846	13,787,529	(7,455)	(13,912,082)	(82,162)

Common stock issued for cash:	160,000	160	39,840	-	-	40,000
Common stock issued for cash:	250,000	250	24,750	-	-	25,000
Common stock issued for cash:	125,000	125	9,875	-	-	10,000
Unrealized loss on foreign exchange	-	-	-	6,938	-	6,938
Net loss	-	-	-	-	(105,044)	(105,044)

Balance, January 31, 2012	50,381,765	$50,381	$13,861,994	$(517)	$(14,017,126)	$(105,268)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			(June 4, 2008)
	Six Months Ended		to
	January 31		January 31
	2012	2011	2012
		(Restated)
Cash flows used in operating activities
net loss	$(105,044)	$(4,212,112)	$(14,017,126)
Adjustments to reconcile net loss to net cash used by operating activities
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	3,992,570	10,960,000
Changes in operating assets and liabilities
Prepaid expenses	-	(480)	(480)
Accounts payable and accrued liabilities	(12,500)	67,065	118,743

Net cash provided by (used) operating activities	(117,544)	(152,957)	(737,127)

Cash flows from investing activities
Mineral property option acquisition	-	-	(199,894)
Mineral property exploration advances	-	25,260	-

Net cash (used) provided by investing activities	-	25,260	(199,894)

Cash flows from financing activities
Proceeds from sale of common stock, net cash commission	75,000	120,000	852,375
Promissory note paid	-	-	(1,842)
Due to related party	1,495	(20,000)	-

Net cash provided by (used) in financing activities	76,495	100,000	850,533

Effect of foreign exchange on cash	6,938	(1,299)	(517)

Increase (decrease) in cash during the period	(34,111)	(28,996)	12,995

Cash, beginning of the period	47,106	52,147	-

Cash, end of the period	$12,995	$23,151	$12,995

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$-	$-	$2,000,000

The accompanying notes are an integral part of these financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 1

Basis of Presentation

While the information presented in the accompanying January 31, 2012 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2011 audited financial statements.

Operating results for the six months ended January 31, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

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

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 5)

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

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

The Company has yet to achieve profitable operations, has accumulated losses of $14,017,126 since inception, has working capital deficiency of $105,268, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

January 31, 2012

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (Cont’d)

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (Cont’d)

Mineral Properties - (Cont’d)

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 3

Summary of Significant Accounting Policies - (Cont’d)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

January 31, 2012

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

As at January 31, 2012, accounts payable and accrued liabilities includes $1,495 (July 31, 2011 - $nil) owing to the President.

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company as detailed in Note 5, Capital Contribution.

During the six month period ended January 31, 2012, the Company incurred management fees of $36,000 (three month period ended January 31, 2011 - $30,000) charged by the Company’s president.  In addition, as a result of the stock options granted, the Company incurred additional management fees of $nil and $3,992,571 for the six month periods ended January 31, 2012 and 2011, respectively.

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

On January 6, 2012, the Company issued 125,000 common shares at $0.08 for total proceeds of $10,000 pursuant to a private placement.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 5

Stockholders’ Deficit - (Cont’d)

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

Consideration for the option was the issuance of 2,000,000 common shares of the Company, cash payments totalling $103,718 (CDN$110,000), and aggregate exploration expenditures of $969,268 (CDN$1,000,000) as follows:

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

Upon earning its 50% interest in the option, the Company was to enter into a joint venture agreement to develop and operate the property.

Pursuant to the agreement, if commercial production had been achieved and the Company sold or otherwise disposed of metals and minerals that had been produced and removed from the KRK West properties, the Company would pay Thunder Bay a 3% Net Smelter Return royalty. In the event the Company sold or caused the sale of products other than to a smelter or refinery or otherwise caused the removal of products from the Property, the Company would pay a 2% Net Smelter Return Royalty. Alternatively, the Company could buy back the royalty right for $1,000,000 for each breccia pipe that reached commercial production.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 7

Mineral Properties - (Cont’d)

The property option agreement was stated in Canadian dollars.  The US dollar equivalent was converted using the foreign exchange rate at July 31, 2010 for all future commitments.

During the year ended July 31, 2010, the Company learned that the optionor had allowed the underlying claims to lapse, and therefore the option agreement was null and void.

The Company, and a director of the Company (The Company subsequently purchased these claims from the director), purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. Subsequent to acquisition, the claims were transferred to the Company’s wholly owned subsidiary, Northern Bonanza Inc.  Due to the lapse of the underlying claims the Company impaired a total of $131,295 of acquisition costs incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577.

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

January 31, 2012

(Unaudited)

Note 7

Mineral Properties - (Cont’d)

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

Note 9

Subsequent event

On February 1, 2012, the Company received funding pursuant to a 8% convertible promissory note in the amount of $32,500 dated January 23, 2012, which falls due on October 25, 2012.  The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 10

Restatement

The Company has determined that certain transactions were not correctly accounted for in the three and six month periods ended January 31, 2011 and accordingly the results of the three and six month periods ended January 31, 2011 have been restated for the following items:

a)

The overstatement of accruals for legal expenses at July 31, 2010

The Company originally over-accrued legal expenses as at July 31, 2010, and understated its legal expenses in the six months ended January 31, 2011 by $11,931.  As a result of the restatement legal expenses for the three and six month periods ended January 31, 2011 have increased by $nil and $11,391, respectively and the net loss for the three and six month periods increased by a corresponding amount.  There was no effect on the originally stated accumulated deficit as at January 31, 2011 as a result of this restatement as there was an offsetting adjustment reducing the opening deficit by $11,391.

b)

Valuation of Option Granted to The Company President.

As a result of the review of the Company’s valuation methods relating to share based payments the Company discovered that the valuation for the option entered into between the current president and the former President had been improperly valued.  On November 9, 2009, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010.  Upon review the Option has been determined to have a fair value of $10,960,000, which is to be expensed over the vesting period.  The Company accordingly increased the non-cash management fee for the three and six month periods ended January 31, 2012 by $1,252,571 and $3,992,571, respectively resulting in the loss for the three and six month periods increasing by a corresponding amount and accumulated deficit at January 31, 2012 increasing by $3,992,571.  Additional paid in capital has also been increased by $3,992,571 at January 31, 2012, resulting in there being no effect on stockholders’ deficit as a result of this restatement.

c)

Treatment of foreign exchange adjustments arising upon consolidation

The Company has revised its treatment of foreign exchange gains and losses arising upon consolidation of Source Gold Corp with its subsidiary companies located in Canada.  The Company has determined that exchange differences arising upon consolidation should be classified as part of Accumulated Other Comprehensive Loss which comprises Equity.  As a result of this restatement the reported loss for the three and six month periods ended January 31, 2011 has decreased by $804 and $1,299 respectively.  Also the accumulated deficit at January 31, 2011 has been decreased by $1,299.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2012

(Unaudited)

Note 10

Restatement - (Cont’d)

c)

Treatment of foreign exchange adjustments arising upon consolidation - (Cont’d)

Accumulated Other Comprehensive Loss has also decreased by $1,299 at January 31, 2011 resulting in there being no effect upon total stockholders’ deficit as a result of this restatement.

The effect of the restatements on the results of operations and financial position as of January 31, 2011 and for the three and six month periods January 31, 2011 is as follows:

Effect of Balance Sheet:

a) Deficit

Deficit at July 31, 2010;	$ 7,607,240

Loss for the period ended January 31, 2011
As restated - see below	4,213,412

Deficit at January 31, as restated	$ 11,820,652

b) Additional Paid In Capital

Balance at January 31, 2011 as originally stated	$ 7,627,929

Capital contribution recorded to July 31, 2010	2,017,429
Capital contribution recorded to January 31, 2011	3,992,571

Balance as restated at January 31, 2011	$ 13,637,929

c) Effect on Loss
	3 Months Ended	6 Months Ended
	January 31, 2011

Loss as previously reported	$ 80,842	$ 208,909
Legal fees	-	11,931
Management fees	1,252,571	3,992,571
Foreign exchange	(804)	(1,299)

Loss, as restated	$ 1,332,609	$ 4,212,112

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

•

Pay $110,000 (CDN) to Thunder Bay with $50,000 (CDN) of that amount due upon execution of the Agreement before commencing due diligence of the claims (paid) and the balance of $60,000 (CDN) on or before December 1, 2009 (paid);

•

Incur $500,000 (CDN) in expenditures on the claims before December 31, 2010 and $500,000 in expenditures on the claims before December 31, 2011; and

•

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

Impairment of the KRK West Claims.

Due to the lapse of the underlying claims we impaired a total of $131,295 of acquisition cost incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,578.

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

•

Bureau of Land Management Claim Maintenance Fee equals $125 per claim per year ($3,625 each year, due on or before September 1)

•

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

In 1870 a new corporation was formed to operate the Vulture and Vulture Extension of Taylor and Smith. This company was known as the Arizona Central Mining Company. Vulture Extension property was reportedly located to the north of the Vulture Mine and is believed to be located on claim 27 and 28, an area staked by Gold Point LLC.  An 80 stamp mill was built at the mine, and water was pumped from Hassayampa at Seymour, through a seven mile pipe line. Power was supplied by wood-burning boilers. Work was continued by this company for nine years on a large scale. A great deal of very low grade ore was treated. No exact figures are available on the production but scattered estimates of the Art one Daily Star and U.S. Mint reports indicate a probable gross of 3,000,000 ounces. The mine was worked down about 300 feet to a fault which cut off the ore body.

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

•

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

•

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

PHASE 1 BUDGET - GEOLOGICAL MAPPING, TRENCHING AND SAMPLING

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

•

The IP technique will help in measuring the amount of disseminated metallic sulphides in the underlying porphyritic rocks and quartz veins.  This technique energizes the ground surface with an alternating square wave pulsar via a pair of current electrodes and the IP effect is measured as a time diminishing voltage at the receiver electrodes.

•

The very-low frequency (VLF) EM method will help to detect any subsurface conducting zone by utilizing radio signals in the 15 to 30 kilohertz (kH) range that are used for military communications.

•

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

•

The geophysical survey is initially recommended to be carried out at 50 m x 50 m grid on selected areas within the following claim blocks: Red Cloud, Vulture Extension Mohawk.

•

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

PHASE 2 BUDGET - GROUND GEOPHYSICAL SURVEYING, DIAMOND DRILLING

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

Mineralized Veins.  Fractures, filled with quartz and other veining material, were observed at places on the claims but no strong or regular veins were located. Most of the veins are at the contact of volcanics and metasediments. Gold, silver, and other metals may concentrate in quartz veins and in silicified and altered rocks. Some irregular quartz veins were observed in schistose rocks where vein filling occur mainly along the cleavage of schist.

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

Results of Operations for the Six Months Ended January 31, 2012 and 2011 and Period from Inception (June 4, 2008) until January 31, 2012

We generated no revenue for the period from Inception (June 4, 2008) until January 31, 2012. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $48,523 for the three months ended January 31, 2012, compared with $1,332,609 for the three months ended January 31, 2011. Operating expenses for the three months ended January 31, 2012 consisted of management fees of $18,000, accounting and audit expenses of $15,824, legal fees of $11,013 and office expenses of $3,713. Operating expenses for the three months ended January 31, 2011 consisted of management fees of $1,267,571, mineral property exploration costs of $788, legal fees of $30,050, accounting and audit expenses of $30,062 and office expenses of $3,624.  The overwhelming amount of the operating expense attributable to management fees was an expense incurred as a result of options to purchase common stock granted from our former president to our current president.

We incurred operating expenses in the amount of $105,044 for the six months ended January 31, 2012, compared with $4,212,112 for the six months ended January 31, 2011.  Operating expenses for the six months ended January 31, 2012 consisted primarily of management fees of $36,000, accounting and audit expenses of $30,951, legal fees of $19,992, and office expenses of $12,506.  Operating expenses for the six months ended January 31, 2012 consisted primarily of management fees of $4,022,571, mineral exploration costs of $74,401, accounting and audit expenses of $51,439, legal fees of $51,904, and office expenses of $11,283.

Operating expenses for the period from Inception (June 4, 2008) through January 31, 2012 consisted primarily of management fees of $11,125,569, mineral property option impairment of $2,203,611, legal fees of $223,693, mineral property exploration costs of $152,629, accounting and audit expenses of $165,584 and office expenses of $89,318.

With respect to our Management Fees, on November 6, 2009, our former president granted an option to our current president to acquire up to 20,000,000 shares of our common stock, held by our former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010.  Upon review, the Option has been determined to have a fair value of $10,960,000, which was expensed over the vesting period.

Liquidity and Capital Resources

As of January 31, 2012, we had total current assets of $13,475 as compared to $47,586 for the year ended July 31, 2011.  We had $118,743 in current liabilities as of January 31, 2012 as compared to $129,748 for the year ended July 31, 2011. Thus, we had working capital deficit of $105,268 as of January 31, 2012 as compared to $82,162 as of July 31, 2011.

Net cash used in operating activities was $117,544 and $152,957 for the six months ended January 31, 2012 and January 31, 2011, respectively, and $737,127 for the period from Inception (June 4, 2008) to January 31, 2012. Our main source of cash was from the sale of our common stocks which generated $75,000, $120,000 and $852,375 for the six months ended January 31, 2012 and January 31, 2011 and for the period from Inception (June 4, 2008) to January 31, 2012, respectively.

During the quarter ended January 31, 2012, we raised $35,000 through two private placements of our stock. The first private placement was for 250,000 shares at $0.10 per share and the second private placement was for 125,000 shares at $0.08 per share.  Both private placements were pursuant to Regulation S and are further discussed in Part II Item 2 of this report.

We also raised money through the issuance of a promissory note for $32,500 to Asher Enterprises, Inc., a Delaware corporation, on February 1, 2012.  The foregoing promissory note is dated January 23, 2012 but the money was not received until February 1, 2012, and thus is being treated as occurring in the quarter ending April 30, 2012.  Interest on the promissory note is eight percent (8%) per annum.  The promissory note is due on October 25, 2012. Beginning six months from the date of the promissory note until October 25, 2012, Asher has the ability to convert the promissory note to stock of the Company.  The terms of the conversion and additional detail are contained in the attached Exhibit of the promissory note.

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

Off Balance Sheet Arrangements

As of January 31, 2012, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown.  At January 31, 2012, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $14,017,126 since our inception, have a working capital deficiency of $105,268, have no source of recurring revenues, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being January 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  During the year ended July 31, 2010 we learned that Thunder Bay had allowed the KRK West Claims to lapse, and therefore the option agreement was null and void.  As discussed above, we were able to re-purchase 13 of the 19 KRK West Claims from persons who re-staked the claims for an aggregate amount of $27,578.  We also incurred exploration expenditures of $555 in relation to these claims.  Subsequent to acquisition of the claims they were transferred to our wholly owned subsidiary, Northern Bonanza, Inc.

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

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

•

On November 29, 2011, we issued 250,000 common shares at $0.10 per share to Greenshoe Investments, Ltd., for total proceeds of $25,000 pursuant to a private placement.  We completed this offering pursuant Regulation S of the Securities Act of 1933.

•

On January 6, 2012, we issued 125,000 common shares at $0.08 per share to MIH Holdings for total proceeds of $10,000 pursuant to a private placement.  We completed this offering pursuant Regulation S of the Securities Act of 1933.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note with Asher Enterprises, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Source Gold Corp.

Date:	March 15, 2012

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director