Form 10-Q
period 2012-04-30
Source Gold Corp.
filed 2012-06-14
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

[  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,381,765 as of June 12, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of April 30, 2012 and July 31, 2011
F-2	Consolidated Statements of Operations for the three and nine months ended April 30, 2012 and 2011 and period from Inception (June 4, 2008) to April 30, 2012
F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for period from Inception (June 4, 2008) to April 30, 2012
F-5	Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and 2011 and period from Inception (June 4, 2008) to April 30, 2012
F-6	Notes to Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended April 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Stated in US Dollars)

(Unaudited)

	April 30	July 31
ASSETS	2012	2011

Current
Cash	$17,647	$47,106
Prepaid expenses	140	480

Total current assets	17,787	47,586

Total assets	17,787	47,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Due to related party - Note 4	3,397	-
Accounts payable and accrued liabilities	112,743	129,748
Convertible notes payable (net of unamortized debt discount of $21,283) - Note 5	73,670	-

Total current liabilities	189,810	129,748

Total liabilities	$189,810	$129,748

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
20,000,000 shares authorized, none outstanding	$-	$-
Common stock, $0.001 par value - Note 6
180,000,000 shares authorized
50,381,765 (July 31, 2011 - 49,846,765) shares issued and
outstanding	50,381	49,846
Additional paid in capital	13,891,994	13,787,529
Accumulated other comprehensive loss	(1,269)	(7,455)
Deficit accumulated during the exploration stage	(14,113,129)	(13,912,082)

Total stockholders’ deficit	(172,023)	(82,162)

Total liabilities and stockholders’ deficit	$17,787	$47,586

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

(Unaudited)

					Cumulative Inception
					(June 4, 2008)
	Three Months Ended		Nine Months Ended		to
	April 30,		April 30,		April 30,
	2012	2011	2012	2011	2012
		(Restated)		(Restated)
Expenses
Accounting and audit fees	$7,458	$6,407	$38,409	$57,846	$173,042

Foreign exchange (gain) loss	184	132	5,779	646	9,059
Legal fees	9,993	8,647	29,985	60,551	233,686
Management fees - Note 4	18,000	15,000	54,000	4,037,571	11,143,569
Mineral property option impairment	-	-	-	-	2,203,611
Mineral property exploration costs	3,317	9,163	3,317	83,564	155,946
Office expenses	15,881	6,707	28,387	17,990	105,199
Tax penalties and interest	-	-	-	-	47,847
Total expenses	54,833	46,056	159,877	4,258,168	14,071,959

Other expenses
Interest on convertible notes - Note 5	30,614	-	30,614	-	30,614
Accretion of convertible note discount - Note 5	10,556	-	10,556	-	10,556
Net loss	(96,003)	(46,056)	(201,047)	(4,258,168)	(14,113,129)

Other comprehensive gain (loss)
Unrealized foreign exchange	(752)	(890)	6,186	(2,189)	(1, 269)

Comprehensive loss	$(96,755)	$(46,946)	$(194,861)	$(4,260,357)	$(14,114,398)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.09)

Weighted average number of shares outstanding - basic	50,381,765	49,372,037	50,177,848	47,480,563

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Loss	Stage	Total
Balance at inception (June 4, 2008)	-	$-	$-	$-	$-	$-
Common stock issued for cash:	24,000,000	24,000	24,000	-	-	48,000
	20,400,000	20,400	51,000	-	-	71,400
Less: commission	-	-	(7,025)	-	-	(7,025)
Net loss	-	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	44,400,000	44,400	67,975	-	(9,089)	103,286
Net loss	-	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	44,400,000	44,400	67,975	-	(111,893)	482
Common stock issued for cash:	400,000	400	99,600	-	-	100,000
	220,000	220	219,780	-	-	220,000
	33,333	33	49,967	-	-	50,000
	105,932	106	124,894	-	-	125,000
Unrealized loss on foreign exchange	-	-	-	(2,802)	-	(2,802)
Capital contribution by former president - Note 5	-	-	6,967,429	-	-	6,967,429
Net loss	-	-	-	-	(7,495,347)	(7,495,347)

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) - (Cont’d)

(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Capital	Income	Stage	Total

Balance July 31, 2010	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

Common stock issued for mineral property	4,000,000	4,000	1,996,000	-	-	2,000,000
Common stock issued for cash:	100,000	100	49,900	-	-	50,000
	31,250	31	19,969	-	-	20,000
	281,250	281	89,719	-	-	90,000
	275,000	275	109,725			110,000
Unrealized loss on foreign exchange	-	-	-	(4,653)	-	(4,653)
Capital contribution by former president - Note 5	-	-	3,992,571	-	-	3,992,571
Net loss	-	-	-	-	(6,304,842)	(6,304,842)

Balance, July 31, 2011	49,846,765	49,846	13,787,529	(7,455)	(13,912,082)	$(82,162)

Common stock issued for cash:	160,000	160	39,840	-	-	40,000
Common stock issued for cash:	250,000	250	24,750	-	-	25,000
Common stock issued for cash:	125,000	125	9,875	-	-	10,000
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 5)	-	-	30,000	-	-	30,000
Unrealized gain on foreign exchange	-	-	-	6,186	-	6,186
Net loss	-	-	-	-	(201,047)	(201,047)

Balance, April 30, 2012	50,381,765	$50,381	$13,891,994	$(1,269)	$(14,113,129)	$(172,023)

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

				From Inception
				(June 4, 2008)
	Nine Months Ended			to
	April 30,			April 30
	2012		2011	2012
			(Restated)
Cash flows used in operating activities
Net loss		$(201,047)	$(4,258,168)	$(14,113,129)
Adjustments to reconcile net loss to net cash used by operating activities
Accretion of discount on convertible notes and interest		10,556	-	10,556
Interest expense - beneficial conversion feature of convertible notes		30,000	-	30,000
Mineral property option costs		-	-	1,842
Impairment loss on mineral property option		-	-	2,199,894
Management fees from stock options		-	3,992,571	10,960,000
Changes in operating assets and liabilities
Accrued interest		614	-	614
Prepaid expenses		340	(480)	(140)
Accounts payable and accrued liabilities		(17,005)	44,839	112,744

Net cash used in operating activities		(176,542)	(221,238)	(797,620)

Cash flows from investing activities
Mineral property option acquisition		-	-	(199,894)
Mineral property exploration advances		-	26,968	-

Net cash (used) provided by investing activities		-	26,968	(199,894)

Cash flows from financing activities
Proceeds from sale of common stock, net cash commission		75,000	230,000	952,375
Proceeds from promissory notes		62,500	-	60,658
Due to related party		3,397	(20,000)	3,397

Net cash provided by financing activities		140,897	210,000	1,016,430

Effect of foreign exchange on cash		6,186	(2,189)	(1,269)

Increase (decrease) in cash during the period		(29,459)	13,541	17,647

Cash, beginning of the period		47,106	52,147	-

Cash, end of the period		$17,647	$65,688	$17,647

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	-	$-	$2,000,000

The accompanying notes are an integral part of these financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 1  Basis of Presentation

While the information presented in the accompanying April 30, 2012 consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  These consolidated financial statements should be read in conjunction with the Company’s July 31, 2011 audited financial statements.

Operating results for the nine months ended April 30, 2012 are not necessarily indicative of the results that can be expected for the year ending July 31, 2012.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 2  Nature of Operations and Ability to Continue as a Going Concern - (continued)

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 7c)

On March 28, 2012, the Company entered into a property option agreement to acquire a 100% undivided right in three tenures comprising 2,785 acres in northern British Columbia, Canada. (Note 7d)

The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

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

The Company has yet to achieve profitable operations, has accumulated losses of $14,113,129 since inception, has working capital deficiency of $172,023, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

April 30, 2012

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (continued)

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

April 30, 2012

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (continued)

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 3  Summary of Significant Accounting Policies - (continued)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2012 and July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

April 30, 2012

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

As at April 30, 2012, due to related party includes $3,397 (July 31, 2011 - $nil) owing to the President.

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company as detailed in Note 6, Capital Contribution.

During the nine month period ended April 30, 2012, the Company incurred management fees of $54,000 (nine month period ended April 30, 2011 - $45,000) charged by the Company’s president.  In addition, as a result of the stock options granted, the Company incurred additional management fees of $nil and $3,992,571 for the nine month periods ended April 30, 2012 and 2011, respectively.

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

Note 5  Convertible Notes Payable

	April 30,	July 31
	2012	2011

Promissory Note #1	$32,500	$-
Promissory Note #2	30,000	-

	62,500	-
Interest	614	-
Accretion expense	10,556	-

	$73,670	$-

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 5  Convertible Notes Payable - (continued)

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 25, 2012.  During the three month period ended April 30, 2012 the Company accrued $614 (three month period ended April 30, 2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As at April 30, 2012 and July 31, 2011, the convertible note payable was recorded net of unamortized debt and accrued interest discount of $21,283 and $nil, respectively.

Promissory Note #2

On March 19, 2012, the Company received $30,000 cash and the Company issued a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company.  The fixed conversion price is $0.01 per share.  Accordingly the note may be converted into 3,000,000 common shares of the Company.

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features".  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended April 30, 2012 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 (three month period ended April 30, 2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 6  Stockholders’ Deficit

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

April 30, 2012

(Unaudited)

Note 7  Mineral Properties - (continued)

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

•

An order transferring an application regarding mining claims pending before the Office of the Mining and Lands Commissioner to the  Ontario Superior Court of Justice to be consolidated with this action;

•

A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 7  Mineral Properties - (continued)

•

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

As at July 31, 2011 the operator held exploration advances amounting to $nil (2010 - $26,968). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

During the nine month period ended April 30, 2012, the Company incurred exploration expenditures of $3,317 (year ended July 31, 2011 - $2,221) on the property.

Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties is deemed to be fully impaired.

d)  On March 28, 2012, the Company entered into a property option agreement whereby the Company was granted an option to earn a 100% interest in 3 mineral tenures located in Northern British Columbia.  The option agreement is denominated in US dollars.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 7  Mineral Properties - (continued)

Consideration for the option was the issuance of 1,000,000 common shares of the Company on March 28, 2012, a cash payment of $5,000 by April 2, 2012 and aggregate exploration expenditures of $25,000 by September 15, 2013.

As at April 30, 2012, the Company has not issued the 1,000,000, common shares nor made the $5,000 cash payment required.  Consequently as of April 30, 2012, no value has been recorded for the option.

Subsequent to April 30, 2012, the Company paid $5,000 cash and issued 1,000,000 common shares to the option or with a fair value of $80,000 based on the closing price of stock on March 28, 2012 the date of the agreement.

Note 8  Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $6,000 per month.  Either party many terminate the agreement with one month’s written notice.

Note 9  Subsequent events

Subsequent to April 30, 2012, the Company entered into the following transactions:

a)  Subsequent to April 30, 2012, the Company paid $5,000 cash and issued 1,000,000 common shares to the option or with a fair value of $80,000 based on the closing price of stock on March 28, 2012 the date of the agreement.

b)  On May 14, 2012, the Company received $52,500 and issued an 8% convertible promissory note in the amount of $52,500 as consideration.  The promissory note is unsecured and falls due on February 18, 2013.  The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Note 10  Restatement

The Company has determined that certain transactions were not correctly accounted for in the three and nine month periods ended April 30, 2011 and accordingly the results of the three and nine month periods ended April 30, 2011 have been restated for the following items:

a)  The overstatement of accruals for legal expenses at July 31, 2010

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 10  Restatement - (continued)

The Company originally over-accrued legal expenses as at July 31, 2010, and understated its legal expenses in the nine months ended April 30, 2011 by $11,931.  As a result of the restatement legal expenses for the three and nine month periods ended April 30, 2011 have increased by $nil and $11,391, respectively and the net loss for the three and nine month periods increased by a corresponding amount.  There was no effect on the originally stated accumulated deficit as at April 30, 2011 as a result of this restatement as there was an offsetting adjustment reducing the opening deficit by $11,391.

b)  Valuation of Option Granted to The Company President.

As a result of the review of the Company’s valuation methods relating to share based payments the Company discovered that the valuation for the option entered into between the current president and the former President had been improperly valued.  On November 9, 2009, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010.  Upon review the Option has been determined to have a fair value of $10,960,000, which is to be expensed over the vesting period.  The Company accordingly increased the non-cash management fee for the three and nine month periods ended April 30, 2011 by $nil and $3,992,571, respectively resulting in the loss for the three and nine month periods increasing by a corresponding amount and accumulated deficit at April 30, 2011 increasing by $3,992,571.  Additional paid in capital has also been increased by $3,992,571 at April 30, 2011, resulting in there being no effect on stockholders’ deficit as a result of this restatement.

c)  Treatment of foreign exchange adjustments arising upon consolidation

The Company has revised its treatment of foreign exchange gains and losses arising upon consolidation of Source Gold Corp with its subsidiary companies located in Canada.  The Company has determined that exchange differences arising upon consolidation should be classified as part of Accumulated Other Comprehensive Loss which comprises Equity.  As a result of this restatement the reported loss for the three and nine month periods ended April 30, 2011 has decreased by $890 and $2,189 respectively.  Also the accumulated deficit at April 30, 2011 has been decreased by $2,189.

Accumulated Other Comprehensive Loss has also decreased by $2,189 at April 30, 2011 resulting in there being no effect upon total stockholders’ deficit as a result of this restatement.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012

(Unaudited)

Note 10  Restatement - (continued)

The effect of the restatements on the results of operations and financial position as of April 30, 2011 and for the three and nine month periods April 30, 2011 is as follows:

Effect of Balance Sheet:

a) Deficit

Deficit at July 31, 2010;	$7,607,240

Loss for the period ended April 30, 2011
As restated - see below	4,258,168

Deficit at April 30, 2011, as restated	$11,820,652

b) Additional Paid In Capital

Balance at April 30, 2011 as originally stated	$7,737,629

Capital contribution recorded to July 31, 2010	2,017,429
Capital contribution recorded to April 30, 2011	3,992,571

Balance as restated at April 30, 2011	$13,747,629

c) Effect on Loss
	3 Months Ended	9 Months Ended
	April 30, 2011

Loss as previously reported	$46,946	$255,855
Legal fees	-	11,931
Management fees	-	3,992,571
Foreign exchange	(890)	(2,189)

Loss, as restated	$46,056	$4,258,168

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

Company Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties.  We have acquired four mineral claims through our wholly owned subsidiaries Northern Bonanza, Inc., an Ontario corporation, (“Northern Bonanza”) and Source Bonanza, LLC, a Nevada limited liability company, (“Source Bonanza”), and have an option to acquire a fifth set of claims in British Columbia. None of these properties possesses known mineral reserves.  Exploration of these mineral claims is required before a final determination as to their viability can be made.

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

During the last quarter, we also entered into a property option agreement to acquire all mineral interests in three quartz claims located in British Columbia. If the option is exercised, then we will have the right to perform mining exploration work on the claims.

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
•

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

• Red Cloud Mill and Shaft
• An old shaft, foundations of a stamp mill and an approximately 30 m long trench was observed at this location. A small dump of old milling material was also observed.
• Vulture Mine Extension
•

This area is marked by the presence of a shaft, an abandoned mill site with remnants of hoist, head frame, ball mills, generator, etc. This area is located on Vulture claim at 0330263 E, 3744219 N with an elevation of 2162 ft (659 m). The shaft is fenced and was observed to be plugged with rock material at 6 to 7 m depth.

• Mohawk
•

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

Estimated cost of Phase 2 work program is $522,600, which would be expended as follows:

PHASE 2 BUDGET - GROUND GEOPHYSICAL SURVEYING, DIAMOND DRILLING

Item	No. of Units	Rate	Total
Bond and permitting	1	$10,000	$10,000
Geologist	10	$600	$6,000
Geophysical Survey Induced Polarization	42	$2,000	$84,000
Magnetometer, EM-VLF Survey Crew	28	$1,200	$33,600
Diamond Core Drilling (m), if warranted	2,000	$150	$300,000
Accommodation and Meals	200	$200	$40,000
Vehicles: 2 - 4x4 truck	20	$200	$4,000
Supplies and Rentals	Lump Sum	$10,000	$10,000
Data Interpretation	Lump Sum	$20,000	$20,000
Reports	Lump Sum	$15,000	$15,000
TOTAL (CANADIAN DOLLARS)			$522,600

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

British Columbia Claims.

On March 28, 2012, we entered into a property option agreement with Blair Naughty (“Naughty”), an individual, to acquire all mineral interests in three quartz claims located in British Columbia (the “Agreement” and the “British Columbia Claims”, respectively).  The British Columbia Claims cover approximately 2,785 acres in Northern British Columbia on the Yukon Border. Pursuant to the terms of the Property Option Agreement:

o

We can acquire mineral interests in and to the British Columbia Claims by 1) paying to Naughty $5,000 within 5 days of the effective date of the Agreement (paid), 2) issuing to Naughty 1,000,000 shares of our common stock (issued) and 3) incurring expenditures (as defined in the Agreement, a copy of which is attached hereto) of $25,000 on or before September 15, 2013 for the purpose of developing the British Columbia Claims. A further description of the British Columbia Claims can be found in Exhibit A to the Agreement,;

o

We can serve as the operator on the British Columbia Claims;

o

Naughty will retain a 3.0% royalty in the British Columbia Claims. A further description of the royalty on the British Columbia Claims can be found in the Agreement;

o

Under certain terms and conditions we will have the ability to purchase 2% of the 3% royalty held by Naughty;

o

If Naughty desires to sell the royalty, then we have a first right of refusal;

o

We can assign the agreement with the consent of Naughty;

o

We and Naughty agreed to the establishment of an area of common interest which covers all land within 2 kilometres of the British Columbia Claims. If Naughty acquires mining permits in such area of common interest, then he must offer us the mining permits at staking cost plus 20%. If acquired, the mining permits would fall under the terms of the Agreement;

o

Conduct such prospecting, exploration and development work as we deem advisable;

o

Remove and dispose of reasonable quantities of ores, minerals and metals for the purpose of obtaining assays or making other tests.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement attached hereto as Exhibit 10.1 and incorporated herein by reference.

At this point in time we are still gathering information on the British Columbia Claims. Once we have gathered sufficient information, then there will be disclosures regarding the British Columbia Claims similar to the disclosures regarding our other claims.

Results of Operations for the Nine Months Ended April 30, 2012 and 2011 and Period from Inception (June 4, 2008) until April 30, 2012

We generated no revenue for the period from Inception (June 4, 2008) until April 30, 2012. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $54,833 for the three months ended April 30, 2012, compared with $46,056 for the three months ended April 30, 2011. Operating expenses for the three months ended April 30, 2012 consisted of management fees of $18,000, office expenses of $15,881, legal fees of $9,993, accounting and audit expenses of $7,458 and mineral property exploration costs of $3,317. Operating expenses for the three months ended April 30, 2011 consisted of management fees of $15,000, mineral property exploration costs of $9,163, legal fees of $8,647, accounting and audit expenses of $6,407 and office expenses of $6,707.

We incurred operating expenses in the amount of $159,877 for the nine months ended April 30, 2012, compared with $4,258,168 for the nine months ended April 30, 2011.  Operating expenses for the nine months ended April 30, 2012 consisted primarily of management fees of $54,000, accounting and audit expenses of $38,409, legal fees of $29,985, office expenses of $28,387 and mineral exploration costs of $3,317.  Operating expenses for the nine months ended April 30, 2012, consisted primarily of management fees of $4,037,571, mineral exploration costs of $83,564, legal fees of $60,551, accounting and audit expenses of $57,846 and office expenses of $17,990.  The overwhelming amount of the operating expense attributable to management fees for the nine months ended April 30, 2011, was an expense incurred as a result of options to purchase common stock granted from our former president to our current president.

We incurred operating expenses in the amount of $14,071,959 for the period from Inception (June 4, 2008) through April 30, 2012 consisting primarily of management fees of $11,143,569, mineral property option impairment of $2,203,611, legal fees of $233,686, accounting and audit expenses of $173,042, mineral property exploration costs of $155,946, office expenses of $105,199 and tax penalties and interest of $47,847.

With respect to our Management Fees, on November 6, 2009, our former president granted an option to our current president to acquire up to 20,000,000 shares of our common stock, held by our former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Option was originally determined to have a fair value of $4,960,000 and this was fully expensed in the year ended July 31, 2010.  Upon review, the Option has been determined to have a fair value of $10,960,000, which was be expensed over the vesting period.

Liquidity and Capital Resources

As of April 30, 2012, we had total current assets of $17,787 as compared to $47,586 as of July 31, 2011.  We had $189,810 in current liabilities as of April 30, 2012 as compared to $129,748 as of July 31, 2011. Thus, we had working capital deficit of $172,023 as of April 30, 2012 as compared to $82,162 as of July 31, 2011.

Net cash used in operating activities was $176,542 and $221,238 for the nine months ended April 30, 2012 and April 30, 2011, respectively, and $797,620 for the period from Inception (June 4, 2008) to April 30, 2012. Our main source of cash was from the sale of our common stock which generated $75,000, $230,000 and $952,375 for the nine months ended April 30, 2012 and April 30, 2011 and for the period from Inception (June 4, 2008) to April 30, 2012, respectively.

During the quarter ended April 30, 2012, we raised money through the issuance of a convertible promissory note for $30,000 to Greenshoe Investments, on March 19, 2012.  The promissory note is unsecured, interest free and repayable upon demand. The terms of the conversion and additional detail are contained in the attached Exhibit 10.2 of the promissory note.

We also raised money through the issuance of a promissory note for $32,500 to Asher Enterprises, Inc., a Delaware corporation, on February 1, 2012.  The foregoing promissory note is dated January 23, 2012 but the money was not received until February 1, 2012, and thus is being treated as occurring in the quarter ending April 30, 2012.  Interest on the promissory note is eight percent (8%) per annum.  The promissory note is due on October 25, 2012. Beginning six months from the date of the promissory note until October 25, 2012, Asher has the ability to convert the promissory note to stock of the Company.  The terms of the conversion and additional detail regarding the promissory note are contained in Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 2012, which was filed on March 15, 2012.

Subsequent to the end of the quarter ending April 30, 2012, we raised additional money through the issuance of a promissory note for $52,500 to Asher Enterprises, Inc., a Delaware corporation. The foregoing promissory note is dated May 14, 2012.  Interest on the promissory note is eight percent (8%) per annum.  The promissory note is due on February 18, 2013. Beginning six months from the date of the promissory note until February 18, 2013, Asher has the ability to convert the promissory note to stock of the Company.  The terms of the conversion and additional detail regarding the promissory note are contained in Exhibit 10.3.

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

Off Balance Sheet Arrangements

As of April 30, 2012, there were no off balance sheet arrangements.

Going Concern

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that we will be able to meet our obligations and continue our operations for the next fiscal year.  Realization values may be substantially different from carrying values as shown.  At April 30, 2012, we had working capital which will not be sufficient to sustain operations and conduct exploration activities over the next twelve months. We have yet to achieve profitable operations, have accumulated losses of $14,113,129 since our inception, have a working capital deficiency of $172,023, have no source of recurring revenues, and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being April 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Property Option Agreement
10.2	Promissory Note dated March 19, 2012
10.3	Promissory Note dated February 18, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Source Gold Corp.

Date:	June 14, 2012

By: /s/ Lauren Notar Lauren Notar Title: Chief Executive Officer and Director