Form 10-K
period 2012-07-31
Source Gold Corp.
filed 2012-11-07
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-54840

SOURCE GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Toronto Street, Suite 234 Toronto, Ontario, Canada	M5C 2B5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 289-208-5537

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. We had 60,966,819 shares of our common stock issued and outstanding as of November 5, 2012.

PART I

Item 1. Business

Company Overview

We are an exploration stage company that intends to engage in the exploration of mineral properties. We have acquired three mineral claims through our wholly owned subsidiaries Northern Bonanza, Inc., an Ontario corporation, (“Northern Bonanza”) and Source Bonanza, LLC, a Nevada limited liability company, (“Source Bonanza”), and have an option to acquire a fourth set of claims in British Columbia. None of these properties possesses known mineral reserves. Exploration of these mineral claims is required before a final determination as to their viability can be made.

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

During the quarter ended April 30, 2012, we also entered into a property option agreement to acquire all mineral interests in three quartz claims located in British Columbia. If the option is exercised, then we will have the right to perform mining exploration work on the claims.

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

Proposed and Current State of Exploration and Development on the Southern Beardmore Claims.

During the year ended July 31, 2010, we incurred an additional $17,741 in staking costs in relation to these claims.  Subsequent to acquisition the claims and exploration costs were transferred to Northern Bonanza at cost.

During the year ended July 31, 2010, we made exploration advances to the operator amounting to $47,806.  As at July 31, 2010 the operator had incurred exploration expenses aggregating $20,118 resulting in net advances held being $26,968.  During the year ended July 31, 2011, we made further advances to the operator of $7,040.

During the year ended July 31, 2011 the operator incurred exploration expenditures of $34,008 and we also incurred direct exploration expenditures of $47,335.  Our direct exploration expenditures were primarily a fixed-wing airborne survey and a 43-101 report produced for the property.

Due to lack of funding, we have no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

Impairment of the Southern Beardsmore Claims.

Although we possess a plan of exploration for the Southern Beadsmore Claims, we do not possess the resources to execute on that plan. Additionally, while it is our goal to raise capital to finance the exploration, there is no assurance of additional funding being available or on acceptable terms, if at all. Consequently, we have no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

The KRK West Claims

Location and Means of Access to KRK West Claims.  The property consists of 19 claims covering 15 square miles.  It is located north of Thunder Bay in the Beardmore area of Northwestern Ontario, Canada.  The nearest townships to the property are Pifher, Sandra, and Meade.  The property can be accessed Access via Hwy 11 through the Village of Beardmore to Hwy 801.

Option Agreement

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  We are currently in a dispute with Thunder Bay regarding the ownership of the claims.  The dispute is discussed more fully in the following section titled “Separate Purchase of KRK West Claims” and in Item 3 Legal Proceedings

Detailed below are the payments we have made to date and the payments we will be obligated to make in the future if the dispute with Thunder Bay is not resolved in our favor.

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

•

Exploration expenditures of $484,768 (CDN$500,000) on or before December 31, 2010, and $969,268 (CDN$1,000,000) in aggregate on or before December 31, 2011.

•

In aggregate to July 31, 2011, the Company incurred exploration expenditures aggregating $32,080 (CDN$32,836).

Pursuant to the agreement, if commercial production had been achieved and we sold or otherwise disposed of metals and minerals that had been produced and removed from the KRK West properties, we would pay Thunder Bay a 3% Net Smelter Return royalty.

In the event we sold or caused the sale of products other than to a smelter or refinery or otherwise caused the removal of products from the property, we would pay a 2% Net Smelter Return Royalty. Alternatively, we could buy back the royalty right for $1,000,000 for each breccia pipe that reached commercial production.

The property option agreement was stated in Canadian dollars.  The US dollar equivalent was converted using the foreign exchange rate at July 31, 2010 for all future commitments.

During the year ended July 31, 2010, we learned that the optionor had allowed the underlying claims to lapse, and therefore the option agreement was null and void.

We and our sole officer and director, Lauren Notar, purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. We subsequently purchased these claims from our sole officer and director. Subsequent to acquisition, the claims were transferred to our wholly owned subsidiary, Northern Bonanza, Inc.

The original optionor represents that control of the claims remains with the option or and that we have no right to further explore the property. We disagree with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims.  The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established.  Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

In October 2011, we, as a result of the cancellation of the mediation hearing with William J. Wheeler regarding the Thunder Bay claims, decided the best course of action was to file suit.  Accordingly, a suit was filed against Thunder Bay and Wheeler in Ontario Superior Court of Justice. In the suit we detail the breach of the Agreement by Thunder Bay and Wheeler and request:

•

An order transferring an application regarding mining claims pending before the Office of the Mining and Lands Commissioner to the  Ontario Superior Court of Justice to be consolidated with this action;

•

A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

•

$1,200,000 in damages from Thunder Bay and Wheeler.

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

Impairment of the KRK West Claims.

We impaired a total of $131,295 of acquisition costs incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577.

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

Work Completed on the Vulture Claims.

During the years ended July 31, 2012 and July 31, 2011, we incurred exploration expenditures of $3,317 and $2,221 on the property.

Due to lack of funding, we have no immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties is deemed to be fully impaired.

Proposed State of Exploration and Development on the Vulture Claims and Impairment of Vulture Claims. We have not carried out any substantive exploration work on the property. However, on March 13, 2008 Gold Point LLC, the party that staked the current Vulture Claims, contracted Fred B. Brost, P.E. to carry out rock sampling on Red Cloud, Red Rock, and Vulture claims. A total of six samples were collected during this work at various locations. The samples were analyzed at Jacobs Assay Office in Tucson. Following receipt of the assay results, we retained a geologist to conduct a study and produce a report on the exploration potential of the property.  He recommended the following two stage exploration program:

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

British Columbia Claims.

On March 28, 2012, we entered into a property option agreement with Blair Naughty (“Naughty”), an individual, to acquire all mineral interests in three quartz claims located in British Columbia (the “Agreement” and the “British Columbia Claims”, respectively). The British Columbia Claims cover approximately 2,785 acres in Northern British Columbia on the Yukon Border. Pursuant to the terms of the Agreement:

O

We can acquire mineral interests in and to the British Columbia Claims by 1) paying to Naughty $5,000 within 5 days of the effective date of the Agreement (paid), 2) issuing to Naughty 1,000,000 shares of our common stock (issued) and 3) incurring expenditures (as defined in the Agreement, a copy of which is attached as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2012, which was filed on June 14, 2012) of $25,000 on or before September 15, 2013 for the purpose of developing the British Columbia Claims. A further description of the British Columbia Claims can be found in Exhibit A to the Agreement;

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

O

Conduct such prospecting, exploration and development work as we deem advisable; and

O

Remove and dispose of reasonable quantities of ores, minerals and metals for the purpose of obtaining assays or making other tests.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Agreement attached as Exhibit 10.1 to our Form 10-Q for the quarter ended April 30, 2012, which was filed on June 14, 2012.

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

•

Provincial permits associated with use of Crown land for road building, water crossings, tree cutting, burning of materials or approach to a Provincial highway. In addition, some of the permits required for activity on Crown land may require a limited Environmental Assessment;

•

Federal approvals for crossing a watercourse designated as navigable; work near or within waters that are -fish habitat; exploration on First Nation Reserve land; or purchase and possession of explosives; and

•

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

LODE CLAIMS ON THE VULTURE
GP #1
393439
GP #2
393440
GP #7
GP #8
GP #9
GP #10
GP #11
GP #12
RED CLOUD
GP #13
GP #14
GP #15
GP #16
GP #17
GP #18
GP #19
GP #20
RED ROCK
GP #22
VULTURE
GP #27
GP #28
GP #29
Legend
Source Gold Claims
VR Claim
V Claim
Private
Prospects
Mine Shaft
Mine Shafts
Adits
Wash

British Columbia Claims.

The British Columbia Claims cover approximately 2,785 acres in Northern British Columbia on the Yukon Border. We do not currently have a map of the property that can be included with this filing.

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

•

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

Fiscal Year Ending July 31, 2011
Quarter Ended	High $	Low $
July 31, 2011	0.15	0.11
April 30, 2011	0.415	0.11
February 28, 2011	0.62	0.1
October 31, 2010	0.72	0

Fiscal Year Ending July 31, 2012
Quarter Ended	High $	Low $
July 31, 2012	0.0175	0.0145
April 30, 2012	0.066	0.06
February 28, 2012	0.095	0.0811
October 31, 2011	0.11	0.11

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

Holders of Our Common Stock

As of October 23, 2012, we had 60,966,819 shares of our common stock issued and outstanding, held by fifty-seven (57) shareholders of record.

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

Recent Sales of Unregistered Securities

On May 10, 2012, the Company issued 1,000,000 common shares to Canal Front Investments, Inc., as payment to Blair Naughty pursuant to a mineral property option agreement. The shares were valued at $80,000 or $0.08 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act.  We did not engage in any general solicitation or advertising.

On January, 23, 2012, we issued a convertible promissory note for $32,500 to Asher Enterprises, Inc., a Delaware corporation. Subsequent to the end of the year ended July 31, 2012, Asher Enterprises, Inc. converted the foregoing note into 9,585,054 common shares of stock with a value of $34,000. This issuance was exempt from Registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The promissory note, which includes the terms of the conversion and additional detail, are contained in Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 2012, which was filed on March 15, 2012.

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

Results of Operations for the years ended July 31, 2012 and 2011 and period from Inception (June 4, 2008 to July 31, 2012)

We generated no revenue for the years ended July 31, 2012 and 2011 and for the period from June 4, 2008 (Date of Inception) until July 31, 2012. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on any of our claims, or if such resources are discovered, that we will enter into commercial production.

Our operating expenses for the years ended July 31, 2012 and 2011 and for the period from June 4, 2008 (Date of Inception) to July 31, 2012, were $227,699, $6,304,842 and $14,139,781, respectively.  The primary operating expenses for the year ended July 31, 2012, consisted of management fees of $72,000, mineral property exploration costs of $3,317, legal fees of $35,554, accounting and audit fees of $45,205, tax penalties and interest of $32,500 and office expenses of $33,109.

The primary operating expenses for the year ended July 31, 2011, consisted of management fees of $4,054,571, mineral property option impairment of $2,000,000, legal fees of $64,058, mineral property exploration costs of $83,743, accounting and audit fees of $54,022, office expenses of $25,832 and tax penalties and interest of $22,616. The overwhelming amount of the operating expense attributable to management fees was an expense in the amount of $3,992,571 accrued as a result of options to purchase common stock granted from our former president to our current president.  The total expense for the options was $10,960,000 but because of the vesting period for the options the other expense of $6,967,429 was attributable to the fiscal year ended July 31, 2010.

The primary operating expenses for the period from June 4, 2008 (Date of Inception) until July 31, 2012, consisted of management fees of $11,161,569, mineral property option impairment costs of $2,203,611, mineral property exploration costs of $155,946, legal fees of $239,255, accounting and audit fees of $179,838, office expenses of $109,921 and tax penalties and interest of $80,347.

We recorded a net loss of $298,289, $6,304,842 and $14,113,129 for the years ended July 31, 2012 and 2011 and for the period from June 4, 2008 (Date of Inception) until July 31, 2012, respectively.

Liquidity and Capital Resources

As of July 31, 2012, we had total current assets of $15,760, consisting of $15,620 in cash and $140 of prepaid expenses.  We had $291,133 in current liabilities as of July 31, 2012. Thus, we had a working capital deficit of $275,373 as of July 31, 2012.

Net cash used in operating activities was $224,869, $250,388 and $845,947 for the years ended July 31, 2012 and 2011 and for the period from June 4, 2008 (Date of Inception) to July 31, 2012, respectively. Our main source of cash has been from the sale of our common stock which has generated $952,375 in cash flow to date since the date of our inception.

During the quarter ended July 31, 2012, we raised $52,500 through the issuance of a promissory note to Asher Enterprises, Inc., a Delaware corporation. The foregoing promissory note is dated May 14, 2012. Interest on the promissory note is eight percent (8%) per annum. The promissory note is due on February 18, 2013. Beginning six months from the date of the promissory note until February 18, 2013, Asher has the ability to convert the promissory note to stock of the Company. The terms of the conversion and additional detail regarding the promissory note are contained in Exhibit 10.3 to our Form 10-Q for the quarter ended April 30, 2012, which was filed on June 14, 2012.

Subsequent to the end of the quarter ending July 31, 2012, we raised additional money through the issuance of a promissory note for $42,500 to Asher Enterprises, Inc., a Delaware corporation. The foregoing promissory note is dated October 5, 2012. Interest on the promissory note is eight percent (8%) per annum. The promissory note is due on July 10, 2013. Beginning six months from the date of the promissory note until July 10, 2013, Asher has the ability to convert the promissory note to stock of the Company. The terms of the conversion and additional detail regarding the promissory note are contained in Exhibit 10.5.

On January, 23, 2012, we issued a convertible promissory note for $32,500 to Asher Enterprises, Inc., a Delaware corporation. Subsequent to the end of the year ended July 31, 2012, we issued an aggregate of 9,585,054 shares with a value of $34,000 to Asher Enterprises, Inc., in satisfaction of the foregoing note. The promissory note, which includes the terms of the conversion and additional detail, are contained in Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 2012, which was filed on March 15, 2012.

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

Off Balance Sheet Arrangements

As of July 31, 2012, there were no off balance sheet arrangements.

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

We have yet to achieve profitable operations, have accumulated losses of $14,113,129 since our inception, have a working capital deficiency of $275,373, no source of recurring revenues, and expect to incur further losses in the development of our business, all of which casts substantial doubt about the our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of July 31, 2012 and 2011;
F-3	Consolidated Statements of Operations for the years ended July 31, 2012 and 2011 and the period from June 4, 2008 (Date of Inception) to July 31, 2012;
F-4	Consolidated Statement of Stockholders’ Deficit for the period from June 4, 2008 (Date of Inception) to July 31, 2012;
F-6	Consolidated Statements of Cash Flows for the years ended July 31, 2012 and 2011 and the period from June 4, 2008 (Date of Inception) to July 31, 2012;
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Source Gold Corp.

We have audited the accompanying consolidated balance sheets of Source Gold Corp. (An Exploration Stage Company) (the “Company”) as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended July 31, 2012 and for the period from inception (June 4, 2008) through July 31, 2012. Source Gold Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp. (An Exploration Stage Company) as of July 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2012 and for the period from inception (June 4, 2008) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
November 2, 2012

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Audited)

	July 31	July 31
ASSETS	2012	2011

Current
Cash	$15,620	$47,106
Prepaid expenses	140	480

Total current assets	15,760	47,586

Computer equipment - Note 3	1,849	-
Mineral property - Note 8	85,000	-

Total assets	102,609	47,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Due to related party - Note 5	3,429	-
Accounts payable and accrued liabilities	132,114	129,748
Convertible notes payable (net of unamortized debt discount of $45,345) - Note 6	155,590	-

Total current liabilities	291,133	129,748

Total liabilities	$291,133	$129,748

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value
20,000,000 shares authorized, none outstanding	$-	$-
Common stock, $0.001 par value - Note 7
180,000,000 shares authorized
51,381,765 (July 31, 2011 - 49,846,765) shares issued and outstanding	51,381	49,846
Additional paid in capital	13,970,994	13,787,529
Accumulated other comprehensive loss	(528)	(7,455)
Deficit accumulated during the exploration stage	(14,210,371)	(13,912,082)

Total stockholders’ deficit	(188,524)	(82,162)

Total liabilities and stockholders’ deficit	$102,609	$47,586

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.

 (An Exploration Stage Company)

Consolidated Statements of Operations

(Audited)

			From Inception
			(June 4, 2008)
	Years Ended		to
	July 31,		July 31,
	2012	2011	2012

Expenses
Accounting and audit fees	$45,205	$54,022	$179,838
Depreciation	124	-	124
Foreign exchange (gain) loss	5,890	-	9,170
Legal fees	35,554	64,058	239,255
Management fees - Note 5	72,000	4,054,571	11,161,569
Mineral property option impairment	-	2,000,000	2,203,611
Mineral property exploration costs	3,317	83,743	155,946
Office expenses	33,109	25,832	109,921
Tax penalties and interest	32,500	22,616	80,347
Total expenses	227,699	6,304,842	14,139,781

Other expenses
Interest on convertible notes - Note 6	32,165	-	32,165
Accretion of convertible note discount - Note 6	38,425	-	38,425

Net loss	(298,289)	(6,304,842)	(14,113,129)

Other comprehensive gain (loss)
Unrealized foreign exchange	6,927	(4,653)	(1,269)

Comprehensive loss	$(291,362)	$(6,309,495)	$(14,210,371)

Basic loss per share	$(0.01)	$(0.13)

Weighted average number of shares outstanding - basic	50,453,902	48,563,666

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Audited)

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the
	Preferred Shares		Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Number	Par	Capital	Loss	Stage	Total
Balance at inception (June 4, 2008)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for cash:	-	-	24,000,000	24,000	24,000	-	-	48,000
	-	-	20,400,000	20,400	51,000	-	-	71,400
Less: commission	-	-	-	-	(7,025)	-	-	(7,025)
Net loss	-	-	-	-	-	-	(9,089)	(9,089)

Balance July 31, 2008	-	-	44,400,000	44,400	67,975	-	(9,089)	103,286
Net loss	-	-	-	-	-	-	(102,804)	(102,804)

Balance July 31, 2009	-	-	44,400,000	44,400	67,975	-	(111,893)	482
Common stock issued for cash:	-	-	400,000	400	99,600	-	-	100,000
	-	-	220,000	220	219,780	-	-	220,000
	-	-	33,333	33	49,967	-	-	50,000
	-	-	105,932	106	124,894	-	-	125,000
Unrealized loss on foreign exchange	-	-	-	-	-	(2,802)	-	(2,802)
Capital contribution by former president - Note 7	-	-	-	-	6,967,429	-	-	6,967,429
Net loss	-	-	-	-	-	-	(7,495,347)	(7,495,347)

Balance July 31, 2010	-	$-	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) - (Cont’d)

(Audited)

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the
	Preferred Shares		Common Shares		Paid In	Comprehensive	Exploration
	Number	Par	Number	Par	Capital	Income	Stage	Total

Balance July 31, 2010	-	$-	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

Common stock issued for mineral property	-	-	4,000,000	4,000	1,996,000	-	-	2,000,000
Common stock issued for cash:	-	-	100,000	100	49,900	-	-	50,000
	-	-	31,250	31	19,969	-	-	20,000
	-	-	281,250	281	89,719	-	-	90,000
	-	-	275,000	275	109,725			110,000
Unrealized loss on foreign exchange	-	-	-	-	-	(4,653)	-	(4,653)
Capital contribution by former president - Note 7	-	-	-	-	3,992,571	-	-	3,992,571
Net loss	-	-	-	-	-	-	(6,304,842)	(6,304,842)

Balance, July 31, 2011	-	-	49,846,765	49,846	13,787,529	(7,455)	(13,912,082)	$(82,162)

Common stock issued for cash:	-	-	160,000	160	39,840	-	-	40,000
Common stock issued for cash:	-	-	250,000	250	24,750	-	-	25,000
Common stock issued for cash:	-	-	125,000	125	9,875	-	-	10,000
Common stock issued for mineral property	-	-	1,000,000	1,000	79,000	-	-	80,000
Intrinsic value of the beneficial conversion feature of the convertible debentures - Note 6)-	-	-	-	-	30,000	-	-	30,000
Unrealized gain on foreign exchange	-	-	-	-	-	6,927	-	6,927
Net loss	-	-	-	-	-	-	(298,289)	(298,289)

Balance, July 31, 2012	-	$-	51,381,765	$51,381	$13,970,994	$(528)	$(14,210,371)	$(188,524)

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Audited)

			From Inception
			(June 4, 2008)
	Years Ended		to
	July 31,		July 31
	2012	2011	2012
Cash flows used in operating activities
Net loss	$(298,289)	$(6,304,842)	$(14,210,371)
Adjustments to reconcile net loss to net cash used by operating activities
Accretion of discount on convertible notes and interest	38,425	-	38,425
Interest expense - beneficial conversion feature of convertible notes	30,000	-	30,000
Depreciation	124	-	124
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	2,000,000	2,199,894
Management fees from stock options	-	3,992,571	10,960,000
Changes in operating assets and liabilities
Accrued interest	2,165	-	2,165
Prepaid expenses	340	26,488	(140)
Accounts payable and accrued liabilities	2,366	35,395	132,114

Net cash used in operating activities	(224,869)	(250,388)	(845,947)

Cash flows from investing activities
Acquisition of computer equipment	(1,973)	-	(1,973)
Mineral property option acquisition	(5,000)	-	(204,894)

Net cash used in investing activities	(6,973)	-	(206,867)

Cash flows from financing activities
Proceeds from sale of common stock, net cash commission	75,000	270,000	952,375
Proceeds from promissory notes	115,000	-	113,158
Due to related party	3,429	(20,000)	3,429

Net cash provided by financing activities	193,429	250,000	1,068,962

Effect of foreign exchange on cash	6,927	(4,653)	(528)

Increase (decrease) in cash during the year	(31,486)	(5,041)	15,620

Cash, beginning of the year	47,106	52,147	-

Cash, end of the year	$15,620	$47,106	$15,620

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$80,000	$2,000,000	$2,080,000

The accompanying notes are an integral part of these consolidated financial statements.

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

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 8c)

On March 28, 2012, the Company entered into a property option agreement to acquire a 100% undivided right in three tenures comprising 2,785 acres in northern British Columbia, Canada. (Note 8d)

The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The Company has yet to achieve profitable operations, has accumulated losses of $14,210,371 since inception, has working capital deficiency of $275,373, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., (‘IRC”) a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc, (‘NBI”) a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, (“SB”) a Limited Liability Company incorporated in Nevada, USA on June 18, 2010 and Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company which was acquired on August 7, 2010.

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

Computer equipment

Computer equipment is stated at the lower of cost or fair value.  Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets.  The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized.  Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its office equipment or whether the remaining balance of office equipment should be evaluated for possible impairment.

Depreciation has been charged using the following estimates of useful lives:

Computer equipment	2 years straight line

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2012 and July 31, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Note 3 Computer equipment

	July 31	July 31
	2012	2011
Cost
Computer equipment	$1,973	$-

Accumulated depreciation	(124)	-

Net book value	$1,849	$-

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

Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

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

On June 30, 2010, the Company purchased from the Company president 13 mineral property claims in the Thunder Bay mining division of Ontario, Canada.  As consideration for the purchase the Company issued an unsecured, non-interest bearing promissory note for $20,000 due on November 30, 2010.  During the year ended July 31, 2011 this promissory note was settled by payment of $20,000 cash to the president.

As at July 31, 2012, due to related party includes $3,429 (July 31, 2011 - $nil) owing to the President.

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company as detailed in Note 7, common stock.

During the year ended July 31, 2012, the Company incurred management fees of $72,000 (2011 - $62,000) charged by the Company’s president.  In addition, as a result of the stock options granted, the Company incurred additional management fees of $nil and $3,992,571 for the years ended July 31, 2012 and 2011, respectively.

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

On June 21, 2011, the Company amended the agreement by issuing a resolution to reflect a payment of $6,000 per month for services rendered.

Note 6 Convertible Notes Payable

	July 31,	July 31
	2012	2011

Promissory Note #1	$32,500	$-
Promissory Note #2	30,000	-
Promissory Note #3	52,500	-

	115,000	-
Interest	2,165	-
Accretion expense	38,425	-

	$155,590	$-

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 25, 2012.  During the year ended July 31, 2012 the Company accrued $1,268 (2011 - $nil) in interest expense.

The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As at July 31, 2012 and July 31, 2011, the convertible note payable was recorded net of unamortized debt and accrued interest discount of $11,029 and $nil, respectively.

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

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance

During the year ended July 31, 2012 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 (2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #3

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500 dated May 14, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 18, 2013.  During the year ended July 31, 2012 the Company accrued $897 (2011 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As at July 31, 2012 and July 31, 2011, the convertible note payable was recorded net of unamortized debt and accrued interest discount of $34,316 and $nil, respectively.

Note 7 Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 180,000,000 shares of its $0.001 par value common stock.

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

On May 10, 2012, the Company issued 1,000,000 common shares pursuant to a mineral property option agreement with a fair value of $80,000.

Capital Contribution

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Company has recorded compensation under management fees and a capital contribution of $nil (2011 - $3,992,571) (2010 - $6,967,429) aggregating $10,960,000 using the Black-Scholes valuation model based on the following inputs; exercise price $0.0025; dividend rate Nil; current stock price of $0.55; term 1.5 years; and volatility 137.75%.

Warrants and Options

As of July 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Note 8 Mineral Properties

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

i)

Cash payments:

*

$46,640 (CDN$50,000) upon execution of the Option agreement (paid);

*

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

*

An order transferring an application regarding mining claims pending before the Office of the Mining and Lands Commissioner to the  Ontario Superior Court of Justice to be consolidated with this action;

*

A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

*

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

During the year ended July 31, 2011 the operator incurred exploration expenditures of $34,008 and the Company also incurred direct exploration expenditures of $47,335.

As at July 31, 2012, the operator held exploration advances amounting to $nil (2011 - $nil). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

During the year ended July31, 2012, the Company incurred exploration expenditures of $3,317 (2011 - $2,221) on the property.

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

Consideration for the option was the issuance of 1,000,000 common shares of the Company on March 28, 2012 valued at $80,000, (issued) and cash payment of $5,000 by April 2, 2012 (paid) and aggregate exploration expenditures of $25,000 by September 15, 2013.

As at July 31, 2012, no exploration expenditures have been incurred on the property.

Note 9 Income Taxes

The following table presents income before taxes and income tax expense as well as the taxes charged to stockholders equity:

	Year Ended	Year Ended
	July 31,	July 31,
	2011	2011

Loss before income taxes	$(298,289)	$(6,304,842)

A reconciliation of the expected consolidated income expense, computed by applying a 35% U.S. Federal corporate income tax rate to income before taxes to income tax expense is as follows:

Expected approximate tax recovery on net loss, before income tax	$(104,400)	$(2,206,695)
Share-based compensation	-	1,397,400
Mineral property acquisition and exploration	-	728,470
Changes in valuation allowance	104,400	80,823

Deferred income tax recovery	$-	$-

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

At July 31, 2012, and 2011 the Company incurred net operating losses carry forward for U.S. Federal tax purposes of approximately $837,000 and $538,000, respectively which may be applied against future taxable income, if any, at various times through 2032. Certain significant changes in ownership of the Company may restrict future utilization of these tax loss carry-forwards. The total deferred tax asset is as follows:

Deferred tax asset
NOL Carryforward	$292,800	$188,400
Changes in valuation allowance	(292,800)	(188,400)

Deferred income tax recovery	$-	$-

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

Note 10 Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $6,000 per month.  Either party may terminate the agreement with one month’s written notice.

Note 11 Subsequent event

Subsequent to the year end the Company:

a) Issued an aggregate of 9,585,054 common shares were issued with a fair value of $34,300 upon the conversion into common stock of the convertible note payable which fell due on October 25, 2012.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

b) On October 5, 2012, the Company received $42,500 cash and the Company issued a convertible promissory note in the amount of $42,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 13, 2012.  The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is defined as “51% multiplied by Market Price” where market price is calculated as the average of the lowest 3 closing bid prices in the ten days prior to conversion for the Company’s shares as quoted on the OTCBB .

c) On October 31, 2012, the President of the Company acquired 10,000,000 common shares of the Company in a private transaction.  As of October 31, 2012, the President holds a 16.4% interest in the common stock of the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending July 31, 2012.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of July 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current director and executive officer, her age as of July 31, 2012 and her present positions.

Name	Age	Position(s) and Office(s) Held
Lauren Notar	52	President, Chief Executive Officer, Chief Financial Officer, and Director

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

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

Code of Ethics

As of July 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation of our sole officer and director, Lauren Notar, is governed by a Corporate Management Services Agreement dated November 1, 2009.  Under this agreement, Ms. Notar provides us with accounting, administrative, management, and corporate record-keeping services.  Ms. Notar received a $7,500 signing bonus per the agreement, and a monthly stipend of $5,000 together with reimbursement of any company expenses incurred. On June 21, 2011, the Board of Directors passed a Resolution increasing the President’s monthly salary to $6,000 per month. Our President took the increased salary beginning in June of 2011. The agreement may be terminated by either party upon 30 days written notice.

The goal of our current compensation arrangement is to provide our sole officer with such compensation for her time and efforts as is feasible and appropriate for a small, exploration stage mineral resource company.   As our business and operations expand and mature, we may expand our compensation package designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended July 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Management fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lauren Notar, CEO, CFO, President, Secretary-Treasurer	2012 2011	72,000 62,000	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Pursuant to the agreement discussed above, our current sole officer and director, Lauren Notar, received a total of $72,000 during the year ended July 31, 2012.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of July 31, 2012.

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

The table below summarizes all compensation of our directors as of July 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 5, 2012 the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)

Executive Officers & Directors:
Common	Lauren Notar 2 Toronto Street, Suite 234 Toronto, Ontario, Canada M5C 2B5	10,000,000(3)	16.40%

Total of All Directors and Executive Officers (one person):		10,000,000 Shares	16.40%

Other More Than 5% Beneficial Owners:
Common	Harry Bygdnes C/O Thanyarat Inla Moo 5 Baan donyanang T. Nakha O. Moung J. Udon Thani 41000, Thailand	14,000,000(3)	22.96%

1.

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

2.

The percent of class is based on 60,966,819 shares of common stock issued and outstanding as of November 5, 2012.

3.

Lauren Notar, was party to a Purchase Option Agreement dated November 6, 2009 (the “Agreement”). Under the Agreement, Ms. Notar acquired the option to purchase up to 20,000,000 shares of our common stock from our former President and CEO, Harry Bygdnes, for a price of $0.0025 per share. Under the Agreement, Ms. Notar’s options to purchase common stock from Mr. Bygdnes first became exercisable on December 20, 2010 and remained exercisable through May 1, 2011. Effective as of April 30, 2011, Ms. Notar and Mr. Bygdnes executed an extension of the Agreement entitled Extension of Purchase Option Agreement (the “Extension”). As a result of the Extension, Ms. Notar retained the option to purchase the foregoing shares through May 1, 2012. Ms. Notar ultimately did not exercise the option to purchase Mr. Bygdnes shares.

Ms. Notar and Mr. Bygdnes did enter into a Stock Purchase Agreement on June 12, 2012, in which Ms. Notar acquired 10,000,000 shares of common stock from Mr. Bygdnes for a price of $0.001 per share. The foregoing description of the Stock Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Stock Purchase Agreement attached hereto as Exhibit 10.6 and incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached

•

to our outstanding shares of common stock;

•

Any of our promoters;

•

Any relative or spouse of any of the foregoing persons who has the same house address as such person.

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

During the year ended July 31, 2012, we incurred management fees of $72,000 charged by our president.

On June 30, 2010, we purchased from our president 13 mineral property claims in the Thunder Bay mining division of Ontario, Canada. As consideration for the purchase we issued an unsecured, non-interest bearing promissory note for $20,000 due on November 30, 2010. During the period ended January 31, 2011 this promissory note was settled by payment of $20,000 cash to our President.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$23,000	$0	$0	$0
2011	$20,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Extension of Option Agreement (2)
3.4	Resolution Increasing Management Compensation Agreement (2)
10.1	Promissory Note dated January 23, 2012 (3)
10.2	Promissory Note dated March 19, 2012 (4)
10.3	Property Option Agreement dated March 28, 2012 (4)
10.4	Promissory Note dated May 14, 2012 (4)
10.5	Promissory Note dated October 5, 2012
10.6	Stock Purchase Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1).	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2008
(2)	Incorporate by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011.
(3)	Incorporate by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 15, 2012.
(4)	Incorporate by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

By: /s/ Lauren Notar
Lauren Notar President, Chief Executive Officer, and Director November 6, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Lauren Notar
Lauren Notar President, Chief Executive Officer, and Director November 6, 2012