Form 10-Q
period 2012-10-31
Source Gold Corp.
filed 2012-12-14
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-54840

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer (Do not check if a smaller reporting company)	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

As of December 4, 2012, there were 62,525,261 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Source Gold Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”SRGL,” "our," "us," the "Company," refers to Source Gold Corp.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

October 31, 2012 (unaudited)

Financial Statement Index

F-1	Consolidated Balance Sheets (unaudited)
F-2	Consolidated Statements of Operations and Comprehensive Loss (unaudited)
F-3	Consolidated Statements of Cash Flows (unaudited)
F-4	Notes to Consolidated Financial Statements (unaudited)

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Balance Sheets

	October 31	July 31
ASSETS	2012	2012
	(Unaudited)	(Audited)
Current
Cash	$6,075	$15,620
Prepaid expenses	815	140

Total current assets	6,890	15,760

Computer equipment - Note 4	1,603	1,849
Mineral property - Note 9	85,000	85,000

Total assets	93,493	102,609

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Due to related party - Note 6	4,962	3,429
Accounts payable and accrued liabilities	122,160	132,114
Convertible notes payable (net of unamortized debt discount of $69,387 ( July 31, 2011 - $45,345) - Note 7	177,725	155,590

Total current liabilities	304,847	291,133

Total liabilities	$304,847	$291,133

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value
20,000,000 shares authorized, none outstanding	$-	$-
Common stock, $0.001 par value - Note 8
180,000,000 shares authorized
60,966,819 (July 31, 2012 - 51,381,765) shares issued and outstanding	60,966	51,381
Additional paid in capital	14,027,710	13,970,994
Accumulated other comprehensive loss	(683)	(528)
Deficit accumulated during the exploration stage	(14,299,347)	(14,210,371)
Total stockholders’ deficit	(211,354)	(188,524)

Total liabilities and stockholders’ deficit	$93,493	$102,609

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended October 31,		From Inception (June 4, 2008) To October 31,
	2012	2011	2012
Expenses
Accounting and audit fees	$13,150	$15,127	$192,988
Depreciation	246	-	370
Foreign exchange (gain) loss	(7)	5,622	9,163
Legal fees	16,704	8,979	255,959
Management fees - Note 6	18,000	18,000	11,179,569
Mineral property option impairment	-	-	2,203,611
Mineral property exploration costs	3,317	-	159,263
Office expenses	3,630	8,793	113,461
Tax penalties and interest	-	-	80,347
Total expenses	55,040	(56,521)	14,194,731
Other expenses
Interest on convertible notes - Note 7	1,807	-	33,972
Accretion of convertible note discount - Note 7	32,129	-	70,554

Net loss	(88,976)	(56,521)	(14,299,347)

Other comprehensive gain (loss)
Foreign currency translation adjustment	(155)	6,827	(683)
Comprehensive loss	$(89,131)	$(49,684)	$(14,300,030)
Basic loss per share	$(0.00)	$(0.00)
Weighted average number of shares outstanding - basic and diluted	55,659,742	49,940,678

The accompanying notes are an integral part of these financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

				From Inception
				(June 4, 2008)
	Three Months Ended			to
	October 31,			October 31
	2012		2011	2012

Operating activities
Net loss		$(88,976)	$(56,521)	$(14,299,347)
Adjustments to reconcile net loss to net cash used by operating activities
Accretion of discount on convertible notes and interest		32,129	-	70,554
Interest expense - beneficial conversion feature of convertible notes		-	-	30,000
Depreciation		246	-	370
Mineral property option costs		-	-	1,842
Impairment loss on mineral property option		-	-	2,199,894
Management fees from stock options		-	-	10,960,000
Changes in operating assets and liabilities
Accrued interest		1,807	-	3,972
Prepaid expenses		(675)	-	(815)
Due from related parties		-	(994)	-
Accounts payable and accrued liabilities		(9,954)	(8,974)	122,160

Net cash used in operating activities		(65,423)	(66,489)	(911,370)

Investing activities
Acquisition of computer equipment		-	-	(1,973)
Mineral property option acquisition		-	-	(204,894)

Net cash used in investing activities		-	-	(206,867)

Financing activities
Proceeds from sale of common stock, net cash commission		-	40,000	952,375
Proceeds from promissory notes		54,500	-	167,658
Due to related party		1,533	-	4,962

Net cash provided by financing activities		56,033	40,000	1,124,955

Effect of foreign exchange on cash		(155)	6,827	(683)

Increase (decrease) in cash during the period		(9,545)	(19,662)	6,075

Cash, beginning of the period		15,620	47,106	-

Cash, end of the period		$6,075	$27,444	$6,075

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	-	$-	$2,080,000

The accompanying notes are an integral part of these financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 1  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending July 31, 2013.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

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

October 31, 2012

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

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 9c)

On March 28, 2012, the Company entered into a property option agreement to acquire a 100% undivided right in three tenures comprising 2,785 acres in northern British Columbia, Canada. (Note 9d)

The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

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

The Company has yet to achieve profitable operations, has accumulated a deficit of $14,299,347 since inception, has working capital deficiency of $297,957, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 3  Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a material impact on its results of operations or financial position.

Note 4  Computer equipment

	October 31	July 31
	2012	2012
Computer equipment	$1,973	$1,973
Accumulated depreciation	(370)	(124)
	$1,603	$1,849

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, in management’s opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 5  Financial Instruments - (Cont’d)

Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 6  Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As at October 31, 2012, due to related party includes $4,962 (July 31, 2012 - $3,429) owing to the President.

During the three month period ended October 31, 2012, the Company incurred management fees of $18,000 (three month period ended October 31, 2011 - $18,000) owed to the Company’s president.

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

Note 7  Convertible Notes Payable

	October 31,	July 31
	2012	2012
Promissory Note #1	$-	$32,500
Promissory Note #2	30,000	30,000
Promissory Note #3	52,500	52,500
Promissory Note #4	42,500	-
Promissory Note #5	12,000	-
	137,000	115,000
Interest	2,197	2,165
Accretion expense	38,528	38,425
	$177,725	$155,590

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matured on October 25, 2012.  During the three month period ended October 31, 2012 the Company accrued $507 (three months ended October 31, 2011 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 7  Convertible Notes Payable - (Cont’d)

Promissory Note #1 - (Cont’d)

The note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

During the three month period ended October 31, 2012, the Company issued an aggregate of 9,585,054 common shares with a fair value of $66,301 upon the conversion into common stock of this convertible note.

As at October 31, 2012 and July 31, 2012 , the convertible note payable was recorded net of unamortized debt and accrued interest discount of $ nil and $11,029 respectively.

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

Promissory Note #3

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500 dated May 14, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 18, 2013.  During the three month period ended October 31, 2012 the Company accrued $1,058 (three month period ended October 31, 2011 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 7  Convertible Notes Payable - (Cont’d)

Promissory Note #3 - (Cont’d)

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As at October 31, 2012 and July 31, 2012, the convertible note payable was recorded net of unamortized debt and accrued interest discount of $17,898 and $34,316, respectively.

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500 dated October 5, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the three month period ended October 31, 2012 the Company accrued $242 (three month period ended October 31, 2011 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As at October 31, 2012 and July 31, 2012, the convertible note payable was recorded net of unamortized debt and accrued interest discount of $39,960 and $nil, respectively.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000 dated October 30, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2013.  During the three month period ended October 31, 2012 the Company accrued $nil (three month period ended October 31, 2011 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As at October 31, 2012 and July 31, 2012, the convertible note payable was recorded net of unamortized debt and accrued interest discount of $11,529 and $nil, respectively.

Note 8  Common Stock

The Company is authorized to issue 20,000,000 shares of its $0.001 par value preferred stock and 180,000,000 shares of its $0.001 par value common stock.

During the three month period ended October 31, 2012, the Company issued 9,585,054 common shares with a fair value of $66,301 upon the conversion of a promissory note into common stock.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 8  Common Stock - (Cont’d)

Warrants and Options

As of July 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 9  Mineral Properties

a)

On October 26, 2009, the Company entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the “KRK West” claims) located in the Thunder Bay Mining Division of Ontario.  The option agreement is denominated in Canadian dollars.

Consideration for the option was the issuance of 2,000,000 common shares of the Company, cash payments totaling $103,718 (CDN$110,000), and aggregate exploration expenditures of $969,268 (CDN$1,000,000) as follows:

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

October 31, 2012

(Unaudited)

Note 9  Mineral Properties - (Cont’d)

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

i.

An order transferring an application regarding mining claims pending before the Office of the Mining and Lands Commissioner to the  Ontario Superior Court of Justice to be consolidated with this action;

ii.

A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and 1,200,000 in damages from Thunder Bay and Wheeler.

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

As at October 31, 2012, the operator held exploration advances amounting to $nil (July 31, 2012 - $nil).  Due to lack of funding, the Company has no immediate plans to explore this properties to determine resources available and consequently the costs incurred of $68,599 for these mineral

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012

(Unaudited)

Note 9  Mineral Properties - (Cont’d)

properties was deemed to be fully impaired as of July 31, 2011.  Subsequent to the period end the Company abandoned the claims.

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

During the three month period ended October 31, 2012, the Company incurred exploration expenditures of $3,317.

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

As at October 31, 2012, no exploration expenditures have been incurred on the property.

Note 10  Commitments

The Company has an on-going agreement with a director of the Company to provide management services for $6,000 per month.  Either party may terminate the agreement with one month’s written notice.

Note 11  Subsequent events

The Company issued 1,558,442 common shares with a fair value of $23,529 upon the partial conversion into common stock of $12,000 principal of the convertible note payable which falls due of February 18, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	October 31, 2012 $	July 31, 2012 $
Current Assets	6,890	15,760
Current Liabilities	304,847	291,133
Working Capital (Deficit)	(297,957)	(275,373)

Cash Flows

	October 31, 2012 $	October 31, 2011 $
Cash Flows from (used in) Operating Activities	(65,423)	(66,489)
Cash Flows from (used in) Financing Activities	56,033	40,000
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	(9,545)	(19,662)

Results for the Quarter Ended October 31, 2012 Compared to the Quarter Ended October 31, 2011

Operating Revenues

The Company’s revenues for the three months ended October 31, 2012 and October 31, 2011 were $nil and $nil, respectively. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the three months ended October 31, 2012 and October 31, 2011 were $nil and $nil, respectively.

Gross Profit

The Company’s gross profit (loss) for the three months ended October 31, 2012 and October 31, 2011 was $(88,976) and $(56,521), respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2012 and October 31, 2011 were $55,040 and $56,521, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, legal fees and accounting and audit fees.  The decrease was primarily attributable to a decrease in Accounting and Audit fees and Office expenses appropriate for normal operations.

Net Loss

Net loss for the three months ended October 31, 2012 was $(88,976) compared with a net loss of $(56,521) for the three months ended October 31, 2011.  The increased loss is due to an increase in Legal fees and the accretion of convertible note discount – Note 7.

Results for the Period from June 4, 2008 (inception of exploration stage) Through October 31, 2012

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration stage) through October 31, 2012 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration stage) through October 31, 2012 were $nil.

Gross Profit

The Company’s gross profit (loss) for the period from June 4, 2008 (inception of exploration stage) through October 31, 2012 was $(14,299,347).

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration stage) through October 31, 2012 were $14,194,731.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration stage) through October 31, 2012 was $(14,299,347).

Liquidity and Capital Resources

As at October 31, 2012, the Company had a cash balance and asset total of $6,075 and $93,493, respectively, compared with $15,620 and $102,609 of cash and total assets, respectively, as at July 31, 2012. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at October 31, 2012, the Company had total liabilities of $304,847 compared with $291,133 as at July 31, 2012. The increase in total liabilities was attributed to the issuance of a note payable in the amount of $69,387.  This was, however, slightly offset by a decrease in accounts payable and accrued liabilities.

The overall working capital increased from $275,373 deficit at July 31, 2012 to $297,497 at October 31, 2012.

Cashflow from Operating Activities

During the three months ended October 31, 2012, cash used in operating activities was $(65,423) compared to $(66,489) for the three months ended October 31, 2011. The decrease in the amounts of cash used for operating activities was primarily due to the accretion of discount on convertible notes and interest and depreciation.

Cashflow from Investing Activities

During the three months ended October 31, 2012 cash used in investing activities was $nil compared to $nil for the three months ended October 31, 2011.

Cashflow from Financing Activities

During the three months ended October 31, 2012, cash provided by financing activity was $56,033 compared to $40,000 for the three months ended October 31, 2011.  The increase in cash provided by financing activities is due to receiving $54,500 proceeds from promissory notes and increase in the amounts due to related party.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 14, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 7, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Other than the foregoing we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1. Quarterly Issuances:

From August 2, 2012, to October 24, 2012, the Company issued 9,585,054 common shares with a fair value of $66,301 upon the conversion of a promissory note into common stock.

2. Subsequent Issuances:

On November 26, 2012 the holder of a convertible note converted a total of $12,000 of principal and interest into 1,558,442 shares of its common stock at a price of $0.01.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
10.1	Promissory Note dated January 23, 2012	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.2	Promissory Note dated March 19, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.3	Property Option Agreement dated March 28, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.4	Promissory Note dated May 14, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.5	Promissory Note dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.6	Stock Purchase Agreement	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

Dated: December 14, 2012	/s/ Lauren Notar
LAUREN NOTAR
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 14, 2012	/s/ Lauren Notar
LAUREN NOTAR
Its: Director