Form 10-K/A
period 2012-07-31
Source Gold Corp.
filed 2013-02-06
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Registrant’s telephone number: (289)-208-6664

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock Par Value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. We had 60,966,819shares of our common stock issued and outstanding as of November 5, 2012.

EXPLANATORY NOTE

We are filing this Amendment No.1 to our Form 10-K for the fiscal year ended July 31, 2012, to correct the first page of the 10-K that was filed on November 7, 2012, where the Company had incorrectly checked the yes box on the Form 10-K item where it states “Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ( ) No ( )”. The Company is required to file reports pursuant to Section 13 or Section 15(d) of the Act; therefore, we have filed this Form 10-K/A to correctly reflect that.  Also, this Form 10-K/A corrects that the Company does have common stock, par value $0.001 registered under Section 12(g) of the Exchange Act. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.  Signatures have also been updated to reflect the date of this filing.

TABLE OF CONTENTS

		Page

PART I
Item 1.	Business	3
Item 2.	Properties	3
Item 3.	Legal Proceedings	3
Item 4.	(Removed and Reserved)	3

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	3
Item 6.	Selected Financial Data	3
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 8.	Financial Statements and Supplementary Data	3
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	3
Item 9A(T).	Controls and Procedures	3
Item 9B.	Other Information	3

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	3
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3
Item 13.	Certain Relationships and Related Transactions, and Director Independence	3
Item 14.	Principal Accountant Fees and Services	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	3

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

We and our sole officer and director, Lauren Notar, purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. We subsequently purchased these claims from our sole officer and director. Subsequent to acquisition, the claims were transferred to our wholly owned subsidiary, Northern Bonanza Inc

The original optionor represents that control of the claims remains with the option or and that we have no right to further explore the property. We disagree with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims.  The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established.  Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

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

Subsequent to the end of the quarter ending July 31, 2012, we raised additional money through the issuance of a promissory note for $42,500 to Asher Enterprises, Inc., a Delaware corporation. The foregoing promissory note is dated October 5, 2012. Interest on the promissory note is eight percent (8%) per annum. The promissory note is due on July 10, 2013. Beginning six months from the date of the promissory note until July 10, 2013, Asher has the ability to convert the promissory note to stock of the Company. The terms of the conversion and additional detail regarding the promissory note are contained in Exhibit 10.5.On January, 23, 2012, we issued a convertible promissory note for $32,500 to Asher Enterprises, Inc., a Delaware corporation. Subsequent to the end of the year ended July 31, 2012, we issued an aggregate of 9,585,054 shares with a value of $34,000 to Asher Enterprises, Inc., in satisfaction of the foregoing note. The promissory note, which includes the terms of the conversion and additional detail, are contained in Exhibit 10.1 to our Form 10-Q for the quarter ended January 31, 2012, which was filed on March 15, 2012.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Management fee ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lauren Notar, CEO, CFO, President, Secretary-Treasure	2012 2011	72,000 62,000	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

2.

The percent of class is based on 60,846,819 shares of common stock issued and outstanding as of October 23, 2012.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended July 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$23,000	$0	$0	$0
2011	$20,250	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Extension of Option Agreement (2)
3.4	Resolution Increasing Management Compensation Agreement (2)
10.1	Promissory Note dated January 23, 2012 (3)
10.2	Promissory Note dated March 19, 2012 (4)
10.3	Property Option Agreement dated March 28, 2012 (4)
10.4	Promissory Note dated May 14, 2012 (4)
10.5	Promissory Note dated October 5, 2012
10.6	Stock Purchase Agreement
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Schema Document (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

(1).	Incorporated by reference to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 7, 2008
(2)	Incorporate by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2011.
(3)	Incorporate by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 15, 2012.
(4)	Incorporate by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 14, 2012.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 7, 2012.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Annual Report of Source Gold Corp. (the “Company”) on Form 10-K/A for the year ending July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jon Fullenkamp, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lauren Notar

By: Lauren Notar

Principal Executive Officer and Principal Financial Officer

Dated: February 4, 2013

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER PURSUANT TO RULE 13a-14

I, Jon Fullenkamp, certify that:

1. I have reviewed this Amended Annual Report on Form 10-K/A of Source Gold Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 4, 2013

/s/ Lauren Notar

By: Lauren Notar

Its: Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a-14

I, Jon Fullenkamp, certify that:

1. I have reviewed this Amended Annual Report on Form 10-K /A of Source Gold Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 4, 2013

/s/ Lauren Notar

By: Lauren Notar

Its: Principal Financial Officer