Form 10-Q
period 2013-01-31
Source Gold Corp.
filed 2013-03-25
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54840

SOURCE GOLD CORP.

(Name of small business issuer in its charter)

Nevada	N/A
(State of incorporation)	(I.R.S. Employer Identification No.)

2195 San Dieguito Drive

Del Mar, California 92014

(Address of principal executive offices)

2 Toronto Street, Suite 234

Toronto, Ontario, Canada M5C 2B5

(Former address of principal executive offices)

(949) 436-9382

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 12, 2013, there were 69,982,811 shares of the registrant’s $0.001 par value common stock issued and outstanding.

SOURCE GOLD CORP.*

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”SRGL,” "our," "us," the "Company," refers to Source Gold Corp..

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

January 31, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)	6

Condensed Consolidated Statement of Cash Flows (unaudited)	8

Notes to the Condensed Consolidated Financial Statements (unaudited)	9

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

	As of	As of
	Jan 31, 2013	July 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 302	$ 15,620
Accounts receivable, net	-	-
Prepaid expenses	815	140
Total current assets	1,117	15,760
Computer equipment	1,357	1,849
Notes receivable	-	-
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 87,474	$ 102,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 135,613	$ 132,114
Notes payable, current	121,774	115,000
Notes payable interest	4,208	2,165
Notes payable, derivative liability	66,846	38,425
Due to related party - Note 6	4,962	3,429
Total Current Liabilities	333,402	291,133
Notes payable	-	-
Notes payable, related party	-	-
Total liabilities	333,402	291,133
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value,180,000,000 shares authorized; 66,891,902 (July 31, 2012 - 51,381,765) shares issued and outstanding	66,891	51,381
Additional paid in capital	14,100,766	13,970,994
Accumulated other comprehensive loss	(9,936)	(528)
Retained earnings (accumulated deficit)	(14,403,650)	(14,210,371)
Total shareholders' equity	(245,928)	(188,524)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 87,474	$ 102,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

					From
					Inception
					(June 04, 2008
	Three month period ended		Six month period ended		to
	January 31,		January 31,		January 31,
	2013	2012	2013	2012	2013

Sales	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Accounting and audit fees	10,505	15,824	23,655	30,951	203,493
Depreciation	246	-	492	-	616
Legal fees	2,095	11,013	18,799	19,992	258,054
Management fees	18,000	18,000	36,000	36,000	11,197,569
Mineral property exploration costs	-	-	-	-	159,263
Mineral property option impairment	-	-	3,317	-	2,203,611
Office expenses	400	3,713	4,030	12,506	113,861
Tax penalties and interest	-	-	-	-	80,347
Other operating expenses	-	-	-	-	-
Net profit/(loss) from operations	(31,246)	(48,550)	(86,293)	(99,449)	(14,216,814)

Other income/ (expense)
Interest on convertible notes	(2,011)	-	(3,818)	-	(35,983)
Derivative liability expense	(80,299)	-	(112,428)	-	(150,853)

Net Loss	(113,556)	(48,550)	(202,539)	(99,449)	(14,403,650)

Other comprehensive gain (loss)					-
Foreign currency translation adjustments	-	111	(155)	6,938	(683)
Foreign exchange gain (loss)	-	27	7	(5,595)	(9,253)

Net profit/(loss) before income taxes	(113,556)	(48,412)	(202,687)	(98,106)	(14,413,585)
Income tax expense	-	-	-	-	-
Comprehensive Loss	$ (113,556)	$ (48,412)	$ (202,687)	$ (98,106)	$ (14,413,585)

Per share information
Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Basic, weighted number of shares outstanding basic and diluted	63,148,271	50,227,564	59,404,006	50,076,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From
			Inception
	Six months ended		(June 4, 2008)
	January 31,		to
	2013	2012	January 31,2013
Cash flows from operating activities
Net loss	(202,539)	(99,449)	(14,403,650)
Adjustments to reconcile net profit to net cash in operating activities
Derivative liability expense	112,428	-	150,853
Interest expense - beneficial conversion feature of convertible notes	-	-	30,000
Depreciation	492	-	616
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option			2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities
Increase in prepaid expenses	(675)	-	(815)
Increase in accrued interest	3,818	-	5,983
Increase in accounts payable and accrued liabilities	4,788	(12,500)	136,902
Increase in notes payable, current	11,774	-	11,774
Increase in loans payable	(1,289)	-	(1,289)
Net cash used in operating activities	(71,203)	(111,949)	(907,890)

Cash flows from investing activities
Purchase of equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Net cash flows used in investing activities	-	-	(206,867)

Cash flows from financing activities
Proceeds of notes payable	54,500	-	167,658
Proceeds of related party	1,533	1,495	4,962
Proceed from issuance of common stock	-	75,000	952,375
Net cash provided in financing activities	56,033	76,495	1,124,995

Effect of foreign exchange on cash	(148)	1,343	(9,936)

Change in cash	(15,318)	(34,111)	302
Cash at the beginning of the period	15,620	47,106	-
Cash at the end of the period	302	12,995	302

Supplementary disclosure for non-cash investing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the year ending July 31, 2013.

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

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

Nature of Operations and Going Concern

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

During the year ended July 31, 2009, the Company acquired via its subsidiary company IRC Exploration Ltd. (“IRC”), a mineral claim located in British Columbia, Canada. During the year ended

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 2

Natures of Operations and Going Concern - (Cont’d)

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

The Company has yet to achieve profitable operations, has accumulated a deficit of $14,403,650 since inception, has working capital deficiency of $332,285 has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 3

Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a material impact on its results of operations or financial position.

Note 4

Computer equipment

	January 31	July 31
	2013	2012

Computer equipment	$ 1,973	$ 1,973
Accumulated depreciation	(616)	(124)
	$ 1,357	$ 1,849

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 5

Financial Instruments - (Cont’d)

Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 6

Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As at January 31, 2013, due to related party includes $4,962 (July 31, 2012 - $3,429) owing to the President.

During the three month period ended January 31, 2013, the Company incurred management fees of $18,000 (three month period ended January 31, 2012 - $18,000) owed to the Company’s president.

During the six month period ended January 31, 2013, the Company incurred management fees of $36,000 (six month period ended January 31, 2012 - $36,000) owed to the Company’s president.

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

Note 7

Convertible Notes Payable

	January 31,	31-Jul
	2013	2012
Promissory Note #1	$ -	$ 32,500
Promissory Note #2	30,000	30,000
Promissory Note #3	25,500	52,500
Promissory Note #4	42,500	-
Promissory Note #5	12,000	-
Promissory Note #6	11,774	-
	121,774	115,000
Interest	4,208	2,165
Derivative liability	66,846	38,425
	$ 192,827	$ 155,590

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matured on October 25, 2012.  During the three month period ended January 31, 2013 the Company accrued $nil (three months ended January 31, 2012 - $nil) in interest expense.

During the six month period ended January 31, 2013 the Company accrued $507 (six months ended January 31, 2012 - $nil) in interest expense.

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

During the period ending January 31, 2013 the Company re-classified the derivative liability amount of $11,029 to additional paid in capital.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #3

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500 dated May 14, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 18, 2013.  During the three month period ended January 31, 2013 the Company accrued $798.24 (three month period ended January 31, 2012 - $nil) in interest expense. .  During the six month period ended January 31, 2013 the Company accrued $1,856 (six month period ended January 31, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

The Company recorded a derivative liability of $80,299 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On November 26, 2012 the Company issued 1,558,442 common shares upon the conversion of the principal amount of $12,000.  The derivative liability amounting to $18,469 was re-classified to additional paid in capital.

On December 13, 2012 the Company issued 1,463,415 common shares upon the conversion of the principal amount of $6,000. The derivative liability amounting to $8,833 was re-classified to additional paid in capital.

On January 22, 2013 the Company issued 2,903,226 common shares upon the conversion of the principal amount of $9,000. The derivative liability amounting to $13,651 was re-classified to additional paid in capital.

As of January 31, 2013 the derivative liability balance is $39,347.

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500 dated October 5, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the three month period ended January 31, 2013 the Company accrued $857 (three month period ended January 31, 2012 - $nil) in interest expense.  During the six month period ended January 31, 2013 the Company accrued $1,099 (six month period ended January 31, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000 dated October 30, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2013.  During the three month period ended January 31, 2013 the Company accrued $241.97 (three month period ended January 31, 2012 - $nil) in interest expense.  During the six month period ended January 31, 2013 the Company accrued $241.97 (six month period ended January 31, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Promissory Note #6

On December 18, 2012, the Company converted loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  During the three month period ended January 31, 2013 the Company accrued $114 (three month period ended January 31, 2012 - $nil) in interest expense.  During the six month period ended January 31, 2013 the Company accrued $114 (six month period ended January 31, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Note 8

Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Many of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six months ended January 31, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $80,402 (July 31, 2012 - $38,425).  During the six month period ending January 31, 2013 $59,500 (July 31, 2012 - $nil) of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 8

Derivative Liability – (Cont’d

	January 31,	31-Jul
	2013	2012
Balance, beginning of year	$ 38,425	$ -
Initial recognition of derivative liability	80,402	38,425
Conversion of derivative liability to APIC
Promissory Note #1	(11,029)	-
Promissory Note #3	(40,952)	-
Balance, as of January 31, 2013	$ 66,846	$ 38,425

Note 9

Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 900,000,000 shares of its $0.001 par value common stock.

During the three month period ended January 31, 2013, the Company issued 5,925,083 common shares with a fair value of $38,900 upon the conversion of promissory notes into common stock.

Warrants and Options

As of July 31, 2012 and 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 10

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 10

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

As of January 31, 2013, the operator held exploration advances amounting to $nil (July 31, 2012 - $nil). Due to lack of funding, the Company has no immediate plans to explore these properties to determine resources available and consequently the costs incurred of $68,599 for these mineral properties were deemed to be fully impaired as of July 31, 2011.  Subsequent to the period end the Company abandoned the claims.

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

During the six month period ended January 31, 2013, the Company incurred exploration expenditures of $3,317.

Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties is deemed to be fully impaired.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2013

(Unaudited)

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

As at January 31, 2013, no exploration expenditures have been incurred on the property.

Note 11

Commitments

The Company has an on-going agreement with a director of the Company to provide management services for $6,000 per month.  Either party may terminate the agreement with one month’s written notice.

Note 12

Subsequent events

On February 25, 2013, the holder of a convertible note converted $6,800 of principal and interest into 3,090,909 shares of its common stock at a price of $0.0022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2013	July 31, 2012
Current Assets	$ 1,117	$ 15,760
Current Liabilities	(333,402)	291,133
Working Capital (Deficit)	(332,285)	(275,373)

Cash Flows

	January 31, 2013	January 31, 2012
Cash Flows from (used in) Operating Activities	$(71,203)	$(111949)
Cash Flows from (used in) Financing Activities	56,033	76,495
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	(15,318)	(34,111)

Results for the Six Months Ended January 31, 2013 Compared to the Six Months Ended January 31, 2012

Operating Revenues

The Company’s revenues for the six months ended January 31, 2013 and January 31, 2012 were $nil and $nil, respectively. We do not anticipate earning revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the six months ended January 31, 2013 and January 31, 2012 were $nil and $nil, respectively.

Gross Profit

The Company’s gross profit (loss) for the six months ended January 31, 2013 and January 31, 2012 was $(86,293) and $(99,499), respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended January 31, 2013 and January 31, 2012 were $86,293 and $99,499, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, legal fees and accounting and audit fees.  The decrease was primarily attributable to a decrease in Accounting and Audit fees and Office expenses appropriate for normal operations.

Net Loss

Net loss for the six months ended January 31, 2013 was $(202,539) compared with a net loss of $(99,499) for the six months ended January 31, 2012.  The increased loss is due to an increase in the accretion of convertible note discount – Note 7.

Results for the Period from June 4, 2008 (inception of exploration stage) Through January 31, 2013

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration stage) through January 31, 2013 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration stage) through January 31, 2013 were $nil.

Gross Profit

The Company’s gross profit (loss) for the period from June 4, 2008 (inception of exploration stage) through January 31, 2013 was $(14,216,814).

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration stage) through January 31, 2013 were $14,216,814.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration stage) through January 31, 2013 was $(14,403,650).

Liquidity and Capital Resources

As at January 31, 2013, the Company had a cash balance and asset total of $302 and $87,474, respectively, compared with $15,620 and $102,609 of cash and total assets, respectively, as at July 31, 2012. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at January 31, 2013, the Company had total liabilities of $333,402 compared with $291,133 as at July 31, 2012. The increase in total liabilities was attributed to the issuance of a note payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital increased from $275,373 deficit at July 31, 2012 to $332,285 at January 31, 2013.

Cashflow from Operating Activities

During the six months ended January 31, 2013, cash used in operating activities was $(71,203) compared to $(111,949) for the six months ended January 31, 2012.  The increase in the amounts of cash used for operating activities was primarily due to the accretion of discount on convertible notes and interest and depreciation.

Cashflow from Investing Activities

During the six months ended January 31, 2013 cash used in investing activities was $nil compared to $nil for the six months ended January 31, 2012.

Cashflow from Financing Activities

During the six months ended January 31, 2013, cash provided by financing activity was $56,033 compared to $76,495 for the six months ended January 31, 2012.  The decrease in cash provided by financing activities is due to receiving proceeds from issuance of common stock for the six months ended January 31, 2012.

Quarterly Developments

On December 17, 2012, Lauren Notar, resigned as Secretary and Treasurer of the Company, effective immediately. Her resignation is for personal reasons and is not in connection with any known disagreement with the Company on any matter. On December 17, 2012 the Board of Directors appointed Mr. Jon Fullenkamp, as the Chairman of the Board of Directors, effective immediately.

Jon Fullenkamp – 58 - obtained his degrees, Geology, Physics, Chemistry, and History from the University of South Dakota. He then entered into the oil and gas exploration first with the Western Company of North America, which included Pioneer Drilling and Western Oceanic. Within the last 10 years Mr. Fullenkamp has been involved in drilling and completing wells in parts of Texas, Oklahoma, Kansas, Wyoming, Colorado, Montana, Louisiana, Arkansas, and then moving onto the Appalachian Region including West Virginia, Pennsylvania, Ohio, and New York. During this period Mr. Fullenkamp worked on the deepest wells drilled in the world, located in west Texas. Mr. Fullenkamp took on a management role when he led the Western Company into the Eastern Seaboard. At this time he had over 2,000 employees under his direction. The expansion into the Eastern region was very successful. In the early 1990’s he developed a network of 3,000 commercial fueling stations across the United States, distributing over a billion gallons of fuel per year and an annual revenue of $3.5 billion. During this time he also developed a similar network for Chevron USA named the Chevron Commercial Fueling Network. Mr. Fullenkamp, developed a network of alternative fuels for the State of California. In 2000 he returned to the oil and gas business to evaluate, develop, and produce lower risk opportunities in the State of Texas. He has acted as a consultant to Exxon, Mobil Oil, Tenneco, Devon Energy, Spring Energy, Texaco, and Union Oil. The Company appointed Mr. Fullenkamp, as a Director on account of his more than 20 years of active involvement with the management and directing of resource companies, combined with his practical mining and drilling experience, which have given him unique insight into the industry and allowed him to develop a well-rounded business approach for resource companies.

On January 24, 2013, The Company appointed Dhugald Pinchin as a Director of Source Gold Corp. effective immediately.

Dhugald Pinchin – obtained his degree in Bachelors of Business Administration and began working in the resource sector in the late 1990's. Mr. Pinchin then spent 10 years working in the banking sector specializing in finance and lending. Mr. Pinchin then returned to the resource sector and is currently working as Vice President of Business development focusing on resource properties in Mexico from early exploration to those with primary resource calculations.

On January 29, 2013, the Company amended its Articles of Incorporation by filing Amended and Restated Articles of Incorporation to increase the total number of authorized shares from 180,000,000 shares to 900,000,000 shares including 720,000,000 shares of $0.001 par value common stock.

Subsequent Developments

On February 28, 2013, Lauren Notar, resigned as President, Chief Executive Officer and Chief Financial Officer. Her resignation is for personal reasons and is not in connection with any known disagreement with the Company on any matter. On February 28, 2013, the Board of Directors appointed Mr. Jon Fullenkamp, as President, Chief Executive Officer and Chief Financial Officer, effective immediately.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 15, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 7, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

On November 26, 2012, the holder of a convertible note converted a total of $12,000 of principal and interest into 1,558,442 shares of its common stock at a price of $0.01.

On December 13, 2012, the holder of a convertible note converted $6,000 of principal and interest into 1,463,415 shares of its common stock at a price of $0.0040.

On January 22, 2013, the holder of a convertible note converted $9,000 of principal and interest into 2,903,226 shares of its common stock at a price of $0.0031.

2. Subsequent Issuances:

On February 25, 2013, the holder of a convertible note converted $6,800 of principal and interest into 3,090,909 shares of its common stock at a price of $0.0022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None. Effective on or about December 12, 2012, the Company terminated the services of its principal independent auditor, De Joya Griffith (the “Former Accountant”).

In the Former Accountant’s principal accountant’s report on the Company’s financial statements for its fiscal years ended July 31, 2012 and 2011, no adverse opinion or disclaimer of opinion was issued and no opinion of the Former Accountant was modified as to audit scope or accounting principles. Our Former Accountant’s report on the Company’s financial statements for the years ended July 31, 2012 and 2011, as reported in the registrant’s Form 10-K that was filed with the Securities and Exchange Commission on November 7, 2012, contained a paragraph concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty.

The change in auditor was recommended, approved and ratified by the Company's Board of Directors.

Since the Company’s inception on June 4, 2008, through its most recent fiscal year ended July 31, 2012, and subsequent interim periods preceding this change of independent auditors, the Company is not aware of any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company is not aware of any reportable events (as defined in Item 304(a)(iv) or (v) of Regulation S-K) that have occurred during the two most recent fiscal years and the interim periods preceding the dismissal of the Former Accountant.

The Company has engaged the firm of Anton Chia, (the “New Accountant”), as its new principle independent accountant effective December 12, 2012, to audit our financial records. During the two most recent fiscal years and the interim period preceding the appointment of the New Accountant, we have not consulted the New Accountant regarding either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to the Company that the Company considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Item 304(a)(iv) or (v) of Regulation S-K).

On December 18, 2012, the Company executed an Unsecured Promissory Note (the “DCGI Note”) to Direct Capital Group, (“DCGI”).  Under the terms of the DCGI Note, the Company has borrowed a total of $11,773.94 from DCGI, which accrues interest at an annual rate of 8% and has a maturity date of June 18, 2013. The DCGI Note also contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
10.1	Promissory Note dated January 23, 2012	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.2	Promissory Note dated March 19, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.

10.3	Property Option Agreement dated March 28, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.4	Promissory Note dated May 14, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.5	Promissory Note dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.6	Stock Purchase Agreement	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.7	Promissory Note by and between the Company and Direct Capital Group, dated December 18, 2012	Filed Herewith.
16.1	Representative Letter from De Joya Griffith	Filed with the SEC on January 9, 2013 as part of our Current Report on Form 8-K.
31.1 31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14 Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith. Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

SOURCE GOLD CORP.
Dated: March 25, 2013	/s/ Jon Fullenkamp
Jon Fullenkamp
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 25, 2013	/s/ Jon Fullenkamp
By: Jon Fullenkamp Its: Director
Dated: March 25, 2013	/s/ Dhugald Pinchin
By: Dhugald Pinchin Its: Director

Endnotes