Form 10-Q
period 2013-04-30
Source Gold Corp.
filed 2013-06-19
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54840

SOURCE GOLD CORP.

(Name of small business issuer in its charter)

Nevada	N/A
(State of incorporation)	(I.R.S. Employer Identification No.)

1155 Camino Del Mar #162

Del Mar, CA 92014

(Address of principal executive offices)

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

As of May 15,2013, there were 80,370,066 shares of the registrant’s $0.001 par value common stock issued and outstanding.

SOURCE GOLD CORP.*

TABLE OF CONTENTS

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

ITEM 1.FINANCIAL STATEMENTS

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

April 30, 2013 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)

       4

Consolidated Statements of Operations and Comprehensive Loss (unaudited)                            5

Consolidated Statement of Stockholder Equity (unaudited)

       6

Consolidated Statement of Cash Flows (unaudited)                                                                      9

Notes to the Consolidated Financial Statements (unaudited)

      10

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	Apr 30, 2013	July 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$ 110	$ 15,620
Accounts receivable, net	-	-
Prepaid expenses	815	140
Total current assets	925	15,760
Computer equipment	1,111	1,849
Notes receivable	-	-
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 87,036	$ 102,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 178,843	$ 132,114
Notes payable, current	124,474	115,000
Notes payable interest	6,273	2,165
Notes payable, derivative liability	94,922	38,425
Due to related party	15,782	3,429
Loan payable	711	-
Total Current Liabilities	421,005	291,133
Notes payable	-	-
Notes payable, related party	-	-
Total liabilities	421,005	291,133
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value,180,000,000 shares authorized; 80,370,066 (July 31, 2012 - 51,381,765) shares issued and outstanding	80,370	51,381
Additional paid in capital	14,146,688	13,970,994
Accumulated other comprehensive loss	(683)	(528)
Retained earnings (accumulated deficit)	(14,560,344)	(14,210,371)
Total shareholders' equity	(333,969)	(188,524)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 87,036	$ 102,609

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					From
					Inception
					(June 04, 2008
	Three month period ended		Nine month period ended		to
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013)

Sales	$ -	$ -	$ -	$ -	$ -
Cost of good sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Accounting and audit fees	5,609	7,458	29,264	38,409	209,102
Depreciation	246	-	738	-	862
Legal fees	6,170	9,993	24,969	29,985	264,224
Management fees	45,000	18,000	81,000	54,000	11,242,569
Mineral property exploration costs	-	3,317	3,317	3,317	159,263
Mineral property option impairment	-	-	-	-	2,203,611
Office expenses	25,675	15,881	29,705	28,387	139,536
Tax penalties and interest	-	-	-	-	80,347
Other operating expenses	-	-	-	-	-
Net profit/(loss) from operations	(82,699)	(54,649)	(168,992)	(154,098)	(14,299,513)
Other income/ (expense)
Foreign exchange (gain) loss	-	(184)	7	(5,779)	(9,253)
FV change of derivative liability	26,243	-	26,243	-	26,243
Interest on convertible notes	(116,784)	(30,614)	(120,602)	(30,614)	(152,767)
Convertible debt discount	25,799	(10,556)	(86,629)	(10,556)	(125,054)
Net profit/(loss) before income taxes	(147,442)	(96,003)	(349,974)	(201,047)	(14,560,344)
Income tax expense	-	-	-	-	-
Net Loss	(147,442)	(96,003)	(349,974)	(201,047)	(14,560,344)
Other comprehensive gain (loss)					-
Foreign currency translation adjustments	-	(752)	(155)	6,186	(683)
Comprehensive Loss	(147,442)	(96,755)	(350,129)	(194,861)	(14,561,027)

Per share information
Basic, weighted number of common shares outstanding	71,762,871	50,381,765	63,433,087	50,177,848
Net profit/(loss) per common share	(0.00)	(0.00)	(0.01)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From
			Inception
	Nine months ended		(June 4, 2008
	April 30,		to
	2013	2012	April 30,2013)
Cash flows from operating activities
Net profit/(loss)	(349,974)	(201,047)	(14,560,344)
Adjustment to reconcile net profit to net cash in operating activities
Derivative liability expense	60,386	10,556	98,811
Interest expense - beneficial conversion feature of convertible notes	-	30,000	30,000
Depreciation	738	-	862
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities
(Increase) decrease in prepaid expenses	(675)	340	(815)
(Decrease) increase in accrued interest	120,602	614	122,767
(Decrease) increase in accounts payable and accrued liabilities	46,729	(17,005)	178,843
(Decrease) increase in notes payable, current	11,774	-	11,774
(Decrease) increase in due to related party current	-	-	-
(Decrease) increase in loans payable	711	-	711
(Decrease) increase in other current liabilities	-	-	-
Net cash provided/ (used) in operating activities	(109,709)	(176,542)	(955,655)

Cash flows from investing activities
(Purchase)/ sale of property, plant and equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Mineral property exploration advances	-	-	-
Net cash flows provided/ (used) in investing activities	-	-	(206,867)

Cash flows from financing activities
(Payments)/ proceeds of notes payable	82,000	-	195,158
(Payments)/ proceeds of related party	12,353	3,397	15,782
(Payments)/ proceeds of promissory notes	-	62,500	-
Proceed from issuance of common stock	-	75,000	952,375
Net cash provided/ (used) in financing activities	94,353	140,897	1,163,315

Effect of foreign exchange on cash	(155)	6,186	(683)

Change in cash and cash equivalents	(15,511)	(29,459)	110
Cash and cash equivalents at the beginning of the period	15,620	47,106	-

Cash and cash equivalents at the end of the period	110	17,647	110

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

The accompanying notes are an integral part of these consolidated financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended July 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending July 31, 2013.

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

April 30, 2013

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

The Company has yet to achieve profitable operations, has accumulated a deficit of $14,560,344 since inception, has working capital deficiency of $420,080, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising fromnormal business operations when they come due.

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

April 30, 2013

(Unaudited)

Note 3

Newly Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have a material impact on its results of operations or financial position.

Note 4

Computer equipment

	April 30	July 31
	2013	2012

Computer equipment	$ 1,973	$ 1,973
Accumulated depreciation	(862)	(124)
	$ 1,111	$ 1,849

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

April 30, 2013

(Unaudited)

Note 5

Financial Instruments - (Cont’d)

Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 6

Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As at April 30, 2013, due to related party includes $4,962 (July 31, 2012 - $3,429) owing to the former President.

During the three month period ended April 30, 2013, the Company incurred management fees of $45,000 (three month period ended April 30, 2012 - $18,000) owed to the Company’s former president and Syndication Capital.

During the nine month period ended April 30, 2013, the Company incurred management fees of $81,000 (nine month period ended April 30, 2012 - $54,000) owed to the Company’s former president and Syndication Capital.

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

On June 21, 2011, the Company amended the agreement by issuing a resolution to reflect a payment of $7,500 per month for services rendered.

On October 31, 2012, the President of the Company acquired 10,000,000 common shares of the Company in a private transaction.  As of October 31, 2012, the President holds a 16.4% interest in the common stock of the Company.

On March 6, 2013, the Company received $10,820 in management fees from Grid Petroleum.

Note 7

Convertible Notes Payable

	April 30,	July 31
	2013	2012
Promissory Note #1	$ -	$ 32,500
Promissory Note #2	30,000	30,000
Promissory Note #3	700	52,500
Promissory Note #4	42,500	-
Promissory Note #5 Promissory Note #6 Promissory Note #7	12,00011,774 27,500	- - -
	124,474	115,000
Interest	6,273	2,165
Derivative liability	94,922	38,425
	$225,669	$ 155,590

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matured on October 25, 2012.  During the three month period ended April 30, 2013 the Company accrued $nil (three months ended April 30, 2012 - $614) in interest expense.

During the nine month period ended April 30, 2013 the Company accrued $nil (nine months ended April 30, 2012 - $614) in interest expense.

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

During the period ending April 30, 2013 the Company re-classified the derivative liability amount of $11,029 to additional paid in capital.

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

April 30, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #3

During the year ended July 31, 2012 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 (2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500 dated May 14, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 18, 2013.  During the three month period ended April 30, 2013 the Company accrued $312 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $3,065 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On November 11, 2012, the Company recorded an initial derivative liability of $69,992 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On November 26, 2012 the Company issued 1,558,442 common shares upon the conversion of the principal amount of $12,000.  The derivative liability amounting to $15,803 was re-classified to additional paid in capital.

On December 13, 2012 the Company issued 1,463,415 common shares upon the conversion of the principal amount of $6,000. The derivative liability amounting to $6,951 was re-classified to additional paid in capital.

On January 22, 2013 the Company issued 2,903,226 common shares upon the conversion of the principal amount of $6,000. The derivative liability amounting to $12,172 was re-classified to additional paid in capital.

On February 25, 2013 the Company issued 3,090,909 common shares upon the conversion of the principal amount of $6,800. The derivative liability amounting to $6,661 was re-classified to additional paid in capital.

On March 25, 2013 the Company issued 3,466,667 common shares upon the conversion of the principal amount of $5,200. The derivative liability amounting to $13,544 was re-classified to additional paid in capital.

On April 3, 2013 the Company issued 3,470,588 common shares upon the conversion of the principal amount of $5,900. The derivative liability amounting to $11,741 was re-classified to additional paid in capital.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #3 (Cont’d)

On April 22, 2013 the Company issued 3,450,000 common shares upon the conversion of the principal amount of $6,900. The derivative liability amounting to $8,681 was re-classified to additional paid in capital.

As of April 30, 2013 the principal balance is $700 and the derivative liability balance is $887.

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500 dated October 5, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the three month period ended April 30, 2013 the Company accrued $829 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $1,099 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On April 4, 2013, the Company recorded a derivative liability of $84,577 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On April 30, 2013, the Company recorded a credit to the derivative liability of $32,691 based on the fair value bringing the derivative liability balance to $51,886.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000 dated October 30, 2012.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2013.  During the three month period ended April 30, 2013 the Company accrued $234 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $476 (nine month period ended April 30, 2012 - $nil) in interest expense.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #5 (Cont’d)

On April 29, 2013, the Company recorded a derivative liability of $14,650 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

Promissory Note #6

On December 18, 2012, the Company converted loan payable of $11,773.94 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  During the three month period ended April 30, 2013 the Company accrued $230 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $343 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Promissory Note #7

On February 12, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500 January 23, 2013.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 13, 2013.  During the three month period ended April 30, 2013 the

Company accrued $464 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $422 (nine month period ended April 30, 2012 - $nil) in interest expense.

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

During the nine months ended April 30, 2013, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $138,528 (July 31, 2012 - $38,425).  During the nine month period ending April 30, 2013 $84,300 (July 31, 2012 - $nil) of convertible notes payable were converted into common stock of the Company.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 8       Derivative Liabilities – (Cont’d)

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	April 30,	July 31,
	2013	2012
Balance, beginning of year	$ 38,425	$ -
Initial recognition of derivative liability	169,322	38,425
FV change in derivative liability	(26,243)
Conversion of derivative liability to APIC
Promissory Note #1	(11,029)	-
Promissory Note #3	(75,553)	-
Balance as of April 30, 2013	$ 94,922	$ 38,425

Note 9

Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 900,000,000 shares of its $0.001 par value common stock.

During the three month period ended April 30, 2013, the Company issued 13,478,164 common shares with a fair value of $24,800 upon the conversion of promissory notes into common stock.

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

April 30, 2013

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

April 30, 2013

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

As atApril 30, 2013, the operator held exploration advances amounting to $nil (July 31, 2012 - $nil). Due to lack of funding, the Company has no immediate plans to explore these properties to determine resources available and consequently the costs incurred of $68,599 for these mineral properties were deemed to be fully impaired as of July 31, 2011.  Subsequent to the period end the Company abandoned the claims.

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

During the nine month period ended April 30, 2013, the Company incurred exploration expenditures of $3,317.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

As at April 30, 2013, no exploration expenditures have been incurred on the property.

Note 11

Commitments

The Company has an on-going agreement with a director of the Company to provide management services for $6,000 per month.  Either party may terminate the agreement with one month’s written notice.

Note 12

Subsequent events

On May 16, 2013, the holder of a convertible note converted $2,800 of principal and interest into 2,545,455 shares of its common stock at a price of $0.0011.

On June 6, 2013, the holder of a convertible note converted $3,200 of principal and interest into 3,440,860 shares of its common stock at a price of $0.00093.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2013 $	July 31, 2012 $
Current Assets	925	15,760
Current Liabilities	421,005	291,133
Working Capital (Deficit)	(420,080)	(275,373)

Cash Flows

	April 30, 2013 $	April 30, 2012 $
Cash Flows from (used in) Operating Activities	(109,709)	(176,542)
Cash Flows from (used in) Financing Activities	94,353	140,897
Cash Flows from (used in) Investing Activities	-	-
Net Increase (decrease) in Cash During Period	(15,511)	(29,459)

Results for the Nine Months Ended April 30, 2013 Compared to the Nine Months Ended April 30, 2012

Operating Revenues

The Company’s revenues for the Nine months ended April 30, 2013 and April 30, 2012 were $nil and $nil, respectively. We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the Nine months ended April 30, 2013 and April 30, 2012 were $nil and $nil, respectively.

Gross Profit

The Company’s gross profit (loss) for the Nine months ended April 30, 2013 and April 30, 2012 was $(349,974) and $(201,047), respectively.

General and Administrative Expenses

General and administrative expenses for the Nine months ended April 30, 2013 and April 30, 2012 were $168,992 and $154,098, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, officer compensation, legal fees and accounting and audit fees.  The increasewas primarily attributable to an increase in Management fees for normal operations.

Net Loss

Net loss for the Nine months ended April 30, 2013 was $(349,974) compared with a net loss of $(201,047) for the nine months ended April 30, 2012.  The increased loss is due to an increase in the accretion of convertible note discount and interest on convertible notes– Note 7.

Results for the Period from June 4, 2008 (inception of exploration stage) Through April 30, 2013

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration stage) through April 30, 2013 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration stage) through April 30, 2013 were $nil.

Gross Profit

The Company’s gross profit (loss) for the period from June 4, 2008 (inception of exploration stage) through April 30, 2013 was $(14,560,344).

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration stage) through April 30, 2013 were $14,299,513.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration stage) through April 30, 2013 was $(14,560,344).

Liquidity and Capital Resources

As at April 30, 2013, the Company had a cash balance and asset total of $110 and $87,036, respectively, compared with $15,620 and $102,609 of cash and total assets, respectively, as at July 31, 2012. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at April 30, 2013, the Company had total liabilitiesof $421,005 compared with $291,133 as at July 31, 2012. The increase in total liabilities was attributed to the issuance of a note payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital increased from $275,373 deficit at July 31, 2012 to $420.080 at April 30, 2013.

Cashflow from Operating Activities

During the Nine months ended April 30, 2013, cash used in operating activities was $(109,709) compared to $(176,542) for the Nine months ended April 30, 2012.  The increase in the amounts of cash used for operating activities was primarily due to the accretion of discount on convertible notes and interest and depreciation.

Cashflow from Investing Activities

During the Nine months ended April 30, 2013 cash used in investing activities was $nil compared to $nil for the Nine months ended April 30, 2012.

Cashflow from Financing Activities

During the Nine months ended April 30, 2013, cash provided by financing activity was $94,353 compared to $140,897 for the Nine months ended April 30, 2012.  The decrease in cash provided by financing activities is due to receiving proceeds from issuance of common stock for the Nine months ended April 30, 2012.

Quarterly Developments

On May 9, 2013, Jon Fullenkamp, resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and as a Director. His resignation is for personal reasons and is not in connection with any known disagreement with the Company on any matter. On May 9, 2013 the Board of Directors appointed Mr. Dhugald Pinchin, as the Chairman of the Board of Directors, President, Secretary, and Treasurer, effective immediately.

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

On March 25, 2013, the holder of a convertible note converted a total of $5,200 of principal and interest into 3,466,667 shares of its common stock at a price of $0.0015.

On April 3, 2013, the holder of a convertible note converted $5,900 of principal and interest into 3,470,588 shares of its common stock at a price of $0.0017.

On April 22, 2013, the holder of a convertible note converted $6,900 of principal and interest into 3,450,000 shares of its common stock at a price of $0.0020.

2. Subsequent Issuances:

On May 16, 2013, the holder of a convertible note converted $2,800 of principal and interest into 2,545,455 shares of its common stock at a price of $0.0011.

On June 6, 2013, the holder of a convertible note converted $3,200 of principal and interest into 3,440,860 shares of its common stock at a price of $0.00093.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.

3.4	Resolution Increasing Management Compensation Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
10.1	Promissory Note dated January 23, 2012	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.2	Promissory Note dated March 19, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.3	Property Option Agreement dated March 28, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.4	Promissory Note dated May 14, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.5	Promissory Note dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.6	Stock Purchase Agreement	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.7	Promissory Note by and between the Company and Direct Capital Group, dated December 18, 2012	Filed Herewith.
16.1 20.1	Representative Letter from De Joya Griffith List of Subsidiaries	Filed with the SEC on January 9, 2013 as part of our Current Report on Form 8-K. Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

SOURCE GOLD CORP.
Dated: June 19, 2013	/s/ Dhugald Pinchin
Dhugald Pinchin
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 19, 2013	/s/ Dhugald Pinchin
By: Dhugald Pinchin Its: Director