Form 10-Q/A
period 2013-04-30
Source Gold Corp.
filed 2013-06-27
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of May 15, 2013, there were 80,370,066 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Source Gold Corp. (the “Company”) for the quarter ended April 30, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on June 19, 2013. The Amendment is being filed for the purpose of restating the unaudited financial statements that begin on page 3 of this 10-Q/A as well as the financial numbers used in the MD&A section that begin on page 14. The revisions are the result of an audit partner and manager review of the financials filed in our Original Filing. The Amendment encloses exhibit 10.7, Promissory Note by and between the Company and Direct Capital Group, dated December 18, 2012, which was inadvertently not attached to the Original Filing. This Amendment to the Form 10-Q for the period ended April 30, 2013, also contains currently dated certifications as Exhibits 31.01, 32.01 and 32.02

For ease of reference, this Form 10-Q/A amends and restates the Original Filing in its entirety. Revisions to the Original Filing have been made to the following sections:

•                  Part I, Item 1 — Financial Statements

•                  Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Part II, Item 6 – Exhibits

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way, and speaks as of the date of the Original Filing and does not reflect events occurring subsequent to the original filing date.

SOURCE GOLD CORP.*

TABLE OF CONTENTS

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	18

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

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

April 30, 2013 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (2013 unaudited)

                                    4

Consolidated Statements of Operations and Comprehensive Loss (unaudited)                            5

Consolidated Statement of Cash Flows (unaudited)                                                                      9

Notes to the Consolidated Financial Statements (unaudited)

      10

SOURCE GOLD CORP.
(A Development Stage Company)
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
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					From
					Inception
					(June 04, 2008
	Three month period ended		Nine month period ended		to
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013)

Sales	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Accounting and audit fees	5,609	7,458	29,264	38,409	209,102
Depreciation	246	-	738	-	862
Legal fees	6,170	9,993	24,969	29,985	264,224
Management fees	45,000	18,000	81,000	54,000	11,242,569
Mineral property exploration costs	-	3,317	3,317	3,317	159,263
Mineral property option impairment	-	-	-	-	2,203,611
Office expenses	25,675	15,881	29,705	28,387	139,536
Tax penalties and interest	-	-	-	-	80,347
Other operating expenses	-	-	-	-	-
Net profit/(loss) from operations	-82,699	-54,649	-168,992	-154,098	-14,299,513
Other income/ (expense)
Foreign exchange (gain) loss	-	-184	7	-5,779	-9,253
FV change of derivative liability	26,243	-	26,243	-	26,243
Interest on convertible notes	-116,784	-30,614	-120,602	-30,614	-152,767
Convertible debt discount	25,799	-10,556	-86,629	-10,556	-125,054
Net profit/(loss) before income taxes	-147,442	-96,003	-349,974	-201,047	-14,560,344
Income tax expense	-	-	-	-	-
Net Loss	-147,442	-96,003	-349,974	-201,047	-14,560,344
Other comprehensive gain (loss)					-
Foreign currency translation adjustments	-	-752	-155	6,186	-683
Comprehensive Loss	$ (147,442)	$ (96,755)	$ (350,129)	$ (194,861)	$ (14,561,027)

Per share information

Basic, weighted number of common shares outstanding	71,762,871	50,381,765	63,433,087	50,177,848
Net profit/(loss) per common share	0	0	-0.01	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

(Unaudited)
			From
			Inception
	Nine months ended		(June 4, 2008
	April 30,		to
	2013	2012	April 30,2013)
Cash flows from operating activities
Net loss	$ (349,974)	$ (201,047)	$ (14,560,344)
Adjustment to reconcile net loss to net cash in operating activities
Fair value change of derivative liability	26,243	10,556	36,799
Convertible debt interest expense	150,637	-	178,506
Beneficial conversion feature of convertible notes	-	30,000	30,000
Depreciation	738	-	862
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-675	340	-815
(Decrease) increase in accrued interest	-	614	2,165
(Decrease) increase in accounts payable and accrued liabilities	46,729	-17,005	178,843
(Decrease) increase in notes payable, interest	4,108	-	4,108
Net cash used in operating activities	-122,194	-176,542	-968,140

Cash flows from investing activities
Purchase of computer equipment	-	-	-1,973
Mineral property option acquisition	-	-	-204,894
Net cash flows used in investing activities	-	-	-206,867

Cash flows from financing activities
Payments from promissory notes	93,774	62,500	206,932
Due to related party	12,353	3,397	15,782
Proceeds from loan payable	711	-	711
Proceed from issuance of common stock	-	75,000	952,375
Net cash provided by financing activities	106,838	140,897	1,175,800

Effect of foreign exchange on cash	-155	6,186	-683
Change in cash and cash equivalents	-15,511	-29,459	110
Cash and cash equivalents at the beginning of the period	15,620	47,106	-
Cash and cash equivalents at the end of the period	110	17,647	110

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending July 31, 2013.

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., (‘IRC”) a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc, (‘NBI”) a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, (“SB”) a Limited Liability Company incorporated in Nevada, USA on June 18, 2010; and Vulture Gold LLC (“Vulture”), a Nevada Limited Liability Company which was acquired on August 7, 2010.

All significant inter-company transactions and balances have been eliminated.

Note 2

Nature of Operations and Going Concern

The Company was incorporated in the state of Nevada, United States of America on June 4, 2008.  The Company is a development stage company and was formed for the purpose of acquiring exploration and development stage mineral properties.  The Company’s year-end is July 31. On August 31, 2009, the Company changed its name to Source Gold Corp. in order to reflect the current focus of the Corporation.

Effective September 10, 2009, the Company increased the number of authorized common shares of the Company from 90,000,000 to 180,000,000 shares and authorized preferred shares from 10,000,000 to 20,000,000 shares per director’s resolution dated August 31, 2009.  The Company also conducted a four to one forward stock split of the Company’s issued and outstanding common shares per director’s resolution. Following this stock split, the number of outstanding shares of the Company’s common stock increased from 11,100,000 shares to 44,400,000 shares. All share and per share information in these financial statements has been retroactively restated for all periods presented to give effect to this stock split.

During the year ended July 31, 2009, the Company acquired via its subsidiary company IRC Exploration Ltd. (“IRC”), a mineral claim located in British Columbia, Canada. During the year ended

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 2

Natures of Operations and Going Concern - (Cont’d)

July 31, 2010, the mineral property option agreement for the claim in British Columbia was abandoned.

During the year ended July 31, 2010, the Company acquired two additional mineral properties located in Ontario, Canada. The Company also incorporated two new subsidiary companies, Northern Bonanza Inc. (“NBI”) to hold its mineral properties located in Ontario, Canada; and Source Bonanza LLC (“SB”), to hold its mineral properties located in the USA. The Company also transferred its Ontario mineral properties to NBI during the year ended July 31, 2010.

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 10)

On March 28, 2012, the Company entered into a property option agreement to acquire a 100% undivided right in three tenures comprising 2,785 acres in northern British Columbia, Canada. (Note 10)

The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

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

The Company has yet to achieve profitable operations, has accumulated a deficit of $14,560,344 since inception, has working capital deficiency of $420,080, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they become due.

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

(A Development Stage Company)

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable, accrued liabilities, and derivative liabilities, in management’s opinion approximate their fair value due to the short maturity of such instruments. Derivative liabilities are valued using Level 3 inputs.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 6

Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As of April 30, 2013, due to related party includes $15,782 (July 31, 2012 - $3,429) owing to the former President.

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

Note 7

Convertible Notes Payable

	April 30,	31-Jul
	2013	2012
Promissory Note #1	$ -	$ 32,500
Promissory Note #2	30,000	30,000
Promissory Note #3	700	52,500
Promissory Note #4	42,500	-
Promissory Note #5	12,000	-
Promissory Note #6	11,774	-
Promissory Note #7	27,500	-
	124,474	115,000
Interest Payable	6,273	2,165
Derivative liability	94,922	38,425
	$ 225,669	$ 155,590

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note was unsecured, bore  interest at 8% per annum, and matured on October 25, 2012.  During the three month period ended April 30, 2013 the Company accrued $nil (three months ended April 30, 2012 - $614) in interest expense. .

During the nine month period ended April 30, 2013, the Company accrued $nil (nine months ended April 30, 2012 - $614) in interest expense as the entire note was converted into common stock during the first quarter of 2013.

The note could be converted at the option of the holder into Common stock of the Company.  The conversion price was 51% of the market price, where market price was defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

During the three month period ended October 31, 2012, the Company issued an aggregate of 9,585,054 common shares with a fair value of $66,301 upon the conversion into common stock of this convertible note.

During the nine months ending April 30, 2013, the Company reclassified the derivative liability amount of $11,029 to additional paid in capital.

Promissory Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000.  The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company.  The fixed conversion price is $0.01 per share.  Accordingly the note may be converted into 3,000,000 common shares of the Company.

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features".  The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

During the year ended July 31, 2012 interest expense relating to the beneficial conversion feature of this convertible note of $30,000 (2011 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #3

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500.   The promissory note is unsecured, bears interest at 8% per annum, and matured on February 18, 2013.  During the three month period ended April 30, 2013 the Company accrued $312 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $3,065 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On November 11, 2012, the Company recorded an initial derivative liability of $69,992 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On November 26, 2012, the Company issued 1,558,442 common shares upon the conversion of the principal amount of $12,000.  The derivative liability amounting to $15,803 was reclassified to additional paid in capital.

On December 13, 2012, the Company issued 1,463,415 common shares upon the conversion of the principal amount of $6,000. The derivative liability amounting to $6,951 was reclassified to additional paid in capital.

On January 22, 2013, the Company issued 2,903,226 common shares upon the conversion of the principal amount of $9,000. The derivative liability amounting to $12,172 was reclassified to additional paid in capital.

On February 25, 2013, the Company issued 3,090,909 common shares upon the conversion of the principal amount of $6,800. The derivative liability amounting to $6,661 was reclassified to additional paid in capital.

On March 25, 2013, the Company issued 3,466,667 common shares upon the conversion of the principal amount of $5,200. The derivative liability amounting to $13,544 was reclassified to additional paid in capital.

On April 3, 2013, the Company issued 3,470,588 common shares upon the conversion of the principal amount of $5,900. The derivative liability amounting to $11,741 was reclassified to additional paid in capital.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #3 (Cont’d)

On April 22, 2013, the Company issued 3,450,000 common shares upon the conversion of the principal amount of $6,900. The derivative liability amounting to $8,681 was reclassified to additional paid in capital.

As of April 30, 2013, the principal balance is $700 and the derivative liability balance is $887.

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500.    The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the three month period ended April 30, 2013 the Company accrued $829 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013 the Company accrued $1,099 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On April 4, 2013, the Company recorded a derivative liability of $84,577 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

On April 30, 2013, the Company recorded a debit to the derivative liability of $32,691 based on the change in fair value bringing the derivative liability balance to $51,886.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured, bears interest at 8% per annum, and maturedon April 30, 2013.  During the three month period ended April 30, 2013, the Company accrued $234 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013, the Company accrued $476 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 3, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #5 (Cont’d)

On April 29, 2013, the Company recorded a derivative liability of $14,650 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774  to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  During the three month period ended April 30, 2013, the Company accrued $230 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013, the Company accrued $343 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Promissory Note #7

On February 12, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500.The promissory note is unsecured, bears interest at 8% per annum, and matures on August 13, 2013.  During the three month period ended April 30, 2013 the

Company accrued $464 (three month period ended April 30, 2012 - $nil) in interest expense.  During the nine month period ended April 30, 2013, the Company accrued $422 (nine month period ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Note 8

Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the nine months ended April 30, 2013, the Company has a balance of derivative liabilities for embedded conversion features related to convertible notes payable of face value $94,922  (July 31, 2012 - $38,425).  During the nine month period ending April 30, 2013, $84,300 (July 31, 2012 - $nil) of convertible notes payable were converted into common stock of the Company.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

Note 8       Derivative Liabilities – (Cont’d)

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

April 30,
2013
Balance, at July 31, 2012	$ 38,425
Initial recognition of derivative liability	169,322
Fair value change in derivative liability	-26,243
Conversion of derivative liability to Additional Paid-in Capital
Promissory Note #1	-11,029
Promissory Note #3	-75,553
Balance as of April 30, 2013	$ 94,922

Note 9

Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 180,000,000 shares of its $0.001 par value common stock.

During the three month period ended April 30, 2013, the Company issued 13,478,164 common shares with a fair value of $24,800 upon the conversion of promissory notes into common stock.

Warrants and Options

As of April 30, 2013 and July 31, 2012 , there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

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

 i)

Cash payments:

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 3, 2013

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

•

$46,640 (CDN$50,000) upon execution of the Option agreement (paid);

•

$57,078(CDN$60,000) on or before December 1, 2009 (paid)

ii)

Exploration expenditures of $484,768 (CDN$500,000) on or before December 31, 2010, and $969,268 (CDN$1,000,000) in aggregate on or before December 31, 2011.

In aggregate to July 31, 2011, the Company incurred exploration expenditures aggregating $155,946 (See below regarding status of the agreement)

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

The Company, and a director of the Company (The Company subsequently purchased these claims from the director), purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577.  Subsequent to acquisition, the claims were transferred to the Company’s wholly owned subsidiary, Northern Bonanza Inc.  Due to the lapse of the underlying claims, the Company impaired $131,295 of acquisition costs incurred as of July 31, 2010, comprising the initial $103,718 payment and the additional payment of $27,577.

The original optionor represents that control of the claims remains with the optionor and that the Company has no right to further explore the property.  The Company disagrees with this assertion and accordingly, ownership to the claims is in dispute.  On January 6, 2011, the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims.  The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established.

Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April30, 2013

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

ii.

A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and $1,200,000 in damages from Thunder Bay and Wheeler.

During the year ended July 31, 2010, the Company entered into a property purchase agreement, which was formalized on May 4, 2010, to acquire a 100% interest in 21 mining claims located in  Northern Ontario for $50,767 (Cdn$51,800).  During the year ended July 31, 2010, the Company incurred an additional $17,741 in staking costs in relation to these claims.  Subsequent to the acquisition the claims and exploration costs were transferred to NBI at cost.

During the year ended July 31, 2010, the Company made exploration advances to the operator amounting to $47,806.  As of July 31, 2010, the operator had incurred exploration expenses aggregating $20,118 resulting in net advances held being $26,968.  During the year ended July 31, 2011, the Company made further advances to the operator of $7,040.

During the year ended July 31, 2011, the operator incurred exploration expenditures of $34,008 and the Company also incurred direct exploration expenditures of $47,335.

As of April 30, 2013, the operator held exploration advances amounting to $nil (July 31, 2012 - $nil). Due to lack of funding, the Company has no immediate plans to explore these properties to determine resources available and consequently the costs incurred of $68,599 for these mineral properties were deemed to be fully impaired as of July 31, 2011.  Subsequent to the period end the Company abandoned the claims.

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

Source Gold Corp.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April30, 2013

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs  incurred for these mineral properties was  deemed to be fully impaired with a mineral property option impairment recorded in the amount of $2,203,611 during the fiscal year 2011.

d)

On March 28, 2012, the Company entered into a property option agreement whereby the Company was granted an option to earn a 100% interest in 3 mineral tenures located in Northern British Columbia.  The option agreement is denominated in US dollars.

Consideration for the option was the issuance of 1,000,000 common shares of the Company on March 28, 2012 valued at $80,000 (issued), and a cash payment of $5,000 by April 2, 2012 (paid) and aggregate exploration expenditures of $25,000 by September 15, 2013.

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

RESULTS OF OPERATIONS

Working Capital

	30-Apr-13	31-Jul-12
Current Assets	$ 925	$ 15,760
Current Liabilities	421,005	291,133
Working Capital (Deficit)	$ (420,080)	$ (275,373)

Cash Flows

Nine Months Ended

	30-Apr-13	30-Apr-12
Cash Flows from (used in) Operating Activities	$ (122,194)	$ (176,542)
Cash Flows from (used in) Investing Activities
Cash Flows from (used in) Financing Activities	106,838	140,897
Net Increase (decrease) in Cash During Period	$ (15,511)	$ (29,459)

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

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2013 and April 30, 2012 were $168,992 and $154,098, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, officer compensation, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in Management fees for normal operations.

Net Loss

Net loss for the nine months ended April 30, 2013 was $(349,974) compared with a net loss of $(201,047) for the nine months ended April 30, 2012.  The increased net loss is due to an increase in the accretion of convertible note discount and interest on convertible notes– Note 7.

Results for the Period from June 4, 2008 (inception of exploration stage) Through April 30, 2013

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of development stage) through April 30, 2013 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of development stage) through April 30, 2013 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of development stage) through April 30, 2013 were $14,299,513.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration stage) through April 30, 2013 was $(14,560,344).

Liquidity and Capital Resources

As at April 30, 2013, the Company had a cash balance and total assets of $110 and $87,036, respectively, compared with $15,620 and $102,609 of cash and total assets, respectively, as at July 31, 2012. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at April 30, 2013, the Company had total liabilities of $421,005 compared with $291,133 as at July 31, 2012. The increase in total liabilities was attributed to the issuance of a note payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $275,373 at July 31, 2012 to $420,080 at April 30, 2013.

Cashflows from Operating Activities

During the nine months ended April 30, 2013, cash used in operating activities was $(122,194) compared to $(176,542) for the nine months ended April 30, 2012.  The decrease in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the discount and interest on convertible notes. .

Cashflows from Investing Activities

During the nine months ended April 30, 2013 cash used in investing activities was $nil compared to $nil for the Nine months ended April 30, 2012.

Cashflows from Financing Activities

During the nine months ended April 30, 2013, cash provided by financing activities was $106,838 compared to $140,897 for the nine months ended April 30, 2012.  The decrease in cash provided by financing activities is due to receiving proceeds from issuance of common stock for the nine months ended April 30, 2012.

Quarterly Developments

On May 9, 2013, Jon Fullenkamp, resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Chairman of the Board and as a Director. His resignation is for personal reasons and is not in connection with any known disagreement with the Company on any matter. On May 9, 2013, the Board of Directors appointed Mr. DhugaldPinchin, as the Chairman of the Board of Directors, President, Secretary, and Treasurer, effective immediately.

DhugaldPinchin obtained his degree in Bachelors of Business Administration and began working in the resource sector in the late 1990's. Mr. Pinchin then spent 10 years working in the banking sector specializing in finance and lending. Mr. Pinchin then returned to the resource sector and is currently working as Vice President of Business Development focusing on resource properties in Mexico from early exploration to those with primary resource calculations.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited 2012 financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 7, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement	Filed with the SEC on November 15, 2011 as part of our Annual Report on Form 10-K.
10.1	Promissory Note dated January 23, 2012	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.2	Promissory Note dated March 19, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.3	Property Option Agreement dated March 28, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.4	Promissory Note dated May 14, 2012	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.5	Promissory Note dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.6	Stock Purchase Agreement	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.7	Promissory Note by and between the Company and Direct Capital Group, dated December 18, 2012	Filed herewith.
16.1	Representative Letter from De Joya Griffith	Filed with the SEC on January 9, 2013 as part of our Current Report on Form 8-K.

20.1	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

SOURCE GOLD CORP.
Dated: June 27, 2013	/s/ DhugaldPinchin
DhugaldPinchin
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 27, 2013	/s/ DhugaldPinchin
By: DhugaldPinchin Its: Director