Form 10-K
period 2013-07-31
Source Gold Corp.
filed 2013-12-04
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended July 31, 2013

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

SOURCE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54840	46-1814729
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
1155 Camino Del Mar, #162 Del Mar, CA 92014 (Address of principal executive offices)

(949) 436-9382

(Registrant’s Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No[X]

0

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. . [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.[ ]	Accelerated filer	[ ]
Non-accelerated filer	.[ ] (Do not check if a smaller reporting company)	Smaller reportingcompany	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2013was $478,200 based upon the price ($0.008) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of October 14, 2013, there were123,305,895shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “SRGL,”“we”, “us” and “our” are references to Source Gold Corp.All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Company Overview

We are an exploration state company that intends to engage in the exploration of mineral properties. We have acquired three mineral claims through our wholly owned subsidiaries Northern Bonanza, Inc., an Ontario corporation, (“Northern Bonanza”) and Source Bonanza, LLC, a Nevada limited liability company, (“Source Bonanza”), and have an option to acquire a fourth set of claims in British Columbia. None of these properties possesses known mineral reserves. Exploration of these mineral claims is required before a final determination as to their viability can be made.

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

Title to Southern Beardmore Claims.

We only hold the mineral rights to the Southern Beardmore Claims.  We do not possess surface rights to the property.  There are no royalties;back in rights payments or other agreements and encumbrances to which the property is subject. Additionally, there are no environmental liabilities to which the property is subject or permits that must be acquired to conduct the work proposed.

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

We and our former sole officer and director, Lauren Notar, purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. We subsequently purchased these claims from our sole officer and director. Subsequent to acquisition, the claims were transferred to our wholly owned subsidiary, Northern Bonanza Inc

The original optionor represents that control of the claims remains with the option or and that we have no right to further explore the property. We disagree with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims.  The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established.  Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

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

Present Condition of KRK West Claims.

At the moment there are no established mineralized zones, mineral resources, mineral reserves and mine workings, tailing ponds, waste deposits and important natural features and improvements, relative to the outside property boundaries

Work Completed on the Claims and Proposed and Current State of Exploration and Development on the Claims.

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

Impairment of the KRK West Claims.

We impaired a total of $131,295 of acquisition costs incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577

Source Bonanza, LLC.

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

•

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

In 1870 a new corporation was formed to operate the Vulture and Vulture Extension of Taylor and Smith. This company was known as the Arizona Central Mining Company. Vulture Extension property was reportedly located to the north of the Vulture Mine and is believed to be located on claim 27 and 28, an area staked by Gold Point LLC.  An 80 stamp mill was built at the mine, and water was pumped from Hassayampa at Seymour, through a seven mile pipe line. Power was supplied by wood burning boilers. Work was continued by this company for nine years on a large scale. A great deal of very low grade ore was treated. No exact figures are available on the production but scattered estimates of the Art one Daily Star and U.S. Mint reports indicate a probable gross of 3,000,000 ounces. The mine was worked down about 300 feet to a fault which cut off the ore body.

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

•

Red Cloud Mine

o

This shaft is located at 0329733 E, 3745506 N at an elevation of 2,222 ft. (692 m). The shaft area is fenced. Mine dump material is lying in the immediate surrounding area. Groundwater was observed in the shaft by throwing a piece of rock in the shaft and is estimated to be at a depth of 60 to 80 m below ground surface. Three old trenches were observed; two on the west and one on the east side along strike of this shaft.

•

Red Cloud Mill and Shaft

o

An old shaft, foundations of a stamp mill and an approximately 30 m long trench was observed at this location. A small dump of old milling material was also observed.

•

Vulture Mine Extension

o

This area is marked by the presence of a shaft, an abandoned mill site with remnants of hoist, head frame, ball mills, generator, etc. This area is located on Vulture claim at 0330263 E, 3744219 N with an elevation of 2162 ft. (659 m). The shaft is fenced and was observed to be plugged with rock material at 6 to 7 m depth.

•

Mohawk

o

Gold Point claims 27-29 located immediately to the west of Vulture Mine private property were historically called Mohawk group of claims reportedly located 2 miles (3 km) to the west of historical Vulture and Black Hawk mines. Historical work done in this area included a shaft down to about 48 feet which passed through 24 feet of ledge matter.

Work Completed on the Vulture Claims.

During the years ended July 31, 2013 and July 31, 2012, we incurred exploration expenditures of $3,317 and $3,317 on the property.

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

Phase 2 - Ground Geophysical Surveying, Diamond Drilling

Based on the results of Phase 1 program, the following ground geophysical surveys should be carried out at suitable locations: 3D Induced Polarization (“IP”), Magnetometer Survey and Electromagnetic (“EM”) - VLF Survey;

•

The IP technique will help in measuring the amount of disseminated metallic sulphides in the underlying porphyritic rocks and quartz veins.  This technique energizes the ground surface with an alternating square wave pulsar via a pair of current electrodes and the IP effect is measured as a time diminishing voltage at the receiver electrodes.

•

The very-low frequency (VLF) EM method will help to detect any subsurface conducting zone by utilizing radio signals in the 15 to 30 kilohertz (kHz) range that are used for military communications.

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

•

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

•

We can serve as the operator on the British Columbia Claims;

•

Naughty will retain a 3.0% royalty in the British Columbia Claims. A further description of the royalty on the British Columbia Claims can be found in the Agreement;

•

Under certain terms and conditions we will have the ability to purchase 2% of the 3% royalty held by Naughty;

•

If Naughty desires to sell the royalty, then we have a first right of refusal;

•

We can assign the agreement with the consent of Naughty;

•

We and Naughty agreed to the establishment of an area of common interest which covers all land within 2 kilometers of the British Columbia Claims. If Naughty acquires mining permits in such area of common interest, then he must offer us the mining permits at staking cost plus 20%. If acquired, the mining permits would fall under the terms of the Agreement;

•

Conduct such prospecting, exploration and development work as we deem advisable; and

•

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

British Columbia.

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

Employees

We have no employees as of the date of this report other than our President and CEO, Mr. Dhugald Pinchin. We conduct our business largely through agreements with consultants and other independent third party vendors. We do not anticipate hiring additional employees over the next twelve months.

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

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

Our common stock is considered a "penny stock". The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the Common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a "low-priced" security or "penny stock" under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document, which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

The company continues to use significant amounts of cash for its business operations, which could result in us having insufficient cash to fund the company's operations and expenses under our current business plan.

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue our current business strategy. Any fluctuations or downturn in the securities market could adversely affect the value of our outstanding securities. As a result, without achieving growth in our business along the lines we have projected, we would have to alter our business plan or further augment our cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of mineral properties.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.  The search for valuable minerals also involves numerous hazards.  As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  At the present time, we have no coverage to insure against these hazards.  The payment of such liabilities may have a material adverse effect on our financial position.  In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in the discovery of mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

If we are unable to successfully compete within the mineral exploration business, we will not be able to achieve profitable operations.

The mineral exploration business is highly competitive.  This industry has a multitude of competitors and no small number of competitors dominates this industry with respect to any of the large volume metallic minerals.  Our exploration activities will be focused on attempting to located commercially viable mineral deposits on our claims.  Many of our competitors have greater financial resources than us.  As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities on our claims.  If we are unable to retain qualified personnel to assist us in conducting mineral exploration activities on our claims; if a commercially viable deposit is found to exist, we may be unable to enter into production and achieve profitable operations.

There is substantial uncertainty about the ability of Source Gold Corp. to continue its operations as a going concern.

In their audit report, our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our officers may be unwilling or unable to loan or advance any additional capital to Source Gold Corp., we believe that if we do not raise additional capital within 12 months, we may be required to suspend or cease the implementation of our business plans. As such we may have to cease operations and you could lose your entire investment.

Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

Risks Related To Our Financial Condition

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We expect to incur continuing and significant losses into the foreseeable future.  As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration of our properties.  Our accumulated deficit will continue to increase as we continue to incur losses.  We may not be able to earn profits or continue operations if we are unable to generate significant revenues from the exploration of our mineral claims.  There is no history upon which to base any assumption as to the likelihood that we will be successful, and we may not be able to generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will most likely fail.

If we do not obtain adequate financing, our business will fail, resulting in the complete loss of your investment.

If we are not successful in earning revenues once we have started our planned sales activities, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and we may be unable to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the Company’s ability to attract customers. The Company may be unable to access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

The company’s management could issue additional shares, since the company has 900,000,000 authorized common shares, diluting the current shareholders’ equity.

The Company has 900,000,000 common shares, of which 103,014,399are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 20,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, Dhugald Pinchin serves as our sole director and, therefore, has the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our sole director could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell share of common stock at any reasonable price, if at all.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

We do not anticipate paying dividends in the foreseeable future.

We do not anticipate paying dividends on our common stock in the foreseeable future, but plan rather to retain earnings, if any, for the operation, growth and expansion of our business. Because the Company does not anticipate paying cash dividends in the foreseeable future which may lower expected returns for investors, and as such our stockholders will not be able to receive a return on their investment unless they sell their shares of common stock.

Because we expect to incur losses in the future, failure to generate revenues will cause us to go out of business and your entire investment could be lost.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Our operating results may prove unpredictable, which could result in the complete loss of your investment.

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which we have no control. Factors that may cause our operating results to fluctuate significantly include: our ability to generate enough working capital from future equity sales; the level of commercial acceptance by the public of our services; fluctuations in the demand for secure online storage; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, infrastructure and general economic conditions.

If realized, any of these factors could have a material adverse effect on our business, financial condition and operating results, which could result in the complete loss of your investment.

As the company’s sole officer and director has other outside business activities, he may not be in a position to devote a majority of his time to the company, which may result in periodic interruptions or business failure.

Mr. Pinchin our sole officer and director, has other business interests and currently devote approximately 20 hours per week to our operations. Mr. Pinchinmay have to arrange leave from his current occupation to travel around the North America and may not be able to do so at the exact period needed and this could cause an interruption to the company’s planned services, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business requires more business time of our sole officer and director, is prepared to adjust his timetable to devote more time to the Company’s business. However, he may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave the company, which could adversely affect the ability of the company to continue operations.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does have an employment agreement in place with its sole officer and directors. Their departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and directors.

In the case if the company is dissolved, it is unlikely that there will be sufficient assets remaining to distribute to the shareholders.

In the event of the dissolution of the Company, the proceeds realized from the liquidation of its assets, if any, will be distributed to the shareholders only after the claims of the Company’s creditors are satisfied.

Because we are small and have limited capital, our marketing campaign may not be sufficient to attract enough clients and we may not be able to assume significant additional costs to operate profitably. If we do not operate profitably, we may have to suspend or cease operations.

Because we are a small company, with limited capital, we must limit our marketing activities and may not be able to make our services known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. In addition, we may not be able to assume significant additional costs to operate. If we are unable to make any necessary change in the Company structure, do the proper negotiations with the developers or are faced with circumstances that are beyond our ability to afford, we may have to suspend operations or cease them entirely which could result in a total loss of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1155 Camino Del Mar, Suite #162, Del Mar, CA 92104. The lease term is month to month. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. The Company does not currently own any real property.

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

Thunder Bay maintained that control of the KRK West Claims remains with it and that we had no right to further explore the property.  We disagreed with this assertion and accordingly ownership to the claims wass in dispute.

On January 6, 2011, the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue and mediation regarding the matter that was scheduled. Two days prior to the scheduled mediation, William J. Wheeler (“Wheeler”), the principal of Thunder Bay, cancelled the mediation.

As a result of the cancellation, we filed suit. Accordingly, we filed an action against Thunder Bay and Wheeler in Ontario Superior Court of Justice. In the suit we detailed the breach of the Agreement by Thunder Bay and Wheeler and request:

•

An order transferring an application regarding mining claims to Ontario Superior Court to be consolidated with this action;

•

A declaration regarding our ownership and Thunder Bay and Wheeler’s ownership with respect to certain mining claims; and

•

$1,200,000 in damages from Thunder Bay and Wheeler.

The Company entered into a formal settlement agreement with the vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of October 31, 2011, Cdn$30,000 of the total amount due has been paid.

Other than the foregoing, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since January 2, 2009 under the symbol “IBXR”. On October 14, 2009, our symbol was changed to “SRGL” to reflect our Company’s name change. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets for the past two fiscal years, our fiscal year end is July 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.There has been very limited trading activity in our common stock, and the prices quoted may not be a reliable indication of the value of our common stock.

Fiscal Year	First Quarter Aug 1 – Oct 31	Second Quarter Nov 1 – Jan 31	Third Quarter Feb 1 – April 30	Fourth Quarter May 1 – July 31
2013 – High	$0.065	0.0247	0.0080	0.0023
2013 – Low	$0.014	0.0080	0.0025	0.0015
2012 – High	$0.053	0.024	0.008	0.003
2012 – Low	$0.004	0.005	0.002	0.001

Record Holders

As of October 14, 2013, there were 123,305,895shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 58 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

• a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

• a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
• a toll-free telephone number for inquiries on disciplinary actions;
• definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
• such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

• the bid and offer quotations for the penny stock;
• the compensation of the broker-dealer and its salesperson in the transaction;
• the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
• monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Description of Registrant’s Securities

We have authorized capital stock consisting of 900,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Recent Sales of Unregistered Securities

During the period of August 2, 2012 to October 24, 2012, the Company issued 9,585,054 common shares with a fair value of $66,301 upon the conversion of a promissory note into common stock.

During the period of November 26, 2012 and January 22, 2013, the Company issued 5,925,083 common shares with a fair value of $38,900 upon the conversion of promissory notes into common stock.

During the period of February 25, 2013 and April 22, 2013, the Company issued 13,478,164 common shares with a fair value of $24,800 upon the conversion of promissory notes into common stock.

During the period of May 16, 2013 and July 15, 2013, the Company issued 22,644,333 common shares with a fair value of $35,862 upon the conversion of promissory notes into common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Other than as previously disclosed, none.

Recent Issuances of Unregistered Securities Subsequent to our Fiscal Year end ofJuly 31, 2013.

From August 1, 2013 to October 14, 2013,a holder of a convertible note converted a total of $12,500 of principal and interest into 20,291,296 shares of our common stock.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of our preferred stock. As of this annual report no shares have been issued.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	July 31, 2013 $	July 31, 2012 $
Current Assets	829	15,760
Current Liabilities	339,765	291,133
Working Capital (Deficit)	(338,936)	(275,373)

Cash Flows

	July 31, 2013 $	For the Period from June 4, 2008, (Date of Inception) to July 31, 2013 $
Cash Flows from (used in) Operating Activities	(265,805)	(1,102,752)
Cash Flows from (used in) Investing Activities	-	(206,867)
Cash Flows from (used in) Financing Activities	241354	1,310,316
Net Increase (decrease) in Cash During Period	(15,606)	14

Results for the Year Ended July 31, 2013Compared to the Year Ended July 31, 2012

Revenues:

The Company’s revenues were $nil for the year ended July 31, 2013 compared to $nil in 2012.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues:

The Company’s cost of revenue was $nil for the year ended July 31, 2013 compared to $nil in 2012.

General and Administrative Expenses:

General and administrative expenses for the year ended July 31, 2013 and July 31, 2012 were $163,405 and $221,809, respectively.  General and administrative expenses consisted primarily of management fees, officer compensation, legal fees and accounting and audit fees.  The decreasewas primarily attributable to a decrease in management fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through July 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $289,366.  There was a loss of ($19,208) on derivative valuation for the year ended July 31, 2013.

Net Loss:

Net loss for the year ended July 31, 2013 was $(471,972) compared with a net loss of $(298,289) for the year ended July 31, 2012.  The increased net loss is due to an increase in the accretion of convertible note discount and interest on convertible notes.

Results for the Period from June 4, 2008, (Date of Inception) through July 31, 2013

Revenues:

The Company’s revenues were $nil for the year ended July 31, 2013 compare to $nil for the period from Date of Inception to July 31, 2013.

Cost of Revenues

The Company’s cost of revenue was $nil for the year ended July 31, 2013 compared to $nil for the period from Date of Inception to July 31, 2013.

General and Administrative Expenses.

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended July

31, 2013, general and administrative expenses was $163,405 compared to $14,294,017 for the period from Date of Inception to July 31, 2013.

Other Income (Expense):

Other income (expense) for the period June 4, 2008, (Date of Inception) through July 31, 2013 was $(388,327).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through July 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $(359,956).

Net Loss.

Net loss for the period June 4, 2008, (Date of Inception) through July 31, 2013was $(14,682,344). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of July 31, 2013, total current assets were $829, which consisted primarily of cash, inventory and deposits.

As of July 31, 2013, total current liabilities were $339,765, which consisted primarily of accounts payable and accrued expenses, a loan from a related party and convertible debentures. We had negative net working capital of $(338,936) as of July 31, 2013.

During the period from June 4, 2008, (Date of Inception) through July 31, 2013, operating activities used cash of $(1,102,752). The cash used by operating activities related to general and administrative expenses, the purchase of inventory for resale and non-cash items related to derivative instruments. Except for cash in the amount of $nil from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Material Commitments

The Company’s material commitments were $nil as of July 31, 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

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

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

0

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOURCE GOLD CORP. AND SUBSIDIARIES
( ANEXPLORATION STATE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

SOURCE GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STATE COMPANY)

CONTENTS F-1

July 31, 2013

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Deficit	F-5

Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 4, 2013

To the Board of Directors

Source Gold Corp.

We have audited the accompanying consolidated balance sheet of Source Gold Corp-An exploration stage Company  (the “Company”) as of July 31, 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Source Gold Corp as of July 31, 2012 were audited by other auditors whose report dated November 2, 2012 included an explanatory paragraph as to the Company’s  ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and 2012-audited by the predecessor independent registered accounting firm, and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended July 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes, the Company has current assets of  $829  and current liabilities of $339,765.   The Company has an accumulated deficit of ($14,682,344).  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack& Co. CPA’s P.C.

Woodstock, Georgia

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	July 31, 2013	July 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$ 14	$ 15,620
Accounts receivable, net	-	-
Prepaid expenses	815	140
Total current assets	829	15,760
Computer equipment	865	1,849
Notes receivable	-	-
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 86,694	$ 102,609

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 38,398	$ 132,114
Notes payable, net of discount	147,900	153,425
Notes payable interest	7,973	2,165
Notes payable, derivative liability	133,962	-
Due to related party	10,820	3,429
Loan payable	711	-
Total Current Liabilities	339,765	291,133
Notes payable	-	-
Notes payable, related party	-	-
Total liabilities	339,765	291,133
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value,180,000,000 shares authorized; 103,014,399 (July 31, 2012 - 51,381,765) shares issued and outstanding	103,014	51,381
Additional paid in capital	14,326,942	13,970,994
Accumulated other comprehensive loss	(683)	(528)
Retained earnings (accumulated deficit)	(14,682,344)	(14,210,371)
Total shareholders' equity	(253,071)	(188,524)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 86,694	$ 102,609

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
			From
			Inception
			(June 04, 2008
	Years ended		to
	July 31,		July 31,
	2013	2012	2013)

Sales	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
Accounting and audit fees	35,504	45,205	215,342
Depreciation	984	124	1,108
Management fees	50,651	72,000	11,212,220
Mineral property exploration costs	3,317	3,317	159,263
Mineral property option impairment	-	-	2,203,611
Office expenses	47,800	33,109	157,722
Professional fees	25,149	35,554	264,404
Tax penalties and interest	-	32,500	80,347
Other operating expenses	-	-	-
Net loss from operations	(163,405)	(221,809)	(14,294,017)
Other income/ (expense)
Foreign exchange (gain) loss	7	(5,890)	(9,163)
FV change of derivative liability	(19,208)	-	(19,208)
Interest on convertible notes	(156,905)	(32,165)	(189,070)
Convertible debt discount	(132,461)	(38,425)	(170,886)
Net loss before income taxes	(471,972)	(298,289)	(14,682,344)
Income tax expense	-	-	-
Net Loss	(471,972)	(298,289)	(14,682,344)
Other comprehensive gain (loss)			-
Foreign currency translation adjustments	(155)	6,927	(683)
Comprehensive Loss	(472,127)	(291,362)	(14,683,027)

Per share information
Basic, weighted number of common shares outstanding	65,892,780	50,453,902
Net profit/(loss) per common share	(0.01)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
							Deficit
						Accumulated	Accumulated
					Additional	Other	during the	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Balance at inception (June 4, 2008)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	-	-	24,000,000	24,000	24,000			48,000
Common stock issued for cash	-	-	20,400,000	20,400	51,000	-	-	71,400
Less: commission	-	-	-	-	(7,025)	-	-	(7,025)
Net (loss) for the period	-	-	-	-	-	-	(9,089)	(9,089)
Balances July 31, 2008	-	$ -	44,400,000	$ 44,400	$ 67,975	$ -	$ (9,089)	$ 103,286

Net income (loss) for the year	-	-	-	-	-	-	(102,804)	(102,804)
Balances July 31, 2009	-	$ -	44,400,000	$ 44,400	$ 67,975	$ -	$ (111,893)	$ 482

Common stock issued for cash	-	-	400,000	400	99,600	-	-	100,000
Common stock issued for cash	-	-	220,000	220	219,780			220,000
Common stock issued for cash	-	-	33,333	33	49,967			50,000
Common stock issued for cash	-	-	105,932	106	124,894			125,000
Unrealized loss on foreign exchange	-	-	-	-	-	(2,802)	-	(2,802)
Capital contribution by former president	-	-	-	-	6,967,429	-	-	6,967,429
Net income (loss) for the year	-	-	-	-	-	-	(7,495,347)	(7,495,347)
Balances July 31, 2010	-	$ -	45,159,265	$ 45,159	$ 7,529,645	$ (2,802)	$ (7,607,240)	$ (35,238)

Common stock issued for mineral property	-	-	4,000,000	4,000	1,996,000	-	-	2,000,000
Common stock issued for cash	-	-	100,000	100	49,900	-	-	50,000
Common stock issued for cash	-	-	31,250	31	19,969	-	-	20,000
Common stock issued for cash	-	-	281,250	281	89,719	-	-	90,000
Common stock issued for cash	-	-	275,000	275	109,725	-	-	110,000
Unrealized loss on foreign exchange	-	-	-	-	-	(4,653)	-	(4,653)
Capital contribution by former president	-	-	-	-	3,992,571	-	-	3,992,571
Note 7	-	-	-	-	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(6,304,842)	(6,304,842)
Balances July 31, 2011	-	$ -	49,846,765	$ 49,846	$ 13,787,529	$ (7,455)	$ (13,912,082)	$ (82,162)

Common stock issued for cash	-	-	160,000	160	39,840	-	-	40,000
Common stock issued for cash	-	-	250,000	250	24,750	-	-	25,000
Common stock issued for cash	-	-	125,000	125	9,875	-	-	10,000
Common stock issued for mineral property			1,000,000	1,000	79,000	-	-	80,000
Intrinsic value of the beneficial conversion
of convertible debentures - Note 6	-	-	-	-	30,000	-	-	30,000
Unrealized loss on foreign exchange	-	-	-	-	-	6,927	-	6,927
Net (loss) for the year	-	-	-	-	-	-	(298,289)	(298,289)
Balances July 31, 2012	-	$ -	51,381,765	$ 51,381	$ 13,970,994	$ (528)	$ (14,210,371)	$ (188,524)

Conversion of promissory notes to stock August 2, 2012-October 24, 2012	-	-	9,585,054	9,585	65,501	-	-	75,086
Conversion of promissory notes to stock November 26, 2012-January 22, 2013	-	-	5,925,083	5,925	21,075	-	-	27,000
Elimination of derivative liabilities November 26, 2012-January 22, 2013	-	-	-	-	43,424			43,424
Conversion of promissory notes to stock February 25-April 22, 2013	-	-	13,478,164	13,478	11,321	-	-	24,799
Elimination of derivative liabilities February 25-April 22, 2013	-	-	-	-	52,566	-	-	52,566
Conversion of promissory notes to stock May 16-July 15, 2013	-	-	22,644,333	22,644	-	-	-	22,644
Elimination of derivative liabilities May 16-July 15, 2013	-	-	-	-	35,862	-	-	35,862
Reclassification of derivatives to APIC	-	-	-	-	(11,029)	-	-	(11,029)
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	137,228	-	-	137,228
Foreign currency translation			-	-	-	(155)	-	(155)
Net (loss) for the year	-	-	-	-	-	-	(471,972)	(471,972)
Balances July 31, 2013	-	-	103,014,399	103,014	14,326,942	(683)	(14,682,344)	(253,071)

The accompanying notes are an integral part of these consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
			From
			Inception
	Years ended		(June 4, 2008
	July 31,		to
	2013	2012	July 31, 2013)
Cash flows from operating activities
Net loss	(471,972)	(298,289)	(14,682,344)
Adjustment to reconcile net loss to net cash in operating activities
Fair value change of derivative liability	19,208	-	19,208
Convertible debt interest expense	235,482	38,425	279,715
Beneficial conversion feature of convertible notes	48,076	30,000	78,076
Depreciation	984	124	1,108
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(675)	340	(815)
(Decrease) increase in accrued interest	-	2,165	2,165
(Decrease) increase in accounts payable and accrued liabilities	(93,716)	2,366	30,425
(Decrease) increase in notes payable, interest	5,808	-	7,973
Net cash used in operating activities	(256,805)	(224,869)	(1,102,752)

Cash flows from investing activities
Purchase of computer equipment	-	(1,973)	(1,973)
Mineral property option acquisition	-	(5,000)	(204,894)
Net cash flows used in investing activities	-	(6,973)	(206,867)

Cash flows from financing activities
Payments from promissory notes	233,252	115,000	346,410
Due to related party	7,391	3,429	10,820
Proceeds from loan payable	711	-	711
Proceed from issuance of common stock	-	75,000	952,375
Net cash provided by financing activities	241,354	193,429	1,310,316

Effect of foreign exchange on cash	(155)	6,927	(683)

Change in cash and cash equivalents	(15,606)	(31,486)	14
Cash and cash equivalents at the beginning of the period	15,620	47,106	-
Cash and cash equivalents at the end of the period	14	15,620	14

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ 80,000	$ 2,080,000

The accompanying notes are an integral part of these consolidated financial statements.

The accompanying notes are an integral part of these financial statements

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

Note 2Nature of Operations and Ability to Continue as a Going Concern

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

On January 24, 2013, the Company increased the number of authorized common shares of the Company from 180,000,000 to 900,000,000 shares.

The Company's accumulated deficit of $14,682,344, its lack of liquidity as noted within of current assets of $829 and current liabilities of $339,765 raises concern as to the long term prospects of the Company.  Efforts are continuing to be made in raising capital, dealing with vendor relations and maintaining employee morale as the Company continues to deal with the vagaries of the market place.

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

The Company has yet to achieve profitable operations, has accumulated losses of $14,682,344 since inception, has working capital deficiency of $338,936, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising fromnormal business operations when they come due.

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

Note 3Summary of Significant Accounting Policies

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013 and July 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The accompanying notes are an integral part of these financial statements

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

Note 4Computer equipment

	July 31,	July 31,
	2013	2012
Cost
Computer equipment	$ 1,973	$ 1,973

Accumulated depreciation	(1,108)	(124)

Net book value	$ 865	$ 1,849

Note 5Financial Instruments

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

The accompanying notes are an integral part of these financial statements

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 6Related Party Transactions

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

As of July 31, 2013, due to related party includes $10,820 (July 31, 2012 - $3,429), owing to Grid Petroleum Corp.

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

On October 31, 2012, the President of the Company acquired 10,000,000 common shares of the Company in a private transaction.  As of October 31, 2012 the President holds 16.4% interest in the common stock of the Company.

Note 7Convertible Notes Payable

	July 31,	July 31,
	2013	2012
Promissory Note #1	-	32,500
Promissory Note #2	30,000	30,000
Promissory Note #3	-	52,500
Promissory Note #4	24,900	-
Promissory Note #5	12,000	-
Promissory Note #6	11,774	-
Promissory Note #7	27,500	-
Promissory Note #8	44,978	-
Promissory Note #9	11,000	-
Promissory Note #10	11,000	-
Promissory Note #11	57,500	-
Promissory Note #12	7,500	-
Promissory Note #13	7,500	-
	$ 245,652	$ 115,000
Debt discount	(8,600)	38,425
Debt discount - BCF	(89,152)	-
Notes payable, net of discount	147,900	153,425
Accrued interest	7,973	2,165
	$ 155,873	$ 155,590

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note was unsecured, bore interest at 8% per annum, and matured on October 25, 2012.  During the year ended July 31, 2013, the Company accrued $nil (nine months ended July 31, 2012 - $614) in interest expense as the entire note was converted into common stock during the first quarter of 2013.

The note could be converted at the option of the holder into Common stock of the Company.  The conversion price was 51% of the market price, where market price was defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

During the year ended July 31, 2013, the Company issued an aggregate of 9,585,054 common shares with a fair value of $66,301 upon the conversion into common stock of this convertible note.

During the year ending July 31, 2013, the Company reclassified the derivative liability amount of $11,029 to additional paid in capital.

As of July 31, 2013, principal balance of $nil, (July 31, 2012 - $nil), accrued interest of $nil (July 31, 2012 - $nil) and a derivative liability of $nil (July, 2012 - $nil) was recorded.

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

The accompanying notes are an integral part of these financial statements

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $nil (2012 - $30,000) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #3

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500.   The promissory note is unsecured, bears interest at 8% per annum, and matured on February 18, 2013.  During the year ended July 31, 2013 the Company accrued $3,075 (year ended July 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On November 11, 2012, the Company recorded an initial derivative liability of $86,027 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended July 31, 2013, the Company recorded a loss of $11,221 (July 31, 2012 - $nil) due to the change in value of the derivative liability.

During the year ended July 31, 2013, the Company issued 21,948,702 common shares upon the conversion of $52,500 of the principal balance plus $2,100 accrued interest into common stock, and $97,248 of the derivative liability was re-classified as additional paid in capital upon conversion.

The accompanying notes are an integral part of these financial statements

As of July 31, 2013, principal balance of $nil, (July 31, 2012 - $nil), accrued interest of $975 (July 31, 2012 - $nil) and a derivative liability of $nil (July, 2012 - $nil) was recorded.

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500.    The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the year ended July 31, 2013 the Company accrued $2,623 (year ended April 30, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On April 4, 2013, the Company recorded an initial derivative liability of $79,440 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended July 31, 2013, the Company recorded a loss of $968 (July 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

During the year ended July 31, 2013, the Company issued 20,098,878 common shares upon the conversion of $17,600 of the principal balance into common stock, and $34,604 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2013, principal balance of $24,900 (July 31, 2012 - $nil) accrued interest of $2,623 (July 31, 2012 - $nil) and a derivative liability of $45,804 (July, 2012 - $nil) was recorded.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured, bears interest at 8% per annum, and matured on April 30, 2013.  During the year ended July 31, 2013, the Company accrued $721 (July 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On April 29, 2013, the Company recorded an initial derivative liability of $13,844being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended July 31, 2013, the Company recorded a loss of $5,121 (July 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of July 31, 2013, principal balance of $12,000 (July 31, 2012 - $nil) accrued interest of $721 (July 31, 2012 - $nil) and a derivative liability of $18,965 (July, 2012 - $nil) was recorded.

The accompanying notes are an integral part of these financial statements

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774  to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013. During the year ended July 31, 2013, the Company accrued $581 (July 31, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On June 17, 2013, the Company recorded an initial derivative liability of $19,145 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended July 31, 2013, the Company recorded a gain of $563 (July 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of July 31, 2013, principal balance of $11,774 (July 31, 2012 - $nil) accrued interest of $581 (July 31, 2012 - $nil) and a derivative liability of $18,607 (July, 2012 - $nil) was recorded.

Promissory Note #7

On January 23, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 25, 2013.  During the year ended July 31, 2013, the Company accrued $1,139 (July 31, 2012 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On July 23, 2013, the Company recorded an initial derivative liability of $48,150 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the year ended July 31, 2013, the Company recorded a loss of $2,436 (July 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of July 31, 2013, principal balance of $27,500 (July 31, 2012 - $nil) accrued interest of $1,139 (July 31, 2012 - $nil) and a derivative liability of $50,586 (July, 2012 - $nil) was recorded.

Promissory Note #8

On May 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $44,978.26.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.During the year ended July 31, 2013, the Company accrued $897 (July 31, 2012 - $nil) in interest expense.

The accompanying notes are an integral part of these financial statements

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $44,978.26 (July 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #9

On June 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.During the year ended July 31, 2013, the Company accrued $145 (July 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (July 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #10

On July 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.During the year ended July 31, 2013, the Company accrued $72 (July 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 (July 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.During the year ended July 31, 2013, the Company accrued $769 (July 31, 2012 - $nil) in interest expense.

The accompanying notes are an integral part of these financial statements

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $57,500 (July 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.During the year ended July 31, 2013, the Company accrued $51 (July 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,500 (July 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.During the year ended July 31, 2013, the Company accrued $nil (July 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $5,250 (July 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Note 8Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the year ended July 31, 2013, the Company has a balance of derivative liabilities for embedded conversion features related to convertible notes payable of face value $133,962(July 31, 2012 - $38,425).

The accompanying notes are an integral part of these financial statements

During the year ending July 31, 2013, $102,600 (July 31, 2012 - $nil) of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

July 31,
2013
Balance, beginning of year	$ -
Initial recognition of derivative liability	246,606
Fair value change in derivative liability	19,208
Conversion of derivative liability to APIC	(131,852)
Balance as of July 31, 2013	$ 133,962

Note 9Common Stock

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

The accompanying notes are an integral part of these financial statements

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

During the period of August 2, 2012 to October 24, 2012, the Company issued 9,585,054 common shares with a fair value of $66,301 upon the conversion of a promissory note into common stock.

During the period of November 26, 2012 and January 22, 2013, the Company issued 5,925,083 common shares with a fair value of $38,900 upon the conversion of promissory notes into common stock.

During the period of February 25, 2013 and April 22, 2013, the Company issued 13,478,164 common shares with a fair value of $24,800 upon the conversion of promissory notes into common stock.

During the period of May 16, 2013 and July 15, 2013, the Company issued 22,644,333 common shares with a fair value of $35,862 upon the conversion of promissory notes into common stock.

The accompanying notes are an integral part of these financial statements

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

Warrants and Options

As of July 31, 2013 and 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

Note 10Mineral Properties

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

The accompanying notes are an integral part of these financial statements

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

The accompanying notes are an integral part of these financial statements

During the year ended July 31, 2011 the operator incurred exploration expenditures of $34,008 and the Company also incurred direct exploration expenditures of $47,335.

As of July 31, 2013, the operator held exploration advances amounting to $nil (2012 - $nil). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

c) On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada limited Liability Company.  Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine.  As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

This transaction has been recorded as an asset acquisition and the fair value paid has been allocated to the cost of acquisition of the mineral property..

During the year ended July31, 2013, the Company incurred exploration expenditures of $3,317 (2012 - $3,317) on the property.

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

During the year ended July 31, 2013, the Company incurred exploration expenditures of $3,317.

Note 11Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. During the year ended July 31, 2013, we had a net operating loss carry forwards of $(471,972) and a deferred tax asset of $160,470 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years.

	July 31,
	2013	2012
Operating loss for the year ended July 31	$ (471,972)	$ (298,289)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (160,470)	$ (101,418)
Unrecognized tax loses	(160,470)	(101,418)
Income tax expense	$ -	$ -

The accompanying notes are an integral part of these financial statements

Note 12Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $7,500 per month.  Either party may terminate the agreement with one month’s written notice.

Note 13Subsequent event

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

d) From August 1, 2013 to October 14, 2013, a holder of a convertible note converted a total of $24,500 of principal and interest into 21,958,163 shares of our common stock.

e) On August 9, 2013, the Company issued 4,545,455 common shares upon the conversion of a promissory note into common stock.

f) On August 29, 2013, the Company issued 5,245,902 common shares upon the conversion of a promissory note into common stock.

g) On September 6, 2013, the Company issued 5,254,237 common shares upon the conversion of a promissory note into common stock.

h) On September 19, 2013, the Company issued 5,245,902 common shares upon the conversion of a promissory note into common stock.

The accompanying notes are an integral part of these financial statements

F- 14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

A copy of the Former Accountant’s letter provided to the Company was filed with the SEC on our Current Report on Form 8-K, filed on January 9, 2013.

Previous Independent Registered Public Accounting Firm

1.	On October 21, 2013, Anton & Chia LLP (“Anton & Chia”) resigned as independent auditor our Company.

2.

The reports of Anton & Chia on the Company’s consolidated unaudited financial statements as of and for the periods ended April 30, 2013 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

3.	The board of directors of the Company represented by the board of directors discussed the resignation with Anton & Chia and reluctantly accepted such resignation.

4.

During the Company's most recent interim periods, and any subsequent interim period preceding the resignation on October 21, 2013, there were no disagreements between the Company and Anton & Chia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Anton & Chia, would have caused Anton & Chia to make reference to the subject matter of the disagreement(s) in connection with his reports.

5.

The Company has provided Anton & Chia with a copy of the disclosures it is making in response to this Item.  The Company has requested Anton & Chia to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree.  The Company has filed the letter furnished by Anton & Chia as an exhibit to our Current Report on Form 8-K filed with the SEC on October 25, 2013.

New Independent Registered Public Accounting Firm

On October 23, 2013, the Company engaged W. T. Uniack & Co. CPA’s as its new independent registered public accounting firm.  During the two most recent fiscal years and through October 23, 2013, the Company had not consulted with W. T. Uniack & Co. CPA’s regarding any of the following:

1.

The application of accounting principles to a specific transaction, either completed or proposed;

2.

The type of audit opinion that might be rendered on the company’s consolidated financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advice that W. T. Uniack & Co. CPA’s concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial report issues; or

3.

Any matter that was the subject of a disagreement, as that term is defined in item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this annual report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management, including the Chief Executive Officer who also serves as our Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Inasmuch as we only have one individual serving as our officer, director and employee we have determined that the Company has, per se, inadequate controls and procedures over financial reporting.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, inadequate segregation of duties consistent with control objectives, and lack of an audit committee. These material weaknesses were identified by our Chief Executive who also serves as our Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.  Based on that evaluation, the Chief Executive Office who also serves as our Principal Financial Officer concluded that the disclosure controls and procedures are ineffective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2013, the Company’s internal control over financial reporting is ineffective based on those criteria.

The Company’s management, including its Chief Executive Officer, who also serves as our Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending July 31, 2013,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

On May 1, 2013, the Company entered into a Promissory note with Syndication Capital LLC for $44,978.26 and an 8% interest rate with a November 1, 2013, maturity date.

On May 15, 2013, the Company entered into an agreement with Dhugald Pinchin to provide management services for a period of one year.

On May 31, 2013, the Company entered into a Promissory Note with our sole officer and director, for $57,500.00 and an 8% interest rate with a November 30, 2013, maturity date.

On June 1, 2013, the Company entered into a Promissory note with Syndication Capital LLC for $11,000.00 and an 8% interest rate with a December 1, 2013, maturity date.

On June 30, 2013, the Company entered into a Promissory Note for $7,500.00 with our sole officer and director, having an 8% interest and a maturity date of December 31, 2013.

             On July 1, 2013, the Company entered into a Promissory note with Syndication Capital LLC for $11,000.00 and an 8% interest rate with a January 1, 2014, maturity date.

On July 31, 2013, the Company entered into a Promissory Note for $7,500.00 with our sole officer and director, having an 8% interest and a maturity date of January 31, 2014.

On August 1, 2013, the Company entered into a Promissory note with Syndication Capital LLC for $11,000.00 and an 8% interest rate with a February 1, 2014 maturity date.

On August 31, 2013, the Company entered into a Promissory Note for $7,500.00 with our sole officer and director, having an 8% interest and a maturity date of March 3, 2014.

On September 1, 2013, the Company entered into a Promissory note with Syndication Capital LLC for $11,000.00 and an 8% interest rate with a March 1, 2014 maturity date.

             On September 30, 2013, the Company entered into a Promissory Note for $7,500.00 with our sole officer and director, having an 8% interest and a maturity date of March 31, 2014.

On October 1, 2013 the Company entered into a Promissory note with Syndication Capital LLC for $11,000.00 and an 8% interest rate with an April 1, 2014, maturity date

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Dhugald Pinchin	35	President(1), Treasurer(1), Secretary(1), & Director	January 24, 2013 (1)May 9, 2013

The Board of Directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Dhugald Pinchin - Dhugald Pinchin – obtained his degree in Bachelors of Business Administration and began working in the resource sector in the late 1990's. Mr. Pinchin then spent 10 years working in the banking sector specializing in finance and lending. Mr. Pinchin then returned to the resource sector and is currently working as Vice President of Business Development focusing on resource properties in Mexico from early exploration to those with primary resource calculations.

Identification of Significant Employees

We have no significant employees, other than Dhugald Pinchin, our President, Chief Executive Officer, and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the exploration stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended July 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended July 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended July 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended July 31, 2013 and 2012. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dhugald Pinchin (1) President, CEO, CFO, Secretary, Treasurer and Director	2013	$22,500-	50,000	-0-	-0-	-0-	-0-	-0-	-0-
		$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jon Fullenkamp Former President, CEO, CFO, Secretary, Treasurer and Director	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Loran Notar (2) Former President, CEO, CFO, Secretary, Treasurer and Director	2013	$42,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	$72,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

The Company’s officer and director currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Source Gold Corp. and the research and development associated with expanding the Company to new markets. Mr. Pinchin is the President, Secretary, Treasurer and a Director of the Company.

(2)

Pursuant to the Corporate Management Services Agreement discussed in our 2011 Annual Report on Form 10K, our former sole officer and director, Lauren Notar, received a total of $42,000 during the year ended July 31, 2013 and $72,000 during the year ended July 31, 2012.

(3)

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended July 31, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 7, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Dhugald Pinchin 1155 CAMINO DEL MAR #162 DEL MAR, CA 92014	Common	-0-	0%
All Officers and Directors as a Group	Common	-0-	0%
5% Shareholders

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)

Based on140,816,106issued and outstanding shares of common stock as of October 7, 2013.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manor:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Dhugald Pinchin is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Year Ended July 31, 2013		Year Ended July 31, 2012
Audit fees		$35,504		$23,000
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total		$35,504		$23,000

Audit Fees

During the fiscal years ended July 31, 2013, we incurred approximately $35,504 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended July 31, 2013.

During the fiscal year ended July 31, 2012, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended July 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended July 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended July 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended July 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC., dated August 7, 2010.	Filed with the SEC on August 12, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed herewith.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed herewith.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed herewith.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed herewith.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed herewith.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed herewith.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed herewith.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed herewith.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed herewith.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed herewith.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed herewith.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed herewith.
16.1	Representative Letter from DeJoya Griffith, LLC, dated January 8, 2013.	Filed with the SEC on January 9, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia, LLP, dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

Dated: December 4, 2013

/s/ Dhugald Pinchin

By: Dhugald Pinchin

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: December 4, 2013

/s/ Dhugald Pinchin

Dhugald Pinchin– Director

26