Form 10-Q
period 2013-10-31
Source Gold Corp.
filed 2013-12-18
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54840

SOURCE GOLD CORP.

(Name of small business issuer in its charter)

Nevada	46-1814729
(State of incorporation)	(I.R.S. Employer Identification No.)

1155 Camino Del Mar #162

Del Mar, CA 92014

(Address of principal executive offices)

(949) 427-0430

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

As of December 16,2013, there were 134,712,305shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

October 31, 2013 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (2013 unaudited)

       4

Consolidated Statements of Operations and Comprehensive Loss (unaudited)                            5

Consolidated Statement of Cash Flows (unaudited)                                                                      9

Notes to the Consolidated Financial Statements (unaudited)

      10

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	October 31, 2013	July 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$ 71	$ 14
Accounts receivable, net	-	-
Prepaid expenses	815	815
Total current assets	886	829
Computer equipment	619	865
Notes receivable	-	-
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 86,505	$ 86,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 39,033	$ 38,398
Notes payable, net of discount	249,145	147,900
Notes payable interest	11,755	7,973
Notes payable, derivative liability	90,475	133,962
Due to related party	10,820	10,820
Loan payable	1,751	711
Total Current Liabilities	402,980	339,765
Notes payable	-	-
Notes payable, related party	-	-
Total liabilities	402,980	339,765
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value,900,000,000 shares authorized; 128,560,132 (July 31, 2013 - 103,014,399) shares issued and outstanding	128,560	103,014
Additional paid in capital	14,372,159	14,326,942
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(14,816,510)	(14,682,344)
Total shareholders' equity	(316,474)	(253,071)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 86,505	$ 86,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

			From
			Inception
			(June 04, 2008
	Three months ended		to
	October 31,		October 31,
	2013	2012	2013)

Sales	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
Accounting and audit fees	875	13,150	216,217
Depreciation	246	246	1,354
Management fees	37,500	18,000	11,249,720
Mineral property exploration costs	-	3,317	159,263
Mineral property option impairment	-	-	2,203,611
Office expenses	17,943	3,630	175,664
Professional fees	800	16,704	265,204
Tax penalties and interest	-	-	80,347
Other operating expenses	-	-	-
Net loss from operations	(57,364)	(55,047)	(14,351,380)
Other income/ (expense)
Foreign exchange (gain) loss	-	7	(9,163)
FV change of derivative liability	11,574	-	(7,634)
Interest on convertible notes	(88,377)	(1,807)	(277,447)
Convertible debt discount	-	(32,129)	(170,886)
Net loss before income taxes	(134,167)	(88,976)	(14,816,510)
Income tax expense	-	-	-
Net Loss	(134,167)	(88,976)	(14,816,510)
Other comprehensive gain (loss)			-
Foreign currency translation adjustments	-	(155)	(683)
Comprehensive Loss	(134,167)	(89,131)	(14,817,193)

Per share information
Basic, weighted number of common shares outstanding	116,985,655	55,659,742
Net profit/(loss) per common share	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows

			From
			Inception
	Three months ended		(June 4, 2008
	October 31,		to
	2013	2012	October 31, 2013)
Cash flows from operating activities
Net loss	(134,167)	(88,976)	(14,816,510)
Adjustment to reconcile net loss to net cash in operating activities
Fair value change of derivative liability	(11,574)	-	7,634
Convertible debt interest expense	8,600	32,129	282,507
Beneficial conversion feature of convertible notes	75,995	-	154,071
Depreciation	246	246	1,354
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	(675)	(815)
(Decrease) increase in accrued interest	-	1,807	2,165
(Decrease) increase in accounts payable and accrued liabilities	635	(9,954)	36,868
(Decrease) increase in notes payable, interest	3,782	-	11,755
Net cash used in operating activities	(56,483)	(65,423)	(1,159,235)

Cash flows from investing activities
Purchase of computer equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Net cash flows used in investing activities	-	-	(206,867)

Cash flows from financing activities
Payments from promissory notes	55,500	54,500	401,910
Due to related party	-	1,533	10,820
Proceeds from loan payable	1,040	-	1,751
Proceed from issuance of common stock	-	-	952,375
Net cash provided by financing activities	56,540	56,033	1,366,856

Effect of foreign exchange on cash	-	(155)	(683)

Change in cash and cash equivalents	57	(9,545)	71
Cash and cash equivalents at the beginning of the period	14	15,620	-
Cash and cash equivalents at the end of the period	71	6,075	71

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending July 31, 2014.

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

October 31, 2013

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

The Company has yet to achieve profitable operations, has accumulated losses of $14,816,510 since inception, has working capital deficiency of $402,094, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., (‘IRC”) a company incorporated in Alberta, Canada on

August 1, 2008; Northern Bonanza Inc., (‘NBI”) a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, (“SB”) a Limited Liability Company incorporated in Nevada, USA on June 18, 2010 and Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company which was acquired on August 7, 2010.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 4

Computer equipment

	October 31,	July 31,
	2013	2013
Cost
Computer equipment	$ 1,973	$ 1,973

Accumulated depreciation	(1,354)	(1,108)

Net book value	$ 619	$ 865

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, exceptfor cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 6

Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As of October 31, 2013, due to related party includes $10,820(July 31, 2013 - $3,429) owing to Grid Petroleum.

During the three month period ended October 31, 2013, the Company incurred management fees of $37,500 (three month period ended October 31, 2012 - $18,000) owed to the Company’s president and Syndication Capital.

Note 7

Convertible Notes Payable

	October 31,	July 31,
	2013	2013
Promissory Note #2	30,000	30,000
Promissory Note #4	9,300	24,900
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #7	27,500	27,500
Promissory Note #8	44,978	44,978
Promissory Note #9	11,000	11,000
Promissory Note #10	11,000	11,000
Promissory Note #11	57,500	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	-
Promissory Note #15	7,500	-
Promissory Note #16	11,000	-
Promissory Note #17	7,500	-
Promissory Note #18	11,000	-
Promissory Note #19	7,500	-
	$ 285,552	$ 245,652
Debt discount	-	(8,600)
Debt discount - BCF	(36,407)	(89,152)
Notes payable, net of discount	249,145	147,900
Accrued interest	11,755	7,973
	$ 260,900	$ 155,873

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

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

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500.    The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the three month period ended October 31, 2013 the Company accrued $324 (three month period ended October 31, 2012 - $242) in interest expense.

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

During the three month period ended October 31, 2013, the Company issued 25,545,733 common shares upon the conversion of $15,600 of the principal balance into common stock, and $31,913 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of October 31, 2013, principal balance of $9,300 (October 31, 2012 - $nil) accrued interest of $2,947 (October 31, 2012 - $242) and a derivative liability of $13,891 (October 31, 2012 - $nil) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on April 30, 2013.  During the three month period ended October 31, 2013, the Company accrued $242 (October 31, 2012 - $nil) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

On April 29, 2013, the Company recorded an initial derivative liability of $13,844 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the three month period ended October 31, 2013, the Company recorded a gain of $1,041 (October 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of October 31, 2013, principal balance of $12,000 (October 31, 2012 - $nil) accrued interest of $963 (October 31, 2012 - $nil) and a derivative liability of $17,924 (October 31, 2012 - $nil) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013. During the three month period ended October 31, 2013, the Company accrued $237 (October 31, 2012 - $nil) in interest expense.

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

During the three month period ended October 31, 2013, the Company recorded a gain of $1,022 (October 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of October 31, 2013, principal balance of $11,774 (October 31, 2012 - $nil) accrued interest of $818 (October 31, 2012 - $nil) and a derivative liability of $17,585 (October 31, 2012 - $nil) was recorded.

Promissory Note #7

On January 23, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on

October 25, 2013.  During the three months ended October 31, 2013, the Company accrued $555 (October 31, 2012 - $nil) in interest expense.

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

During the three month period ended October 31, 2013, the Company recorded a gain of $9,511 (October 31, 2012 - $nil) due to the change in value of the derivative liability during the period.

As of October 31, 2013, principal balance of $27,500 (October 31, 2012 - $nil) accrued interest of $1,694 (October 31, 2012 - $nil) and a derivative liability of $41,075 (October 31, 2012 - $nil) was recorded.

Promissory Note #8

On May 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $44,978.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $907 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of October 31, 2013, principal balance of $44,978 (October 31, 2012 - $nil) and accrued interest of $1,804 (October 31, 2012 - $nil) was recorded.

Promissory Note #9

On June 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $222 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of October 31, 2013, principal balance of $11,000 (October 31, 2012 - $nil) and accrued interest of $367 (October 31, 2012 - $nil) was recorded.

Promissory Note #10

On July 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $222 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of October 31, 2013, principal balance of $11,000 (October 31, 2012 - $nil) and accrued interest of $294 (October 31, 2012 - $nil) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month periodended October 31, 2013, the Company accrued $1,159 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of October 31, 2013, principal balance of $57,500 (October 31, 2012 - $nil) and accrued interest of $1,928 (October 31, 2012 - $nil) was recorded.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $151 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of October 31, 2013, principal balance of $7,500 (October 31, 2012 - $nil) and accrued interest of $202 (October 31, 2012 - $nil) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $151 (October 31, 2012 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #13 – (Cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of October 31, 2013, principal balance of $7,500 (October 31, 2012 - $nil) and accrued interest of $151 (October 31, 2012 - $nil) was recorded.

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $219 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended October 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (October 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2013, principal balance of $11,000 (October 31, 2012 - $nil) and accrued interest of $219 (October 31, 2012 - $nil) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $100 (October 31, 2012 - $nil) in interest expense.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #15 – (Cont’d)

During the three month period ended October 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $2,250 (October 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2013, principal balance of $7,500 (October 31, 2012 - $nil) and accrued interest of $100 (October 31, 2012 - $nil) was recorded.

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $145 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended October 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $3,300 (October 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2013, principal balance of $11,000 (October 31, 2012 - $nil) and accrued interest of $145 (October 31, 2012 - $nil) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $51 (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended October 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $3,750 (October 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #17 – (Cont’d)

As of October 31, 2013, principal balance of $7,500 (October 31, 2012 - $nil) and accrued interest of $51 (October 31, 2012 - $nil) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $72(October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended October 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (October 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2013, principal balance of $11,000 (October 31, 2012 - $nil) and accrued interest of $72 (October 31, 2012 - $nil) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three month period ended October 31, 2013, the Company accrued $nil (October 31, 2012 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the three month period ended October 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $750 (October 31, 2012 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2013, principal balance of $7,500 (October 31, 2012 - $nil) and accrued interest of $nil (October 31, 2012 - $nil) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 8

Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the three month period ended October 31, 2013, the Company has a balance of derivative liabilities for embedded conversion features related to convertible notes payable of face value $90,475 (October 31, 2012 - $nil).  During the three month period ending October 31, 2013, $15,600 (October 31, 2012 - $nil) of convertible notes payable were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

October 31,
2013
Balance, beginning of year	$ 133,962
Initial recognition of derivative liability	-
Fair value change in derivative liability	(11,574)
Conversion of derivative liability to APIC	(31,913)
Balance as of October 31, 2013	$ 90,475

Note 9   Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 900,000,000 shares of its $0.001 par value common stock.

During the three month period ended October 31, 2013, the Company issued 25,545,733 common shares upon the conversion of $15,600 principal of a promissory note into common stock.

Warrants and Options

As of October 31, 2013 and July 31, 2013, there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

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

During the three month period ended October 31, 2013, the Company incurred exploration expenditures of $nil (October 31, 2012 - $3,317) on the property.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

October 31, 2013

(Unaudited)

Note 11

Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2013	2012
Operating loss for the three month period ended October 31	$ (134,167)	$ (88,976)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (45,617)	$ (30,252)
Unrecognized tax loses	(45,617)	(30,252)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $14,816,510 for tax purposes whichmay be recognized in future periods, not to exceed 20 years.

Note 12

Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $7,500 per month.  Either party may terminate the agreement with one month’s written notice.

Note 13  Subsequent events

On December 5, 2013, a holder of a convertible note converted a total of a total of $2,830 of principal into 6,152,174 shares of our common stock at a price of $0.00046.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2013 $	July 31, 2013 $
Current Assets	886	829
Current Liabilities	402,980	339,765
Working Capital (Deficit)	(402,094)	(338,936)

Cash Flows

Three Months Ended

	October 31, 2013 $	October 31, 2012 $
Cash Flows from (used in) Operating Activities	(56,483)	(65,423)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	56,540	56,033
Net Increase (decrease) in Cash During Period	57	(9,545)

Results for the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Operating Revenues

The Company’s revenues for the three months ended October 31, 2013 and October 31, 2012 were $nil and $nil, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the three months ended October 31, 2013 and October 31, 2012 were $nil and $nil, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2013 and October 31, 2012 were $57,364 and $55,047, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in Management fees for normal operations.

Net Loss

Net loss for the three months ended October 31, 2013 was $(134,167) compared with a net loss of $(88,976) for the three months ended October 31, 2012.  The increased net loss is due to an increase in interest on convertible notes – Note 7.

Results for the Period from June 4, 2008 (inception of exploration state) Through October 31, 2013

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration state) through October 31, 2013 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration state) through October 31, 2013 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration state) through October 31, 2013 were $14,351,380.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration state) through October 31, 2013 was $(14,816,510).

Liquidity and Capital Resources

As at October 31, 2013, the Company had a cash balance and total assets of $886 and $86,505, respectively, compared with $829 and $86,694 of cash and total assets, respectively, as of July 31, 2013. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at October 31, 2013, the Company had total liabilities of $402,980 compared with $339,765 as of July 31, 2013. The increase in total liabilities was attributed to the issuance of a notes payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $402,094 at July 31, 2013 to $338,936 at October 31, 2013.

Cashflows from Operating Activities

During the three months ended October 31, 2013, cash used in operating activities was $(56,483) compared to $(65,423) for the three months ended October 31, 2012.  The decrease  in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the discount and interest on convertible notes. .

Cashflows from Investing Activities

During the three months ended October 31, 2013 cash used in investing activities was $nil compared to $nil for the Three months ended October 31, 2012.

Cashflows from Financing Activities

During the three months ended October 31, 2013, cash provided by financing activities was $56,540 compared to $56,033 for the three months ended October 31, 2012.

Quarterly Developments

None

Subsequent Developments

None

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 4, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of October 31, 2013, Cdn$30,000 of the total amount due has been paid.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

On August 9, 2013, the holder of a convertible note converted $3,000 of principal and interest into 4,545,455 shares of its common stock at a price of $0.00066.

On August 29, 2013, the holder of a convertible note converted $3,200 of principal and interest into 5,245,902 shares of its common stock at a price of $0.00061.

On September 9, 2013, the holder of a convertible note converted a total of $3,100 of principal and interest into 5,254,237 shares of its common stock at a price of $0.00059.

On September 16, 2013, the holder of a convertible note converted $3,200 of principal and interest into 5,245,902 shares of its common stock at a price of $0.00061.

On October 21, 2013, the holder of a convertible note converted $3,100 of principal and interest into 5,254,237 shares of its common stock at a price of $0.00059.

2. Subsequent Issuances:

On December 5, 2013, a holder of a convertible note converted a total of a total of $2,830 of principal and interest into 6,152,174 shares of our common stock at a price of $0.00046.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 1, 2013, the Company entered into an Unsecured Promissory Note with Syndication Capital, LLC. Under the terms of the promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8%, with a February 1, 2014 maturity date. This note also contains customary events of default.

             On August 31, 2013, the Company entered into an Unsecured Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of March 3, 2014. This note also contains customary events of default.

On September 1, 2013, the Company entered into an Unsecured Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a March 1, 2014 maturity date. This note also contains customary events of default.

             On September 30, 2013, the Company into an Unsecured Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of March 31, 2014. This note also contains customary events of default.

On October 1, 2013, the Company entered into an Unsecured Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a April 1, 2014 maturity date. This note also contains customary events of default.

On October 31, 2013, the Company into an Unsecured Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of April 30, 2014. This note also contains customary events of default.

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

3.

Any matter that was the subject of a disagreement, as that term is defined in item 304(a)(1)(iv) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC., dated August 7, 2010.	Filed with the SEC on August 12, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21 10.22	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013. Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K. Filed herewith.
16.1	Representative Letter from DeJoya Griffith, LLC, dated January 8, 2013.	Filed with the SEC on January 9, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia, LLP, dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

SOURCE GOLD CORP.
Dated: December 19, 2013	/s/ Dhugald Pinchin
Dhugald Pinchin
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 19, 2013	/s/ Dhugald Pinchin
By: Dhugald Pinchin Its: Director