Form 10-Q
period 2014-01-31
Source Gold Corp.
filed 2014-03-24
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

As of February 25, 2014, there were 177,472,796 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1.FINANCIAL STATEMENTS

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

January 31, 2014 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (2014unaudited)

       4

Consolidated Statements of Operations and Comprehensive Loss (unaudited)                            5

Consolidated Statement of Cash Flows (unaudited)                                                                      6

Notes to the Consolidated Financial Statements (unaudited)

 7

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	January 31, 2014	July 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$ 53	$ 14
Loan receivable	15,844	-
Prepaid expenses	815	815
Total current assets	16,712	829
Computer equipment	373	865
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 102,085	$ 86,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 44,403	$ 38,398
Notes payable, net of discount	558,064	147,900
Notes payable interest	21,653	7,973
Notes payable, derivative liability	103,716	133,962
Due to related party	10,820	10,820
Loan payable	-	711
Total Current Liabilities	738,657	339,765
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value,900,000,000 shares authorized; 162,502,637 (July 31, 2013 - 103,014,399) shares issued and outstanding	162,503	103,014
Additional paid in capital	14,375,124	14,326,942
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(15,173,516)	(14,682,344)
Total shareholders' equity	(636,572)	(253,071)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 102,085	$ 86,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

					From
					Inception
					(June 04, 2008
	Three months ended		Six months ended		to
	January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014)

Sales	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Accounting and audit fees	4,800	10,505	5,675	23,655	221,017
Depreciation	246	246	492	492	1,600
G&A expenses	124,458	400	142,401	4,030	300,122
Management fees	52,500	18,000	90,000	36,000	11,302,220
Mineral property exploration costs	-	-	-	3,317	159,263
Mineral property option impairment	-	-	-	-	2,203,611
Professional fees	94,435	2,095	95,235	18,799	359,639
Tax penalties and interest	-	-	-	-	80,347
Other operating expenses	-	-	-	-	-
Net loss from operations	(276,439)	(31,246)	(333,803)	(86,293)	(14,627,819)
Other income/ (expense)
Foreign exchange (gain) loss	-	-	-	-	(9,163)
FV change of derivative liability	(38,609)	-	(27,035)	-	(46,243)
Interest on convertible notes	(41,957)	(2,011)	(130,334)	(3,818)	(319,404)
Convertible debt discount	-	(80,299)	-	(112,428)	(170,886)
Net loss before income taxes	(357,005)	(113,556)	(491,172)	(202,539)	(15,173,516)
Income tax expense	-	-	-	-	-
Net Loss	(357,005)	(113,556)	(491,172)	(202,539)	(15,173,516)
Other comprehensive gain (loss)					-
Foreign currency translation adjustments	-	-	-	(148)	(683)
Comprehensive Loss	(357,005)	(113,556)	(491,172)	(202,687)	(15,174,199)

Per share information
Basic, weighted number of common shares outstanding	101,907,152	63,148,271	124,309,495	59,404,006
Net profit/(loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
			From
			Inception
	Six months ended		(June 4, 2008
	January 31,		to
	2014	2013	January 31, 2014)
Cash flows from operating activities
Net loss	(491,172)	(202,539)	(15,173,516)
Adjustment to reconcile net loss to net cash in operating activities
Fair value change of derivative liability	27,035	-	46,243
Convertible debt interest expense	8,600	112,428	282,507
Beneficial conversion feature of convertible notes	108,054	-	186,130
Depreciation	492	492	1,600
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in loans receivable	(15,844)	-	(15,844)
(Increase) decrease in prepaid expenses	-	(675)	(815)
(Decrease) increase in accrued interest	-	3,818	2,165
(Decrease) increase in accounts payable and accrued liabilities	6,005	4,788	42,238
(Decrease) increase in notes payable, interest	13,680	-	21,653
Net cash used in operating activities	(343,150)	(81,688)	(1,445,902)

Cash flows from investing activities
Purchase of computer equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Net cash flows used in investing activities	-	-	(206,867)

Cash flows from financing activities
Payments from promissory notes	343,900	66,274	690,310
Due to related party	-	1,533	10,820
Proceeds from loan payable	(711)	(1,289)	-
Proceed from issuance of common stock	-	-	952,375
Net cash provided by financing activities	343,189	66,518	1,653,505

Effect of foreign exchange on cash	-	(148)	(683)

Change in cash and cash equivalents	39	(15,318)	53
Cash and cash equivalents at the beginning of the period	14	15,620	-
Cash and cash equivalents at the end of the period	53	302	53

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the year ending July 31, 2014.

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

January 31, 2014

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

The Company has yet to achieve profitable operations, has accumulated losses of $15,173,516 since inception, has working capital deficiency of $721,945, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 4

Computer equipment

	January 31,	July 31,
	2014	2013
Cost
Computer equipment	$ 1,973	$ 1,973

Accumulated depreciation	(1,600)	(1,108)

Net book value	$ 373	$ 865

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

January 31, 2014

(Unaudited)

Note 6

Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As of January 31, 2014, due to related party includes $10,820(January 31, 2013 - $4,962) owing to Grid Petroleum.

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

On October 31, 2012, the Former President of the Company acquired 10,000,000 common shares of the Company in a private transaction.  As of October 31, 2012 the President holds 16.4% interest in the common stock of the Company.

During the six month period ended January 31, 2014, the Company recorded management fees of $nil (six month period ended January 31, 2013 - $36,000) owed to the Company’s former president.

On May 15, 2013 the Company entered into an employment agreement with Dhugald Pinchin providing a signing bonus equivalent to $50,000 USD or stock and $7,500 per month salary.

During the six month period ended January 31, 2014, the Company recorded management fees of $45,000 (six month period ended January 31, 2013 - $nil) owed to the Company’s president.

Note 7

Convertible Notes Payable

	January 31,	July 31,
	2014	2013
Promissory Note #2	30,000	30,000
Promissory Note #4	2,410	24,900
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #7	41,250	27,500
Promissory Note #8	44,978	44,978
Promissory Note #9	11,000	11,000
Promissory Note #10	11,000	11,000
Promissory Note #11	57,500	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	-
Promissory Note #15	7,500	-
Promissory Note #16	11,000	-
Promissory Note #17	7,500	-
Promissory Note #18	11,000	-
Promissory Note #19	7,500	-
Promissory Note #20	176,000	-
Promissory Note #21	11,000	-
Promissory Note #22	7,500	-
Promissory Note #23	16,000	-
Promissory Note #24	37,500	-
Promissory Note #25	7,500	-
Promissory Note #26	7,000	-
Promissory Note #27	7,500	-
	$ 562,412	$ 245,652
Debt discount	-	(8,600)
Debt discount - BCF	(4,348)	(89,152)
Notes payable, net of discount	558,064	147,900
Accrued interest	21,653	7,973
	$ 579,718	$ 155,873

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

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500.    The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the six month period ended January 31, 2014 the Company accrued $476 (six month period ended January 31, 2013 - $1,099) in interest expense.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #4 (Cont’d)

On April 4, 2013, the Company recorded an initial derivative liability of $79,440 being the fair value of the conversion feature which was determined using the Black-Scholes valuation method.

During the six month period ended January 31, 2014, the Company recorded a loss of $15,009 (January 31, 2013 - $nil) due to the change in value of the derivative liability during the period.

During the six month period ended January 31, 2014, the Company issued 59,488,238 common shares upon the conversion of $27,140 of the principal balance into common stock, and $57,281 of the derivative liability was re-classified as additional paid in capital upon conversion.

On November 14, 2013, the Company was charged a late filing penalty and $4,650 was credited to the principal balance with a corresponding debit to the statement of operations.

As of January 31, 2014, principal balance of $2,410 (January 31, 2013 - $nil) accrued interest of $3,099 (January 31, 2013 - $1,099) and a derivative liability of $3,532 (January 31, 2013 - $nil) was recorded.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on April 30, 2013.  During the six month period ended January 31, 2014, the Company accrued $484 (January 31, 2013 - $242) in interest expense.

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

During the six month period ended January 31, 2014, the Company recorded a loss of $4,482 (January 31, 2013 - $nil) due to the change in value of the derivative liability during the period.

As of January 31, 2014, principal balance of $12,000 (January 31, 2013 - $12,000) accrued interest of $1,205 (January 31, 2013 - $nil) and a derivative liability of $23,447 (January 31, 2013 - $nil) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18,

2013. During the six month period ended January 31, 2014, the Company accrued $474 (January 31, 2013 - $114) in interest expense.

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

During the six month period ended January 31, 2014, the Company recorded a loss of $4,397 (January 31, 2013 - $nil) due to the change in value of the derivative liability during the period.

As of January 31, 2014, principal balance of $11,774 (January 31, 2013 - $11,774) accrued interest of $1,055 (January 31, 2013 - $113) and a derivative liability of $23,004 (January 31, 2013 - $nil) was recorded.

Promissory Note #7

On January 23, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 25, 2013.  During the six months ended January 31, 2014, the Company accrued $1,345 (January 31, 2013 - $nil) in interest expense.

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

During the six month period ended January 31, 2014, the Company recorded a loss of $3,147 (January 31, 2013 - $nil) due to the change in value of the derivative liability during the period.

On November 14, 2013, the Company was charged a late filing penalty and $13,750 was credited to the principal balance with a corresponding debit to the statement of operations.

As of January 31, 2014, principal balance of $41,250 (January 31, 2013 - $nil) accrued interest of $2,484 (January 31, 2013 - $nil) and a derivative liability of $53,733 (January 31, 2013 - $nil) was recorded.

Promissory Note #8

On May 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $44,978.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $1,814 (January 31, 2013 - $nil) in interest expense.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #8 (Cont’d)

As of January 31, 2014, principal balance of $44,978 (January 31, 2013 - $nil) and accrued interest of $2,711 (January 31, 2013 - $nil) was recorded.

Promissory Note #9

On June 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $444 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of January 31, 2014, principal balance of $11,000 (January 31, 2013 - $nil) and accrued interest of $589 (January 31, 2013 - $nil) was recorded.

Promissory Note #10

On July 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $444 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of January 31, 2014, principal balance of $11,000 (January 31, 2013 - $nil) and accrued interest of $516 (January 31, 2013 - $nil) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $2,318 (January 31, 2013 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #11 (Cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of January 31, 2014, principal balance of $57,500 (January 31, 2013 - $nil) and accrued interest of $3,087 (January 31, 2013 - $nil) was recorded.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $353 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $353 (January 31, 2013 - $nil) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $302 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $302 (January 31, 2013 - $nil) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $441 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $11,000 (January 31, 2013 - $nil) and accrued interest of $441 (January 31, 2013 - $nil) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $251 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $2,250 (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $251 (January 31, 2013 - $nil) was recorded.

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of

Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $367 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $3,300 (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $11,000 (January 31, 2013 - $nil) and accrued interest of $367 (January 31, 2013 - $nil) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $202 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $3,750 (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $202 (January 31, 2013 - $nil) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $294 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #18 (Cont’d)

As of January 31, 2014, principal balance of $11,000 (January 31, 2013 - $nil) and accrued interest of $294 (January 31, 2013 - $nil) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $151 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $750 (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $151 (January 31, 2013 - $nil) was recorded.

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $3,510 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $176,000 (January 31, 2013 - $nil) and accrued interest of $3,510 (January 31, 2013 - $nil) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $219 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $11,000 (January 31, 2013 - $nil) and accrued interest of $219 (January 31, 2013 - $nil) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $102 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $102 (January 31, 2013 - $nil) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of

Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $214 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $16,000 (January 31, 2013 - $nil) and accrued interest of $214 (January 31, 2013 - $nil) was recorded.

Promissory Note #24

On December 13, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 17, 2014.  During the six months ended January 31, 2014, the Company accrued $403 (January 31, 2013 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As of January 31, 2014, principal balance of $37,500 (January 31, 2013 - $nil) and accrued interest of $403 (January 31, 2013 - $nil) was recorded.

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $51 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $51 (January 31, 2013 - $nil) was recorded.

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $46 (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,000 (January 31, 2013 - $nil) and accrued interest of $46 (January 31, 2013 - $nil) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six month period ended January 31, 2014, the Company accrued $nil (January 31, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the six month period ended January 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (January 31, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of January 31, 2014, principal balance of $7,500 (January 31, 2013 - $nil) and accrued interest of $nil (January 31, 2013 - $nil) was recorded.

Note 8

Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the six month period ended January 31, 2014, the Company has a balance of derivative liabilities for embedded conversion features related to convertible notes payable of face value $103,716 (January 31, 2013- $66,846).  During the six month period ending January 31, 2014, $27,100 (January 31, 2013 - $nil) of convertible notes payable were converted into common stock of the Company.

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

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 8

Derivative Liabilities – (Cont’d)

January 31,
2014
Balance, beginning of year	$ 133,962
Initial recognition of derivative liability	-
Fair value change in derivative liability	27,035
Conversion of derivative liability to APIC	(57,281)
Balance as of January 31, 2014	$ 103,716

Note 9   Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 900,000,000 shares of its $0.001 par value common stock.

During the six month period ended January 31, 2014, the Company issued 59,488,238common shares upon the conversion of $27,140 principal of a promissory note into common stock.

Warrants and Options

As of January 31, 2014 and July 31, 2013, there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

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

January 31, 2014

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

January 31, 2014

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

During the six month period ended January 31, 2014, the Company incurred exploration expenditures of $nil (January 31, 2013 - $3,317) on the property.

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

As at January 31, 2014, no exploration expenditures have been incurred on the property.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

January 31, 2014

(Unaudited)

Note 11

Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2014	2013
Operating loss for the six month period ended January 31	$ (491,172)	$ (202,539)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (166,998)	$ (68,863)
Unrecognized tax loses	(166,998)	(68,863)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $15,173,516 for tax purposes whichmay be recognized in future periods, not to exceed 20 years.

Note 12

Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $7,500 per month.  Either party may terminate the agreement with one month’s written notice.

Note 13  Subsequent events

On February 4, 2014, a holder of a convertible note converted a total of $2,005 of principal into 7,711,538 shares of our common stock at a price of $0.00026.

On February 18, 2014, a holder of a convertible note converted a total of $2,105 of principal and interest into 7,258,621 shares of our common stock at a price of $0.00029.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2014 $	July 31, 2013 $
Current Assets	16,712	829
Current Liabilities	738,657	339,765
Working Capital (Deficit)	(721,945)	(338,936)

Cash Flows

Six Months Ended

	January 31, 2014 $	January 31, 2013 $
Cash Flows from (used in) Operating Activities	(343,150)	(81,688)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	343,189	66,518
Net Increase (decrease) in Cash During Period	39	(15,318)

Results for the Six Months Ended January 31, 2014 Compared to the Six Months Ended January 31, 2013

Operating Revenues

The Company’s revenues for the six months ended January 31, 2014 and January 31, 2013 were $nil and $nil, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the six months ended January 31, 2014 and January 31, 2013 were $nil and $nil, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended January 31, 2014 and January 31, 2013 were $333,803 and $202,539, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in Management fees for normal operations.

Net Loss

Net loss for the six months ended January 31, 2014 was $(491,172) compared with a net loss of $(202,539) for the six months ended January 31, 2013.  The increased net loss is due to an increase in G&A expenses and interest on convertible notes.

Results for the Period from June 4, 2008 (inception of exploration state) Through January 31, 2014

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration state) through January 31, 2014 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration state) through January 31, 2014 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration state) through January 31, 2014 were $14,627,819.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration state) through January 31, 2014 was $(15,173,516).

Liquidity and Capital Resources

As at January 31, 2014, the Company had a cash balance and total assets of $53 and $102,085, respectively, compared with $829 and $86,694 of cash and total assets, respectively, as of July 31, 2013. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at January 31, 2014, the Company had total liabilities of $738,657 compared with $339,765 as of July 31, 2013. The increase in total liabilities was attributed to the issuance of a notes payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $338,936 at July 31, 2013 to $721,945 at January 31, 2014.

Cashflows from Operating Activities

During the six months ended January 31, 2014, cash used in operating activities was $(343,150) compared to $(81,688) for the six months ended January 31, 2013.  The decrease in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the discount and interest on convertible notes.

Cashflows from Investing Activities

During the six months ended January 31, 2014 cash used in investing activities was $nil compared to $nil for the Six months ended January 31, 2013.

Cashflows from Financing Activities

During the six months ended January 31, 2014, cash provided by financing activities was $343,189 compared to $66,518 for the six months ended January 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 4, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of January 31, 2014, Cdn$30,000 of the total amount due has been paid.

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

On December 5, 2013, the holder of a convertible note converted $2,830 of principal and interest into 6,152,174 shares of its common stock at a price of $0.00046.

On December 19, 2013, the holder of a convertible note converted $2,750 of principal and interest into 6,707,317 shares of its common stock at a price of $0.00041.

On January 6, 2014, the holder of a convertible note converted $1,940 of principal and interest into 6,689,655 shares of its common stock at a price of $0.00029.

On January 9, 2014, the holder of a convertible note converted $1,940 of principal and interest into 6,689,655 shares of its common stock at a price of $0.00029.

On January 17, 2014, the holder of a convertible note converted $2,080 of principal and interest into 7,703,704 shares of its common stock at a price of $0.00027.

2. Subsequent Issuances:

On February 4, 2014, a holder of a convertible note converted a total of $2,005 of principal into 7,711,538 shares of our common stock at a price of $0.00026.

On February 18, 2014, a holder of a convertible note converted a total of $2,105 of principal and interest into 7,258,621 shares of our common stock at a price of $0.00029.

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

On November 1, 2013, the Company entered into an Unsecured Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $176,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a March 1, 2014 maturity date. This note also contains customary events of default.

On November 1, 2013, the Company entered into an Unsecured Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a May 1, 2014 maturity date. This note also contains customary events of default.

On November 30, 2013, the Company into an Unsecured Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of May 30, 2014. This note also contains customary events of default.

On December 1, 2013, the Company entered into an Unsecured Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a June 1, 2014 maturity date. This note also contains customary events of default.

On December 31, 2013, the Company into an Unsecured Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of June 30, 2014. This note also contains customary events of default.

On January 1, 2014, the Company entered into an Unsecured Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a July 1, 2014 maturity date. This note also contains customary events of default.

On January 31, 2014, the Company into an Unsecured Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of July 31, 2014. This note also contains customary events of default.

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
10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29 10.30

Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.

Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.

Promissory Note by and between the Company and Syndication Capital, LLC., dated November 1, 2013.

Promissory Note by and between the Company and Syndication Capital, LLC., dated November 1, 2013.

Promissory Note by and between the Company and Dhugald Pinchin, dated November 30, 2013.

Promissory Note by and between the Company and Syndication Capital, LLC., dated December 1, 2013.

Promissory Note by and between the Company and Asher Enterprises, Inc., dated December 13, 2013.

Promissory Note by and between the Company and Dhugald Pinchin, dated December 31, 2013.

Promissory Note by and between the Company and Syndication Capital, LLC., dated January 1, 2014.

Promissory Note by and between the Company and Dhugald Pinchin, dated January 31, 2014.

Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

Filed herewith.

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

SOURCE GOLD CORP.
Dated: March 24, 2014	/s/ Dhugald Pinchin
Dhugald Pinchin
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 24, 2014	/s/ Dhugald Pinchin
By: Dhugald Pinchin Its: Director