Form 10-Q/A
period 2014-01-31
Source Gold Corp.
filed 2014-03-25
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Source Gold Corp. (the “Company”) for the quarter ended January 31, 2014 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on March 24, 2014. The Amendment is being filed for the purpose of attaching exhibits that were not attached to the original filing. This Amendment to the Form 10-Q for the period ended January 31, 2014, also contains currently dated certifications as Exhibits 31.01, 32.01 and 32.02. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way, and speaks as of the date of the Original Filing and does not reflect events occurring subsequent to the original filing date.

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

General and Administrative Expenses

General and administrative expenses for the six months ended January 31, 2014 and January 31, 2013 were $333,803 and $86,293, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in Management fees for normal operations.

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

3.

Any matter that was the subject of a disagreement, as that term is defined in item 304(a)(1)(iv) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC., dated August 7, 2010.	Filed with the SEC on August 12, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and DhugaldPinchin, dated October 31, 2013.	Filed herewith.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC., dated November 1, 2013.	Filed herewith.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC., dated November 1, 2013.	Filed herewith.
10.25	Promissory Note by and between the Company and DhugaldPinchin, dated November 30, 2013.	Filed herewith.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC., dated December 1, 2013.	Filed herewith.
10.27	Promissory Note by and between the Company and Asher Enterprises, Inc., dated December 13, 2013.	Filed herewith.
10.28	Promissory Note by and between the Company and DhugaldPinchin, dated December 31, 2013.	Filed herewith.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC., dated January 1, 2014.	Filed herewith.
10.30	Promissory Note by and between the Company and DhugaldPinchin, dated January 31, 2014.	Filed herewith.
16.1	Representative Letter from DeJoya Griffith, LLC, dated January 8, 2013.	Filed with the SEC on January 9, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia, LLP, dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

SOURCE GOLD CORP.
Dated: March 25, 2014	/s/ Dhugald Pinchin
Dhugald Pinchin
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 25, 2014	/s/ Dhugald Pinchin
By: Dhugald Pinchin Its: Director