Form 10-K/A
period 2013-07-31
Source Gold Corp.
filed 2014-04-08
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1

FORM 10-K/A

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

Documents incorporated by reference: None

Explanatory Note

We are filing this Amendment No.1 to our Form 10-K for the fiscal year ended July 31, 2013, to include a revised audit report from our current auditors that includes an opinion on the cumulative period from June 4, 2008 (inception) through July 31, 2013, to remove the reference to the year ended July 31, 2012 from our current auditor’s opinion paragraph, and to have our predecessor auditor reissue their audit report for the year ended July 31, 2012. This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

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

Due to lack of funding, we have no immediate plans to explore these to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

No Known Presence of Reserves on the Southern Beardmore Claims.

The proposed program is exploratory in nature and there are no known reserves on the property.

Rock Formations and Mineralization of Existing or Potential Economic Significance on the Southern Beardmore Claims.

Regionally a swath of metavolcanic-metasedimentary rocks runs from Geraldton to Beardmore. The metavolcanic rocks are host to numerous showings and former producers of gold and silver. A metasedimentary sequence consists of both clastic and chemical metasediments. These are rocks from two northeast trenching belts and occur to the northwest and southeast of the central volcanic belt. The northern belt is about 3.4 km thick; the southern belt is in excess of 5.4 km. The Northern Bonanza claim group lies entirely within the southern belt. The clastic metasediments are wacked with minor intercalated siltstone and mudstone. The chemical metasediments comprise ironstone units 1-2 m thick bedded in the metavolcanics. The metavolcanics comprise mafic to intermediate flows in a belt 2.0 to 2.5 km wide and trend northeasterly between the two metasedimentary units. The metavolcanic flows are dark green to greenish black in color and typically consist of a massive medium grained basal part, a finer middle portion and a fine-grained to aphanitic upper part, which may be pillowed, amygdaloidal and/or variolitic. Proterozoic rocks comprise diabase sills of medium grain size and massive texture and form topographic highs in outcrop. Precious metals occur (i) in quartz and quartz-carbonate veins almost exclusively in metavolcanics but also in metasediments and (ii) in quartz veins in chert-hematite-magnelite-grunerite ironstone unitsinterlaycled with the mafic metavolcanics.

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

Mr. Pinchin our sole officer and director, has other business interests and currently devotes approximately 20 hours per week to our operations. Mr. Pinchinmay have to arrange leave from his current occupation to travel around the North America and may not be able to do so at the exact period needed and this could cause an interruption to the company’s planned services, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business requires more business time of our sole officer and director, is prepared to adjust his timetable to devote more time to the Company’s business. However, he may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave the company, which could adversely affect the ability of the company to continue operations.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does have an employment agreement in place with its sole officer and director. Their departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and directors.

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

Recent Issuances of Unregistered Securities Subsequent to our Fiscal Year end ofJuly 31, 2013.

From August 1, 2013 to October 14, 2013,a holder of a convertible note converted a total of $12,500 of principal and interest into 20,291,496 shares of our common stock.

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

Working Capital

	July 31, 2013 $	July 31, 2012 $
Current Assets	829	15,760
Current Liabilities	339,765	291,133
Working Capital (Deficit)	(338,936)	(275,373)

Cash Flows

	July 31, 2013 $	For the Period from June 4, 2008, (Date of Inception) to July 31, 2013 $
Cash Flows from (used in) Operating Activities	(256,805)	(1,102,752)
Cash Flows from (used in) Investing Activities	-	(206,867)
Cash Flows from (used in) Financing Activities	241,354	1,310,316
Net Increase (decrease) in Cash During Period	(15,606)	14

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

General and Administrative Expenses:

General and administrative expenses for the year ended July 31, 2013 and July 31, 2012 were $163,405 and $227,699, respectively.  General and administrative expenses consisted primarily of management fees, officer compensation, legal fees and accounting and audit fees.  The decreasewas primarily attributable to a decrease in management fees for normal operations.

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

As of July 31, 2013, total current assets were $829, which consisted primarily of cash and deposits.

As of July 31, 2013, total current liabilities were $339,765, which consisted primarily of accounts payable and accrued expenses, a loan from a related party and convertible debentures. We had negative net working capital of $(338,936) as of July 31, 2013.

During the period from June 4, 2008, (Date of Inception) through July 31, 2013, operating activities used cash of $(1,102,752). The cash used by operating activities related to general and administrative expenses, and non-cash items related to derivative instruments. Except for cash in the amount of $nil from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

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
( ANEXPLORATION STAGE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

SOURCE GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

CONTENTS F-1

July 31, 2013

Independent Registered Public Accounting Firm
W.T. Uniack& Co. CPA’s P.C. De Joya Griffith, LLC	F-2 F-3
Consolidated Financial Statements

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders' Deficit	F-6

Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

March 6, 2014

To the Board of Directors

Source Gold Corp.

We have audited the accompanying consolidated balance sheet of Source Gold Corp-Anexploration stage Company (the “Company”), since inception of June 4, 2008 through July 31, 2013 andthe related consolidated statements of operations, stockholders’ equity, and cash flows for the year thenended. These financial statements are the responsibility of the Company’s management. Ourresponsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company AccountingOversight Board (United States). Those standards require that we plan and perform the audit to obtainreasonable assurance about whether the financial statements are free of material misstatement. TheCompany is not required to have, nor were we engaged to perform an audit of its internal control overfinancial reporting. Our audit included consideration of internal control over financial reporting as a basisfor designing audit procedures that are appropriate in the circumstances, but not for the purpose ofexpressing an opinion on the effectiveness of the Company’s internal control over financial reporting.Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidencesupporting the amounts and disclosures in the financial statements, assessing the accounting principlesused and significant estimates made by management, as well as evaluating the overall financial statementpresentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in allmaterial respects, the financial position of the Company, since inception of June 4, 2008 through July 31,2013, and the results of its operations and changes in stockholders’ deficit and its cash flows for the yearsended July 31, 2013, in conformity with accounting principles generally accepted in the United States ofAmerica.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, thefinancial statements have been prepared assuming that the Company will continue as a going concern. Asdiscussed in the footnotes, the Company has current assets of $829 and current liabilities of $339,765.The Company has an accumulated deficit of ($14,682,344). Those conditions raise substantial doubtabout the Company’s ability to continue as a going concern. The accompanying financial statements donot include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack& Co. CPA’s P.C.

Woodstock, Georgia

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Source Gold Corp.

We have audited the accompanying consolidated balance sheets of Source Gold Corp. (An Exploration Stage Company) (the “Company”) as of July 31, 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended July 31, 2012 and for the period from inception (June 4, 2008) through July 31, 2012. Source Gold Corp.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp. (An Exploration Stage Company) as of July 31, 2012 and the results of its operations and its cash flows for the year ended July 31, 2012 and for the period from inception (June 4, 2008) through July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

On May 15, 2013 the Company entered into an employment agreement with DhughaldPinchin providing a signing bonus equivalent to $50,000 USD or stock and $7,500 per month salary.

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

Promissory Note #1

On February 1, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $32,500 dated January 23, 2012.  The promissory note was unsecured, bore interest at 8% per annum, and matured on October 25, 2012.  During the year ended July 31, 2013, the Company accrued $nil (July 31, 2012 - $1,268) in interest expense as the entire note was converted into common stock during the first quarter of 2013.

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

As of July 31, 2013, principal balance of $nil, (July 31, 2012 - $32,500), accrued interest of $nil (July 31, 2012 - $1,268) and a derivative liability of $nil (July, 2012 - $11,029) was recorded.

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

Promissory Note #3

On May 14, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $52,500.   The promissory note is unsecured, bears interest at 8% per annum, and matured on February 18, 2013.  During the year ended July 31, 2013 the Company accrued $3,075 (year ended July 31, 2012 - $897) in interest expense.

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

As of July 31, 2013, principal balance of $nil, (July 31, 2012 - $52,500), accrued interest of $975 (July 31, 2012 - $897) and a derivative liability of $nil (July, 2012 - $34,316) was recorded.

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

During the period of August 2, 2012 to October 24, 2012, the Company issued 9,585,054 common shares with a fair value of $75,086 upon the conversion of a promissory note into common stock.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

During the period of November 26, 2012 and January 22, 2013, the Company issued 5,925,083 common shares with a fair value of $27,000 upon the conversion of promissory notes into common stock.

During the period of February 25, 2013 and April 22, 2013, the Company issued 13,478,164 common shares with a fair value of $24,800 upon the conversion of promissory notes into common stock.

During the period of May 16, 2013 and July 15, 2013, the Company issued 22,644,333 common shares with a fair value of $22,644 upon the conversion of promissory notes into common stock.

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

Note 11Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-6, Accounting for Uncertainty in Income Taxes, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. During the year ended July 31, 2013, we had a net operating loss carry forwards of $(14,683,027) which will be available to offset future taxable income and a deferred tax asset of $4,992,229 using the statutory rate of 34%. The net operating loss carry forwards may be recognized in future periods, not to exceed 20 years.

	July 31,
	2013	2012
Operating loss since inception	$ (14,683,027)	$ (14,210,371)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (4,992,229)	$ (4,831,526)
Unrecognized tax loses	(4,992,229)	(4,831,526)
Income tax expense	$ -	$ -

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

b)

On August 9, 2013, the Company issued 4,545,455 common shares upon the conversion of a promissory note into common stock.

c)

On August 29, 2013, the Company issued 5,245,902 common shares upon the conversion of a promissory note into common stock.

d)

On September 6, 2013, the Company issued 5,254,237 common shares upon the conversion of a promissory note into common stock.

e)

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

New Independent Registered Public Accounting Firm

On October 23, 2013, the Company engaged W. T. Uniack& Co. CPA’s as its new independent registered public accounting firm.  During the two most recent fiscal years and through October 23, 2013, the Company had not consulted with W. T. Uniack& Co. CPA’s regarding any of the following:

1.

The application of accounting principles to a specific transaction, either completed or proposed;

2.

The type of audit opinion that might be rendered on the company’s consolidated financial statements, and none of the following was provided to the Company (a) a written report, or (b) oral advice that W. T. Uniack& Co. CPA’s concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial report issues; or

3.

Any matter that was the subject of a disagreement, as that term is defined in item 304(a)(1)(iv) of Regulation S-K.

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

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dhugald Pinchin (1) President, CEO, CFO, Secretary, Treasurer and Director	2013	$22,500-	50,000	-0-	-0-	-0-	-0-	-0-	-0-
		$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jon Fullenkamp Former , CEO, CFO, Secretary, Treasurer and Director	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Loran Notar (2) Former President, CEO, CFO, Secretary, Treasurer and Director	2013	$42,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012	$72,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(2)

Based on123,305,895issued and outstanding shares of common stock as of October 7, 2013.

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

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC., dated August 7, 2010.	Filed with the SEC on August 12, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.10	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.11	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
16.1	Representative Letter from DeJoya Griffith, LLC, dated January 8, 2013.	Filed with the SEC on January 9, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia, LLP, dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished to the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished to the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished to the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished to the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished to the SEC on December 4, 2013, as part of our Annual Report on Form 10K.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished to the SEC on December 4, 2013, as part of our Annual Report on Form 10K.

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

Dated: April 8, 2014

/s/ Edward J. Aruda

By: Edward J. Aruda

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 8, 2014

/s/ Edward J. Aruda

Edward J. Aruda– Director