Form 10-K/A
period 2013-12-31
Source Gold Corp.
filed 2014-05-28
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.2

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
200 South Virginia 8th floor Reno, NV 89501 (Address of principal executive offices)

(775) 398-3134

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

Documents incorporated by reference: None

Explanatory Note

We are filing this Amendment No.2 to our Form 10-K for the fiscal year ended July 31, 2013, to include a revised audit report from our current auditors. This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2, and 32.1. This Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and our other SEC filings subsequent to the filing of the Original 10-K.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2013 and the results of its operations and changes in stockholders’ deficit and its cash flows for the years ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 of the notes to the accompanying consolidated financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the footnotes, the Company has current assets of $829 and current liabilities of $339,765.

The Company has an accumulated deficit of ($14,683,027). Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/W. T. Uniack & Co. CPA’s P.C.

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

Dated: May 28, 2014

/s/ Edward J. Aruda

By: Edward J. Aruda

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 28, 2014

/s/ Edward J. Aruda

Edward J. Aruda– Director