Form 10-Q
period 2014-04-30
Source Gold Corp.
filed 2014-06-16
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54840

SOURCE GOLD CORP.

(Name of small business issuer in its charter)

Nevada	46-1814729
(State of incorporation)	(I.R.S. Employer Identification No.)

200 S. Virginia Street, 8th FloorReno, Nevada 89501

(Address of principal executive offices)

(775) 398-3134

 (Registrant’s telephone number)

1155 Camino Del Mar #162

Del Mar, CA 92014

(Former name or former address, if changed since last report)

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

As of May 21, 2014, there were 343,848,674 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

April 30, 2014 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (2014unaudited)

 5

Consolidated Statements of Operations and Comprehensive Loss (unaudited)

 6

Consolidated Statement of Cash Flows (unaudited)                                                                7

Notes to the Consolidated Financial Statements (unaudited)

 8

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	April 30, 2014	July 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$ 32	$ 14
Loan receivable	-	-
Prepaid expenses	815	815
Total current assets	847	829
Computer equipment	127	865
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 85,974	$ 86,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 46,433	$ 38,398
Notes payable, net of discount	562,760	147,900
Notes payable interest	31,167	7,973
Notes payable, derivative liability	157,796	133,962
Due to related party	10,820	10,820
Loan payable	2,306	711
Total Current Liabilities	811,283	339,765
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 273,571,658 (July 31, 2013 - 103,014,399) shares issued and outstanding	273,572	103,014
Additional paid in capital	14,401,948	14,326,942
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(15,400,146)	(14,682,344)
Total shareholders' equity	(725,309)	(253,071)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 85,974	$ 86,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

					From
					Inception
					(June 04, 2008
	Three months ended		Nine months ended		to
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014)

Sales	$ -	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Accounting and audit fees	5,250	5,609	10,925	29,264	226,267
Depreciation	246	246	738	738	1,846
G&A expenses	53,996	25,675	196,397	29,705	354,115
Management fees	52,500	45,000	142,500	81,000	11,354,720
Mineral property exploration costs	-	-	-	3,317	159,263
Mineral property option impairment	-	-	-	-	2,203,611
Professional fees	5,455	6,170	100,690	24,969	365,094
Tax penalties and interest	-	-	-	-	80,347
Other operating expenses	-	-	-	-	-
Net loss from operations	(117,447)	(82,699)	(451,250)	(168,992)	(14,745,263)
Other income/ (expense)
Foreign exchange (gain) loss	-	-	-	7	(9,166)
FV change of derivative liability	(21,548)	26,243	(48,583)	26,243	(67,791)
Interest on convertible notes	(87,635)	(116,784)	(217,969)	(120,602)	(407,039)
Convertible debt discount	-	25,799	-	(86,629)	(170,886)
Net loss before income taxes	(226,630)	(147,442)	(717,802)	(349,974)	(15,400,146)
Income tax expense	-	-	-	-	-
Net Loss	(226,630)	(147,442)	(717,802)	(349,974)	(15,400,146)
Other comprehensive gain (loss)					-
Foreign currency translation adjustments	-	-	-	(155)	(683)
Comprehensive Loss	(226,630)	(147,442)	(717,802)	(350,129)	(15,400,829)

Per share information
Basic, weighted number of common shares outstanding	200,947,802	71,762,871	152,146,231	63,433,087
Net profit/(loss) per common share	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
			From
			Inception
	Nine months ended		(June 4, 2008
	April 30,		to
	2014	2013	April 30, 2014)
Cash flows from operating activities
Net loss	(717,802)	(349,974)	(15,400,146)
Adjustment to reconcile net loss to net cash in operating activities
Fair value change of derivative liability	48,583	26,243	67,791
Convertible debt interest expense	80,673	150,637	354,580
Beneficial conversion feature of convertible notes	112,402	-	190,478
Depreciation	738	738	1,846
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in loans receivable	-	-	-
(Increase) decrease in prepaid expenses	-	(675)	(815)
(Decrease) increase in accrued interest	-	-	2,165
(Decrease) increase in accounts payable and accrued liabilities	8,035	46,729	44,268
(Decrease) increase in notes payable, interest	24,894	4,108	32,867
Net cash used in operating activities	(442,477)	(122,194)	(1,545,229)

Cash flows from investing activities
Purchase of computer equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Net cash flows used in investing activities	-	-	(206,867)

Cash flows from financing activities
Payments from promissory notes	440,900	93,774	787,310
Due to related party	-	12,353	10,820
Proceeds from loan payable	1,595	711	2,306
Proceed from issuance of common stock	-	-	952,375
Net cash provided by financing activities	442,495	106,838	1,752,811

Effect of foreign exchange on cash	-	(155)	(683)

Change in cash and cash equivalents	18	(15,511)	32
Cash and cash equivalents at the beginning of the period	14	15,620	-
Cash and cash equivalents at the end of the period	32	109	32

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 1

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending July 31, 2014.

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

April 30, 2014

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

The Company has yet to achieve profitable operations, has accumulated losses of $15,400,146 since inception, has working capital deficiency of $810,436, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 4

Computer equipment

	April 30,	July 31,
	2014	2013
Cost
Computer equipment	$ 1,973	$ 1,973

Accumulated depreciation	(1,846)	(1,108)

Net book value	$ 127	$ 865

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

April 30, 2014

(Unaudited)

Note 6

Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

As of April 30, 2014, due to related party includes $10,820(April 30, 2013 - $15,782) owing to Grid Petroleum.

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

During the nine month period ended April 30, 2014, the Company recorded management fees of $nil (nine month period ended April 30, 2013 - $36,000) owed to the Company’s former president.

On May 15, 2013 the Company entered into an employment agreement with Dhugald Pinchin providing a signing bonus equivalent to $50,000 USD or stock and $7,500 per month salary.

During the nine month period ended April 30, 2014, the Company recorded management fees of $67,500 (nine month period ended April 30, 2013 - $nil) owed to the Company’s president.

Note 7

Convertible Notes Payable

	April 30,	July 31,
	2014	2013
Promissory Note #2	30,000	30,000
Promissory Note #4	-	24,900
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #7	18,930	27,500
Promissory Note #8	-	44,978
Promissory Note #9	-	11,000
Promissory Note #10	-	11,000
Promissory Note #11	57,500	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	-
Promissory Note #15	7,500	-
Promissory Note #16	11,000	-
Promissory Note #17	7,500	-
Promissory Note #18	11,000	-
Promissory Note #19	7,500	-
Promissory Note #20	176,000	-
Promissory Note #21	11,000	-
Promissory Note #22	7,500	-
Promissory Note #23	16,000	-
Promissory Note #24	37,500	-
Promissory Note #25	7,500	-
Promissory Note #26	7,000	-
Promissory Note #27	7,500	-
Promissory Note #28	16,000	-
Promissory Note #29	7,500	-
Promissory Note #30	16,000	-
Promissory Note #31	26,500	-
Promissory Note #32	38,178	-
Promissory Note #33	17,824	-
Promissory Note #34	7,500	-
Promissory Note #35	16,000	-
Promissory Note #36	7,500	-
	$ 623,706	$ 245,652
Debt discount	(59,446)	(8,600)
Debt discount - BCF	(1,500)	(89,152)
Notes payable, net of discount	562,760	147,900
Accrued interest	31,167	7,973
	$ 593,928	$ 155,873

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500.    The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the nine month period ended April 30, 2014 the Company accrued $503 (nine month period ended April 30, 2013 - $1,928) in interest expense.

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

During the nine month period ended April 30, 2014, the Company recorded a loss of $21,227 (April 30, 2013 - $968) due to the change in value of the derivative liability during the period.

During the nine month period ended April 30, 2014, the Company issued 74,458,397 common shares upon the conversion of $29,550 of the principal balance and $1,700 of interest into common stock, and $67,031 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2014, principal balance of $nil (April 30, 2013 - $42,500) accrued interest of $1,426 (April 30, 2013 - $1,928) and a derivative liability of $nil (April 30, 2013 - $51,886) was recorded.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on April 30, 2013.  During the nine month period ended April 30, 2014, the Company accrued $718 (April 30, 2013 - $476) in interest expense.

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

During the nine month period ended April 30, 2014, the Company recorded a gain of $1,223 (April 30, 2013 - $nil) due to the change in value of the derivative liability during the period.

As of April 30, 2014, principal balance of $12,000 (April 30, 2013 - $12,000) accrued interest of $1,439 (April 30, 2013 - $476) and a derivative liability of $17,742 (April 30, 2013 - $13,844) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013. During the nine month period ended April 30, 2014, the Company accrued $704 (April 30, 2013 - $343) in interest expense.

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

During the nine month period ended April 30, 2014, the Company recorded a gainof $1,199(April 30, 2013 - $nil) due to the change in value of the derivative liability during the period.

As of April 30, 2014, principal balance of $11,774 (April 30, 2013 - $11,774) accrued interest of $1,285 (April 30, 2013 - $343) and a derivative liability of $17,408 (April 30, 2013 - $nil) was recorded.

Promissory Note #7

On January 23, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 25, 2013.  During the nine months ended April 30, 2014, the Company accrued $2,031 (April 30, 2013 - $464) in interest expense.

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

During the nine month period ended April 30, 2014, the Company recorded a loss of $22,865 (April 30, 2013 - $nil) due to the change in value of the derivative liability during the period.

On November 14, 2013, the Company was charged a late filing penalty and $13,750 was credited to the principal balance with a corresponding debit to the statement of operations.

During the nine month period ended April 30, 2014, the Company issued 52,470,291 common shares upon the conversion of $22,320 of the principal balanceinto common stock, and $45,463 of the derivative liability was re-classified as additional paid in capital upon conversion.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #7 (Cont’d)

As of April 30, 2014, principal balance of $18,930 (April 30, 2013 - $27,500) accrued interest of $3,170 (April 30, 2013 - $464) and a derivative liability of $27,988 (April 30, 2013 - $nil) was recorded.

Promissory Note #8

On May 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $44,978.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $2,258 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 1, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $44,978 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine month period ended April 30, 2014, debt discount of $27,733 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

On March 17, 2014, a replacement note was issued and the principal balance of $44,978 was transferred LG Capital Funding, LLC.

As of April 30, 2014, principal balance of $nil (April 30, 2013 - $nil), accrued interest of $3,155 (April 30, 2013 - $nil) and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #9

On June 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $574 (April 30, 2013 - $nil) in interest expense.

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

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #9 (Cont’d)

On June 1, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine month period ended April 30, 2014, debt discount of $7,393 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

On March 26, 2014, a replacement note was issued and the principal balance of $11,000 was transferred Gel Properties, LLC.

As of April 30, 2014, principal balance of $nil (April 30, 2013 - $nil), accrued interest of $719 (April 30, 2013 - $nil) and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #10

On July 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $574 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine month period ended April 30, 2014, debt discount of $9,207 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

On March 26, 2014, a replacement note was issued and the principal balance of $11,000 was transferred Gel Properties, LLC.

As of April 30, 2014, principal balance of $nil (April 30, 2013 - $nil), accrued interest of $646 (April 30, 2013 - $nil) and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $3,441 (April 30, 2013 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

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

On May 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $57,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine month period ended April 30, 2014, debt discount of $38,333 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $57,500 (April 30, 2013 - $nil), accrued interest of $4,210 (April 30, 2013 - $nil) and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $448 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine month period ended April 30, 2014, debt discount of $6,236 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil), accrued interest of $499 (April 30, 2013 - $nil) and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $448 (April 30, 2013 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #13 (Cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $5,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine month period ended April 30, 2014, debt discount of $5,250 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil), accrued interest of $448 (April 30, 2013 - $nil) and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $656 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $7,700 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $11,000 (April 30, 2013 - $nil), accrued interest of $656 (April 30, 2013 - $nil), and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $398 (April 30, 2013 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #15 (Cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $2,250 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $2,250 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil), accrued interest of $398 (April 30, 2013 - $nil), and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $582 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $3,300 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $3,300 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $11,000 (April 30, 2013 - $nil), accrued interest of $582 (April 30, 2013 - $nil), and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $348 (April 30, 2013 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #17 (Cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $3,750 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $3,750 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil), accrued interest of $348 (April 30, 2013 - $nil), and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $509 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $5,500 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $11,000 (April 30, 2013 - $nil), accrued interest of $509 (April 30, 2013 - $nil), and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $297 (April 30, 2013 - $nil) in interest expense.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #19 (Cont’d)

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $750 (April 30, 2013 - $nil) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $750 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil), accrued interest of $297 (April 30, 2013 - $nil), and debt discount of $nil (April 30, 2013 - $nil) was recorded.

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $6,943 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $176,000 (April 30, 2013 - $nil) and accrued interest of $6,943 (April 30, 2013 - $nil) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $434 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $11,000 (April 30, 2013 - $nil) and accrued interest of $434 (April 30, 2013 - $nil) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $248 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil) and accrued interest of $248 (April 30, 2013 - $nil) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $526 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $16,000 (April 30, 2013 - $nil) and accrued interest of $526 (April 30, 2013 - $nil) was recorded.

Promissory Note #24

On December 13, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 17, 2014.  During the nine months ended April 30, 2014, the Company accrued $1,135 (April 30, 2013 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

As of April 30, 2014, principal balance of $37,500 (April 30, 2013 - $nil) and accrued interest of $1,135 (April 30, 2013 - $nil) was recorded.

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $197 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil) and accrued interest of $197 (April 30, 2013 - $nil) was recorded.

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $183 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,000 (April 30, 2013 - $nil) and accrued interest of $183 (April 30, 2013 - $nil) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $146 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil) and accrued interest of $146 (April 30, 2013 - $nil) was recorded.

Promissory Note #28

On February 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $309 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $16,000 (April 30, 2013 - $nil) and accrued interest of $309 (April 30, 2013 - $nil) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common

Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $100 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil) and accrued interest of $100 (April 30, 2013 - $nil) was recorded.

Promissory Note #30

On March 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $210 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $16,000 (April 30, 2013 - $nil) and accrued interest of $210 (April 30, 2013 - $nil) was recorded.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015.  During the nine months ended April 30, 2014, the Company accrued $256 (April 30, 2013 - $nil) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the lowest closing bid price of the ten prior trading days on the OTCBB including the day upon which a Notice of Conversion is received by the Company.”

As of April 30, 2014, principal balance of $26,500 (April 30, 2013 - $nil) and accrued interest of $256 (April 30, 2013 - $nil) was recorded.

Promissory Note #32

On March 17, 2014, the Company arranged a debt swap under which Syndication Capital Note #8 for $44,978 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at8% per annum and matures on March 17, 2015.  The note also contains customary events of default.  During the nine month period ended April 30, 2014, the Company accrued $389 (nine month period ended April 30, 2013 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $64,366 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended April 30, 2014, the Company recorded a loss of $1,760 (nine month period ended April 30, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $5,422 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended April 30, 2014, the Company issued 19,428,571 common shares upon the conversion of $6,800 of the principal balance and $9,679 of the derivative liability was re-classified as additional paid in capital upon conversion.

As ofApril 30, 2014, principal balance of $38,178 (April 30, 2013 - $nil)accrued interest of $389 (April 30, 2013 - $nil), debt discount of $39,556 (April 30, 2013 - $nil) and a derivative liability of $56,447 (April 30, 2013 - $nil) was recorded.

Promissory Note #33

On March 26, 2014, the Company arranged a debt swap under which Syndication Capital Note #9 for $11,000 and Syndication Capital Note #10 for $11,000 wastransferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at8% per annum and matures on March 26, 2015.The note also contains customary events of default.  During the nine month period ended April 30, 2014, the Company accrued $153 (nine month period ended April 30, 2013 - $nil) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $67,153 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the nine month period ended April 30, 2014, the Company recorded a loss of $5,153 (nine month period ended April 30, 2013 - $nil) due to the change in value of the derivative liability during the period, and debt discount of $2,110 (nine month period ended April 30, 2013 - $nil) was accreted to the statement of operations.

During the nine month period ended April 30, 2014, the Company issued 24,200,000 common shares upon the conversion of $4,176 of the principal balance and $34,095 of the derivative liability was re-classified as additional paid in capital upon conversion.

As ofApril 30, 2014, principal balance of $17,824 (April 30, 2013 - $nil)accrued interest of $153 (April 30, 2013 - $nil), debt discount of $19,890 (April 30, 2013 - $nil) and a derivative liability of $38,211 (April 30, 2013 - $nil) was recorded.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 7

Convertible Notes Payable – (Cont’d)

Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $49 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil) and accrued interest of $49 (April 30, 2013 - $nil) was recorded.

Promissory Note #35

On April 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $102 (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $1,500 (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $16,000 (April 30, 2013 - $nil), accrued interest of $102 (April 30, 2013 - $nil) and debt discount of $1,500 (April 30, 2013 - $nil) was recorded.

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014.  The Conversion Price shall mean par .001 multiplied by the number of Common

Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine month period ended April 30, 2014, the Company accrued $nil (April 30, 2013 - $nil) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine month period ended April 30, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $nil (April 30, 2013 - $nil) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2014, principal balance of $7,500 (April 30, 2013 - $nil) and accrued interest of $nil (April 30, 2013 - $nil) was recorded.

Note 8

Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the nine month period ended April 30, 2014, the Company has a balance of derivative liabilities for embedded conversion features related to convertible notes payable of face value $157,796 (April 30, 2013- $56,394).  During the nine month period ending April 30, 2014, $64,546 (April 30, 2013 - $84,300) of convertible notes payable principal and interest were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

April 30,
2014
Balance, beginning of year	$ 133,962
Initial recognition of derivative liability	131,519
Fair value change in derivative liability	48,583
Conversion of derivative liability to APIC	(156,268)
Balance as of April 30, 2014	$ 157,796

Note 9   Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.001 par value preferred stock and 900,000,000 shares of its $0.001 par value common stock.

During the nine month period ended April 30, 2014, the Company issued 170,557,259common shares upon the conversion of $64,546 principal and interest of promissory notes into common stock.

Warrants and Options

As of April 30, 2014 and July 31, 2013, there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

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

April 30, 2014

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

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

April 30, 2014

(Unaudited)

Note 10

Mineral Properties – (Cont’d)

Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties is deemed to be fully impaired.

During the nine month period ended April 30, 2014, the Company incurred exploration expenditures of $nil (April 30, 2013 - $3,317) on the property.

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

As at April 30, 2014, no exploration expenditures have been incurred on the property.

Note 11

Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2014	2013
Operating loss for the nine month period ended April 30	$ (717,802)	$ (349,974)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (244,053)	$ (118,991)
Unrecognized tax loses	(244,053)	(118,991)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $15,400,146 for tax purposes whichmay be recognized in future periods, not to exceed 20 years.

Note 12

Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $7,500 per month.  Either party may terminate the agreement with one month’s written notice.

Note 13  Subsequent events

On May 6,2014, a holder of a convertible note converted a total of $7,270of principal into 12,982,143 shares of our common stock at a price of $0.00056.

Source Gold Corp.

(An Exploration Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2014

(Unaudited)

Note 13

Subsequent events – (Cont’d)

On May 13, 2014, a holder of a convertible note converted a total of $1,120 of principal into 14,000,000 shares of our common stock at a price of $.00008.

On May 14, 2014, a holder of a convertible note converted a total of $11,178 of principal and $149 of interest into 28,317,600 shares of our common stock at a price of $0.0004.

On May 15, 2014, a holder of a convertible note converted a total of $6,590of principal into 14,977,273 shares of our common stock at a price of $0.00044.

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2014 $	July 31, 2013 $
Current Assets	847	829
Current Liabilities	811,283	339,765
Working Capital (Deficit)	(810,436)	(338,936)

Cash Flows

Nine Months Ended

	April 30, 2014 $	April 30, 2013 $
Cash Flows from (used in) Operating Activities	(442,477)	(122,194)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	442,495	106,838
Net Increase (decrease) in Cash During Period	18	(15,511)

Results for the Nine Months Ended April 30, 2014 Compared to the Nine Months Ended April 30, 2013

Operating Revenues

The Company’s revenues for the nine months ended April 30, 2014 and April 30, 2013 were $nil and $nil, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the nine months ended April 30, 2014 and April 30, 2013 were $nil and $nil, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2014 and April 30, 2013 were $451,250 and $168,992, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in Management and professional fees for normal operations.

Net Loss

Net loss for the nine months ended April 30, 2014 was $(717,802) compared with a net loss of $(349,974) for the nine months ended April 30, 2013.  The increased net loss is due to an increase in G&A expenses and interest on convertible notes.

Results for the Period from June 4, 2008 (inception of exploration state) Through April 30, 2014

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration state) through April 30, 2014 were $nil.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration state) through April 30, 2014 were $nil.

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration state) through April 30, 2014 were $14,745,263.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration state) through April 30, 2014 was $(15,400,146).

Liquidity and Capital Resources

As at April 30, 2014, the Company had a cash balance and total assets of $847 and $85,974, respectively, compared with $829 and $86,694 of cash and total assets, respectively, as of July 31, 2013. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at April 30, 2014, the Company had total liabilities of $811,283 compared with $339,765 as of July 31, 2013. The increase in total liabilities was attributed to the issuance of a notes payable, derivative liabilities and an increase in accounts payable and accrued liabilities.

The overall working capital deficit increased from $338,936 at July 31, 2013 to $810,436 at April 30, 2014.

Cashflows from Operating Activities

During the nine months ended April 30, 2014, cash used in operating activities was $(442,477) compared to $(122,194) for the nine months ended April 30, 2013.  The decrease in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the discount and interest on convertible notes.

Cashflows from Investing Activities

During the nine months ended April 30, 2014 cash used in investing activities was $nil compared to $nil for the nine months ended April 30, 2013.

Cashflows from Financing Activities

During the nine months ended April 30, 2014, cash provided by financing activities was $442,495 compared to $106,838 for the nine months ended April 30, 2013.

Quarterly Developments

On March 25, 2014, The Corporation appointed Edward Aruda, to the positions of the President, Treasurer, Secretary and as a Director, effective immediately.  The Board of Directors also accepted the resignation from Dhugald Pinchin from all capacities to the Corporation effective immediately.  His resignation is for personal reasons and is not in connection with any known disagreement with the Company on any matter.

Edward J. Aruda, age 55, is the founder, President and a Director of Santa Rosa Resources Inc., since its formation in 2007. He has much personal experience and leadership skills in the oil and gas industries, from the manufacturing of drilling equipment to the development of oil and gas properties. Mr. Aruda began his career in 1977 working for Smith Tool, a division of Smith International, a major manufacturer of oil and gas well drilling bits. In 1990 Mr. Aruda became involved in the investment banking and financing of oil and gas programs. Mr. Aruda worked as a Registered Representative of the NASD and previously held series 22, 6 and 63 licenses. He has overseen the successful financing and development of numerous oil and gas properties throughout the southwest.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on December 4, 2013, and amended on May 28, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of April 30, 2014, Cdn$30,000 of the total amount due has been paid.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

From February 1, 2014, until April 30, 2014, the holders of a convertible notes converted $37,406 of principal and interest into 111,069,021 shares of its common stock.

2. Subsequent Issuances:

From May 1, 2014, until May 21, 2014, the holders of a convertible notes converted a total of $26,307 of principal and interest into 70,277,016 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC., dated August 7, 2010.	Filed with the SEC on August 12, 2010 as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed herewith.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed herewith.
10.24	Promissory Note by and between the Company and Dhugald Pinchin, dated February, 28, 2014.	Filed herewith.
10.25	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed herewith.
10.26	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed herewith.
10.27	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed herewith.
10.28	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed herewith.
10.29	Promissory Note by and between the Company and Dhugald Pinchin, dated March 31, 2014.	Filed herewith.
10.30	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed herewith.
10.31	Promissory Note by and between the Company and Dhugald Pinchin, dated April 30, 2014.	Filed herewith.
16.1	Representative Letter from DeJoya Griffith, LLC, dated January 8, 2013.	Filed with the SEC on January 9, 2013 as part of our Quarterly Report on Form 10-Q.
16.2	Representative Letter from Anton & Chia, LLP, dated October 25, 2013.	Filed with the SEC on October 25, 2013 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on June 19, 2013 as part of our Quarterly Report on Form 10-Q.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

SOURCE GOLD CORP.
Dated: June 13, 2014	/s/ Edward Aruda
Edward Aruda
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2014	/s/ Edward Aruda
By: Edward Aruda Its: Director