Form 10-K
period 2014-07-31
Source Gold Corp.
filed 2014-11-12
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K

___________________

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended July 31, 2014

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

SOURCE GOLD CORP.

(Exact name of registrant as specified in its charter)

Nevada	000-54840	46-1814729
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
200 S. Virginia Street Reno, NV 89501 (Address of principal executive offices)

(775) 398-3134

(Registrant’s Telephone Number)

1155 Camino Del Mar, #162

Del Mar, CA 92014

(Former Address of Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

0

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

Yes [] No[X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of January 31, 2014was $104,582 based upon the price ($0.0008) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of October 16, 2014, there were3,046,433,130 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are an exploration state company that intends to engage in the exploration of mineral properties. We had acquired three mineral claims through our wholly owned subsidiaries Northern Bonanza, Inc., an Ontario corporation, (“Northern Bonanza”) and Source Bonanza, LLC, a Nevada limited liability company, (“Source Bonanza”), and have an option to acquire a fourth set of claims in British Columbia. None of these properties possesses known mineral reserves. All or our subsidiaries are currently inactive, or revoked by their state or province of incorporation. Exploration of these mineral claims is required before a final determination as to their viability can be made.

On March 24, 2014, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 900,000,000 to 2,980,000,000 shares of common stock with a par value of $0.00001.

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

On July 25, 2014, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 2,980,000,000 to 7,980,000,000 shares of common stock with a par value of $0.00001.

Northern Bonanza held or possessed an option to acquire a partial interest in the following claims in Ontario, Canada:

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

Source Bonanza owned a 100% membership interest in Vulture Gold, LLC, a Nevada limited liability company. Vulture Gold was the owner of the mineral rights to 27 unpatented mineral claims located in Maricopa County Arizona.

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

Title to Southern Beardmore Claims.

We only held the mineral rights to the Southern Beardmore Claims.  We did not possess surface rights to the property.  There are no royalties;back in rights payments or other agreements and encumbrances to which the property is subject. Additionally, there are no environmental liabilities to which the property is subject or permits that must be acquired to conduct the work proposed.

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

Rock Formations and Mineralization of Existing or Potential Economic Significance on the Southern Beardmore Claims.

Regionally a swath of metavolcanic-metasedimentary rocks runs from Geraldton to Beardmore. The metavolcanic rocks are host to numerous showings and former producers of gold and silver. A metasedimentary sequence consists of both clastic and chemical metasediments. These are rocks from two northeast trenching belts and occur to the northwest and southeast of the central volcanic belt. The northern belt is about 3.4 km thick; the southern belt is in excess of 5.4 km. The Northern Bonanza claim group lies entirely within the southern belt. The clastic metasediments are wacked with minor intercalated siltstone and mudstone. The chemical metasediments comprise ironstone units 1-2 m thick bedded in the metavolcanics. The metavolcanics comprise mafic to intermediate flows in a belt 2.0 to 2.5 km wide and trend northeasterly between the two metasedimentary units. The metavolcanic flows are dark green to greenish black in color and typically consist of a massive medium grained basal part, a finer middle portion and a fine-grained to aphanitic upper part, which may be pillowed, amygdaloidal and/or variolitic. Proterozoic rocks comprise diabase sills of medium grain size and massive texture and form topographic highs in outcrop. Precious metals occur (i) in quartz and quartz-carbonate veins almost exclusively in metavolcanics but also in metasediments and (ii) in quartz veins in chert-hematite-magnelite-grunerite ironstone units interlaced with the mafic metavolcanics.

Impairment of the Southern Beardsmore Claims.

Although we possess a plan of exploration for the Southern Beardsmore Claims, we do not possess the resources to execute on that plan. Additionally, while it is our goal to raise capital to finance the exploration, there is no assurance of additional funding being available or on acceptable terms, if at all. Consequently, we have no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

The KRK West Claims

Location and Means of Access to KRK West Claims.

The property consists of 19 claims covering 15 square miles.  It is located north of Thunder Bay in the Beardmore area of Northwestern Ontario, Canada.  The nearest townships to the property are Pifher, Sandra, and Meade.  The property can be accessed Access via Hwy 11 through the Village of Beardmore to Hwy 801.

Option Agreement

On October 26, 2009, we entered into an agreement with Thunder Bay Minerals, Inc. (the “Agreement” and “Thunder Bay”, respectively) under which we were granted an option to acquire an undivided 50% interest in 19 mineral claims known as the KRK West Claim, located north of Thunder Bay, Ontario, Canada.  We were in a dispute with Thunder Bay regarding the ownership of the claims.  The dispute is discussed more fully in the following section titled “Separate Purchase of KRK West Claims” and in Item 3 Legal Proceedings

Detailed below are the payments we have made to date and the payments we will be obligated to make in the future if the dispute with Thunder Bay is not resolved in our favor.

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

We and our former sole officer and director, Lauren Notar, purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. We subsequently purchased these claims from our former sole officer and director. Subsequent to acquisition, the claims were transferred to our then, wholly owned subsidiary, Northern Bonanza Inc.

The original optionor represents that control of the claims remains with the option or and that we have no right to further explore the property. We disagree with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011, the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims.  The hearing did not occur as the other party filed for a change of venue.  A determination regarding the change of venue has not been made and a date for rendering the decision has not been established.  Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of October 22, 2014, Cdn$30,000 of the total amount due has been paid.

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

Title to Vulture Claims.

The Vulture Claims were owned by Vulture Gold, LLC, which was owned 100% by Source Bonanza. The following claim maintenance fees are applicable for the property:

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

Bitcoin Mining

The Company has entered into negotiations to acquire Bitcoin and Alternative digital currency mining technology which will allow the company to enter into the digital currency mining arena.

The Company is in the planning stages of developing a digital mine for the application of the technology currently subject to acquisition. The company has secured a source of servers available subject to the company receiving financing. The company anticipates the completion of negotiations, by August 1, 2014 with a due diligence period to be initiated upon completion.

The company is in discussions for financing for the server acquisition and expects to have a commitment prior to completion of negotiations or August 1, 2014.

The acquisition of the technology and financing commitment is subject to formal documentation which is being prepared subject to the completion of the final diligence process.

Source Gold intends to release more details on the location and the terms of the acquisition once the due diligence process has been completed.

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

Employees

We have no employees as of the date of this report other than our President and CEO, Mr. Eddie Aruda. We conduct our business largely through agreements with consultants and other independent third party vendors. We do not anticipate hiring additional employees over the next twelve months.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Environmental Laws

With the exception of the regulations discussed above, we have not incurred and do not anticipate incurring any expenses associated with environmental laws during the currently planned exploratory phases of our operations.

Subsidiaries

We currently do not have any subsidiaries.

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

The company’s management could issue additional shares, since the company has 7,980,000,000 authorized common shares, diluting the current shareholders’ equity.

The Company has 7,980,000,000 common shares, of which 3,046,433,130 are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and may grant voting powers, rights and preference that differ from or may be superior to those of the registered shares.

Our articles of incorporation allow us to issue 20,000,000 shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. Furthermore, Edward Aruda serves as our sole director and, therefore, has the ability to issue preferred stock without shareholder approval, especially in the event the offering is not subscribed sufficiently to constitute a majority of the issue and outstanding shares of common stock. As a result, our sole director could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

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

Mr. Aruda our sole officer and director, has other business interests and currently devote approximately 20 hours per week to our operations. Mr. Arudamay have to arrange leave from his current occupation to travel around the North America and may not be able to do so at the exact period needed and this could cause an interruption to the company’s planned services, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business requires more business time of our sole officer and director, is prepared to adjust his timetable to devote more time to the Company’s business. However, he may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Key management personnel may leave the company, which could adversely affect the ability of the company to continue operations.

The Company is entirely dependent on the efforts of its sole officer and director. The Company does not have an employment agreement in place with its sole officer and directors. Their departure or the loss of any other key personnel in the future could have a material adverse effect on the business. The Company believes that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from service. However, there is no guarantee that replacement personnel, if any, will help the Company to operate profitably. The Company does not maintain key person life insurance on its sole officer and directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 200 S. Virginia Street Reno, NV 89501. The lease term is month to month. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. The Company does not currently own any real property.

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

Fiscal Year	First Quarter Aug 1 – Oct 31	Second Quarter Nov 1 – Jan 31	Third Quarter Feb 1 – April 30	Fourth Quarter May 1 – July 31
2014 – High	$0.0018	0.0013	0.0020	0.0013
2014 – Low	$0.001	0.0005	0.0006	0.0001
2013 – High	$0.065	0.0247	0.0080	0.0023
2013 – Low	$0.014	0.0080	0.0025	0.0015

Record Holders

As of October 16, 2014, there were 3,046,433,130shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 54 holders of record, based on information provided by our transfer agent.

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

Description of Registrant’s Securities

We have authorized capital stock consisting of 7,980,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 20,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

Recent Sales of Unregistered Securities

During the period of August 1, 2013 through October 31, 2013, the holder of convertible notes converted a total of $15,600 of principal and interest into 25,545,733 shares of our common stock at an average price of $0.00061.

During the period of November 1, 2013 through January 31, 2014, the holder of convertible notes converted a total of $11,540 of principal and interest into 33,942,505 shares of our common stock at an average price of $0.00034.

During the period of February 1, 2014 through April 30, 2014, the holder of convertible notes converted a total of $37,406 of principal and interest into 111,069,021 shares of our common stock at an average price of $0.00033.

During the period of May 1, 2014 through July 31, 2014, the holder of convertible notes converted a total of $164,179 of principal and interest into 1,160,256,758 shares of our common stock at an average price of $0.00031.

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

Recent Issuances of Unregistered Securities Subsequent to our Fiscal Year end ofJuly 31, 2014.

From August 1, 2014 to August 28, 2014,a holder of a convertible note converted a total of $79,011 of principal and interest into 1,612,604,714 shares of our common stock at an average price of $0.00005.

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

Working Capital

	July 31, 2014 $	July 31, 2013 $
Current Assets	79,882	829
Current Liabilities	1,094,516	339,765
Working Capital (Deficit)	(1,015,270)	(338,936)

Cash Flows

	July 31, 2014 $	For the Period from June 4, 2008, (Date of Inception) to July 31, 2014 $
Cash Flows from (used in) Operating Activities	(615,067)	(1,714,819)
Cash Flows from (used in) Investing Activities	-	(206,867)
Cash Flows from (used in) Financing Activities	612.689	1,923,005
Net Increase (decrease) in Cash During Period	622	636

Results for the Year Ended July 31, 2014

 Compared to the Year Ended July 31, 2013

Revenues:

The Company’s revenues were $0 for the year ended July 31, 2014 compared to $0 in 2013.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended July 31, 2014 compared to $0 in 2013.

General and Administrative Expenses:

General and administrative expenses for the year ended July 31, 2014 and July 31, 2013 were $518,380 and $163,405, respectively.  General and administrative expenses consisted primarily of office expenses, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in management and professional fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2013 through July 31, 2014.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $596,826 for the year ended July 31, 2014 and $289,366 for the year ended July 31, 2013.  There was a loss of $(265,285) on derivative valuation for the year ended July 31, 2014 and $(19,208) for the year ended July 31, 2013.

Net Loss:

Net loss for the year ended July 31, 2014 was $(1,380,491) compared with a net loss of $(472,127) for the year ended July 31, 2013.  The increased net loss is due to an increase in operating expenses and an increase in the accretion of convertible note discount and interest on convertible notes.

Results for the Period from June 4, 2008, (Date of Inception) through July 31, 2014

Revenues:

The Company’s revenues were $0 for the year ended July 31, 2014 compare to $0 for the period from Date of Inception to July 31, 2014.

Cost of Revenues

The Company’s cost of revenue was $0 for the year ended July 31, 2014 compared to $0 for the period from Date of Inception to July 31, 2014.

General and Administrative Expenses.

General and administrative expenses consisted primarily of consulting fees, management fees and preparing reports and SEC filings relating to being a public company.  For the year ended July 31, 2014, general and administrative expenses was $518,380 compared to $14,812,389 for the period from Date of Inception to July 31, 2014.

Other Income (Expense):

Other income (expenses) for the period from June 4, 2008 (Date of Inception) through July 31, 2014, were $(1,250,445).

Net Loss.

Net loss for the period June 4, 2008, (Date of Inception) through July 31, 2014 was $(16,062,834). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

As of July 31, 2014, total current assets were $79,882, which consisted primarily of cash and loan receivable.

As of July 31, 2014, total current liabilities were $1,094,516, which consisted primarily of accounts payable and accrued expenses, a loan from a related party and convertible debentures. We had negative net working capital of $(1,015,270) as of July 31, 2014.

During the period from June 4, 2008, (Date of Inception) through July 31, 2014, operating activities used cash of $(1,714,819). The cash used by operating activities related to general and administrative expenses, and non-cash items related to derivative instruments. Except for cash in the amount of $0 from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Material Commitments

The Company’s material commitments were $0 as of July 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOURCE GOLD CORP. AND SUBSIDIARIES
( ANEXPLORATION STATE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Independent Registered Public Accounting Firm

John Scrudato, CPA	F-2
Consolidated Financial Statements

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders' Deficit	F-6

Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ofSource Gold Corp.

We have audited the accompanying balance sheet of Source Gold Corp. as of July 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp. at July 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Source Gold Corp. will continue as a going concern. As more fully described in Note 2, the Company had an accumulated deficit at July 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New JerseyNovember 4, 2014

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	July 31, 2014	July 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$ 636	$ 14
Loan receivable	79,246	-
Prepaid expenses	-	815
Total current assets	79,882	829
Computer equipment	-	865
Mineral property	85,000	85,000
Other assets	-	-
TOTAL ASSETS	$ 164,882	$ 86,694

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 22,277	$ 38,398
Notes payable, net of discount	521,208	147,900
Notes payable interest	60,891	7,973
Notes payable, derivative liability	479,320	133,962
Due to related party	10,820	10,820
Loan payable	-	711
Total Current liabilities	1,094,516	339,765
Shareholder's equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 900,000,000 shares authorized; 1,433,828,416 (July 31, 2013 - 103,014,399) shares issued and outstanding	1,433,828	103,014
Additional paid in capital	13,700,055	14,326,942
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(16,062,834)	(14,682,344)
Total shareholders' equity	(929,634)	(253,071)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 164,882	$ 86,694

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

			From
			Inception
			(June 04, 2008
	Years ended		through
	July 31,		July 31,
	2014	2013	2014)

Sales	$ -	$ -	$ -
Cost of goods sold	-	-	-
Gross profit	-	-	-
Operating expenses
Accounting and audit fees	12,675	35,504	228,017
Depreciation	865	984	1,973
G&A expenses	215,915	47,800	373,629
Management fees	172,500	50,651	11,384,720
Mineral property exploration costs	-	3,317	159,263
Mineral property option impairment	-	-	2,203,611
Professional fees	116,425	25,149	380,829
Tax penalties and interest	-	-	80,347
Other operating expenses	-	-	-
Net loss from operations	(518,380)	(163,405)	(14,812,389)
Other income/ (expense)
Foreign exchange (gain) loss	-	7	(9,170)
FV change of derivative liability	(265,285)	(19,208)	(284,493)
Interest on convertible notes	(596,826)	(156,905)	(785,896)
Convertible debt discount	-	(132,461)	(170,886)
Net loss before income taxes	(1,380,491)	(471,972)	(16,062,834)
Income tax expense	-	-	-
Net Loss	(1,380,491)	(471,972)	(16,062,834)
Other comprehensive gain (loss)			-
Foreign currency translation adjustments	-	(155)	(683)
Comprehensive Loss	(1,380,491)	(472,127)	(16,063,517)

Per share information
Basic, weighted number of common shares outstanding	255,480,679	65,892,780
Net profit/(loss) per common share	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity

							Deficit
						Accumulated	Accumulated
					Additional	Other	during the	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Balance at inception (June 4, 2008)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash	-	-	24,000,000	24,000	24,000			48,000
Common stock issued for cash	-	-	20,400,000	20,400	51,000	-	-	71,400
Less: commission	-	-	-	-	(7,025)	-	-	(7,025)
Net (loss) for the period	-	-	-	-	-	-	(9,089)	(9,089)
Balances July 31, 2008	-	$ -	44,400,000	$ 44,400	$ 67,975	$ -	$ (9,089)	$ 103,286

Net income (loss) for the year	-	-	-	-	-	-	(102,804)	(102,804)
Balances July 31, 2009	-	$ -	44,400,000	$ 44,400	$ 67,975	$ -	$ (111,893)	$ 482

Common stock issued for cash	-	-	400,000	400	99,600	-	-	100,000
Common stock issued for cash	-	-	220,000	220	219,780			220,000
Common stock issued for cash	-	-	33,333	33	49,967			50,000
Common stock issued for cash	-	-	105,932	106	124,894			125,000
Unrealized loss on foreign exchange	-	-	-	-	-	(2,802)	-	(2,802)
Capital contribution by former president	-	-	-	-	6,967,429	-	-	6,967,429
Net income (loss) for the year	-	-	-	-	-	-	(7,495,347)	(7,495,347)
Balances July 31, 2010	-	$ -	45,159,265	$ 45,159	$ 7,529,645	$ (2,802)	$ (7,607,240)	$ (35,238)

Common stock issued for mineral property	-	-	4,000,000	4,000	1,996,000	-	-	2,000,000
Common stock issued for cash	-	-	100,000	100	49,900	-	-	50,000
Common stock issued for cash	-	-	31,250	31	19,969	-	-	20,000
Common stock issued for cash	-	-	281,250	281	89,719	-	-	90,000
Common stock issued for cash	-	-	275,000	275	109,725	-	-	110,000
Unrealized loss on foreign exchange	-	-	-	-	-	(4,653)	-	(4,653)
Capital contribution by former president	-	-	-	-	3,992,571	-	-	3,992,571
Note 7	-	-	-	-	-	-	-	-
Net (loss) for the year	-	-	-	-	-	-	(6,304,842)	(6,304,842)
Balances July 31, 2011	-	$ -	49,846,765	$ 49,846	$ 13,787,529	$ (7,455)	$ (13,912,082)	$ (82,162)

Common stock issued for cash	-	-	160,000	160	39,840	-	-	40,000
Common stock issued for cash	-	-	250,000	250	24,750	-	-	25,000
Common stock issued for cash	-	-	125,000	125	9,875	-	-	10,000
Common stock issued for mineral property			1,000,000	1,000	79,000	-	-	80,000
Intrinsic value of the beneficial conversion
of convertible debentures - Note 6	-	-	-	-	30,000	-	-	30,000
Unrealized loss on foreign exchange	-	-	-	-	-	6,927	-	6,927
Net (loss) for the year	-	-	-	-	-	-	(298,289)	(298,289)
Balances July 31, 2012	-	$ -	51,381,765	$ 51,381	$ 13,970,994	$ (528)	$ (14,210,371)	$ (188,524)

Conversion of promissory notes to stock August 2, 2012-October 24, 2012	-	-	9,585,054	9,585	65,501	-	-	75,086
Conversion of promissory notes to stock November 26, 2012-January 22, 2013	-	-	5,925,083	5,925	21,075	-	-	27,000
Elimination of derivative liabilities November 26, 2012-January 22, 2013	-	-	-	-	43,424			43,424
Conversion of promissory notes to stock February 25-April 22, 2013	-	-	13,478,164	13,478	11,321	-	-	24,799
Elimination of derivative liabilities February 25-April 22, 2013	-	-	-	-	52,566	-	-	52,566
Conversion of promissory notes to stock May 16-July 15, 2013	-	-	22,644,333	22,644	-	-	-	22,644
Elimination of derivative liabilities May 16-July 15, 2013	-	-	-	-	35,862	-	-	35,862
Reclassification of derivatives to APIC	-	-	-	-	(11,029)	-	-	(11,029)
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	137,228	-	-	137,228
Foreign currency translation			-	-	-	(155)	-	(155)
Net (loss) for the year	-	-	-	-	-	-	(471,972)	(471,972)
Balances July 31, 2013	-	$ -	103,014,399	$ 103,014	$ 14,326,942	$ (683)	$ (14,682,344)	$ (253,071)

Conversion of promissory notes to stock August 2, 2013-October 21, 2013	-	-	25,545,733	25,546	(9,946)	-	-	15,600
Elimination of derivative liabilities August 2, 2013-October 21, 2013	-	-	-	-	31,913	-	-	31,913
Conversion of promissory notes to stock December 5, 2013-January 17, 2014	-	-	33,942,505	33,942	(22,402)			11,540
Elimination of derivative liabilities December 5, 2013-January 17, 2014	-	-	-	-	25,368	-	-	25,368
Conversion of promissory notes to stock February 4, 2014 - April 28, 2014	-	-	111,069,021	111,069	(73,663)	-	-	37,406
Elimination of derivative liabilities February 4, 2014-April 28. 2014	-	-	-	-	84,362	-	-	84,362
Conversion of promissory notes to stock, May 6, 2014-July 31, 2014	-	-	1,160,256,758	1,160,257	(1,029,838)	-	-	130,419
Elimination of derivative liabilities May 6, 2014-July 31. 2014	-	-	-	-	338,369	-	-	338,369
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	28,950	-	-	28,950
Net (loss) for the year	-	-	-	-	-	-	(1,380,491)	(1,380,491)
Balances July 31, 2014	-	$ -	1,433,828,416	$ 1,433,828	$ 13,700,055	$ (683)	$ (16,062,834)	$ (929,634)

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
			From
			Inception
	Years ended		(June 4, 2008
	July 31,		through
	2014	2013	July 31, 2014)
Operating activities:
Net loss	$ (1,380,491)	$(471,972)	$(16,062,834)
Adjustment to reconcile net loss to net cash in operating activities
Convertible debt interest expense	534,832	283,558	865,891
Interest expense - beneficial conversion feature of convertible notes	-	-	30,000
Loss from change in fair value of derivative liability	265,285	19,208	284,493
Depreciation	865	984	1,973
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in loans receivable	(79,246)	-	(79,246)
(Increase) decrease in prepaid expenses	815	(675)	-
(Decrease) increase in accrued interest	-	-	-
(Decrease) increase in accounts payable and accrued liabilities	(16,121)	(93,716)	22,277
(Decrease) increase in notes payable, interest	61,994	5,808	60,891
Net cash used in operating activities	(612,067)	(256,805)	(1,714,819)

Investing activities:
Purchase of computer equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Net cash flows used in investing activities	-	-	(206,867)
Financing activities:
Proceeds from notes payable	613,400	233,252	959,810
Due to related party	-	7,391	10,820
Proceeds from loan payable	(711)	711	-
Proceeds from issuance of common stock	-	-	952,375
Net cash provided by financing activities	612,689	241,354	1,923,005

Effect of foreign exchange on cash	-	(155)	(683)

Change in cash and cash equivalents	622	(15,606)	636
Cash and cash equivalents at the beginning of the period	14	15,620	-
Cash and cash equivalents at the end of the period	636	14	636

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$ -	$ -	$ 2,080,000

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

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, (“Vulture”) a Nevada Limited Liability Company.  (Note 10c)

On March 28, 2012, the Company entered into a property option agreement to acquire a 100% undivided right in three tenures comprising 2,785 acres in northern British Columbia, Canada. (Note 10d)

The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves.  The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company’s interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

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

The Company has yet to achieve profitable operations, has accumulated losses of $16,062,834 since inception, has working capital deficiency of $1,015,270, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014 and July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 4 Computer equipment

	July 31,	July 31,
	2014	2013
Cost
Computer equipment	$ 1,973	$ 1,973

Accumulated depreciation	(1,973)	(1,108)

Net book value	$ -	$ 865

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

During the year ended July 31, 2014, the Company recorded management fees of $0 (year ended July 31, 2013 - $42,000) owed to the Company’s former president.

On May 15, 2013 the Company entered into an employment agreement with Dhugald Pinchin providing a signing bonus equivalent to $50,000 USD or stock and $7,500 per month salary.

On March 25, 2014, Dhugald Pinchin terminated his employment with the Company.

During the year period ended July 31, 2014, the Company recorded management fees of $67,500 (year ended July 31, 2013 - $72,500) owed to Dhugald Pinchin.

As of July 31, 2014, due to related party includes $10,820 (July 31, 2013 - $10,820), owing to Grid Petroleum Corp.

Note 7 Convertible Notes Payable

	July 31,	July 31,
	2014	2013
Promissory Note #2	30,000	30,000
Promissory Note #4	-	24,900
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #7	-	27,500
Promissory Note #8	-	44,978
Promissory Note #9	-	11,000
Promissory Note #10	-	11,000
Promissory Note #11	57,500	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	-
Promissory Note #15	7,500	-
Promissory Note #16	11,000	-
Promissory Note #17	7,500	-
Promissory Note #18	11,000	-
Promissory Note #19	7,500	-
Promissory Note #20	1,000	-
Promissory Note #21	11,000	-
Promissory Note #22	7,500	-
Promissory Note #23	16,000	-
Promissory Note #24	2,455	-
Promissory Note #25	7,500	-
Promissory Note #26	7,000	-
Promissory Note #27	7,500	-
Promissory Note #28	16,000	-
Promissory Note #29	7,500	-
Promissory Note #30	16,000	-
Promissory Note #31	26,500	-
Promissory Note #32	-	-
Promissory Note #33	-	-
Promissory Note #34	7,500	-
Promissory Note #35	16,000	-
Promissory Note #36	7,500	-
Promissory Note #37	16,500	-
Promissory Note #38	43,089	-
Promissory Note #39	25,000	-
Promissory Note #40	48,000	-
Promissory Note #41	-	-
Promissory Note #42	25,000	-
Promissory Note #43	22,085	-
Promissory Note #44	25,000	-
Promissory Note #45	33,000	-
Promissory Note #46	63,000	-
	$ 639,404	$ 245,652
Debt discount	(114,975)	(8,600)
Debt discount - BCF	(3,221)	(89,152)
Notes payable, net of discount	521,208	147,900
Accrued interest	60,891	7,973
	$ 582,099	$ 155,873

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

Promissory Note #4

On October 5, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $42,500.    The promissory note is unsecured, bears interest at 8% per annum, and matures on July 10, 2013.  During the year ended July 31, 2014 the Company accrued $0 (year ended July 31, 2013 - $2,623) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $79,440 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

On November 14, 2013, the Company was charged a late filing penalty and $4,650 was credited to the principal balance with a corresponding debit to the statement of operations.

During the year ended July 31, 2014, the Company recorded a loss of $21,227 (July 31, 2013 - $968) due to the change in value of the derivative liability during the period, and debt discount of $0 (July 31, 2013 - $42,500) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 74,458,397 common shares upon the conversion of $29,550 of the principal balance and $1,700 of interest into common stock, and $67,031 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $24,900) accrued interest of $0 (July 31, 2013 - $2,623) and a derivative liability of $0 (July 31, 2013 - $45,804) was recorded.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on October 30, 2012.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the year ended July 31, 2014, the Company accrued $3,901 (July 31, 2013 - $721) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $13,844 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $20,747 (July 31, 2013 - $5,121) due to the change in value of the derivative liability during the period, and debt discount of $0 (July 31, 2013 - $12,000) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $12,000 (July 31, 2013 - $12,000) accrued interest of $4,622 (July 31, 2013 - $721) and a derivative liability of $39,721 (July 31, 2013 - $18,965) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the year ended July 31, 2014, the Company accrued $2,590 (July 31, 2013 - $581) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $19,145 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $20,357 (July 31, 2013 – gain of $538) due to the change in value of the derivative liability during the period, and debt discount of $0 (July 31, 2013 - $11,774) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $11,774 (July 31, 2013 - $11,774) accrued interest of $3,171 (July 31, 2013 - $581) and a derivative liability of $38,964 (July 31, 2013 - $18,607) was recorded.

Promissory Note #7

On January 23, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $27,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 25, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the year ended July 31, 2014, the Company accrued $2,031 (July 31, 2013 - $1,139) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $48,150 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $26,120 (July 31, 2013 - $2,436) due to the change in value of the derivative liability during the period, and debt discount of $8,600 (July 31, 2013 - $18,900) was accreted to the statement of operations.

On November 14, 2013, the Company was charged a late filing penalty and $13,750 was credited to the principal balance with a corresponding debit to the statement of operations.

During the year ended July 31, 2014, the Company issued 100,332,933 common shares upon the conversion of $41,250 in principal and $1,100 in interest, and $76,706 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $27,500) accrued interest of $2,070 (July 31, 2013 - $1,139) and a derivative liability of $0 (July 31, 2013 - $50,586) was recorded.

Promissory Note #8

On May 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $44,978.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $4,594 (July 31, 2013 - $897) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 1, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $44,978 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2014, debt discount of $22,733 (year ended July 31, 2013 - $22,245) was accreted to the statement of operations.

On March 17, 2014, a replacement note was issued and the principal balance of $44,978 was transferred LG Capital Funding, LLC.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $44,978), accrued interest of $5,491 (July 31, 2013 - $897) and debt discount of $0 (July 31, 2013 - $22,733) was recorded.

Promissory Note #9

On June 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,059 (July 31, 2013 - $145) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 1, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2014, debt discount of $7,393 (year ended July 31, 2013 - $3,607) was accreted to the statement of operations.

On March 26, 2014, a replacement note was issued and the principal balance of $11,000 was transferred Gel Properties, LLC.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $11,000), accrued interest of $1,204 (July 31, 2013 - $145) and debt discount of $0 (July 31, 2013 - $7,393) was recorded.

Promissory Note #10

On July 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $928 (July 31, 2013 - $72) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 1, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $11,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2014, debt discount of $9,207 (year ended July 31, 2013 - $1,793) was accreted to the statement of operations.

On March 26, 2014, a replacement note was issued and the principal balance of $11,000 was transferred Gel Properties, LLC.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $11,000), accrued interest of $1,000 (July 31, 2013 - $72) and debt discount of $0 (July 31, 2013 - $9,207) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $9,959 (July 31, 2013 - $769) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $57,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2014, debt discount of $38,333 (year ended July 31, 2013 - $19,167) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $57,500 (July 31, 2013 - $57,500), accrued interest of $10,728 (July 31, 2013 - $769) and debt discount of $0 (July 31, 2013 - $38,333) was recorded.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,210 (July 31, 2013 - $51) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2014, debt discount of $6,236 (year ended July 31, 2013 - $1,264) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $7,500), accrued interest of $1,261 (July 31, 2013 - $51) and debt discount of $0 (July 31, 2013 - $6,236) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,121 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $5,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2014, debt discount of $5,250 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $7,500), accrued interest of $1,121 (July 31, 2013 - $0) and debt discount of $0 (July 31, 2013 - $5,250) was recorded.

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,637 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $7,700 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $7,700 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $11,000 (July 31, 2013 - $0), accrued interest of $1,637 (July 31, 2013 - $0), and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $981 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $2,250 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $2,250 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0), accrued interest of $981 (July 31, 2013 - $0), and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,444 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $3,300 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $3,300 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $11,000 (July 31, 2013 - $0), accrued interest of $1,444 (July 31, 2013 - $0), and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $851 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $3,000 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $3,000 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0), accrued interest of $851 (July 31, 2013 - $0), and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,241 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $5,500 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $11,000 (July 31, 2013 - $0), accrued interest of $1,241 (July 31, 2013 - $0), and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $714 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $750 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $750 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0), accrued interest of $714 (July 31, 2013 - $0), and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $16,293 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

On May 19, 2014, a replacement note was issued and the principal balance of $50,000 and interest of $5,000 was transferred Gel Properties, LLC.

On June 6, 2014, a replacement note was issued and the principal balance of $25,000 was transferred Union Capital, LLC.

On July 2, 2014, a replacement note was issued and the principal balance of $25,000 was transferred Union Capital, LLC.

On July 9, 2014, a replacement note was issued and the principal balance of $25,000 was transferred LG Capital, LLC.

As of July 31, 2014, principal balance of $1,000 (July 31, 2013 - $0) and accrued interest of $11,293 (July 31, 2013 - $0) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,037 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $11,000 (July 31, 2013 - $0) and accrued interest of $1,037 (July 31, 2013 - $0) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $578 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0) and accrued interest of $578 (July 31, 2013 - $0) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $1,217 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $16,000 (July 31, 2013 - $0) and accrued interest of $1,217 (July 31, 2013 - $0) was recorded.

Promissory Note #24

On December 13, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the year ended July 31, 2014, the Company accrued $1,710 (July 31, 2013 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 51% of the market price, where market price is defined as “the average of the lowest three of the last ten closing trading prices on the OTCBB immediately prior to conversion date”.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $47,251 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $15,837 (July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $36,530 (July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 243,915,678 common shares upon the conversion of $35,045 in principal, and $54,963 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $2,455 (July 31, 2013 - $0), accrued interest of $1,710, debt discount of $970 (July 31, 2013 - $0), and derivative liability of $8,124 (July 31, 2013 - $0) was recorded.

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $438 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0) and accrued interest of $438 (July 31, 2013 - $0) was recorded.

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $404 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $7,000 (July 31, 2013 - $0) and accrued interest of $404 (July 31, 2013 - $0) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $298 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0) and accrued interest of $298 (July 31, 2013 - $0) was recorded.

Promissory Note #28

On February 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $631 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $16,000 (July 31, 2013 - $0) and accrued interest of $631 (July 31, 2013 - $0) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $252 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0) and accrued interest of $252 (July 31, 2013 - $0) was recorded.

Promissory Note #30

On March 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $533 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $16,000 (July 31, 2013 - $0) and accrued interest of $533 (July 31, 2013 - $0) was recorded.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. During the year ended July 31, 2014, the Company accrued $790 (July 31, 2013 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the lowest closing bid price of the ten prior trading days on the OTCBB including the day upon which a Notice of Conversion is received by the Company.”

As of July 31, 2014, principal balance of $26,500 (July 31, 2013 - $0) and accrued interest of $790 (July 31, 2013 - $0) was recorded.

Promissory Note #32

On March 17, 2014, the Company arranged a debt swap under which Syndication Capital Note #8 for $44,978 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 17, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. The note also contains customary events of default.  During the year ended July 31, 2014, the Company accrued $941 (year ended July 31, 2013 - $0) in interest expense.

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

During the year ended July 31, 2014, the Company recorded a loss of $33,473 (year ended July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $44,978 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 183,519,539 common shares upon the conversion of $44,978 of the principal balance and $941 in interest, and $97,839 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $0)accrued interest of $0 (July 31, 2013 - $0), debt discount of $0 (July 31, 2013 - $0) and a derivative liability of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #33

On March 26, 2014, the Company arranged a debt swap under which Syndication Capital Note #9 for $11,000 and Syndication Capital Note #10 for $11,000 was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on March 26, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. The note also contains customary events of default.  During the year ended July 31, 2014, the Company accrued $261 (year ended July 31, 2013 - $0) in interest expense.

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

During the year ended July 31, 2014, the Company recorded a gain of $7,715 (year ended July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $22,000 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 95,700,000 common shares upon the conversion of $22,000 of the principal balance and $261 in interest, and $59,438 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $0)accrued interest of $0 (July 31, 2013 - $0), debt discount of $0 (July 31, 2013 - $0) and a derivative liability of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $201 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0) and accrued interest of $201 (July 31, 2013 - $0) was recorded.

Promissory Note #35

On April 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $424 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $16,000 (July 31, 2013 - $0), accrued interest of $424 (July 31, 2013 - $0) and debt discount of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $151 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $1,500 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $754 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $7,500 (July 31, 2013 - $0) and accrued interest of $151 (July 31, 2013 - $0) and debt discount of $746 (July 31, 2013 - $0) was recorded.

Promissory Note #37

On May 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC, in the sum of $16,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $329 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $4,950 (July 31, 2013 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital, and debt discount of $2,475 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

As of July 31, 2014, principal balance of $16,500 (July 31, 2013 - $0) and accrued interest of $329 (July 31, 2013 - $0) and debt discount of $2,475 (July 31, 2013 - $0) was recorded.

Promissory Note #38

On May 19, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $55,000 in principal and interest was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2014, the Company accrued $861 (year ended July 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $64,251 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $73,406 (year ended July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $20,529 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 180,000,000 common shares upon the conversion of $11,911 of the principal balance, and $19,103 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $43,089 (July 31, 2013 - $0)accrued interest of $861 (July 31, 2013 - $0), debt discount of $34,471 (July 31, 2013 - $0) and a derivative liability of $118,554 (July 31, 2013 - $0) was recorded.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2014, the Company accrued $400 (July 31, 2013 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price of the ten prior trading days on the OTCBB including the day upon which a Notice of Conversion is received by the Company.”

As of July 31, 2014, principal balance of $25,000 (July 31, 2013 - $0) and accrued interest of $400 (July 31, 2013 - $0) was recorded.

Promissory Note #40

On June 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2014, the Company accrued $631 (July 31, 2013 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2014 interest expense relating to the beneficial conversion feature of this convertible note of $0 (July 31, 2013 - $0) was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2014, principal balance of $48,000 (July 31, 2013 - $0) and accrued interest of $631 (July 31, 2013 - $0) was recorded.

Promissory Note #41

On June 6, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $25,000 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on June 6, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2014, the Company accrued $135 (year ended July 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $41,722 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a gain of $3,755 (year ended July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $25,000 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 144,034,430 common shares upon the conversion of $25,000 of the principal balance and $31 in interest, and $37,967 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $0 (July 31, 2013 - $0)accrued interest of $104 (July 31, 2013 - $0), debt discount of $0 (July 31, 2013 - $0) and a derivative liability of $0 (July 31, 2013 - $0) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2014, the Company accrued $301 (July 31, 2013 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price of the ten prior trading days on the OTCBB including the day upon which a Notice of Conversion is received by the Company.”

As of July 31, 2014, principal balance of $25,000 (July 31, 2013 - $0) and accrued interest of $301 (July 31, 2013 - $0) was recorded.

Promissory Note #43

On July 2, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $25,000 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2014, the Company accrued $151 (year ended July 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $38,646 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $26,301 (year ended July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $4,670 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 68,000,000 common shares upon the conversion of $2,915 of the principal balance, and $4,183 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $22,085 (July 31, 2013 - $0)accrued interest of $151 (July 31, 2013 - $0), debt discount of $20,330 (July 31, 2013 - $0) and a derivative liability of $60,764 (July 31, 2013 - $0) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2014, the Company accrued $159 (July 31, 2013 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 60% of the market price, where market price is defined as “the lowest closing bid price of the ten prior trading days on the OTCBB including the day upon which a Notice of Conversion is received by the Company.”

As of July 31, 2014, principal balance of $25,000 (July 31, 2013 - $0) and accrued interest of $159 (July 31, 2013 - $0) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2014, the Company accrued $346 (year ended July 31, 2013 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $202,937 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2014, the Company recorded a loss of $39,287 (year ended July 31, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $15,797 (year ended July 31, 2013 - $0) was accreted to the statement of operations.

During the year ended July 31, 2014, the Company issued 240,853,040 common shares upon the conversion of $12,000 of the principal balance and $43 in interest, and $29,023 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2014, principal balance of $63,000 (July 31, 2013 - $0)accrued interest of $304 (July 31, 2013 - $0), debt discount of $59,203 (July 31, 2013 - $0) and a derivative liability of $213,201 (July 31, 2013 - $0) was recorded.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2014, the Company accrued $159 (July 31, 2013 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the lowest closing bid price of the ten prior trading days on the OTCBB including the day upon which a Notice of Conversion is received by the Company.”

As of July 31, 2014, principal balance of $33,000 (July 31, 2013 - $0) and accrued interest of $159 (July 31, 2013 - $0) was recorded.

Note 8 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates which are indexed to the market value of the Company’s common stock price.

During the year ended July 31, 2014, the Company has a balance of derivative liabilities for embedded conversion features related to convertible notes payable of face value $479,320 (July 31, 2013 - $133,962).  During the year ending July 31, 2014, $228,725 (July 31, 2013 - $102,600) of convertible notes payable principal and interest were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 1 inputs and Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

July 31,
2014
Balance, beginning of year	$ 133,962
Initial recognition of derivative liability	526,326
Fair value change in derivative liability	265,285
Conversion of derivative liability to APIC
Promissory Note #4	(67,031)
Promissory Note #7	(76,706)
Promissory Note #24	(54,963)
Promissory Note #32	(97,839)
Promissory Note #33	(59,438)
Promissory Note #38	(19,103)
Promissory Note #41	(37,967)
Promissory Note #43	(4,183)
Promissory Note #45	(29,023)
Balance as of July 31, 2014	$ 479,320

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

During the period of August 1, 2012 to October 31, 2012, the Company issued 9,585,054 common shares with a fair value of $33,800 upon the conversion of a promissory note into common stock.

On October 31, 2012, the President of the Company acquired 10,000,000 common shares of the Company in a private transaction.  As of October 31, 2012, the President holds a 16.4% interest in the common stock of the Company.

During the period of November 1, 2012 and January 31, 2013, the Company issued 5,925,083 common shares with a fair value of $30,438.08 upon the conversion of promissory notes into common stock.

During the period of February 1, 2013 and April 30, 2013, the Company issued 13,478,164 common shares with a fair value of $24,800 upon the conversion of promissory notes into common stock.

During the period of May 1, 2013 and July 31, 2013, the Company issued 22,644,333 common shares with a fair value of $20,400 upon the conversion of promissory notes into common stock.

During the year ended July 31, 2014, the Company issued 1,330,814,017 common shares upon the conversion of $228,725 in principal and interest of promissory notes into common stock.

Capital Contribution

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company, held by the former president, at a price of $0.0025 per share effective December 20, 2010 until May 1, 2011.  The Company has recorded compensation under management fees and a capital contribution of $0 (2011 - $3,992,571) (2010 - $6,967,429) aggregating $10,960,000 using the Black-Scholes valuation model based on the following inputs; exercise price $0.0025; dividend rate 0; current stock price of $0.55; term 1.5 years; and volatility 137.75%.

Warrants and Options

As of July 31, 2014 and 2013, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

As of July 31, 2014, the operator held exploration advances amounting to $0 (2013 - $0). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

During the year ended July 31, 2014, the Company incurred exploration expenditures of $0 (July 31, 2013 - $3,317) on the property.

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

As of July 31, 2014, no exploration expenditures have been incurred on the property.

Note 11 Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2014	2013
Operating loss for the year ended July 31	$ (1,380,491)	$ (471,972)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (469,367)	$ (160,470)
Unrecognized tax loses	(469,367)	(160,470)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $16,062,834 for tax purposes which may be recognized in future periods, not to exceed 20 years.

Note 12 Commitments

The Company has an ongoing agreement with a director of the company to provide management services for $7,500 per month.  Either party may terminate the agreement with one month’s written notice.

On March 25, 2014, the director terminated his employment with the Company.

Note 13 Subsequent event

Subsequent to the year end the Company:

On August 1, 2014, the holder of a convertible note converted a total of $4,140 of principal into 69,000,000 shares of common stock at a price of $.00006.

On August 1, 2014, the holder of a convertible note converted a total of $5,025 of principal and interest into 100,504,109 shares of common stock at a price of $.00005.

On August 5, 2014, the holder of a convertible note converted a total of $1,620 of principal into 32,400,000 shares of common stock at a price of $.00005.

On August 5, 2014, the holder of a convertible note converted a total of $4,380 of principal into 73,000,000 shares of common stock at a price of $.00006.

On August 5, 2014, the holder of a convertible note converted a total of $1,000 of principal into 38,000,000 shares of common stock at a price of $.0000263.

On August 7, 2014, the holder of a convertible note converted a total of $5,535 of principal and interest into 110,699,178 shares of common stock at a price of $.00005.

On August 7, 2014, the holder of a convertible note converted a total of $5,220 of principal into 87,000,000 shares of common stock at a price of $.00006.

On August 8, 2014, the holder of a convertible note converted a total of $1,570 of principal and interest into 32,400,000 shares of common stock at a price of $.00005.

On August 8, 2014, the holder of a convertible note converted a total of $1,000 of principal into 40,000,000 shares of common stock at a price of $.000025.

On August 12, 2014, the holder of a convertible note converted a total of $6,000 of principal into 100,000,000 shares of common stock at a price of $.00006.

On August 12, 2014, the holder of a convertible note converted a total of $6,043 of principal and interest into 120,867,945 shares of common stock at a price of $.00005.

On August 13, 2014, the holder of a convertible note converted a total of $1,000 of principal into 41,000,000 shares of common stock at a price of $.0000244.

On August 15, 2014, the holder of a convertible note converted a total of $6,550 of principal and interest into 130,997,260 shares of common stock at a price of $.00005.

On August 15, 2014, the holder of a convertible note converted a total of $715 of interest into 14,300,000 shares of common stock at a price of $.00005.

On August 18, 2014, the holder of a convertible note converted a total of $6,300 of principal into 105,000,000 shares of common stock at a price of $.00006.

On August 18, 2014, the holder of a convertible note converted a total of $1,000 of principal into 43,900,000 shares of common stock at a price of $.0000228.

On August 25, 2014, the holder of a convertible note converted a total of $1,000 of principal into 125,000,000 shares of common stock at a price of $.00008.

On August 25, 2014, the holder of a convertible note converted a total of $8,000 of principal into 133,333,333 shares of common stock at a price of $.00006.

On August 27, 2014, the holder of a convertible note converted a total of $8,400 of principal into 140,000,000 shares of common stock at a price of $.00006.

On August 28, 2014, the holder of a convertible note converted a total of $2,876 of principal and interest into 47,936,556 shares of common stock at a price of $.00006.

On August 28, 2014, the holder of a convertible note converted a total of $1,636 of principal into 27,266,333 shares of common stock at a price of $.00006.

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

Previous Independent Registered Public Accounting Firm

1.

On October 16, 2014, Source Gold Corp. (the “Registrant”), after review and recommendation by its board of directors, dismissed W.T. Uniack& Co., CPAs P.C. (“Uniack”) as the Registrant’s independent registered public accounting firm.

2.

Uniack’s audit reports for the Registrant’s fiscal years ended July 31, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Registrant to continue as a going concern.

3.

During the Registrant’s two most recent fiscal years there were no disagreements between the Registrant and Uniack regarding any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Uniack, would have caused Uniack to make reference to the subject matter of the disagreement(s) in connection with its reports; and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

4.

The Registrant has provided Uniack with a copy of this Form 8-K prior to its filing with the U.S. Securities and Exchange Commission (“SEC”) and requested Uniack to furnish to the Registrant a letter addressed to the SEC stating whether it agrees with the statements made by the Registrant and, if not, stating the respects in which it does not agree.  When received, a copy of Uniack’s response letter will be filed as an Exhibit to an amendment of this Current Report.

New Independent Registered Public Accounting Firm

4.	On October 16, 2014, the Registrant engaged John Scrudato, CPA, as its independent registered public accounting firm (“Scrudato”).
5.

During the Registrant’s two most recent fiscal years and through the date of this report, the Registrant did not consult with Scrudato regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered regarding the Registrant’s financial statements, and no written or oral advice was provided by Scrudato that was an important factor considered by the Registrant in making a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of any disagreement or event, as  set forth in Item 304 (a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2014, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending July 31, 2014,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

On August 1, 2013, the Company entered into aConvertible Promissory Note with Syndication Capital, LLC. Under the terms of the promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8%, with a February 1, 2014 maturity date. This note also contains customary events of default.

On August 31, 2013, the Company entered into aConvertible Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of March 3, 2014. This note also contains customary events of default.

On September 1, 2013, the Company entered into aConvertible Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a March 1, 2014 maturity date. This note also contains customary events of default.

On September 30, 2013, the Company entered into aConvertible Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of March 31, 2014. This note also contains customary events of default.

On October 1, 2013, the Company entered into aConvertible Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a April 1, 2014 maturity date. This note also contains customary events of default.

On October 31, 2013, the Company into aConvertible Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of April 30, 2014. This note also contains customary events of default.

On November 1, 2013, the Company entered into aConvertible Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $176,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a March 1, 2014 maturity date. This note also contains customary events of default.

On November 1, 2013, the Company entered into aConvertible Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a May 1, 2014 maturity date. This note also contains customary events of default.

On November 30, 2013, the Company entered into aConvertible Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of May 30, 2014. This note also contains customary events of default.

On December 1, 2013, the Company entered into aConvertible Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a June 1, 2014 maturity date. This note also contains customary events of default.

On December 31, 2013, the Company entered into aConvertible Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of June 30, 2014. This note also contains customary events of default.

On January 1, 2014, the Company entered into aConvertible Promissory Note with Syndication Capital LLC. Under the terms of this promissory note the Company has borrowed $11,000.00 from Syndication Capital, LLC, which accrues interest at an annual rate of 8% with a July 1, 2014 maturity date. This note also contains customary events of default.

On January 31, 2014, the Company entered into aConvertible Promissory Note with our sole director and officer.  Under the terms of the promissory note the Company has borrowed $7,500.00 from our sole officer and director, which accrues interest at an annual rate of 8% with a maturity date of July 31, 2014. This note also contains customary events of default.

On February 1, 2014, the Company executed a Convertible Promissory Note with Syndication Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $16,000, which accrues interest at an annual rate of 8% and has a maturity date of August 1, 2014.This note also contains customary events of default.

On February 28, 2014, the Company executed a Convertible Promissory Note with Dhugald Pinchin.  Under the terms of the note, the Company pays the holder a total of $7,500, which accrues interest at an annual rate of 8% and has a maturity date of August 28, 2014. This note also contains customary events of default.

On March 1, 2014, the Company executed a Convertible Promissory Note with Syndication Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $16,000, which accrues interest at an annual rate of 8% and has a maturity date of September 1, 2014.This note also contains customary events of default.

On March 17, 2014, the Company executed a Convertible Promissory Note with LG Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $44,978.26, which accrues interest at an annual rate of 8% and has a maturity date of March 17, 2015.This note also contains customary events of default.

On March 17, 2014, the Company executed a Convertible Promissory Note with LG Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $26,500, which accrues interest at an annual rate of 8% and has a maturity date of March 17, 2015. This note also contains customary events of default.

On March 26, 2014, the Company executed a Convertible Promissory Note with GEL Properties, LLC.  Under the terms of the note, the Company pays the holder a total of $22,000, which accrues interest at an annual rate of 8% and has a maturity date of March 26, 2015.This note also contains customary events of default.

On March 31, 2014, the Company executed a Convertible Promissory Note with Dhugald Pinchin.  Under the terms of the note, the Company pays the holder a total of $7,500, which accrues interest at an annual rate of 8% and has a maturity date of September 30, 2014.This note also contains customary events of default.

On April 1, 2014, the Company executed a Convertible Promissory Note with Syndication Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $16,000, which accrues interest at an annual rate of 8% and has a maturity date of October 1, 2014. This note also contains customary events of default.

On April 30, 2014, the Company executed a Convertible Promissory Note with Dhugald Pinchin.  Under the terms of the note, the Company pays the holder a total of $7,500, which accrues interest at an annual rate of 8% and has a maturity date of October 30, 2014.This note also contains customary events of default.

On May 1, 2014, the Company executed a Convertible Promissory Note with Syndication Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $16,500, which accrues interest at an annual rate of 8% and has a maturity date of November 1, 2014.This note also contains customary events of default.

On May 19, 2014, the Company executed a Convertible Promissory Note with Gel Properties, LLC.  Under the terms of the note, the Company pays the holder a total of $55,000, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015. This note also contains customary events of default.

On May 19, 2014, the Company executed a Convertible Promissory Note with Adar Bays, LLC.  Under the terms of the note, the Company pays the holder a total of $25,000, which accrues interest at an annual rate of 8% and has a maturity date of May 19, 2015.This note also contains customary events of default.

On June 1, 2014, the Company executed a Convertible Promissory Note with Syndication Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $48,000, which accrues interest at an annual rate of 8% and has a maturity date of December 1, 2014. This note also contains customary events of default.

On June 6, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $25,000, which accrues interest at an annual rate of 8% and has a maturity date of June 6, 2015.This note also contains customary events of default.

On June 6, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $25,000, which accrues interest at an annual rate of 8% and has a maturity date of June 6, 2015.This note also contains customary events of default.

On July 2, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $25,000, which accrues interest at an annual rate of 8% and has a maturity date of July 2, 2015.This note also contains customary events of default.

On July 2, 2014, the Company executed a Convertible Promissory Note with Union Capital, LLC.  Under the terms of the note, the Company pays the holder a total of $25,000, which accrues interest at an annual rate of 8% and has a maturity date of July 2, 2015.This note also contains customary events of default.

On July 9, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $75,000, which accrues interest at an annual rate of 8% and has a maturity date of July 9, 2015.This note also contains customary events of default.

On July 9, 2014, the Company executed a Convertible Promissory Note with LG Capital Funding, LLC.  Under the terms of the note, the Company pays the holder a total of $75,000, which accrues interest at an annual rate of 8% and has a maturity date of July 9, 2015.This note also contains customary events of default.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Edward J. Aruda	55	President, Treasurer, Secretary, & Director	March 25, 2014

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Edward J. Aruda, age 55, is the founder, President and a Director of Santa Rosa Resources Inc., since its formation in 2007. He has much personal experience and leadership skills in the oil and gas industries, from the manufacturing of drilling equipment to the development of oil and gas properties. Mr. Aruda began his career in 1977 working for Smith Tool, a division of Smith International, and a major manufacturer of oil and gas well drilling bits. In 1990 Mr. Aruda became involved in the investment banking and financing of oil and gas programs. Mr. Aruda worked as a Registered Representative of the NASD and previously held series 22, 6 and 63 licenses. He has overseen the successful financing and development of numerous oil and gas properties throughout the southwest.

Identification of Significant Employees

We have no significant employees, other than Edward Aruda, our President, Chief Executive Officer, and Director.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended July 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended July 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended July 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended July 31, 2014 and 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward J. Aruda (1) President, CEO, CFO, Secretary, Treasurer and Director	2014	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dhugald Pinchin Former President, CEO, CFO, Secretary, Treasurer and Director	2014	$67,500	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	$22,500-	50,000	-0-	-0-	-0-	-0-	-0-	-0-
Jon Fullenkamp Former President, CEO, CFO, Secretary, Treasurer and Director	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Loran Notar (2) Former President, CEO, CFO, Secretary, Treasurer and Director	2013	$42,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)

The Company’s officer and director currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Source Gold Corp. and the research and development associated with expanding the Company to new markets. Mr. Aruda is the President, Secretary, Treasurer and a Director of the Company.

(2)

Pursuant to the Corporate Management Services Agreement discussed in our 2011 Annual Report on Form 10K, our former sole officer and director, Lauren Notar, received a total of $42,000 during the year ended July 31, 2014 and $72,000 during the year ended July 31, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended July 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 16, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Edward J. Aruda 200 S. Virginia Street Reno, NV 89501	Common	-0-	0%
All Officers and Directors as a Group	Common	-0-	0%
5% Shareholders	Common	-0-	0%

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

(2)

Based on3,046,433,130 issued and outstanding shares of common stock as of October 16, 2014.

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

According to the NASDAQ definition, Edward Aruda is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

		Year Ended July 31, 2014		Year Ended July 31, 2013
Audit fees		$18,175		$35,504
Audit-related fees	$		$
Tax fees	$		$
All other fees	$		$
Total		$18,175		$35,504

Audit Fees

During the fiscal years ended July 31, 2014, we incurred approximately $18,175 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended July 31, 2014.

During the fiscal year ended July 31, 2013, we incurred approximately $35,504 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended July 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended July 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended July 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended July 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.EXHIBITS.

(a)Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC, dated August 7, 2010.	Filed with the SEC on August 12, 2010, as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC, dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC, dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed with the SEC on December 18, 2013 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Promissory Note by and between the Company and Dhugald Pinchin, dated November 30, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Asher Enterprises Inc., dated December 13, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Dhugald Pinchin, dated December 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC, dated January 1, 2014	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Dhugald Pinchin, dated January 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.32	Promissory Note by and between the Company and Dhugald Pinchin, dated February, 28, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.33	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.34	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.35	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.36	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.37	Promissory Note by and between the Company and Dhugald Pinchin, dated March 31, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.38	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.39	Promissory Note by and between the Company and Dhugald Pinchin, dated April 30, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.40	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2014.	Filed herewith.
10.41	Promissory Note, by and between the Company and Gel Properties, LLC, dated May 19, 2014.	Filed herewith.
10.42	Promissory Note by and between the Company and Adar Bays, LLC, dated May 19, 2014.	Filed herewith.
10.43	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2014.	Filed herewith.
10.44	Promissory Note, by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed herewith.
10.45	Promissory Note by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed herewith.
10.46	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed herewith.
10.47	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed herewith.
10.48	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed herewith.
10.49	Promissory Note by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 12, 2014

/s/ Edward Aruda

By: Edward Aruda

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 12, 2014

/s/ Edward Aruda

Edward Aruda – Director