Form 10-Q
period 2015-04-30
Source Gold Corp.
filed 2015-06-15
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number:	000-54840

SOURCE GOLD CORP.
(Name of small business issuer in its charter)

Nevada	46-1814729
(State of incorporation)	(I.R.S. Employer Identification No.)

4264 Lady Burton Street, Las Vegas, NV 89129
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of May 11, 2015, there were 3,472,433,130 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

SOURCE GOLD CORP.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

April 30, 2015 (unaudited)

Financial Statement Index

Pages
Consolidated Balance Sheets (2015 unaudited)	F-1
Consolidated Statements of Operations and Comprehensive Loss (unaudited)	F-2
Consolidated Statement of Cash Flows (unaudited)	F-3
Notes to the Consolidated Financial Statements (unaudited)	F-4 to F-30

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	April 30, 2015	July 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$-	$636
Loan receivable	66,301	79,246
Prepaid expenses	-	-
Total current assets	66,301	79,882

Computer equipment	-	-
Mineral property	85,000	85,000
TOTAL ASSETS	$151,301	$164,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$38,603	$22,277
Notes payable, net of discount	1,224,402	521,208
Notes payable interest	143,077	60,891
Notes payable, derivative liability	367,273	479,320
Due to related party	36,820	10,820
Total Current liabilities	1,810,175	1,094,516

Shareholder's equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.00001 par value; 7,980,000,000 shares authorized; 3,323,433,130 (July 31, 2014 - 1,433,828,416) shares issued and outstanding	3,323,433	1,433,828
Additional paid in capital	12,536,598	13,700,055
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(17,518,221)	(16,062,834)
Total shareholders' equity	(1,658,873)	(929,634)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$151,301	$164,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

					From
					Inception
					(June 04, 2008
	Three months ended		Nine months ended		through
	April 30,		April 30,		April 30,
	2015	2014	2015	2014	2015

Sales	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Accounting and audit fees	1,268	5,250	20,410	10,925	248,427
Depreciation	-	246	-	738	1,973
G&A expenses	215,403	53,996	989,733	196,397	1,363,362
Management fees	30,000	52,500	120,000	142,500	11,504,720
Mineral property exploration costs	-	-	-	-	159,263
Mineral property option impairment	-	-	-	-	2,203,611
Professional fees	300	5,455	8,763	100,690	389,592
Tax penalties and interest	-	-	-	-	80,347
Net loss from operations	(246,971)	(117,447)	(1,138,906)	(451,250)	(15,951,295)

Other income/ (expense)
Foreign exchange (gain) loss	-	-	-	-	(9,170)
FV change of derivative liability	(891)	(21,548)	176,565	(48,583)	(107,927)
Interest on convertible notes	(141,666)	(87,635)	(493,046)	(217,969)	(1,278,943)
Convertible debt discount	-	-	-	-	(170,886)
Net loss before income taxes	(389,527)	(226,630)	(1,455,387)	(717,802)	(17,518,221)
Income tax expense	-	-	-	-	-

Net Loss	$(389,527)	$(226,630)	$(1,455,387)	$(717,802)	$(17,518,221)
Other comprehensive gain (loss)					-
Foreign currency translation adjustments	-	-	-	-	(683)
Comprehensive Loss	(389,527)	(226,630)	(1,455,387)	(717,802)	(17,518,904)

Per share information
Basic, weighted number of common shares outstanding	3,323,433,130	200,947,802	3,095,100,944	152,146,231
Net profit/(loss) per common share	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows

			From
			Inception
	Nine months ended		(June 4, 2008
	April 30,		through
	2015	2014	April 30, 2015)
Operating activities:
Net loss	(1,455,387)	(717,802)	(17,518,221)
Adjustment to reconcile net loss to net cash in operating activities
Convertible debt interest expense	407,996	80,673	1,276,752
Interest expense - beneficial conversion feature of convertible notes	-	112,402	30,000
Loss from change in fair value of derivative liability	(176,565)	48,583	107,927
Depreciation	-	738	1,973
Mineral property option costs	-	-	1,842
Impairment loss on mineral property option	-	-	2,199,894
Management fees from stock options	-	-	10,960,000
Changes in assets and liabilities:
(Increase) decrease in loans receivable	12,945	-	(66,301)
(Increase) decrease in prepaid expenses	-	-	-
(Decrease) increase in accounts payable and accrued liabilities	16,325	8,035	38,603
(Decrease) increase in notes payable, interest	85,051	24,894	143,077
Net cash used in operating activities	(1,109,636)	(442,477)	(2,824,455)

Investing activities:
Purchase of computer equipment	-	-	(1,973)
Mineral property option acquisition	-	-	(204,894)
Net cash flows used in investing activities	-	-	(206,867)

Financing activities:
Proceeds from notes payable	1,083,000	440,900	2,042,810
Due to related party	26,000	-	36,820
Proceeds from loan payable	-	1,595	-
Proceeds from issuance of common stock	-	-	952,375
Net cash provided by financing activities	1,109,000	442,495	3,032,005

Effect of foreign exchange on cash	-	-	(683)

Change in cash and cash equivalents	(636)	18	0
Cash and cash equivalents at the beginning of the period	636	14	-
Cash and cash equivalents at the end of the period	0	32	0

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$-	$-	$2,080,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending July 31, 2015.

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

On July 25, 2014, the Company increased the number of authorized shares of the Company from 3,000,000,000 to 8,000,000,000 shares and par value was changed to $0.00001.

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
April 30, 2015
(Unaudited)

Note 2 Nature of Operations and Going Concern (continued)

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

The Company has yet to achieve profitable operations, has accumulated losses of $17,518,221 since inception, has working capital deficiency of $1,743,873, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
April 30, 2015
(Unaudited)

Note 3 Summary of Significant Accounting Policies (continued)

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
April 30, 2015
(Unaudited)

Note 3 Summary of Significant Accounting Policies (continued)

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2015 and July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 3 Summary of Significant Accounting Policies (continued)

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

Note 4 Computer equipment

	April 30,	July 31,
	2015	2014
Cost
Computer equipment	$1,973	$1,973
Accumulated depreciation	(1,973)	(1,973)
Net book value	$-	$-

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

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
April 30, 2015
(Unaudited)

Note 6 Related Party Transactions (continued)

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

On March 25, 2014, Dhugald Pinchin terminated his employment with the Company.

During the nine months ended April 30, 2015, the Company recorded management fees of $0 (nine months ended April 30, 2014 - $67,500) owed to Dhugald Pinchin.

On April 1, 2014, the Company entered into a consulting contract with Edward Aruda.  The Company will pay Mr. Aruda $2,000 per month, payable in duly authorized, validly issued, fully paid non assessable common shares of the Company.

During the nine months ended April 30, 2015, the Company recorded consulting fees of $26,000 (nine months ended April 30, 2014 - $0) owed to Edward Aruda.

As of April 30, 2015, due to related party includes $10,820 (April 30, 2014 - $10,820), owing to Grid Petroleum Corp.

Note 7 Convertible Notes Payable

	April 30,	July 31,
	2015	2014
Promissory Note #2	30,000	30,000
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #11	57,500	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	11,000
Promissory Note #15	7,500	7,500
Promissory Note #16	11,000	11,000
Promissory Note #17	7,500	7,500
Promissory Note #18	11,000	11,000
Promissory Note #19	7,500	7,500
Promissory Note #20	1,000	1,000
Promissory Note #21	11,000	11,000
Promissory Note #22	7,500	7,500
Promissory Note #23	16,000	16,000
Promissory Note #24	-	2,455
Promissory Note #25	7,500	7,500
Promissory Note #26	7,000	7,000
Promissory Note #27	7,500	7,500
Promissory Note #28	16,000	16,000
Promissory Note #29	7,500	7,500
Promissory Note #30	16,000	16,000
Promissory Note #31	26,500	26,500
Promissory Note #34	7,500	7,500
Promissory Note #35	16,000	16,000
Promissory Note #36	7,500	7,500
Promissory Note #37	11,500	16,500
Promissory Note #38	-	43,089
Promissory Note #39	23,995	25,000
Promissory Note #40	-	48,000
Promissory Note #42	24,000	25,000
Promissory Note #43	-	22,085
Promissory Note #44	25,000	25,000
Promissory Note #45	40,000	63,000
Promissory Note #46	33,000	33,000
Promissory Note #47	-	-
Promissory Note #48	-	-
Promissory Note #49	360,000	-
Promissory Note #50	360,000	-
Promissory Note #51	176,000	-
Promissory Note #52	240,000	-
Notes payable, principal	$1,629,769	$639,404
Debt discount	(405,367)	(118,196)
Notes payable, net of discount	1,224,402	521,208
Accrued interest	143,077	60,891
Total notes payable	$1,367,479	$582,099

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

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

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on October 30, 2012.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the nine months ended April 30, 2015, the Company accrued $1,975 (April 30, 2014 - $718) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $16,183 (April 30, 2014 – $1,223) due to the change in value of the derivative liability during the period.

As of April 30, 2015, principal balance of $12,000 (April 30, 2014 - $12,000) accrued interest of $6,596 (April 30, 2014 - $1,439) and a derivative liability of $23,529 (April 30, 2014 - $17,742) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the nine months ended April 30, 2015, the Company accrued $1,937 (April 30, 2014 - $704) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $15,878 (April 30, 2014 – $1,199) due to the change in value of the derivative liability during the period.

As of April 30, 2015, principal balance of $11,774 (April 30, 2014 - $11,774) accrued interest of $5,109 (April 30, 2014 - $1,285) and a derivative liability of $23,086 (April 30, 2014 - $17,408) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $9,462 (April 30, 2014 - $3,441) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $57,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $38,333) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $57,500 (April 30, 2014 - $57,500) and accrued interest of $20,190 (April 30, 2014 - $4,210) was recorded.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $448) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $6,236) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500), accrued interest of $2,495 April 30, 2014 - $499) and debt discount of $0 (April 30, 2014 - $0) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $448) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $5,250) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500), accrued interest of $2,355 (April 30, 2014 - $448) and debt discount of $0 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,810 (April 30, 2014 - $656) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On August 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $7,700 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $7,770) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $11,000 (April 30, 2014 - $11,000), accrued interest of $3,447 (April 30, 2014 - $656), and debt discount of $0 (April 30, 2014 - $0) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $398) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On August 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $2,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $2,250) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500), accrued interest of $2,215 (April 30, 2014 - $398), and debt discount of $0 (April 30, 2014 - $0) was recorded.

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,810 (April 30, 2014 - $582) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,300 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $3,300) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $11,000 (April 30, 2014 - $11,000), accrued interest of $3,254 (April 30, 2014 - $582), and debt discount of $0 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $348) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,750 (April 30, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $3,750) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500), accrued interest of $2,085 (April 30, 2014 - $348), and debt discount of $0 (April 30, 2014 - $0) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,810 (April 30, 2014 - $509) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (April 30, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $5,500) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $11,000 (April 30, 2014 - $11,000), accrued interest of $3,051 (April 30, 2014 - $509), and debt discount of $0 (April 30, 2014 - $0) was recorded.

Promissory Note #19

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $297) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $750 (April 30, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $0 (nine months ended April 30, 2014 - $750) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500), accrued interest of $1,947 (April 30, 2014 - $297), and debt discount of $0 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $165 (April 30, 2014 - $6,943) in interest expense.

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

As of April 30, 2015, principal balance of $1,000 (April 30, 2014 - $176,000) and accrued interest of $11,458 (April 30, 2014 - $6,943) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,810 (April 30, 2014 - $434) in interest expense.

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

As of April 30, 2015, principal balance of $11,000 (April 30, 2014 - $11,000) and accrued interest of $2,847 (April 30, 2014 - $434) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $248) in interest expense.

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

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500) and accrued interest of 1,812 (April 30, 2014 - $248) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $2,633 (April 30, 2014 - $526) in interest expense.

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

As of April 30, 2015, principal balance of $16,000 (April 30, 2014 - $16,000) and accrued interest of $3,850 (April 30, 2014 - $526) was recorded.

Promissory Note #24

On December 13, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the nine months ended April 30, 2015, the Company accrued $0 (April 30, 2014 - $1,135) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $2,877 (April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $970 (April 30, 2014 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2015, the Company issued 79,100,000 common shares upon the conversion of $2,455 in principal and $1,500 in interest, and $5,247 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2015, principal balance of $0 (April 30, 2014 - $37,500), accrued interest of $0 (April 30, 2014 - $1,135), debt discount of $0 (April 30, 2014 - $0), and derivative liability of $0 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $197) in interest expense.

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

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500) and accrued interest of $1,672 (April 30, 2014 - $197) was recorded.

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,152 (April 30, 2014 - $183) in interest expense.

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

As of April 30, 2015, principal balance of $7,000 (April 30, 2014 - $7,000) and accrued interest of $1,556 (April 30, 2014 - $183) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,234 (April 30, 2014 - $146) in interest expense.

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

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500) and accrued interest of $1,532 (April 30, 2014 - $146) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #28

On February 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $2,623 (April 30, 2014 - $309) in interest expense.

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

As of April 30, 2015, principal balance of $16,000 (April 30, 2014 - $16,000) and accrued interest of $3,254 (April 30, 2014 - $309) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,154 (April 30, 2014 - $100) in interest expense.

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

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500) and accrued interest of $1,405 (April 30, 2014 - $100) was recorded.

Promissory Note #30

On March 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $2,436 (April 30, 2014 - $210) in interest expense.

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

As of April 30, 2015, principal balance of $16,000 (April 30, 2014 - $16,000) and accrued interest of $2,969 (April 30, 2014 - $210) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. During the nine months ended April 30, 2015, the Company accrued $2,097 (April 30, 2014 - $256) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a loss of $10,671 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $26,500 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $26,500 (April 30, 2014 - $26,500), accrued interest of $2,887 (April 30, 2014 - $256), debt discount of $0 (April 30, 2014 - $0) and derivative liability of $53,000 (April 30, 2014 - $0) was recorded.

Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,059 (April 30, 2014 - $49) in interest expense.

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

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500) and accrued interest of $1,259 (April 30, 2014 - $49) was recorded.

Promissory Note #35

On April 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $2,252 (April 30, 2014 - $102) in interest expense.

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

As of April 30, 2015, principal balance of $16,000 (April 30, 2014 - $16,000) and accrued interest of $2,677 (April 30, 2014 - $102) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $969 (April 30, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $1,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $746 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $7,500 (April 30, 2014 - $7,500) and accrued interest of $1,121 (April 30, 2014 - $0) and debt discount of $0 (April 30, 2014 - $1,500) was recorded.

Promissory Note #37

On May 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC, in the sum of $16,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $2,011 (April 30, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $4,950 (April 30, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $2,475 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

On March 24, 2015, a replacement note was issued and $5,000 of the principal balance was transferred Direct Capital Group, Inc.

As of April 30, 2015, principal balance of $11,500 (April 30, 2014 - $0), debt discount of $0 (April 30, 2014 - $1,500) and accrued interest of $2,340 (April 30, 2014 - $0) was recorded.

Promissory Note #38

On May 19, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $55,000 in principal and interest was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the nine months ended April 30, 2015, the Company accrued $125 (nine months ended April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $32,918 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $34,471 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2015, the Company issued 734,599,666 common shares upon the conversion of $43,089 of the principal balance and $987 in interest, and $85,636 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2015, principal balance of $0 (April 30, 2014 - $0) accrued interest of $0 (April 30, 2014 - $0), debt discount of $0 (April 30, 2014 - $0) and a derivative liability of $0 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2015, the Company accrued $1,463 (April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a loss of $9,334 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $23,546 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2015, the Company issued 152,000,000 common shares upon the conversion of $1,005 of the principal balance, and $1,349 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2015, principal balance of $23,995 (April 30, 2014 - $0), accrued interest of $1,863 (April 30, 2014 - $0), debt discount of $1,454 (April 30, 2014 - $0), and derivative liability of $39,992 (April 30, 2014 - $0) was recorded.

Promissory Note #40

On June 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $4,563 (April 30, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the nine months ended April 30, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

On March 24, 2015, a replacement note was issued and the principal balance of $48,000 was transferred Direct Capital Group, Inc.

As of April 30, 2015, principal balance of $0 (April 30, 2014 - $0) and accrued interest of $5,195 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2015, the Company accrued $1,472 (April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a loss of $23,091 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $21,695 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2015, the Company issued 125,000,000 common shares upon the conversion of $1,000 of the principal balance, and $16,641 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2015, principal balance of $24,000 (April 30, 2014 - $0), accrued interest of $1,773 (April 30, 2014 - $0), debt discount of $3,305 (April 30, 2014 - $0), and derivative liability of $40,000 (April 30, 2014 - $0) was recorded.

Promissory Note #43

On July 2, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $25,000 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the nine months ended April 30, 2015, the Company accrued $74 (nine months ended April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $32,481 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $20,330 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2015, the Company issued 335,836,556 common shares upon the conversion of $22,085 of the principal balance and $225 in interest, and $28,284 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2015, principal balance of $0 (April 30, 2014 - $0) accrued interest of $0 (April 30, 2014 - $0), debt discount of $0 (April 30, 2014 - $0) and a derivative liability of $0 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2015, the Company accrued $1,496 (April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a loss of $942 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $17,929 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $25,000 (April 30, 2014 - $0), accrued interest of $1,655 (April 30, 2014 - $0), debt discount of $7,071 (April 30, 2014 - $0), and derivative liability of $41,667 (April 30, 2014 - $0) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the nine months ended April 30, 2015, the Company accrued $2,439 (nine months ended April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $55,700 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $57,123 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2015, the Company issued 463,068,492 common shares upon the conversion of $23,000 of the principal balance and $153 in interest, and $77,491 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2015, principal balance of $40,000 (April 30, 2014 - $0) accrued interest of $2,589 (April 30, 2014 - $0), debt discount of $2,080 (April 30, 2014 - $0) and a derivative liability of $80,000 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2015, the Company accrued $1,975 (April 30, 2014 - $0) in interest expense.

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

During the nine months ended April 30, 2015, the Company recorded a gain of $64,556 (nine months ended April 30, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $22,152 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $33,000 (April 30, 2014 - $0), accrued interest of $2,134 (April 30, 2014 - $0), debt discount of $10,848 (April 30, 2014 - $0), and derivative liability of $66,000 (April 30, 2014 - $0) was recorded.

Promissory Note #47

On September 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $2,570 (April 30, 2014 - $0) in interest expense.

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

On March 24, 2015, a replacement note was issued and the principal balance of $48,000 was transferred Direct Capital Group, Inc.

As of April 30, 2015, principal balance of $0 (April 30, 2014 - $0) and accrued interest of $2,570 (April 30, 2014 - $0) was recorded.

Promissory Note #48

On December 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,858 (April 30, 2014 - $0) in interest expense.

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

On March 24, 2015, a replacement note was issued and the principal balance of $75,000 was transferred Direct Capital Group, Inc.

As of April 30, 2015, principal balance of $0 (April 30, 2014 - $0) and accrued interest of $1,858 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #49

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $9,468 (April 30, 2014 - $0) in interest expense.

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

As of April 30, 2015, principal balance of $360,000 (April 30, 2014 - $0) and accrued interest of $9,468 (April 30, 2014 - $0) was recorded.

Promissory Note #50

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $9,468 (April 30, 2014 - $0) in interest expense.

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

As of April 30, 2015, principal balance of $360,000 (April 30, 2014 - $0) and accrued interest of $9,468 (April 30, 2014 - $0) was recorded.

Promissory Note #51

On March 24, 2015, the Company arranged a debt swap under which four Syndication Capital notes totaling $176,000 was transferred to Direct Capital Group, Inc.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 24, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $1,427(April 30, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 24, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $176,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the nine months ended April 30, 2015, debt discount of $35,391 (nine months ended April 30, 2014 - $0) was accreted to the statement of operations.

As of April 30, 2015, principal balance of $176,000 (April 30, 2014 - $0), debt discount of $140,609 (April 30, 2014 - $0) and accrued interest of $1,427 (April 30, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 7 Convertible Notes Payable (continued)

Promissory Note #52

On April 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the nine months ended April 30, 2015, the Company accrued $0 (April 30, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of April 30, 2015, principal balance of $240,000 (April 30, 2014 - $0) and debt discount of $240,000 (April 30, 2014 - $0) was recorded.

Note 8 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the nine month periods ended April 30, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $279,167 and $131,519 respectively. During the nine month periods ended April 30, 2015 and 2014, $95,500 and $64,546 respectively of convertible notes payable and accrued interest was converted into common stock of the Company. For the nine month periods ended April 30, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $214,648 and $156,268 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the nine month periods ended April 30, 2015 and 2014, the Company recognized a gain of $176,565 and loss of $48,583 respectively based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	April 30,	April 30,
	2015	2014
Balance, beginning of period	$479,320	$133,962
Initial recognition of derivative liability	279,167	131,519
Conversion of derivative instruments to Common Stock	(214,648)	(156,268)
Mark-to-Market adjustment to fair value	(176,565)	48,583
Balance, end of period	$367,273	$157,796

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

Note 9 Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.00001 par value preferred stock and 7,980,000,000 shares of its $0.00001 par value common stock.

During the nine month period ended April 30, 2015, the Company issued 1,889,604,714 common shares upon the conversion of $95,500 in principal and interest of promissory notes into common stock.

Warrants and Options

As of April 30, 2015 and July 31, 2014, there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

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
April 30, 2015
(Unaudited)

Note 10 Mineral Properties (continued)
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
April 30, 2015
(Unaudited)

Note 10 Mineral Properties (continued)

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

As of April 30, 2015, no exploration expenditures have been incurred on the property.

Note 11 Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.
A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2015	2014
Operating loss for the nine months ended April 30	$(1,455,387)	$(717,802)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(494,832)	$(244,053)
Unrecognized tax loses	(494,832)	(244,053)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $17,518,221 for tax purposes which may be recognized in future periods, not to exceed 20 years.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
April 30, 2015
(Unaudited)

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2015 $	July 31, 2014 $
Current Assets	66,301	79,882
Current Liabilities	1,810,175	1,094,516
Working Capital (Deficit)	(1,743,873)	(1,014,634)

Cash Flows

	Nine months Ended
	April 30, 2015 $	April 30, 2014 $
Cash Flows from (used in) Operating Activities	(1,109,636)	(442,477)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (provided by) Financing Activities	1,109,000	442,495
Net Increase (decrease) in Cash During Period	(636)	18

Results for the Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

Operating Revenues

The Company’s revenues for the three months ended April 30, 2015 and April 30, 2014 were $0 and $0, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the three months ended April 30, 2015 and April 30, 2014 were $0 and $0, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2015 and April 30, 2014 were $246,971 and $117,447, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in consulting fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2014 through April 30, 2015.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to $(141,666) for the three months ended April 30, 2015 and $(87,635) for the three months ended April 30, 2014.  There was a loss of $891 on derivative valuation for the three months ended April 30, 2015 and $21,548 for the three months ended April 30, 2014.

Net Loss

Net loss for the three months ended April 30, 2015 was $(389,527) compared with a net loss of $(226,630) for the three months ended April 30, 2014.  The increased net loss is due to an increase in operating expenses and interest expenses.

Results for the Nine months Ended April 30, 2015 Compared to the Nine months Ended April 30, 2014

Operating Revenues

The Company’s revenues for the nine months ended April 30, 2015 and April 30, 2014 were $0 and $0, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the nine months ended April 30, 2015 and April 30, 2014 were $0 and $0, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2015 and April 30, 2014 were $1,138,906 and $451,250, respectively.  General and administrative expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in consulting fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2014 through April 30, 2015.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to $(493,046) for the nine months ended April 30, 2015 and $(217,969) for the nine months ended April 30, 2014.  There was a gain of $176,565 on derivative valuation for the nine months ended April 30, 2015 and a loss of $48,583 for the nine months ended April 30, 2014.

Net Loss

Net loss for the nine months ended April 30, 2015 was $(1,455,387) compared with a net loss of $(717,802) for the nine months ended April 30, 2014.  The increased net loss is due to an increase in operating expenses and interest expenses.

Results for the Period from June 4, 2008 (inception of exploration state) Through April 30, 2015

Operating Revenues

The Company’s revenues for the period from June 4, 2008 (inception of exploration state) through April 30, 2015 were $0.

Cost of Revenues

The Company’s cost of revenues for the period from June 4, 2008 (inception of exploration state) through April 30, 2015 were $0.

General and Administrative Expenses

General and administrative expenses for the period from June 4, 2008 (inception of exploration state) through April 30, 2015 were $15,951,295.  General and administrative expenses consist primarily of consulting fees, officer compensation, management fees, legal fees, office expenses, and professional fees appropriate for being a public company.

Other Income (Expense):

Other income (expenses) for the period from June 4, 2008 (Date of Inception) through April 30, 2015, was $(1,566,926).

Net Loss

Net loss for the period from June 4, 2008 (inception of exploration state) through April 30, 2015 was $(17,518,221).

Liquidity and Capital Resources

As at April 30, 2015, the Company had a cash balance and total assets of $0 and $151,301, respectively, compared with $636 and $164,882 of cash and total assets, respectively, as of July 31, 2014. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at April 30, 2015, the Company had total liabilities of $1,810,175 compared with $1,094,516 as of July 31, 2014. The increase in total liabilities was attributed to an increase in accounts payable and new promissory notes issued.

The overall working capital deficit increased from $1,014,634 at July 31, 2014 to $1,743,873 at April 30, 2015.

Cash flows from Operating Activities

During the nine months ended April 30, 2015, cash used in operating activities was $(1,109,636) compared to $(442,477) for the nine months ended April 30, 2014.  The increase in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the increase in interest on convertible notes.

Cash flows from Investing Activities

During the nine months ended April 30, 2015 cash used in investing activities was $0 compared to $0 for the nine months ended April 30, 2014.

Cash flows from Financing Activities

During the nine months ended April 30, 2015, cash provided by financing activities was $1,109,000 compared to $442,495 for the nine months ended April 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 12, 2014 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of April 30, 2015, Cdn$30,000 of the total amount due has been paid.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From August 1, 2014, until October 31, 2014, the holders of a convertible notes converted $93,495 of principal and interest into 1,612,604,714 shares of its common stock.

From November 1, 2014, until February 28, 2015, the holders of a convertible notes converted $2,005 of principal and interest into 277,000,000 shares of its common stock.

2. Subsequent Issuances:

On May 4, 2015, the holder of a convertible note converted $1,490 of principal into 149,000,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 30, 2015, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note, the Company pays the holder a total of $240,000, which accrues interest at an annual rate of 8% and has a maturity date of October 30, 2015. This note also contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC., dated August 7, 2010.	Filed with the SEC on August 12, 2010, as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed with the SEC on December 18, 2013 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Promissory Note by and between the Company and Dhugald Pinchin, dated November 30, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC., dated December 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Asher Enterprises Inc, dated December 13, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Dhugald Pinchin, dated December 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC, dated January 1, 2014	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Dhugald Pinchin, dated January 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.32	Promissory Note by and between the Company and Dhugald Pinchin, dated February, 28, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.33	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.34	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.35	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.36	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.37	Promissory Note by and between the Company and Dhugald Pinchin, dated March 31, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.38	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.39	Promissory Note by and between the Company and Dhugald Pinchin, dated April 30, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.40	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.41	Promissory Note, by and between the Company and Gel Properties, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.42	Promissory Note by and between the Company and Adar Bays, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.43	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.44	Promissory Note, by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.45	Promissory Note by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.46	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.47	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.48	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.49	Promissory Note by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.50	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2014.	Filed with the SEC on December 15, 2014, as part of our Quarterly Report on Form 10Q.
10.51	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.52	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.53	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.54	Promissory Note by and between the Company and Direct Capital Group, Inc. dated March 24, 2015.	Filed herewith.
10.55	Promissory Note by and between the Company and Direct Capital Group, Inc. dated April 30, 2015.	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

SOURCE GOLD CORP.

Dated: June 15, 2015	By:	/s/ Edward Aruda
	Name:	Edward Aruda
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 15, 2015	By:	/s/ Edward Aruda
	Name:	Edward Aruda
	Title:	Director