Form 10-K
period 2015-07-31
Source Gold Corp.
filed 2015-11-13
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended July 31, 2015

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ________

SOURCE GOLD CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-54840	46-1814729
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4264 Lady Burton Street Las Vegas, NV 89129
(Address of principal executive offices)

(432) 242-1325
(Registrant’s Telephone Number)

200 S. Virginia Street Reno, NV 89501
(Former Address of Principal Executive Offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None

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
        Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 5, 2015 was $347,243 based upon the price ($0.0001) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of October 5, 2015, there were 3,472,433,130 shares of the registrant’s $0.001 par value Common Stock issued and outstanding.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “SRGL,” “we”, “us” and “our” are references to Source Gold Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Company Overview

We are an exploration state company that intends to engage in the exploration of mineral properties. We had acquired three mineral claims through our wholly owned subsidiaries Northern Bonanza, Inc., an Ontario corporation, (“Northern Bonanza”) and Source Bonanza, LLC, a Nevada limited liability company, (“Source Bonanza”), and have an option to acquire a fourth set of claims in British Columbia. None of these properties possesses known mineral reserves. All of our subsidiaries are currently active just dormant. Exploration of these mineral claims is required before a final determination as to their viability can be made.

On March 24, 2014, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 900,000,000 to 2,980,000,000 shares of common stock with a par value of $0.001.

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

On July 25, 2014, our Company filed a certificate of amendment with the Nevada Secretary of State to give effect to an increase in the Company’s authorized capital from 2,980,000,000 to 7,980,000,000 shares of common stock with a par value of $0.001.

The Company through its subsidiary Northern Bonanza holds an option to acquire a partial interest in the following claims in Ontario, Canada:

•	Southern Beardmore Claims

o	A group of 21 mineral claims in the Beardmore Area and the Mary Jane Lake Area, 3 km south of Beardmore, Ontario, Canada.

•	KRK West Claims

o
The Company through its subsidiary Northern Bonanza, entered into an agreement that gave them the option to acquire an undivided 50% interest, in 19 mineral claims known as the KRK West Claims, located north of Thunder Bay, Ontario, Canada. The foregoing agreement is now the subject of a lawsuit between us and the other party to the agreement and has placed these 19 mineral claims at a standstill until this dispute is settled.  The Company plans to begin exploration as soon as this is resolved.

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

Location and Means of Access to Southern Beardmore Claims.

The property consists of nineteen contiguous mineral claims.  The area of the property is 269 hectares. The northern boundary of the property is 3 kilometers south of Beardmore, Ontario on Highway 11. Highway 11 transects the property. Old logging roads also cross the property.

Title to Southern Beardmore Claims.

We only held the mineral rights to the Southern Beardmore Claims.  We did not possess surface rights to the property.  There are no royalties; back in rights payments or other agreements and encumbrances to which the property is subject. Additionally, there are no environmental liabilities to which the property is subject or permits that must be acquired to conduct the work proposed.

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

We have immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011. After the winter of 2015/2016 ends the Company plans to move an exploration team to this site and begin work.

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

Impairment of the Southern Beardsmore Claims.

The Corporation possess a plan of exploration for the Southern Beardsmore Claims, the Corporation is in the initial stages of this process to possess the resources to execute on that plan.

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

Work Completed on the Vulture Claims.

During the years ended July 31, 2015 and July 31, 2014, we incurred exploration expenditures of $0 and $0 on the property.

The Company is working to obtain funding for immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties.

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

Subsidiaries

We have the following wholly owned subsidiaries:  IRC Exploration Ltd., (‘IRC”) a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc., (‘NBI”) a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, (“SB”) a Limited Liability Company incorporated in Nevada, USA on June 18, 2010; and Vulture Gold LLC (“Vulture”), a Nevada Limited Liability Company which was acquired on August 7, 2010.

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

The Company has 7,980,000,000 common shares, of which 3,472,433,130 are currently issued and outstanding.  The Company’s management could, without the consent of the existing shareholders, issue substantially more shares, causing a large dilution in the equity position of the Company’s current shareholders. Additionally, large share issuances would generally have a negative impact on the Company’s share price. It is possible that, due to additional share issuance, you could lose a substantial amount, or all, of your investment.

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

Mr. Aruda our sole officer and director, has other business interests and currently devote approximately 20 hours per week to our operations. Mr. Aruda may have to arrange leave from his current occupation to travel around the North America and may not be able to do so at the exact period needed and this could cause an interruption to the company’s planned services, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business requires more business time of our sole officer and director, is prepared to adjust his timetable to devote more time to the Company’s business. However, he may not be able to devote sufficient time to the management of the Company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 4264 Lady Burton Street, Las Vegas, NV 89129. The lease term is month to month. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. The Company does not currently own any real property.

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

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTC Markets for the past two fiscal years, our fiscal year end is July 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. There has been very limited trading activity in our common stock, and the prices quoted may not be a reliable indication of the value of our common stock.

Fiscal Year	First Quarter Aug 1 – Oct 31	Second Quarter Nov 1 – Jan 31	Third Quarter Feb 1 – April 30	Fourth Quarter May 1 – July 31
2015 – High	$0.0003	0.0002	0.001	0.0001
2015 – Low	$0.0001	0.000001	0.000001	0.000001
2014 – High	$0.0018	0.0013	0.0020	0.0013
2014 – Low	$0.001	0.0005	0.0006	0.0001

Record Holders

As of July 31, 2015, there were 3,472,433,130 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 57 holders of record, based on information provided by our transfer agent.

Penny Stock Regulation

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•a toll-free telephone number for inquiries on disciplinary actions;
•definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•the bid and offer quotations for the penny stock;
•the compensation of the broker-dealer and its salesperson in the transaction;
•the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•monthly account statements showing the market value of each penny stock held in the customer's account.

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

Recent Sales of Unregistered Securities

From August 1, 2014, until October 31, 2014, the holders of a convertible notes converted $93,495 of principal and interest into 1,612,604,714 shares of the Company’s common stock.

From November 1, 2014, until February 28, 2015, the holders of a convertible notes converted $2,005 of principal and interest into 277,000,000 shares of the Company’s common stock.

From May 1, 2015, until July 31, 2015, the holder of a convertible note converted $1,490 of principal into 149,000,000 shares of the Company’s common stock.

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

Recent Issuances of Unregistered Securities Subsequent to our Fiscal Year end of July 31, 2015.

On August 14, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa Resources, Inc., representing 100% of the total issued and outstanding shares of the Company’s Series B Voting Preferred Stock.

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

Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of our preferred stock. As of July 31, 2015, no shares have been issued.

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

Working Capital

	July 31, 2015 $	July 31, 2014 $
Current Assets	63,115	79,882
Current Liabilities	2,971,382	1,094,516
Working Capital (Deficit)	(2,908,267)	(1,014,634)

Cash Flows

	July 31, 2015 $	July 31, 2014 $
Cash Flows from (used in) Operating Activities	(2,010,636)	(612,067)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	2,010,000	612,689
Net Increase (decrease) in Cash During Period	-	636

Results for the Year Ended July 31, 2015 Compared to the Year Ended July 31, 2014

Revenues:

The Company’s revenues were $0 for the year ended July 31, 2015 compared to $0 in 2014.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues:

The Company’s cost of revenue was $0 for the year ended July 31, 2015 compared to $0 in 2014.

General and Administrative Expenses:

General and administrative expenses for the year ended July 31, 2015 and July 31, 2014 were $2,039,931 and $518,380, respectively.  General and administrative expenses consisted primarily of office expenses, consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in consulting fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain or loss on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2014 through July 31, 2015.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $803,149 for the year ended July 31, 2015 and $596,826 for the year ended July 31, 2014.  There was a gain of $221,809 on derivative valuation for the year ended July 31, 2015 and a loss of $265,285 for the year ended July 31, 2014.

Net Loss:

Net loss for the year ended July 31, 2015 was $2,621,271 compared with a net loss of $1,380,491 for the year ended July 31, 2014.  The increased net loss is due to an increase in operating expenses and an increase in the accretion of convertible note discount and interest on convertible notes.

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

As of July 31, 2015, total current assets were $63,115, which consisted primarily of cash and loan receivable.

As of July 31, 2015, total current liabilities were $2,971,382, which consisted primarily of accounts payable and accrued expenses, loans to a related party and convertible debentures. We had negative net working capital of $2,908,267 as of July 31, 2015.

Material Commitments

The Company’s material commitments were $0 as of July 31, 2015.

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
( AN EXPLORATION STATE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

SOURCE GOLD CORP. AND SUBSIDIARIES
(AN EXPLORATION STATE COMPANY)

CONTENTS F-1

July 31, 2015

Independent Registered Public Accounting Firm

John Scrudato, CPA	F-2
Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Deficit	F-5

Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8-32

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Source Gold Corp.

We have audited the accompanying balance sheet of Source Gold Corp. as of July 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp. at July 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Scrudato & Co., PA
Califon, New Jersey

October 30, 2015

                                                                                                                7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	July 31, 2015	July 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$-	$636
Loan receivable	63,115	79,246
Prepaid expenses	-	-
Total current assets	63,115	79,882
Computer equipment	-	-
Mineral property	85,000	85,000
TOTAL ASSETS	$148,115	$164,882

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$35,441	$22,277
Notes payable, net of discount	2,361,905	521,208
Notes payable interest	209,187	60,891
Notes payable, derivative liability	322,029	479,320
Due to related party	42,820	10,820
Total Current liabilities	2,971,382	1,094,516
Shareholder's equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value; 7,980,000,000 shares authorized; 3,472,433,130 (July 31, 2014 - 1,433,828,416) shares issued and outstanding	3,472,433	1,433,828
Additional paid in capital	12,389,088	13,700,055
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(18,684,105)	(16,062,834)
Total shareholders' equity	(2,823,267)	(929,634)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$148,115	$164,882

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Years ended
	July 31,
	2015	2014

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Operating expenses
Accounting and audit fees	19,910	12,675
Depreciation	-	865
G&A expenses	1,860,783	215,915
Management fees	150,000	172,500
Professional fees	9,238	116,425
Tax penalties and interest	-	-
Net loss from operations	(2,039,931)	(518,380)
Other income/ (expense)
Foreign exchange (gain) loss	-	-
FV change of derivative liability	221,809	(265,285)
Interest on convertible notes	(803,149)	(596,826)
Convertible debt discount	-	-
Net loss before income taxes	(2,621,271)	(1,380,491)
Income tax expense	-	-
Net Loss	$(2,621,271)	$(1,380,491)
Other comprehensive gain (loss)
Foreign currency translation adjustments	-	-
Comprehensive Loss	(2,621,271)	(1,380,491)

Per share information
Basic, weighted number of common shares outstanding	3,188,576,454	255,480,679
Net profit/(loss) per common share	(0.0008)	(0.01)

SOURCE GOLD CORP.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity

							Deficit
						Accumulated	Accumulated
					Additional	Other	during the	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Exploration	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Balance at inception (June 4, 2008)	-	$-	-	$-	$-	$-	$-	$-
Common stock issued for cash	-	-	24,000,000	24,000	24,000			48,000
Common stock issued for cash	-	-	20,400,000	20,400	51,000	-	-	71,400
Less: commission	-	-	-	-	(7,025)	-	-	(7,025)
Net (loss) for the period	-	-	-	-	-	-	(9,089)	(9,089)
Balances July 31, 2008	-	$-	44,400,000	$44,400	$67,975	$-	$(9,089)	$103,286

Net income (loss) for the year	-	-	-	-	-	-	(102,804)	(102,804)
Balances July 31, 2009	-	$-	44,400,000	$44,400	$67,975	$-	$(111,893)	$482

Common stock issued for cash	-	-	400,000	400	99,600	-	-	100,000
Common stock issued for cash	-	-	220,000	220	219,780			220,000
Common stock issued for cash	-	-	33,333	33	49,967			50,000
Common stock issued for cash	-	-	105,932	106	124,894			125,000
Unrealized loss on foreign exchange	-	-	-	-	-	(2,802)	-	(2,802)
Capital contribution by former president	-	-	-	-	6,967,429	-	-	6,967,429
Net income (loss) for the year	-	-	-	-	-	-	(7,495,347)	(7,495,347)
Balances July 31, 2010	-	$-	45,159,265	$45,159	$7,529,645	$(2,802)	$(7,607,240)	$(35,238)

Common stock issued for mineral property	-	-	4,000,000	4,000	1,996,000	-	-	2,000,000
Common stock issued for cash	-	-	100,000	100	49,900	-	-	50,000
Common stock issued for cash	-	-	31,250	31	19,969	-	-	20,000
Common stock issued for cash	-	-	281,250	281	89,719	-	-	90,000
Common stock issued for cash	-	-	275,000	275	109,725	-	-	110,000
Unrealized loss on foreign exchange	-	-	-	-	-	(4,653)	-	(4,653)
Capital contribution by former president	-	-	-	-	3,992,571	-	-	3,992,571
Net (loss) for the year	-	-	-	-	-	-	(6,304,842)	(6,304,842)
Balances July 31, 2011	-	$-	49,846,765	$49,846	$13,787,529	$(7,455)	$(13,912,082)	$(82,162)

Common stock issued for cash	-	-	160,000	160	39,840	-	-	40,000
Common stock issued for cash	-	-	250,000	250	24,750	-	-	25,000
Common stock issued for cash	-	-	125,000	125	9,875	-	-	10,000
Common stock issued for mineral property			1,000,000	1,000	79,000	-	-	80,000
Intrinsic value of the beneficial conversion
of convertible debentures - Note 6	-	-	-	-	30,000	-	-	30,000
Unrealized loss on foreign exchange	-	-	-	-	-	6,927	-	6,927
Net (loss) for the year	-	-	-	-	-	-	(298,289)	(298,289)
Balances July 31, 2012	-	$-	51,381,765	$51,381	$13,970,994	$(528)	$(14,210,371)	$(188,524)

					Additoinal	Accumulated Other	Deficit Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	during the	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Exploration Stage	Equity
Conversion of promissory notes to stock August 2, 2012-October 24, 2012	-	-	9,585,054	9,585	65,501	-	-	75,086
Conversion of promissory notes to stock November 26, 2012-January 22, 2013	-	-	5,925,083	5,925	21,075	-	-	27,000
Elimination of derivative liabilities November 26, 2012-January 22, 2013	-	-	-	-	43,424			43,424
Conversion of promissory notes to stock February 25-April 22, 2013	-	-	13,478,164	13,478	11,321	-	-	24,799
Elimination of derivative liabilities February 25-April 22, 2013	-	-	-	-	52,566	-	-	52,566
Conversion of promissory notes to stock May 16-July 15, 2013	-	-	22,644,333	22,644	-	-	-	22,644
Elimination of derivative liabilities May 16-July 15, 2013	-	-	-	-	35,862	-	-	35,862
Reclassification of derivatives to APIC	-	-	-	-	(11,029)	-	-	(11,029)
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	137,228	-	-	137,228
Foreign currency translation			-	-	-	(155)	-	(155)
Net (loss) for the year	-	-	-	-	-	-	(471,972)	(471,972)
Balances July 31, 2013	-	$-	103,014,399	$103,014	$14,326,942	$(683)	$(14,682,344)	$(253,071)

Conversion of promissory notes to stock August 2, 2013-October 21, 2013	-	-	25,545,733	25,546	(9,946)	-	-	15,600
Elimination of derivative liabilities August 2, 2013-October 21, 2013	-	-	-	-	31,913	-	-	31,913
Conversion of promissory notes to stock December 5, 2013-January 17, 2014	-	-	33,942,505	33,943	(22,402)			11,540
Elimination of derivative liabilities December 5, 2013-January 17, 2014	-	-	-	-	25,368	-	-	25,368
Conversion of promissory notes to stock February 4, 2014 - April 28, 2014	-	-	111,069,021	111,069	(73,663)	-	-	37,406
Elimination of derivative liabilities February 4, 2014-April 28. 2014	-	-	-	-	84,362	-	-	84,362
Conversion of promissory notes to stock, May 6, 2014-July 31, 2014	-	-	1,160,256,758	1,160,257	(1,029,837)	-	-	130,419
Elimination of derivative liabilities May 6, 2014-July 31. 2014	-	-	-	-	338,369	-	-	338,369
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	28,950	-	-	28,950
Net (loss) for the year	-	-	-	-	-	-	(1,380,491)	(1,380,491)
Balances July 31, 2014	-	$-	1,433,828,416	$1,433,828	$13,700,055	$(683)	$(16,062,834)	$(929,634)

Conversion of promissory notes to stock August 1, 2014-October 31, 2014	-	-	1,612,604,714	1,612,605	(1,519,110)	-	-	93,495
Elimination of derivative liabilities August 1, 2014-October 31, 2014	-	-	-	-	196,658	-	-	196,658
Conversion of promissory notes to stock November 1, 2014-January 31, 2015	-	-	277,000,000	277,000	(274,995)	-	-	2,005
Elimination of derivative liabilities November 1, 2014-January 31, 2015	-	-	-	-	17,990	-	-	17,990
Conversion of promissory notes to stock May 1, 2015-July 31, 2015	-	-	149,000,000	149,000	(147,510)	-	-	1,490
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	416,000	-	-	416,000
Net (loss) for the year	-	-	-	-	-	-	(2,621,271)	(2,621,271)
Balances July 31, 2015	-	$-	3,472,433,130	$3,472,433	$12,389,088	$(683)	$(18,684,105)	$(2,823,267)

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows

	Years ended
	July 31,
	2015	2014
Operating activities:
Net loss	(2,621,271)	(1,380,491)
Adjustment to reconcile net loss to net cash in operating activities
Convertible debt interest expense	651,989	534,832
Interest expense - beneficial conversion feature of convertible notes	-	-
Loss from change in fair value of derivative liability	(221,809)	265,285
Depreciation	-	865
Mineral property option costs	-	-
Impairment loss on mineral property option	-	-
Management fees from stock options	-	-
Changes in assets and liabilities:
(Increase) decrease in loans receivable	16,131	(79,246)
(Increase) decrease in prepaid expenses	-	815
(Decrease) increase in accounts payable and accrued liabilities	13,164	(16,121)
(Decrease) increase in notes payable, interest	151,161	61,994
Net cash used in operating activities	(2,010,636)	(612,067)

Investing activities:
Purchase of computer equipment	-	-
Mineral property option acquisition	-	-
Net cash flows used in investing activities	-	-

Financing activities:
Proceeds from notes payable	1,978,000	613,400
Due to related party	32,000	-
Proceeds from loan payable	-	(711)
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	2,010,000	612,689

Effect of foreign exchange on cash	-	-

Change in cash and cash equivalents	(636)	622
Cash and cash equivalents at the beginning of the period	636	14
Cash and cash equivalents at the end of the period	(0)	636

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$-	$-

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

On March 24, 2014, the Company increased the number of authorized common shares of the Company from 900,000,000 shares to 2,980,000,000 shares.

On July 25, 2014, the Company increased the number of authorized common shares of the Company from 2,980,000,000 to 7,980,000,000 shares of common stock.

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

The Company has yet to achieve profitable operations, has accumulated losses of $18,684,105 since inception, has working capital deficiency of $2,908,267, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015 and July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Newly Issued Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this amendment effective the current reporting period.

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

On March 25, 2014, Dhugald Pinchin terminated his employment with the Company.

During year ended July 31, 2015, the Company recorded management fees of $0 (year ended July 31, 2014 - $67,500) owed to Dhugald Pinchin.

On April 1, 2014, the Company entered into a consulting contract with Edward Aruda.  The Company will pay Mr. Aruda $2,000 per month, payable in duly authorized, validly issued, fully paid non assessable common shares of the Company.

During the year ended July 31, 2015, the Company recorded consulting fees of $32,000 (year ended July 31, 2014 - $0) owed to Edward Aruda.

As of July 31, 2015, due to related party includes $10,820 (July 31, 2014 - $10,820), owing to Grid Petroleum Corp.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Note 7 Convertible Notes Payable

	July 31,	July 31,
	2015	2014
Promissory Note #2	30,000	30,000
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #11	57,500	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	11,000
Promissory Note #15	7,500	7,500
Promissory Note #16	11,000	11,000
Promissory Note #17	7,500	7,500
Promissory Note #18	11,000	11,000
Promissory Note #19	7,500	7,500
Promissory Note #20	1,000	1,000
Promissory Note #21	11,000	11,000
Promissory Note #22	7,500	7,500
Promissory Note #23	16,000	16,000
Promissory Note #24	-	2,455
Promissory Note #25	7,500	7,500
Promissory Note #26	7,000	7,000
Promissory Note #27	7,500	7,500
Promissory Note #28	16,000	16,000
Promissory Note #29	7,500	7,500
Promissory Note #30	16,000	16,000
Promissory Note #31	26,500	26,500
Promissory Note #34	7,500	7,500
Promissory Note #35	16,000	16,000
Promissory Note #36	7,500	7,500
Promissory Note #37	11,500	16,500
Promissory Note #38	-	43,089
Promissory Note #39	23,995	25,000
Promissory Note #40	-	48,000
Promissory Note #42	24,000	25,000
Promissory Note #43	-	22,085
Promissory Note #44	25,000	25,000
Promissory Note #45	40,000	63,000
Promissory Note #46	33,000	33,000
Promissory Note #47	-	-
Promissory Note #48	-	-
Promissory Note #49	360,000	-
Promissory Note #50	360,000	-
Promissory Note #51	174,510	-
Promissory Note #52	240,000	-
Promissory Note #53	150,000	-
Promissory Note #54	75,000	-
Promissory Note #55	75,000	-
Promissory Note #56	75,000	-
Promissory Note #57	140,000	-
Promissory Note #58	140,000	-
Promissory Note #59	240,000	-
Notes payable, principal	$2,523,279	$639,404
Debt discount	(161,374)	(118,196)
Notes payable, net of discount	2,361,905	521,208
Accrued interest	209,187	60,891
Total notes payable	$2,571,092	$582,099

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

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on October 30, 2012.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the year ended July 31, 2015, the Company accrued $2,640 (July 31, 2014 - $3,901) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $39,020 (July 31, 2014 – loss of $20,747) due to the change in value of the derivative liability during the period.

As of July 31, 2015, principal balance of $12,000 (July 31, 2014 - $12,000) accrued interest of $7,262 (July 31, 2014 - $4,622) and a derivative liability of $692 (July 31, 2014 - $39,712) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the year ended July 31, 2015, the Company accrued $2,590 (July 31, 2014 - $2,590) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $38,285 (July 31, 2014 – loss of $20,357) due to the change in value of the derivative liability during the period.

As of July 31, 2015, principal balance of $11,774 (July 31, 2014 - $11,774) accrued interest of $5,762 (July 31, 2014 - $3,171) and a derivative liability of $679 (July 31, 2014 - $38,964) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $12,650 (July 31, 2014 - $9,959) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $57,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $38,333) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $57,500 (July 31, 2014 - $57,500) and accrued interest of $23,378 (July 31, 2014 - $10,728) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $1,210) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $6,236) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $2,911 (July 31, 2014 - $1,261) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $1,121) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $5,250) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $2,771 (July 31, 2014 - $1,637) was recorded.

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $2,420 (July 31, 2014 - $1,637) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On August 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $7,700 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $7,700) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $11,000 (July 31, 2014 - $11,000) and accrued interest of $4,057 (July 31, 2014 - $1,637) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $981) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On August 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $2,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $2,250) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $2,631 (July 31, 2014 - $981) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $2,420 (July 31, 2014 - $1,444) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,300 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $3,300) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $11,000 (July 31, 2014 - $11,000) and accrued interest of $3,864 (July 31, 2014 - $1,444) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $851) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,000 (July 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $3,000) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $2,501 (July 31, 2014 - $851) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $2,420 (July 31, 2014 - $1,241) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (July 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $5,500) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $11,000 (July 31, 2014 - $11,000) and accrued interest of $3,661 (July 31, 2014 - $1,241) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $714) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $750 (July 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $0 (year ended July 31, 2014 - $750) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $2,363 (July 31, 2014 - $714) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $220 (July 31, 2014 - $11,293) in interest expense.

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

As of July 31, 2015, principal balance of $1,000 (July 31, 2014 - $176,000) and accrued interest of $11,513 (July 31, 2014 - $11,293) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $2,420 (July 31, 2014 - $1,037) in interest expense.

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

As of July 31, 2015, principal balance of $11,000 (July 31, 2014 - $11,000) and accrued interest of $3,457 (July 31, 2014 - $1,037) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $578) in interest expense.

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

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of 2,228 (July 31, 2014 - $578) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $3,520 (July 31, 2014 - $1,217) in interest expense.

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

As of July 31, 2015, principal balance of $16,000 (July 31, 2014 - $16,000) and accrued interest of $4,737 (July 31, 2014 - $1,217) was recorded.

Promissory Note #24

On December 13, 2013, the Company received funding pursuant to a convertible promissory note in the amount of $37,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 17, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the year ended July 31, 2015, the Company accrued $0 (July 31, 2014 - $1,710) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $2,877 (July 31, 2014 – loss of $15,837) due to the change in value of the derivative liability during the period, and debt discount of $970 (July 31, 2014 - $36,530) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 79,100,000 common shares upon the conversion of $2,455 in principal and $1,500 in interest, and $5,247 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2015, principal balance of $0 (July 31, 2014 - $2,455), accrued interest of $0 (July 31, 2014 - $1,710), debt discount of $0 (July 31, 2014 - $970), and derivative liability of $0 (July 31, 2014 - $8,124) was recorded.

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $438) in interest expense.

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

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $2,088 (July 31, 2014 - $438) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,540 (July 31, 2014 - $404) in interest expense.

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

As of July 31, 2015, principal balance of $7,000 (July 31, 2014 - $7,000) and accrued interest of $1,944 (July 31, 2014 - $404) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,650 (July 31, 2014 - $298) in interest expense.

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

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $1,948 (July 31, 2014 - $298) was recorded.

Promissory Note #28

On February 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $3,510 (July 31, 2014 - $631) in interest expense.

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

As of July 31, 2015, principal balance of $16,000 (July 31, 2014 - $16,000) and accrued interest of $4,142 (July 31, 2014 - $631) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,569 (July 31, 2014 - $252) in interest expense.

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

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $1,821 (July 31, 2014 - $252) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #30

On March 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $3,324 (July 31, 2014 - $533) in interest expense.

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

As of July 31, 2015, principal balance of $16,000 (July 31, 2014 - $16,000) and accrued interest of $3,856 (July 31, 2014 - $533) was recorded.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. During the year ended July 31, 2015, the Company accrued $3,700 (July 31, 2014 - $790) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a loss of $10,671 (year ended July 31, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $26,500 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $26,500 (July 31, 2014 - $26,500), accrued interest of $4,490 (July 31, 2014 - $790), and derivative liability of $53,000 (July 31, 2014 - $0) was recorded.

Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,475 (July 31, 2014 - $201) in interest expense.

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

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $1,675 (July 31, 2014 - $201) was recorded.

Promissory Note #35

On April 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $3,140 (July 31, 2014 - $424) in interest expense.

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

As of July 31, 2015, principal balance of $16,000 (July 31, 2014 - $16,000) and accrued interest of $3,564 (July 31, 2014 - $424) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,385 (July 31, 2014 - $151) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $1,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $746 (year ended July 31, 2014 - $754) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $7,500 (July 31, 2014 - $7,500) and accrued interest of $1,537 (July 31, 2014 - $151) and debt discount of $0 (July 31, 2014 - $746) was recorded.

Promissory Note #37

On May 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC, in the sum of $16,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $2,649 (July 31, 2014 - $329) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $4,950 (July 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $2,475 (year ended July 31, 2014 - $2,475) was accreted to the statement of operations.

On March 24, 2015, a replacement note was issued and $5,000 of the principal balance was transferred Direct Capital Group, Inc.

As of July 31, 2015, principal balance of $11,500 (July 31, 2014 - $16,500), accrued interest of $2,978 (July 31, 2014 - $329), and debt discount of $0 (July 31, 2014 - $2,475) was recorded.

Promissory Note #38

On May 19, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $55,000 in principal and interest was transferred to Gel Properties, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2015, the Company accrued $125 (year ended July 31, 2014 - $861) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $32,918 (year ended July 31, 2014 – loss of $73,406) due to the change in value of the derivative liability during the period, and debt discount of $34,471 (year ended July 31, 2014 - $20,529) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 734,599,666 common shares upon the conversion of $43,089 of the principal balance and $987 in interest, and $85,636 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2015, principal balance of $0 (July 31, 2014 - $43,089) accrued interest of $0 (July 31, 2014 - $861), debt discount of $0 (July 31, 2014 - $34,471) and a derivative liability of $0 (July 31, 2014 - $118,554) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2015, the Company accrued $2,331 (July 31, 2014 - $400) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a loss of $9,334 (year ended July 31, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $25,000 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 152,000,000 common shares upon the conversion of $1,005 of the principal balance, and $1,349 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2015, principal balance of $23,995 (July 31, 2014 - $0), accrued interest of $2,731 (July 31, 2014 - $400), and derivative liability of $39,992 (July 31, 2014 - $0) was recorded.

Promissory Note #40

On June 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $4,563 (July 31, 2014 - $631) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

During the year ended July 31, 2015 interest expense relating to the beneficial conversion feature of this convertible note of $0 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

On March 24, 2015, a replacement note was issued and the principal balance of $48,000 was transferred Direct Capital Group, Inc.

As of July 31, 2015, principal balance of $0 (July 31, 2014 - $48,000) and accrued interest of $5,195 (July 31, 2014 - $631) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2015, the Company accrued $2,546 (July 31, 2014 - $301) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a loss of $23,091 (year ended July 31, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $25,000 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 125,000,000 common shares upon the conversion of $1,000 of the principal balance, and $16,641 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2015, principal balance of $24,000 (July 31, 2014 - $25,000), accrued interest of $2,546 (July 31, 2014 - $301), and derivative liability of $40,000 (July 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #43

On July 2, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $25,000 was transferred to Union Capital, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2015, the Company accrued $74 (year ended July 31, 2014 - $151) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $32,481 (year ended July 31, 2014 – loss of $26,301) due to the change in value of the derivative liability during the period, and debt discount of $20,330 (year ended July 31, 2014 - $4,670) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 335,836,556 common shares upon the conversion of $22,085 of the principal balance and $225 in interest, and $28,284 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2015, principal balance of $0 (July 31, 2014 - $22,085) accrued interest of $0 (July 31, 2014 - $151), debt discount of $0 (July 31, 2014 - $20,330) and a derivative liability of $0 (July 31, 2014 - $60,764) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2015, the Company accrued $2,159 (July 31, 2014 - $159) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a loss of $942 (year ended July 31, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $25,000 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $25,000 (July 31, 2014 - $25,000), accrued interest of $2,318 (July 31, 2014 - $159), and derivative liability of $41,667 (July 31, 2014 - $0) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the year ended July 31, 2015, the Company accrued $3,438 (year ended July 31, 2014 - $346) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $55,710 (year ended July 31, 2014 – loss of $39,287) due to the change in value of the derivative liability during the period, and debt discount of $59,203 (year ended July 31, 2014 - $15,797) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 463,068,492 common shares upon the conversion of $23,000 of the principal balance and $153 in interest, and $77,491 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2015, principal balance of $40,000 (July 31, 2014 - $63,000) accrued interest of $3,588 (July 31, 2014 - $304), debt discount of $0 (July 31, 2014 - $59,203) and a derivative liability of $80,000 (July 31, 2014 - $213,201) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2015, the Company accrued $2,799 (July 31, 2014 - $159) in interest expense.

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

During the year ended July 31, 2015, the Company recorded a gain of $64,556 (year ended July 31, 2014 - $0) due to the change in value of the derivative liability during the period, and debt discount of $33,000 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $33,000 (July 31, 2014 - $33,000), accrued interest of $2,958 (July 31, 2014 - $159), and derivative liability of $66,000 (July 31, 2014 - $0) was recorded.

Promissory Note #47

On September 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $48,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $2,570 (July 31, 2014 - $0) in interest expense.

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

As of July 31, 2015, accrued interest of $2,570 (July 31, 2014 - $0) was recorded.

Promissory Note #48

On December 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $75,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $1,858 (July 31, 2014 - $0) in interest expense.

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

As of July 31, 2015, accrued interest of $1,858 (July 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #49

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $20,870 (July 31, 2014 - $0) in interest expense.

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

As of July 31, 2015, principal balance of $360,000 (July 31, 2014 - $0) and accrued interest of $20,870 (July 31, 2014 - $0) was recorded.

Promissory Note #50

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $20,870 (July 31, 2014 - $0) in interest expense.

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

As of July 31, 2015, principal balance of $360,000 (July 31, 2014 - $0) and accrued interest of $20,870 (July 31, 2014 - $0) was recorded.

Promissory Note #51

On March 24, 2015, the Company arranged a debt swap under which four Syndication Capital notes totaling $176,000 was transferred to Direct Capital Group, Inc.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 24, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $4,947 (July 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 24, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $176,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $133,970 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

During the year ended July 31, 2015, the Company issued 149,000,000 common shares upon the conversion of $1,490 of the principal balance.

As of July 31, 2015, principal balance of $174,510 (July 31, 2014 - $0), accrued interest of $4,947 (July 31, 2014 - $0), and debt discount of $42,030 (July 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #52

On April 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $4,839 (July 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the year ended July 31, 2015, debt discount of $120,656 (year ended July 31, 2014 - $0) was accreted to the statement of operations.

As of July 31, 2015, principal balance of $240,000 (July 31, 2014 - $0), accrued interest of $4,839 (July 31, 2014 - $0), and debt discount of $119,344 (July 31, 2014 - $0) was recorded.

Promissory Note #53

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended July 31, 2015, the Company accrued $2,992 (July 31, 2014 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of July 31, 2015, principal balance of $150,000 (July 31, 2014 - $0) and accrued interest of $2,992 (July 31, 2014 - $0) was recorded.

Promissory Note #54

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended July 31, 2015, the Company accrued $1,496 (July 31, 2014 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of July 31, 2015, principal balance of $75,000 (July 31, 2014 - $0) and accrued interest of $1,496 (July 31, 2014 - $0) was recorded.

Promissory Note #55

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended July 31, 2015, the Company accrued $1,496 (July 31, 2014 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of July 31, 2015, principal balance of $75,000 (July 31, 2014 - $0) and accrued interest of $1,496 (July 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Promissory Note #56

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended July 31, 2015, the Company accrued $1,496 (July 31, 2014 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of July 31, 2015, principal balance of $75,000 (July 31, 2014 - $0) and accrued interest of $1,496 (July 31, 2014 - $0) was recorded.

Promissory Note #57

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended July 31, 2015, the Company accrued $2,792 (July 31, 2014 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of July 31, 2015, principal balance of $140,000 (July 31, 2014 - $0) and accrued interest of $2,792 (July 31, 2014 - $0) was recorded.

Promissory Note #58

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended July 31, 2015, the Company accrued $2,792 (July 31, 2014 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of July 31, 2015, principal balance of $140,000 (July 31, 2014 - $0) and accrued interest of $2,792 (July 31, 2014 - $0) was recorded.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the year ended July 31, 2015, the Company accrued $0 (July 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $0 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of July 31, 2015, principal balance of $240,000 (July 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

Note 8 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the years ended July 31, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $279,167 and $526,326 respectively.  During the years ended July 31, 2015 and 2014, $96,990 and $228,725 respectively of convertible notes payable and accrued interest was converted into common stock of the Company. For the years ended July 31, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $214,648 and $446,253 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the years ended July 31, 2015 and 2014, the Company recognized a gain of $221,809 and loss of $265,285 respectively, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	July 31,	July 31,
	2015	2014
Balance, beginning of period	$479,320	$133,962
Initial recognition of derivative liability	279,167	526,326
Conversion of derivative instruments to Common Stock	(214,648)	(446,253)
Mark-to-Market adjustment to fair value	(221,809)	265,285
Balance, end of period	$322,029	$479,320

Note 9 Common Stock

The Company is authorized to issue 20,000,000 shares of it $0.00001 par value preferred stock and 7,980,000,000 shares of its $0.001 par value common stock.

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

During the year ended July 31, 2015, the Company issued 2,038,604,714 common shares upon the conversion of $96,990 in principal and interest of promissory notes into common stock.

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

Warrants and Options

As of July 31, 2015 and 2014, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

As of July 31, 2015, the operator held exploration advances amounting to $0 (2014 - $0). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

During the year ended July 31, 2015, the Company incurred exploration expenditures of $0 (July 31, 2014 - $0) on the property.

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

As of July 31, 2015, no exploration expenditures have been incurred on the property.

Note 11 Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.
A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2015	2014
Operating loss for the years ended July 31	$(2,621,271)	$(1,380,491)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(891,232)	$(469,367)
Unrecognized tax loses	(891,232)	(469,367)
Income tax expense	$-	$-

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements

The Company has net operating losses carried forward of approximately $18,684,105 for tax purposes which may be recognized in future periods, not to exceed 20 years.

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

Note 13 Subsequent events

Subsequent to the year end the Company:

On May 31, 2013, the Company entered into and delivered to Dhugald Pinchin in the principal amount of $57,500, due and payable on November 30, 2013, a 8% Convertible Redeemable Note, the terms of which are disclosed in our Quarterly Report on Form 10-Q for the period ended April 30, 2015 (the “Indebtedness”).

On August 10, 2015, the Company’s Board of Directors (the “Board”) authorized the creation of 1,000 shares of Series B Voting Preferred Stock.  The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On August 10, 2015, Dhugald Pinchin assigned all rights, title, and interests in and to the Indebtedness to Santa Rosa Resources, Inc., a Nevada corporation (“Santa Rosa”), (the “Assignment”).  As a result of the Assignment, the Company is indebted to Santa Rosa in the principal amount of $57,500.

On August 10, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State creating the 1,000 shares of Series B Voting Preferred Stock

On August 14, 2015, after review and recommendation from the Board, the Company entered into an Agreement for Conversion of Indebtedness to Series B Voting Preferred Stock with Santa Rosa, pursuant to which it was agreed that the Indebtedness would be converted to 1,000 shares of the Company’s Series B Voting Preferred Stock (the “Agreement for Conversion”).

On August 14, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa, representing 100% of the total issued and outstanding shares of the Company’s Series B Voting Preferred Stock.

On August 17, 2015, the Board of Directors of the Company approved the authorization of a 1 for 2,000 reverse stock split of the Company’s outstanding shares of common stock.

On August 17, 2015, the Company obtained the written consent of a stockholder, Santa Rosa Resources, Inc. a Nevada corporation, holding 1,000 shares of the Company’s Series B Voting Preferred Stock, which is equal to 99% of the voting power of the Company’s outstanding capital stock as of August 14, 2015, to effect the reverse stock split.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of July 31, 2015, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the period ending July 31, 2015,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

             On September 1, 2014, the Company entered into a Convertible Promissory Note with Syndication Capital, LLC. Under the terms of the promissory note the Company has borrowed $48,000 from Syndication Capital, LLC, which accrues interest at an annual rate of 8%, with a March 1, 2015 maturity date. This note also contains customary events of default.

On December 1, 2014, the Company entered into a Convertible Promissory Note with Syndication Capital, LLC. Under the terms of the promissory note the Company has borrowed $75,000 from Syndication Capital, LLC, which accrues interest at an annual rate of 8%, with a June 1, 2015 maturity date. This note also contains customary events of default.

On December 31, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. Under the terms of the promissory note the Company has borrowed $360,000 from Direct Capital Group, Inc., which accrues interest at an annual rate of 8%, with a July 1, 2015 maturity date. This note also contains customary events of default.

On December 31, 2014, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. Under the terms of the promissory note the Company has borrowed $360,000 from Direct Capital Group, Inc., which accrues interest at an annual rate of 8%, with a July 1, 2015 maturity date. This note also contains customary events of default.

On March 24, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. Under the terms of the promissory note the Company has borrowed $176,000 from Direct Capital Group, Inc., which accrues interest at an annual rate of 8%, with a September 24, 2015 maturity date. This note also contains customary events of default.

On April 30, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. Under the terms of the promissory note the Company has borrowed $240,000 from Direct Capital Group, Inc., which accrues interest at an annual rate of 8%, with an October 30, 2015 maturity date. This note also contains customary events of default.

On May 1, 2015, the Company entered into a Convertible Promissory Note with Rider Capital Corp. Under the terms of the promissory note the Company has borrowed $150,000 from Rider Capital Corp., which accrues interest at an annual rate of 8%, with a November 1, 2015 maturity date. This note also contains customary events of default.

On May 1, 2015, the Company entered into a Convertible Promissory Note with Rider Capital Corp. Under the terms of the promissory note the Company has borrowed $75,000 from Rider Capital Corp., which accrues interest at an annual rate of 8%, with a November 1, 2015 maturity date. This note also contains customary events of default.

On May 1, 2015, the Company entered into a Convertible Promissory Note with Rider Capital Corp. Under the terms of the promissory note the Company has borrowed $75,000 from Rider Capital Corp., which accrues interest at an annual rate of 8%, with a November 1, 2015 maturity date. This note also contains customary events of default.

On May 1, 2015, the Company entered into a Convertible Promissory Note with Rider Capital Corp. Under the terms of the promissory note the Company has borrowed $75,000 from Rider Capital Corp., which accrues interest at an annual rate of 8%, with a November 1, 2015 maturity date. This note also contains customary events of default.

On May 1, 2015, the Company entered into a Convertible Promissory Note with Rider Capital Corp. Under the terms of the promissory note the Company has borrowed $140,000 from Rider Capital Corp., which accrues interest at an annual rate of 8%, with a November 1, 2015 maturity date. This note also contains customary events of default.

On May 1, 2015, the Company entered into a Convertible Promissory Note with Xploration, Inc. Under the terms of the promissory note the Company has borrowed $140,000 from Xploration, Inc., which accrues interest at an annual rate of 8%, with a November 1, 2015 maturity date. This note also contains customary events of default.

On July 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. Under the terms of the promissory note the Company has borrowed $240,000 from Direct Capital Group, Inc., which accrues interest at an annual rate of 8%, with a January 31, 2016 maturity date. This note also contains customary events of default.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Edward J. Aruda	56	President, Treasurer, Secretary, & Director	March 25, 2014

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

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Edward J. Aruda, age 56, is the founder, President and a Director of Santa Rosa Resources Inc., since its formation in 2007. He has much personal experience and leadership skills in the oil and gas industries, from the manufacturing of drilling equipment to the development of oil and gas properties. Mr. Aruda began his career in 1977 working for Smith Tool, a division of Smith International, and a major manufacturer of oil and gas well drilling bits. In 1990 Mr. Aruda became involved in the investment banking and financing of oil and gas programs. Mr. Aruda worked as a Registered Representative of the NASD and previously held series 22, 6 and 63 licenses. He has overseen the successful financing and development of numerous oil and gas properties throughout the southwest.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended July 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended July 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended July 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended July 31, 2015 and 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 7/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward J. Aruda (1) President, CEO, CFO, Secretary, Treasurer and Director	2015	32,000	-0-	-0-	-0-	-0-	-0-	-0-	32,000
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Dhugald Pinchin Former President, CEO, CFO, Secretary, Treasurer and Director	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	67,500	-0-	-0-	-0-	-0-	-0-	-0-	67,500

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended July 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2015, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

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

(2)	Based on 3,472,433,130 issued and outstanding shares of common stock as of July 31, 2015.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended July 31, 2015	Year Ended July 31, 2014
Audit fees	$20,508	$18,175
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$20,508	$18,175

Audit Fees

During the fiscal years ended July 31, 2015, we incurred approximately $20,508 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended July 31, 2015.

During the fiscal year ended July 31, 2014, we incurred approximately $18,175 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended July 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended July 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended July 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended July 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV
ITEM 15.  EXHIBITS.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc. dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC dated August 7, 2010.	Filed with the SEC on August 12, 2010, as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed with the SEC on December 18, 2013 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Promissory Note by and between the Company and Dhugald Pinchin, dated November 30, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC., dated December 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Asher Enterprises Inc, dated December 13, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Dhugald Pinchin, dated December 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC, dated January 1, 2014	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Dhugald Pinchin, dated January 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.

10.32	Promissory Note by and between the Company and Dhugald Pinchin, dated February, 28, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.33	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.34	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.35	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.36	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.37	Promissory Note by and between the Company and Dhugald Pinchin, dated March 31, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.38	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.39	Promissory Note by and between the Company and Dhugald Pinchin, dated April 30, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.40	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.41	Promissory Note, by and between the Company and Gel Properties, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.42	Promissory Note by and between the Company and Adar Bays, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.43	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.44	Promissory Note, by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.45	Promissory Note by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.46	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.47	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.48	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.49	Promissory Note by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.50	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2014.	Filed with the SEC on December 15, 2014, as part of our Quarterly Report on Form 10Q.
10.51	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.52	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.53	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.54	Promissory Note by and between the Company and Direct Capital Group, Inc. dated March 24, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10Q.
10.55	Promissory Note by and between the Company and Direct Capital Group, Inc. dated April 30, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10Q.
10.56	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed herewith.
10.57	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed herewith.
10.58	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed herewith.
10.59	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed herewith.
10.60	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed herewith.
10.61	Promissory Note by and between the Company and Xploration, Inc. dated May 1, 2015.	Filed herewith.
10.62	Promissory Note by and between the Company and Direct Capital Group, Inc. dated July 31, 2015.	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.

Dated: November 13, 2015
/s/ Edward Aruda
By: Edward Aruda
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 13, 2015
/s/ Edward Aruda
Edward Aruda – Director