Form 10-Q
period 2015-10-31
Source Gold Corp.
filed 2015-12-09
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 000-54840

SOURCE GOLD CORP.
(Name of small business issuer in its charter)

Nevada	46-1814729
(State of incorporation)	(I.R.S. Employer Identification No.)
4264 Lady Burton Street
Las Vegas, NV 89129

 (Address of principal executive offices)

(432) 242-1897

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

As of November 17, 2015, there were 57,180,570 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

ITEM 1.       FINANCIAL STATEMENTS

SOURCE GOLD CORP.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements
(Expressed in US dollars)
October 31, 2015 (unaudited)
Financial Statement Index

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	October 31, 2015	July 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$-	$-
Loan receivable	56,034	63,115
Prepaid expenses	-	-
Total current assets	56,034	63,115
Computer equipment	-	-
Mineral property	85,000	85,000
TOTAL ASSETS	$141,034	$148,115

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$33,597	$35,441
Notes payable, net of discount	2,304,945	2,361,905
Notes payable interest	298,107	209,187
Notes payable, derivative liability	1,670,714	322,029
Due to related party	48,820	42,820
Total Current liabilities	4,356,183	2,971,382

Shareholder's equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 (July 31, 2015 - 0) issued and outstanding	0	-
Common stock: $0.00001 par value; 7,980,000,000 shares authorized; 1,737,260 (July 31, 2015 - 1,736,217) shares issued and outstanding (1)	17	3,472,433
Additional paid in capital	16,101,504	12,389,088
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(20,315,987)	(18,684,105)
Total shareholders' equity	(4,215,149)	(2,823,267)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$141,034	$148,115

(1) All common share amounts and per share amounts in these financial statements, reflect the two thousand-for-one reverse stock split of the issued and outstanding shares of the common stock of the Company, effective
October 15, 2015, respectively, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended
	October 31,
	2015	2014

Sales	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Operating expenses
Accounting and audit fees	3,591	5,774
G&A expenses	216,000	18,678
Management fees	30,000	30,000
Professional fees	1,646	8,925
Net loss from operations	(251,237)	(63,376)
Other income/ (expense)
FV change of derivative liability	194,922	186,900
Interest on convertible notes	(1,575,567)	(138,680)
Net loss before income taxes	(1,631,882)	(15,156)
Income tax expense	-	-
Net Loss	$(1,631,882)	$(15,156)
Other comprehensive gain (loss)
Foreign currency translation adjustments	-	-
Comprehensive Loss	(1,631,882)	(15,156)

Per share information
Basic, weighted number of common shares outstanding (1)	1,736,273	1,396,930
Net profit/(loss) per common share	(0.9399)	(0.01)

(1) All common share amounts and per share amounts in these financial statements, reflect the two thousand-for-one reverse stock split of the issued and outstanding shares of the common stock of the Company, effective
October 15, 2015, respectively, including retroactive adjustment of common share amounts. See Note 10.

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows

	Three months ended
	October 31,
	2015	2014
Operating activities:
Net loss	(1,631,882)	(15,156)
Adjustment to reconcile net loss to net cash in operating activities
Convertible debt interest expense	1,486,647	119,063
Loss from change in fair value of derivative liability	(194,922)	(186,900)
Changes in assets and liabilities:
(Increase) decrease in loans receivable	7,081	5,150
(Increase) decrease in prepaid expenses	-	-
(Decrease) increase in accounts payable and accrued liabilities	(1,844)	9,646
(Decrease) increase in notes payable, interest	88,920	19,618
Net cash used in operating activities	(246,000)	(48,581)

Investing activities:
Purchase of computer equipment	-	-
Mineral property option acquisition	-	-
Net cash flows used in investing activities	-	-

Financing activities:
Proceeds from notes payable	240,000	48,000
Due to related party	6,000	-
Proceeds from loan payable	-	-
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	246,000	48,000

Effect of foreign exchange on cash	-	-

Change in cash and cash equivalents	-	(581)
Cash and cash equivalents at the beginning of the period	-	636
Cash and cash equivalents at the end of the period	-	55

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$-	$-

The accompanying notes are an integral part of these financial statements
.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

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
On October 15, 2015, the Company effectuated a 1 for 2,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 3,472,433,130 prior to the reverse split to 1,736,217 following the reverse split.

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

The Company has yet to achieve profitable operations, has accumulated losses of $20,315,987 since inception, has working capital deficiency of $4,300,149, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
October 31, 2015
(Unaudited)

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
October 31, 2015
(Unaudited)

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2015 and July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
October 31, 2015
(Unaudited)

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

Note 4 Computer equipment

	October 31,	July 31,
	2015	2015
Cost
Computer equipment	$1,973	$1,973

Accumulated depreciation	(1,973)	(1,973)

Net book value	$-	$-

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
October 31, 2015
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

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 20,000,000 common shares of the Company.

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

During the three months ended October 31, 2015, the Company recorded consulting fees of $6,000 (three months ended October 31, 2014 - $0) owed to Edward Aruda.

As of October 31, 2015, due to related party includes $10,820 (October 31, 2014 - $10,820), owing to Grid Petroleum Corp.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Note 7 Convertible Notes Payable

	October 31,	July 31,
	2015	2015
Promissory Note #2	30,000	30,000
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #11	-	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	11,000
Promissory Note #15	7,500	7,500
Promissory Note #16	11,000	11,000
Promissory Note #17	7,500	7,500
Promissory Note #18	11,000	11,000
Promissory Note #19	7,500	7,500
Promissory Note #20	1,000	1,000
Promissory Note #21	11,000	11,000
Promissory Note #22	7,500	7,500
Promissory Note #23	16,000	16,000
Promissory Note #25	7,500	7,500
Promissory Note #26	7,000	7,000
Promissory Note #27	7,500	7,500
Promissory Note #28	16,000	16,000
Promissory Note #29	7,500	7,500
Promissory Note #30	16,000	16,000
Promissory Note #31	26,500	26,500
Promissory Note #34	7,500	7,500
Promissory Note #35	16,000	16,000
Promissory Note #36	7,500	7,500
Promissory Note #37	11,500	11,500
Promissory Note #39	23,995	23,995
Promissory Note #42	24,000	24,000
Promissory Note #44	25,000	25,000
Promissory Note #45	40,000	40,000
Promissory Note #46	33,000	33,000
Promissory Note #49	360,000	360,000
Promissory Note #50	360,000	360,000
Promissory Note #51	174,510	174,510
Promissory Note #52	240,000	240,000
Promissory Note #53	150,000	150,000
Promissory Note #54	75,000	75,000
Promissory Note #55	75,000	75,000
Promissory Note #56	75,000	75,000
Promissory Note #57	140,000	140,000
Promissory Note #58	140,000	140,000
Promissory Note #59	240,000	240,000
Promissory Note #60	57,500	-
Promissory Note #61	240,000	-
Notes payable, principal	$2,763,279	$2,523,279
Debt discount	(458,334)	(161,374)
Notes payable, net of discount	2,304,945	2,361,905
Accrued interest	298,107	209,187
Total notes payable	$2,603,052	$2,571,092

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

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

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on October 30, 2012.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the three months ended October 31, 2015, the Company accrued $665 (October 31, 2014 - $665) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a loss of $19,714 (October 31, 2014 – gain of $21,670) due to the change in value of the derivative liability during the period.

As of October 31, 2015, principal balance of $12,000 (October 31, 2014 - $12,000) accrued interest of $7,927 (October 31, 2014 - $5,287) and a derivative liability of $20,406 (October 31, 2014 - $18,042) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the three months ended October 31, 2015, the Company accrued $653 (October 31, 2014 - $653) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a loss of $19,343 (October 31, 2014 – gain of $21,262) due to the change in value of the derivative liability during the period.

As of October 31, 2015, principal balance of $11,774 (October 31, 2014 - $11,774) accrued interest of $6,414 (October 31, 2014 - $3,824) and a derivative liability of $20,022 (October 31, 2014 - $17,702) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $347 (October 31, 2014 - $3,188) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 31, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $57,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

On August 10, 2015, the Company assigned the principal amount of the note of $57,500 to Santa Rosa Resources.

As of October 31, 2015, principal balance of $0 (October 31, 2014 - $57,500) and accrued interest of $23,725 (October 31, 2014 - $13,917) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On June 30, 2013 interest expense relating to the beneficial conversion feature of this convertible note of $7,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $3,327 (October 31, 2014 - $1,677) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On July 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $3,187 (October 31, 2014 - $1,537) was recorded.

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $610 (October 31, 2014 - $610) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On August 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $7,700 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $11,000 (October 31, 2014 - $11,000) and accrued interest of $4,667 (October 31, 2014 - $2,247) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On August 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $2,250 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $3,047 (October 31, 2014 - $1,397) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $610 (October 31, 2014 - $610) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,300 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $11,000 (October 31, 2014 - $11,000) and accrued interest of $4,474 (October 31, 2014 - $2,054) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $461) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,000 (October 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $2,917 (October 31, 2014 - $1,267) was recorded.

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $610 (October 31, 2014 - $610) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,500 (October 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $11,000 (October 31, 2014 - $11,000) and accrued interest of $4,271 (October 31, 2014 - $1,851) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 31, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $750 (October 31, 2014 - $0) was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $2,779 (October 31, 2014 - $1,129) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $55 (October 31, 2014 - $55) in interest expense.

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

As of October 31, 2015, principal balance of $1,000 (October 31, 2014 - $176,000) and accrued interest of $11,569 (October 31, 2014 - $11,349) was recorded.

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $610 (October 31, 2014 - $610) in interest expense.

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

As of October 31, 2015, principal balance of $11,000 (October 31, 2014 - $11,000) and accrued interest of $4,067 (October 31, 2014 - $1,647) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

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

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of 2,643 (October 31, 2014 - $993) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $887 (October 31, 2014 - $887) in interest expense.

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

As of October 31, 2015, principal balance of $16,000 (October 31, 2014 - $16,000) and accrued interest of $5,624 (October 31, 2014 - $2,104) was recorded.

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

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

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $2,504 (October 31, 2014 - $854) was recorded.

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $388 (October 31, 2014 - $388) in interest expense.

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

As of October 31, 2015, principal balance of $7,000 (October 31, 2014 - $7,000) and accrued interest of $2,332 (October 31, 2014 - $792) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

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

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $2,363 (October 31, 2014 - $713) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #28

On February 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $887 (October 31, 2014 - $887) in interest expense.

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

As of October 31, 2015, principal balance of $16,000 (October 31, 2014 - $16,000) and accrued interest of $5,029 (October 31, 2014 - $1,518) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

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

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $2,237 (October 31, 2014 - $667) was recorded.

Promissory Note #30

On March 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $887 (October 31, 2014 - $887) in interest expense.

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

As of October 31, 2015, principal balance of $16,000 (October 31, 2014 - $16,000) and accrued interest of $4,743 (October 31, 2014 - $1,420) was recorded.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. During the three months ended October 31, 2015, the Company accrued $1,603 (October 31, 2014 - $534) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a gain of $12 (three months ended October 31, 2014 - $1,544) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended October 31, 2014 - $9,947) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $26,500 (October 31, 2014 - $26,500), accrued interest of $6,093 (October 31, 2014 - $1,325), debt discount of $0 (October 31, 2014 - $16,553) and derivative liability of $52,988 (October 31, 2014 - $40,785) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

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

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $2,091 (October 31, 2014 - $616) was recorded.

Promissory Note #35

On April 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $887 (October 31, 2014 - $887) in interest expense.

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

As of October 31, 2015, principal balance of $16,000 (October 31, 2014 - $16,000) and accrued interest of $4,451 (October 31, 2014 - $1,312) was recorded.

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $416 (October 31, 2014 - $416) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $1,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of October 31, 2015, principal balance of $7,500 (October 31, 2014 - $7,500) and accrued interest of $1,952 (October 31, 2014 - $567) was recorded.

Promissory Note #37

On May 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC, in the sum of $16,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $638 (October 31, 2014 - $915) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On May 1, 2014, interest expense relating to the beneficial conversion feature of this convertible note of $4,950 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

On March 24, 2015, a replacement note was issued and $5,000 of the principal balance was transferred Direct Capital Group, Inc.

As of October 31, 2015, principal balance of $11,500 (October 31, 2014 - $16,500), accrued interest of $3,616 (October 31, 2014 - $1,244), and debt discount of $0 (October 31, 2014 - $13) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2015, the Company accrued $968 (October 31, 2014 - $504) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a gain of $10 (three months ended October 31, 2014 - $0) due to the change in value of the derivative liability during the period.   During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of October 31, 2015, principal balance of $23,995 (October 31, 2014 - $25,000), accrued interest of $3,699 (October 31, 2014 - $904), and derivative liability of $39,982 (October 31, 2014 - $0) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2015, the Company accrued $968 (October 31, 2014 - $504) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a gain of $10 (three months ended October 31, 2014 - $0) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of October 31, 2015, principal balance of $24,000 (October 31, 2014 - $25,000), accrued interest of $3,514 (October 31, 2014 - $805), and derivative liability of $39,991 (October 31, 2014 - $0) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2015, the Company accrued $1,008 (October 31, 2014 - $504) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a gain of $11 (three months ended October 31, 2014 - $0) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of October 31, 2015, principal balance of $25,000 (October 31, 2014 - $25,000), accrued interest of $3,326 (October 31, 2014 - $663), and derivative liability of $41,656 (October 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the three months ended October 31, 2015, the Company accrued $1,613 (three months ended October 31, 2014 - $852) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a gain of $18 (three months ended October 31, 2014 – $74,148) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended October 31, 2014 - $34,307) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $40,000 (October 31, 2014 - $40,000) accrued interest of $5,202 (October 31, 2014 - $1,002), debt discount of $0 (October 31, 2014 - $24,896) and a derivative liability of $79,982 (October 31, 2014 - $61,562) was recorded.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2015, the Company accrued $1,331 (October 31, 2014 - $665) in interest expense.

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

During the three months ended October 31, 2015, the Company recorded a gain of $15 (three months ended October 31, 2014 - $0) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $33,000 was accreted to the statement of operations.

As of October 31, 2015, principal balance of $33,000 (October 31, 2014 - $33,000), accrued interest of $4,289 (October 31, 2014 - $825), and derivative liability of $65,985 (October 31, 2014 - $0) was recorded.

Promissory Note #49

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $19,963 (October 31, 2014 - $0) in interest expense.

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

As of October 31, 2015, principal balance of $360,000 (October 31, 2014 - $0) and accrued interest of $40,833 (October 31, 2014 - $0) was recorded.

Promissory Note #50

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $19,963 (October 31, 2014 - $0) in interest expense.

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

As of October 31, 2015, principal balance of $360,000 (October 31, 2014 - $0) and accrued interest of $40,833 (October 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #51

On March 24, 2015, the Company arranged a debt swap under which four Syndication Capital notes totaling $176,000 were transferred to Direct Capital Group, Inc.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 24, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $5,307 (October 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 24, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $176,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the three months ended October 31, 2015, debt discount of $42,030 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $174,510 (October 31, 2014 - $0), accrued interest of $10,255 (October 31, 2014 - $0), and debt discount of $0 (October 31, 2014 - $0) was recorded.

Promissory Note #52

On April 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $4,839 (October 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the three months ended October 31, 2015, debt discount of $119,344 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $240,000 (October 31, 2014 - $0), accrued interest of $9,679 (October 31, 2014 - $0), and debt discount of $0 (October 31, 2014 - $0) was recorded.

Promissory Note #53

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the three months ended October 31, 2015, the Company accrued $3,025 (October 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $353,498 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended October 31, 2015, the Company recorded a gain of $53,566 (October 31, 2014 – $0) due to the change in value of the derivative liability during the period, and debt discount of $100,000 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $150,000 (October 31, 2014 - $0), accrued interest of $6,016 (October 31, 2014 - $0), and debt discount of $50,000 (October 31, 2014 - $0) was recorded.

Promissory Note #54

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the three months ended October 31, 2015, the Company accrued $1,512 (October 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended October 31, 2015, the Company recorded a gain of $26,783 (October 31, 2014 – $0) due to the change in value of the derivative liability during the period, and debt discount of $50,000 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $75,000 (October 31, 2014 - $0), accrued interest of $3,008 (October 31, 2014 - $0) and debt discount of $25,000 (October 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Promissory Note #55

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the three months ended October 31, 2015, the Company accrued $1,512 (October 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended October 31, 2015, the Company recorded a gain of $26,783 (October 31, 2014 – $0) due to the change in value of the derivative liability during the period, and debt discount of $50,000 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $75,000 (October 31, 2014 - $0), accrued interest of $3,008 (October 31, 2014 - $0) and debt discount of $25,000 (October 31, 2014 - $0) was recorded.

Promissory Note #56

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the three months ended October 31, 2015, the Company accrued $1,512 (October 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended October 31, 2015, the Company recorded a gain of $26,783 (October 31, 2014 – $0) due to the change in value of the derivative liability during the period, and debt discount of $50,000 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $75,000 (October 31, 2014 - $0), accrued interest of $3,008 (October 31, 2014 - $0) and debt discount of $25,000 (October 31, 2014 - $0) was recorded.

Promissory Note #57

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the three months ended October 31, 2015, the Company accrued $2,823 (October 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $329,931 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended October 31, 2015, the Company recorded a gain of $49,994 (October 31, 2014 – $0) due to the change in value of the derivative liability during the period, and debt discount of $93,333 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $140,000 (October 31, 2014 - $0), accrued interest of $5,615 (October 31, 2014 - $0), and debt discount of $46,667 (October 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

Promissory Note #58

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the three months ended October 31, 2015, the Company accrued $2,823 (October 31, 2014 - $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $329,931 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the three months ended October 31, 2015, the Company recorded a gain of $49,994 (October 31, 2014 – $0) due to the change in value of the derivative liability during the period, and debt discount of $93,333 (three months ended October 31, 2014 - $0) was accreted to the statement of operations.

As of October 31, 2015, principal balance of $140,000 (October 31, 2014 - $0), accrued interest of $5,615 (October 31, 2014 - $0), and debt discount of $46,667 (October 31, 2014 - $0) was recorded.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 1, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $4,839 (October 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $0 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2015, principal balance of $240,000 (October 31, 2014 - $0) and accrued interest of $4,839 (October 31, 2014 - $0) was recorded.

Promissory Note #60

On August 10, 2015, the Company reassigned the principal amount of a Dhugald Pinchin note to Santa Rosa Resources.  The original note was issued on May 31, 2013 in the sum of $57,500 and matured on November 30, 2013.   The Conversion Price shall mean par $.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

As of October 31, 2015, principal balance of $57,500 (October 31, 2014 - $0) respectively was recorded.

Promissory Note #61

On October 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the three months ended October 31, 2015, the Company accrued $0 (October 31, 2014 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $0 was recorded in the financial statements, with a corresponding increase to additional paid in capital.

As of October 31, 2015, principal balance of $240,000 (October 31, 2014 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Note 8 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the three months ended October 31, 2015 and 2014, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $1,543,607 and $42,329 respectively.  During the three months ended October 31, 2015 and 2014, $0 and $93,495 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the three months ended October 31, 2015 and 2014, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $0 and $196,658 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three months ended October 31, 2015 and 2014, the Company recognized a gain of $194,922 and $186,900 respectively, based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	October 31,	October 31,
	2015	2014
Balance, beginning of period	$322,029	$479,320
Initial recognition of derivative liability	1,543,607	42,329
Conversion of derivative instruments to Common Stock	-	(196,658)
Mark-to-Market adjustment to fair value	(194,922)	(186,900)
Balance, end of period	$1,670,714	$138,090

Note 9 Preferred Stock

The Company is authorized to issue 20,000,000 shares of it $0.00001 par value preferred stock.

On August 10, 2015, the Company’s Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock.  The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.  The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On August 10, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State creating the 1,000 shares of Series B Voting Preferred Stock

On August 14, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa Resources, representing 100% of the total issued and outstanding shares of the Company’s Series B Voting Preferred Stock.

As of October 31, 2015, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of October 31, 2014) and 1,000 Series B shares were issued and outstanding (0 shares as of October 31, 2014)

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

Note 10 Common Stock

The Company is authorized to issue 7,980,000,000 shares of its $0.00001 par value common stock.

On October 15, 2015, the Company effectuated a 1 for 2,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 3,472,433,130 prior to the reverse split to 1,736,217 following the reverse split.  An additional 1,043 shares were issued due to no fractional shares used as a result of the reverse stock split.

As of October 31, 2015, 7,980,000,000 common shares of par value $0.00001 were authorized, of which 1,737,260 shares were issued and outstanding, (1,523,217 shares as of October 31, 2014).

Warrants and Options

As of October 31, 2015 and July 31, 2015, there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

Note 11 Mineral Properties

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
October 31, 2015
(Unaudited)

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

As of October 31, 2015, the operator held exploration advances amounting to $0 (2014 - $0). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

During the three months October 31, 2015, the Company incurred exploration expenditures of $0 (October 31, 2014 - $0) on the property.

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

As of October 31, 2015, no exploration expenditures have been incurred on the property.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)
Note 12 Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.
A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2015	2014
Operating loss for the three months ended October 31	$(1,631,882)	$(15,156)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(554,840)	$(5,153)
Unrecognized tax loses	(554,840)	(5,153)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $20,315,987 for tax purposes which may be recognized in future periods, not to exceed 20 years.

Note 13 Commitments

None.

Note 14 Subsequent events

On November 6, 2015, the Company purchased all data and rights to the “we buy gold” website from Santa Rosa Resources.  The Company issued 50,000,000 shares of common stock with a value equal to par $0.00001.

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

RESULTS OF OPERATIONS

Working Capital

	October 31, 2015 $	July 31, 2015 $
Current Assets	56,034	63,115
Current Liabilities	4,356,183	2,971,382
Working Capital (Deficit)	(4,300,149)	(2,908,267)

Cash Flows

	Three Months Ended
	October 31, 2015 $	October 31, 2014 $
Cash Flows from (used in) Operating Activities	(246,000)	(48,581)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (provided by) Financing Activities	246,000	48,000
Net Increase (decrease) in Cash During Period	-	(581)

Results for the Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

Operating Revenues

The Company’s revenues for the three months ended October 31, 2015 and October 31, 2014 were $0 and $0, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the three months ended October 31, 2015 and October 31, 2014 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended October 31, 2015 and October 31, 2014 were $251,237 and $63,376, respectively.  Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in general and administrative fees for normal operations.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2014 through October 31, 2015.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to $(1,575,567) for the three months ended October 31, 2015 and $(138,680) for the three months ended October 31, 2014.  There was a gain of $194,922 on derivative valuation for the three months ended October 31, 2015 and $186,900 for the three months ended October 31, 2014.

Net Loss

Net loss for the three months ended October 31, 2015 was $(1,631,882) compared with a net loss of $(15,156) for the three months ended October 31, 2014.  The increased net loss is due to an increase in operating expenses and interest expenses.

Liquidity and Capital Resources

As at October 31, 2015, the Company had a cash balance and total assets of $0 and $141,034, respectively, compared with $0 and $148,115 of cash and total assets, respectively, as of July 31, 2015. The decrease in cash was due to normal operating activities and the decrease in total assets was due to the use of cash for operations.

As at October 31, 2015, the Company had total liabilities of $4,356,183 compared with $2,971,382 as of July 31, 2015. The increase in total liabilities was attributed to an increase in related party loans and new promissory notes issued.

The overall working capital deficit increased from $2,908,267 at July 31, 2015 to $4,300,149 at October 31, 2015.

Cash flows from Operating Activities

During the three months ended October 31, 2015, cash used in operating activities was $(246,000) compared to $(48,581) for the three months ended October 31, 2014.  The increase in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the increase in interest on convertible notes.

Cash flows from Investing Activities

During the three months ended October 31, 2015 cash used in investing activities was $0 compared to $0 for the three months ended October 31, 2014.

Cash flows from Financing Activities

During the three months ended October 31, 2015, cash provided by financing activities was $246,000 compared to $48,000 for the three months ended October 31, 2014.

Quarterly Developments

None.

Subsequent Developments

None.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited 2015 financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

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

The Company entered into a formal settlement agreement with a vendor to settle an amount due of Cdn$34,000 by monthly installments of Cdn$5,000 commencing May 15, 2011. As of October 31, 2015, Cdn$30,000 of the total amount due has been paid.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

None.

2. Subsequent Issuances:

On November 6, 2015, pursuant to an agreement, the Company issued 50,000,000 shares of common stock to Santa Rosa Resources.

On November 10, 2015, the holder of a convertible note converted $2,500 of principal into 5,000,000 shares of common stock.

On November 16, 2015, the holder of a convertible note converted $2,000 of principal and $217 of interest into 443,310 shares of common stock.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

On August 10, 2015, the Company reassigned the principal amount of a note with Dhugald Pinchin to Santa Rosa Resources.  The note amount is in the sum of $57,500 and matured on November 30, 2013.

On October 31, 2015, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note, the Company pays the holder a total of $240,000, which accrues interest at an annual rate of 8% and has a maturity date of May 1, 2015. This note also contains customary events of default.

ITEM 6.     EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC, dated August 7, 2010.	Filed with the SEC on August 12, 2010, as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC., dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC., dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC., dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC., dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC., dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed with the SEC on December 18, 2013 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Promissory Note by and between the Company and Dhugald Pinchin, dated November 30, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Asher Enterprises Inc, dated December 13, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Dhugald Pinchin, dated December 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC, dated January 1, 2014	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Dhugald Pinchin, dated January 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.32	Promissory Note by and between the Company and Dhugald Pinchin, dated February, 28, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.33	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.

10.34	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.35	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.36	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.37	Promissory Note by and between the Company and Dhugald Pinchin, dated March 31, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.38	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.39	Promissory Note by and between the Company and Dhugald Pinchin, dated April 30, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.40	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.41	Promissory Note, by and between the Company and Gel Properties, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.42	Promissory Note by and between the Company and Adar Bays, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.43	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.44	Promissory Note, by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.45	Promissory Note by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.46	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.47	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.48	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.49	Promissory Note by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.50	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2014.	Filed with the SEC on December 15, 2014, as part of our Quarterly Report on Form 10Q.
10.51	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.52	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.53	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.54	Promissory Note by and between the Company and Direct Capital Group, Inc. dated March 24, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10Q.
10.55	Promissory Note by and between the Company and Direct Capital Group, Inc. dated April 30, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10Q.
10.56	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.57	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.58	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.59	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.60	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.61	Promissory Note by and between the Company and Xploration, Inc. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.62	Promissory Note by and between the Company and Direct Capital Group, Inc. dated July 31, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.63	Promissory Note by and between the Company and Direct Capital Group, Inc. dated October 31, 2015.	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.
Dated: December 9, 2015	/s/ Edward Aruda
Edward Aruda
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer