Form 10-Q
period 2016-01-31
Source Gold Corp.
filed 2016-03-14
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

SOURCE GOLD CORP.
(Name of small business issuer in its charter)

Nevada	000-54840	46-1814729
(State of incorporation)	Commission File Number	(I.R.S. Employer Identification No.)
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

As of February 10, 2016, there were 192,156,400 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”SRGL” "our," "us," the "Company," refers to Source Gold Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOURCE GOLD CORP.
(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

January 31, 2016 (unaudited)

Financial Statement Index

Pages
Consolidated Balance Sheets (unaudited)	F-1
Consolidated Statements of Operations and Comprehensive Loss (unaudited)	F-2
Consolidated Statement of Cash Flows (unaudited)	F-3
Notes to the Consolidated Financial Statements (unaudited)	F-4 to F-30

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets

	As of	As of
	January 31, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loan receivable	49,539	63,115
Prepaid expenses	-	-
Total current assets	49,539	63,115
Non-current assets:
Computer equipment	-	-
Intangible assets	140,351	-
Mineral property	85,000	85,000
Total non-current assets	225,351	85,000
TOTAL ASSETS	$274,890	$148,115

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$35	$-
Accounts payable and accrued liabilities	13,305	35,441
Notes payable, net of discount	3,060,318	2,361,905
Notes payable interest	416,334	209,187
Notes payable, derivative liability	2,124,200	322,029
Loan payable	5,030	-
Due to related party	54,820	42,820
Total Current liabilities	5,674,042	2,971,382

Shareholder's equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 (July 31, 2015 - 0) issued and outstanding	0	-
Common stock: $0.00001 par value; 7,980,000,000 shares authorized; 131,556,400 (July 31, 2015 - 1,736,217) shares issued and outstanding (1)	1,316	17
Additional paid in capital	16,565,181	15,861,504
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(21,964,965)	(18,684,105)
Total shareholders' equity	(5,399,152)	(2,823,267)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$274,890	$148,115

(1) All common share amounts and per share amounts in these financial statements, reflect the two thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
October 15, 2015, respectively, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended		Six months ended
	January 31,		January 31,
	2016	2015	2016	2015

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

Operating expenses
Accounting and audit fees	1,836	13,369	5,428	19,143
Amortization expense	9,649	-	9,649	-
G&A expenses	565,714	755,652	781,714	774,330
Management fees	60,000	60,000	90,000	90,000
Professional fees	5,518	(462)	7,164	8,463
Loss from operations	(642,717)	(828,559)	(893,954)	(891,935)

Other income (expense)
Other income	21,151	-	21,151	-
Fair value change of derivative liability	(19,523)	(9,444)	175,399	177,456
Interest on convertible notes	(1,017,539)	(212,701)	(2,593,106)	(351,381)
Total other income (expense)	(1,015,910)	(222,145)	(2,396,555)	(173,925)

Net Loss	$(1,658,627)	$(1,050,703)	$(3,290,509)	$(1,065,860)

Per share information
Basic, weighted number of common
shares outstanding (1)	92,293,279	1,587,727	47,014,776	1,492,329
Net profit/(loss) per common share	(0.0180)	(0.66)	(0.0700)	(0.71)

(1) All common share amounts and per share amounts in these financial statements, reflect the two thousand-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
October 15, 2015, respectively, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

SOURCE GOLD CORP.
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows

	Six months ended
	January 31,
	2016	2015
Operating activities:
Net loss	(3,290,509)	(1,065,860)
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	9,649	-
Convertible debt interest expense	2,385,050	324,407
Loss from change in fair value of derivative liability	(175,399)	(177,456)
Changes in assets and liabilities:
(Increase) decrease in loans receivable	13,576	9,843
(Increase) decrease in prepaid expenses	-	-
(Decrease) increase in accounts payable and accrued liabilities	(22,136)	38,457
(Decrease) increase in notes payable, interest	208,056	26,974
Net cash used in operating activities	(871,714)	(843,636)

Investing activities:
Purchase of computer equipment	-	-
Purchase of intangible assets	(140,351)	-
Net cash flows used in investing activities	(140,351)	-

Financing activities:
Bank overdraft	35	-
Proceeds from notes payable	845,000	843,000
Due to related party	12,000	-
Proceeds from loan payable	5,030	-
Common stock issued for asset purchase	150,000	-
Net cash provided by financing activities	1,012,065	843,000

Change in cash and cash equivalents	-	(636)
Cash and cash equivalents at the beginning of the period	-	636
Cash and cash equivalents at the end of the period	$-	$-

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$-	$-

The accompanying notes are an integral part of these financial statements

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

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

The Company has yet to achieve profitable operations, has accumulated losses of $21,964,965 since inception, has working capital deficiency of $5,624,503, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
January 31, 2016
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
January 31, 2016
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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2016 and July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Note 4 Computer equipment

	January 31,	July 31,
	2016	2015
Cost
Computer equipment	$1,973	$1,973
Accumulated depreciation	(1,973)	(1,973)
Net book value	$-	$-

Note 5 Intangible Asset

On November 6, 2015 and December 7, 2015, the Company purchased 100% interest in the intellectual property “We Buy Gold.”  The Company expects the intellectual property to bring value to the Company for the first three years of its service and as such the property is classified as a definitive asset and is amortized over a 3-year period.  As of January 31, 2016, the accumulated amortization is $9,649 and the carrying value is $140,351.

Note 6 Financial Instruments

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

The carrying value of the Company’s financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, in management’s opinion approximate their fair value due to the short maturity of such instruments.  These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Note 7 Related Party Transactions

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

During the six months ended January 31, 2016, the Company recorded consulting fees of $12,000 (six months ended January 31, 2015 - $20,000) owed to Edward Aruda.

As of January 31, 2016, due to related party includes $10,820 (January 31, 2015 - $10,820), owing to Grid Petroleum Corp.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)
Note 8 Convertible Notes Payable
	January 31, 2016	July 31, 2015
Promissory Note #2	30,000	30,000
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #11	-	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	11,000
Promissory Note #15	7,500	7,500
Promissory Note #16	11,000	11,000
Promissory Note #17	7,500	7,500
Promissory Note #18	11,000	11,000
Promissory Note #19	7,500	7,500
Promissory Note #20	1,000	1,000
Promissory Note #21	11,000	11,000
Promissory Note #22	7,500	7,500
Promissory Note #23	16,000	16,000
Promissory Note #25	7,500	7,500
Promissory Note #26	7,000	7,000
Promissory Note #27	7,500	7,500
Promissory Note #28	16,000	16,000
Promissory Note #29	7,500	7,500
Promissory Note #30	16,000	16,000
Promissory Note #31	26,500	26,500
Promissory Note #34	7,500	7,500
Promissory Note #35	16,000	16,000
Promissory Note #36	7,500	7,500
Promissory Note #37	11,500	11,500
Promissory Note #39	22,969	23,995
Promissory Note #42	23,000	24,000
Promissory Note #44	25,000	25,000
Promissory Note #45	32,000	40,000
Promissory Note #46	33,000	33,000
Promissory Note #49	360,000	360,000
Promissory Note #50	360,000	360,000
Promissory Note #51	160,505	174,510
Promissory Note #52	236,000	240,000
Promissory Note #53	150,000	150,000
Promissory Note #54	75,000	75,000
Promissory Note #55	75,000	75,000
Promissory Note #56	75,000	75,000
Promissory Note #57	140,000	140,000
Promissory Note #58	140,000	140,000
Promissory Note #59	240,000	240,000
Promissory Note #60	57,500	-
Promissory Note #61	240,000	-
Promissory Note #62	150,000	-
Promissory Note #63	140,000	-
Promissory Note #64	80,000	-
Promissory Note #65	80,000	-
Promissory Note #66	80,000	-
Promissory Note #67	75,000	-
Notes payable, principal	$3,340,248	$2,523,279
Debt discount	(279,930)	(161,374)
Notes payable, net of discount	3,060,318	2,361,905
Accrued interest	416,334	209,187
Total notes payable	$3,476,652	$2,571,092

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
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

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on October 30, 2012.  Any principal amount not paid by the maturity date bears interest at 22% per annum. During the six months ended January 31, 2016, the Company accrued $1,331 (January 31, 2015 - $1,331) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a loss of $19,968 (January 31, 2015 – gain of $16,238) due to the change in value of the derivative liability during the period.

As of January 31, 2016, principal balance of $12,000 (January 31, 2015 - $12,000) accrued interest of $8,593 (January 31, 2015 - $5,953) and a derivative liability of $20,660 (January 31, 2015 - $23,474) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum.  During the six months ended January 31, 2016, the Company accrued $1,306 (January 31, 2015 - $1,306) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a loss of $19,592 (January 31, 2015 – gain of $15,933) due to the change in value of the derivative liability during the period.

As of January 31, 2016, principal balance of $11,774 (January 31, 2015 - $11,774) accrued interest of $7,067 (January 31, 2015 - $4,477) and a derivative liability of $20,271 (January 31, 2015 - $23,031) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $57,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 10, 2015, the Company reassigned the principal amount of the note of $57,500 to Santa Rosa Resources.

During the six months ended January 31, 2016, the Company accrued $347 (January 31, 2015 - $6,377) in interest expense.

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

As of January 31, 2016, principal balance of $0 (January 31, 2015 - $57,500) and accrued interest of $23,725 (January 31, 2015 - $17,105) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $3,743 (January 31, 2015 - $2,093) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $3,603 (January 31, 2015 - $1,953) was recorded.

Promissory Note #14

On August 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on February 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,220 (January 31, 2015 - $1,220) in interest expense.

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

As of January 31, 2016, principal balance of $11,000 (January 31, 2015 - $11,000) and accrued interest of $5,277 (January 31, 2015 - $2,857) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $3,463 (January 31, 2015 - $1,813) was recorded.

Promissory Note #16

On September 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,220 (January 31, 2015 - $1,220) in interest expense.

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

As of January 31, 2016, principal balance of $11,000 (January 31, 2015 - $11,000) and accrued interest of $5,084 (January 31, 2015 - $2,664) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On September 30, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $3,000 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $3,333 (January 31, 2015 - $1,683) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #18

On October 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,220 (January 31, 2015 - $1,220) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 1, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $5,500 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of January 31, 2016, principal balance of $11,000 (January 31, 2015 - $11,000) and accrued interest of $4,881 (January 31, 2015 - $2,461) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2013, interest expense relating to the beneficial conversion feature of this convertible note of $750 was recorded in the financial statements with a corresponding increase to additional paid in capital.  During the life of the promissory note, the debt discount was accreted to the statement of operations.

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $3,195 (January 31, 2015 - $1,545) was recorded.

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $176,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $111 (January 31, 2015 - $111) in interest expense.

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

As of January 31, 2016, principal balance of $1,000 (January 31, 2015 - $176,000) and accrued interest of $11,624 (January 31, 2015 - $11,404) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #21

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $11,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,220 (January 31, 2015 - $1,220) in interest expense.

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

As of January 31, 2016, principal balance of $11,000 (January 31, 2015 - $11,000) and accrued interest of $4,677 (January 31, 2015 - $2,257) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $3,059 (January 31, 2015 - $1,409) was recorded.

Promissory Note #23

On December 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,774 (January 31, 2015 - $1,774) in interest expense.

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

As of January 31, 2016, principal balance of $16,000 (January 31, 2015 - $16,000) and accrued interest of $6,511 (January 31, 2015 - $2,991) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $2,919 (January 31, 2015 - $1,269) was recorded.

Promissory Note #26

On January 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $7,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $776 (January 31, 2015 - $776) in interest expense.

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

As of January 31, 2016, principal balance of $7,000 (January 31, 2015 - $7,000) and accrued interest of $2,721 (January 31, 2015 - $1,181) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $832) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $2,779 (January 31, 2015 - $1,129) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #28

On February 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,774 (January 31, 2015 - $1,774) in interest expense.

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

As of January 31, 2016, principal balance of $16,000 (January 31, 2015 - $16,000) and accrued interest of $5,916 (January 31, 2015 - $2,396) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $751) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $2,653 (January 31, 2015 - $1,003) was recorded.

Promissory Note #30

On March 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,774 (January 31, 2015 - $1,578) in interest expense.

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

As of January 31, 2016, principal balance of $16,000 (January 31, 2015 - $16,000) and accrued interest of $5,631 (January 31, 2015 - $2,111) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015.  Any principal amount not paid by the maturity date bears interest at 24% per annum. During the six months ended January 31, 2016, the Company accrued $3,206 (January 31, 2015 - $1,069) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded no change in fair value (six months ended January 31, 2015 – loss of $10,547) due to the change in value of the derivative liability during the period, and debt discount of $0 (six months ended January 31, 2015 – $24,459) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $26,500 (January 31, 2015 - $26,500), accrued interest of $7,696 (January 31, 2015 - $1,859), debt discount of $0 (January 31, 2015 - $2,041) and derivative liability of $53,000 (January 31, 2015 - $52,876) was recorded.

Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $656) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $2,507 (January 31, 2015 - $857) was recorded.

Promissory Note #35

On April 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $16,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,774 (January 31, 2015 - $1,394) in interest expense.

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

As of January 31, 2016, principal balance of $16,000 (January 31, 2015 - $16,000) and accrued interest of $5,338 (January 31, 2015 - $1,818) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $832 (January 31, 2015 - $567) in interest expense.

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

As of January 31, 2016, principal balance of $7,500 (January 31, 2015 - $7,500) and accrued interest of $2,368 (January 31, 2015 - $718) was recorded.

Promissory Note #37

On May 1, 2014 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC, in the sum of $16,500.  The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2014.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the six months ended January 31, 2016, the Company accrued $1,275 (January 31, 2015 - $1,238) in interest expense.

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

As of January 31, 2016, principal balance of $11,500 (January 31, 2015 - $16,500), and accrued interest of $4,254 (January 31, 2015 - $1,567) was recorded.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2016, the Company accrued $1,905 (January 31, 2015 - $995) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a loss of $6,672 (six months ended January 31, 2015 - $9,231) due to the change in value of the derivative liability during the period.   During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the six months ended January 31, 2016, the Company issued 2,850,000 common shares upon the conversion of $1,026 in principal, and $8,382 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2016, principal balance of $22,969 (January 31, 2015 - $23,995), accrued interest of $4,636 (January 31, 2015 - $1,395), and derivative liability of $38,282 (January 31, 2015 - $39,889) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2016, the Company accrued $1,926 (January 31, 2015 - $1,003) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a loss of $580 (six months ended January 31, 2015 - $22,988) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the six months ended January 31, 2016, the Company issued 11,500,000 common shares upon the conversion of $1,000 in principal, and $2,247 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2016, principal balance of $23,000 (January 31, 2015 - $24,000), accrued interest of $4,472 (January 31, 2015 - $1,305), and derivative liability of $38,333 (January 31, 2015 - $39,897) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2016, the Company accrued $2,016 (January 31, 2015 - $1,008) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $1 (six months ended January 31, 2015 – loss of $84) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of January 31, 2016, principal balance of $25,000 (January 31, 2015 - $25,000), accrued interest of $4,334 (January 31, 2015 - $1,167), and derivative liability of $41,666 (January 31, 2015 - $41,559) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC.  The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default.  During the six months ended January 31, 2016, the Company accrued $3,045 (six months ended January 31, 2015 - $1,658) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a loss of $11,407 (six months ended January 31, 2015 – gain of $55,898) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $75,000 was accreted to the statement of operations.

During the six months ended January 31, 2016, the Company issued 2,069,140 common shares upon the conversion of $8,000 in principal and $909 in interest, and $27,407 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2016, principal balance of $32,000 (January 31, 2015 - $40,000) accrued interest of $5,725 (January 31, 2015 - $1,809), and a derivative liability of $64,000 (January 31, 2015 - $79,812) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015.  Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2016, the Company accrued $2,662 (January 31, 2015 - $1,331) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded $0 (six months ended January 31, 2015 – gain of $64,711) due to the change in value of the derivative liability during the period.  During the life of the promissory note, the debt discount of $33,000 was accreted to the statement of operations.

As of January 31, 2016, principal balance of $33,000 (January 31, 2015 - $33,000), accrued interest of $5,620 (January 31, 2015 - $1,490), and derivative liability of $66,000 (January 31, 2015 - $65,845) was recorded.

Promissory Note #49

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $39,925 (January 31, 2015 - $2,446) in interest expense.

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

As of January 31, 2016, principal balance of $360,000 (January 31, 2015 - $360,000) and accrued interest of $60,796 (January 31, 2015 - $2,446) was recorded.

Promissory Note #50

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $39,925 (January 31, 2015 - $2,446) in interest expense.

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

As of January 31, 2016, principal balance of $360,000 (January 31, 2015 - $360,000) and accrued interest of $60,796 (January 31, 2015 - $2,446) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #51

On March 24, 2015, the Company arranged a debt swap under which four Syndication Capital notes totaling $176,000 were transferred to Direct Capital Group, Inc.  The promissory note is unsecured, bears interest at 8% per annum, and matures on September 24, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $14,479 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 24, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $176,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the six months ended January 31, 2016, debt discount of $42,030 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

During the six months ended January 31, 2016, the Company issued 10,900,000 common shares upon the conversion of $14,005 in principal.

As of January 31, 2016, principal balance of $160,505 (January 31, 2015 - $0), accrued interest of $19,426 (January 31, 2015 - $0), and debt discount of $0 (January 31, 2015 - $0) was recorded.

Promissory Note #52

On April 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $16,412 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the six months ended January 31, 2016, debt discount of $119,344 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

On January 19, 2016, the note was reassigned to Rockwell Capital Partners.  At any time the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $479,999 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended January 31, 2016, the Company recorded a gain of $1 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $240,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

During the six months ended January 31, 2016, the Company issued 2,500,000 common shares upon the conversion of $4,000 in principal, and $8,000 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2016, principal balance of $236,000 (January 31, 2015 - $0), accrued interest of $21,252 (January 31, 2015 - $0), and derivative liability of $471,998 (January 31, 2015 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #53

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the six months ended January 31, 2016, the Company accrued $7,512 (January 31, 2015 - $0) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $53,500 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $150,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $150,000 (January 31, 2015 - $0), accrued interest of $10,504 (January 31, 2015 - $0), and derivative liability of $299,998 (January 31, 2015 - $0) was recorded.

Promissory Note #54

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the six months ended January 31, 2016, the Company accrued $3,756 (January 31, 2015 - $0) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $26,750 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $75,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $75,000 (January 31, 2015 - $0), accrued interest of $5,252 (January 31, 2015 - $0) and derivative liability of $149,999 (January 31, 2015 - $0) was recorded.

Promissory Note #55

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the six months ended January 31, 2016, the Company accrued $3,756 (January 31, 2015 - $0) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $26,750 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $75,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $75,000 (January 31, 2015 - $0), accrued interest of $5,252 (January 31, 2015 - $0) and derivative liability of $149,999 (January 31, 2015 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #56

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the six months ended January 31, 2016, the Company accrued $3,756 (January 31, 2015 - $0) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $26,750 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $75,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $75,000 (January 31, 2015 - $0), accrued interest of $5,252 (January 31, 2015 - $0) and derivative liability of $149,999 (January 31, 2015 - $0) was recorded.

Promissory Note #57

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the six months ended January 31, 2016, the Company accrued $7,012 (January 31, 2015 - $0) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $49,933 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $140,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $140,000 (January 31, 2015 - $0), accrued interest of $9,804 (January 31, 2015 - $0), and derivative liability of $279,998 (January 31, 2015 - $0) was recorded.

Promissory Note #58

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the six months ended January 31, 2016, the Company accrued $7,012 (January 31, 2015 - $0) in interest expense.

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

During the six months ended January 31, 2016, the Company recorded a gain of $49,933 (January 31, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $140,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $140,000 (January 31, 2015 - $0), accrued interest of $9,804 (January 31, 2015 - $0), and derivative liability of $279,998 (January 31, 2015 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $9,679 (January 31, 2015 - $0) in interest expense.

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

As of January 31, 2016, principal balance of $240,000 (January 31, 2015 - $0) and accrued interest of $9,679 (January 31, 2015 - $0) was recorded.

Promissory Note #60

On August 10, 2015, the Company reassigned the principal amount of a Dhugald Pinchin note to Santa Rosa Resources.  The original note was issued on May 31, 2013 in the sum of $57,500 and matured on November 30, 2013.   The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

As of January 31, 2016, principal balance of $57,500 (January 31, 2015 - $0) respectively was recorded.

Promissory Note #61

On October 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $4,839 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the six months ended January 31, 2016, debt discount of $120,656 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $240,000 (January 31, 2015 - $0) debt discount of $119,344 (January 31, 2016 - $0), and accrued interest of $4,839 (January 31, 2015 - $0) was recorded.

Promissory Note #62

On November 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended January 31, 2016, the Company accrued $2,992 (January 31, 2015 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of January 31, 2016, principal balance of $150,000 (January 31, 2015 - $0) and accrued interest of $2,992 (January 31, 2015 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #63

On November 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended January 31, 2016, the Company accrued $2,792 (January 31, 2015 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of January 31, 2016, principal balance of $140,000 (January 31, 2015 - $0) and accrued interest of $2,792 (January 31, 2015 - $0) was recorded.

Promissory Note #64

On November 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $1,596 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the six months ended January 31, 2016, debt discount of $40,000 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $80,000 (January 31, 2015 - $0), debt discount of $40,000 (January 31, 2015 - $0), and accrued interest of $1,596 (January 31, 2015 - $0) was recorded.

Promissory Note #65

On December 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $1,070 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the six months ended January 31, 2016, debt discount of $26,667 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $80,000 (January 31, 2015 - $0), debt discount of $53,333 (January 31, 2015 - $0), and accrued interest of $1,070 (January 31, 2015 - $0) was recorded.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Promissory Note #66

On January 2, 2016 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.  During the six months ended January 31, 2016, the Company accrued $508 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital.  Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 2, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital.  During the six months ended January 31, 2016, debt discount of $12,747 (six months ended January 31, 2015 - $0) was accreted to the statement of operations.

As of January 31, 2016, principal balance of $80,000 (January 31, 2015 - $0), debt discount of $67,253 (January 31, 2015 - $0), and accrued interest of $508 (January 31, 2015 - $0) was recorded.

Promissory Note #67

On January 31, 2016 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2016.  Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended January 31, 2016, the Company accrued $0 (January 31, 2015 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company.  The conversion price is 50% of the market price, where market price is defined as “the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date”.

As of January 31, 2016, principal balance of $75,000 (January 31, 2015 - $0) and accrued interest of $0 (January 31, 2015 - $0) was recorded.

Note 9 Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six months ended January 31, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $2,023,606 and $279,167 respectively.  During the six months ended January 31, 2016 and 2015, $28,940 and $95,500 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the six months ended January 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $46,036 and $214,648 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six months ended January 31, 2016 and 2015, the Company recognized a gain of $175,399 and $177,456 respectively, based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	January 31,	January 31,
	2016	2015
Balance, beginning of period	$322,029	$479,320
Initial recognition of derivative liability	2,023,606	279,167
Conversion of derivative instruments to Common Stock	(46,036)	(214,648)
Mark-to-Market adjustment to fair value	(175,399)	(177,456)
Balance, end of period	$2,124,200	$366,382

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Note 10 Preferred Stock

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

As of January 31, 2016, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of January 31, 2015) and 1,000 Series B shares were issued and outstanding (0 shares as of January 31, 2015)

Note 11 Common Stock

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

On November 6, 2015, the Company purchased all data and rights to the “We Buy Gold” website from Santa Rosa Resources.  The Company issued 50,000,000 shares of common stock on November 6, 2015 and 50,000,000 shares of common stock on December 7, 2015, with a total value equal to $150,000.

During the six months ended January 31, 2016, the Company issued 29,819,140 common shares upon the conversion of $28,940 in principal and interest of promissory notes into common stock.

As of January 31, 2016, 7,980,000,000 common shares of par value $0.00001 were authorized, of which 131,556,400 shares were issued and outstanding, (1,661,717 shares as of January 31, 2015).

Warrants and Options

As of January 31, 2016 and July 31, 2015, there were no warrants or options outstanding to acquire any additional shares of the Company’s common stock.

Note 12 Mineral Properties

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
January 31, 2016
(Unaudited)

Note 12 Mineral Properties - cont'd

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
This dispute was closed and no damages were awarded to the Company.

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

As of January 31, 2016, the operator held exploration advances amounting to $0 (2014 - $0). Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs incurred of $68,599 for these mineral properties was deemed to be fully impaired as of July 31, 2011.

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

During the six months January 31, 2016, the Company incurred exploration expenditures of $0 (January 31, 2015 - $0) on the property.

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

As of January 31, 2016, no exploration expenditures have been incurred on the property.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Note 13 Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.
A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2016	2015
Operating loss for the six months ended January 31	$(3,290,509)	$(1,065,860)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(1,118,773)	$(362,392)
Unrecognized tax loses	(1,118,773)	(362,392)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $21,964,965 for tax purposes which may be recognized in future periods, not to exceed 20 years.

Note 14 Commitments

None.

Note 15 Subsequent events

On February 22, 2016, we entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation.  The Company purchased a certain Gaming IP, along with the “know how” of that Gaming IP from Luxor.  In consideration for the purchase, we have agreed to issue, or cause to be issued, 2,500,000,000 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712.

Additionally, the Company is buying back certain debt, in the form of Convertible Promissory Notes, in the amount of $2,141,897.00, from Note Holders and in exchange for the mining claims held by the Company.

Pursuant to the Asset Purchase Agreement set forth in Item 1.01 above, 2,500,000,000 Shares of Common Stock have been issued to Luxor Capital, LLC.

On February 18, 2016, Edward Aruda, our Chief Executive Officer, Secretary, Treasurer and Director tendered his resignation as CEO, Secretary and Treasurer.  Mr. Aruda will remain a Director of the Company.  Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On February 18, 2016, the Board of Directors appointed Mr. Anthony Brian Goodman Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors.

Source Gold Corp.
(An Exploration Stage Company)
Notes to the Condensed Consolidated Financial Statements
January 31, 2016
(Unaudited)

Note 15 Subsequent events - cont'd

Mr. Anthony Brian Goodman (Brian)

Mr. Goodman has more than 20 years of diverse senior management experience and business development roles within the technology and Internet gaming industries. He has across- the-board extensive online gaming experience, having worked with leading gaming content providers, specializing in start-up operations.

Mr. Goodman’s knowledge stretches across all avenues of online gaming operations with expertise in software development, brand management, online and offline marketing, customer acquisition and retention, comprehensive reporting procedures as well as the operation and configuration of the online gaming systems.

Mr. Goodman has an excellent ability to understand customer drivers and segments, and to translate these into commercial outcomes; he not only has marketing vision but also commercial and general management expertise.

Mr. Goodman’s skills are comprehensive, having a tertiary science qualification as well as a marketing and sales background. He has an in depth knowledge and understanding of the statistical workings and configurations of the online games and loyalty systems to ensure positive returns.

Further, Mr. Goodman has extensive experience in acting as CEO and building and running publicly listed OTC companies. His roles have been both in companies which he founded, as well as multinational organizations.

Additionally, on February 18, 2016, the Board of Directors appointed Ms. Weiting Feng as Chief Financial Officer and Director of the Company. Ms. Weiting (Cathy) Feng

Ms. Feng holds a Masters of Commerce Degree; she has worked in the financial arena for more than 10 years. Ms. Feng has the ability to maintain accurate financial management systems and processes, interpret, analyze and present financial and related information to facilitate the business decisions to grow businesses and resolve complex problems.

Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as preparing the Notes and the MD&A in conjunction with vast experience in dealing with compliance and regulations with particular respect to the SEC and FINRA.

Further, Ms. Feng liaisons easily with senior management to provide financial insight to help support business growth, strategy and operational effectiveness. Her strong financial background, professional qualifications and extensive experience in working with US Public OTC companies, enables her to play an important role in the financial management and success of the company.

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

RESULTS OF OPERATIONS

Working Capital

	January 31, 2016 $	July 31, 2015 $
Current Assets	49,539	63,115
Current Liabilities	5,674,042	2,971,382
Working Capital (Deficit)	(5,624,503)	(2,908,267)

Cash Flows

	Six months Ended
	January 31, 2016 $	January 31, 2015 $
Cash Flows from (used in) Operating Activities	(871,714)	(843,636)
Cash Flows from (used in) Investing Activities	(140,351)	-
Cash Flows from (provided by) Financing Activities	1,012,065	843,000
Net Increase (decrease) in Cash During Period	-	(636)

Results for the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Operating Revenues

The Company’s revenues for the three months ended January 31, 2016 and January 31, 2015 were $0 and $0, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the three months ended January 31, 2016 and January 31, 2015 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended January 31, 2016 and January 31, 2015 were $642,717 and $828,559, respectively.  Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The decrease was primarily attributable to a decrease in general and administrative expenses for normal operations.

Other Income (Expense):

Other income (expense) primarily consisted of gain on derivative valuation and interest expense.  The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2015 through January 31, 2016.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to $(1,017,539) for the three months ended January 31, 2016 and $(212,701) for the three months ended January 31, 2015.  There was a loss of $19,523 on derivative valuation for the three months ended January 31, 2016 and $9,444 for the three months ended January 31, 2015.

Net Loss

Net loss for the three months ended January 31, 2016 was $(1,658,627) compared with a net loss of $(1,050,703) for the three months ended January 31, 2015.  The increased net loss is due to an increase in interest expenses associated with convertible debentures.

Results for the Six Months Ended January 31, 2016 Compared to the Six Months Ended January 31, 2015

Operating Revenues

The Company’s revenues for the six months ended January 31, 2016 and January 31, 2015 were $0 and $0, respectively.  We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company’s cost of revenues for the six months ended January 31, 2016 and January 31, 2015 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the six months ended January 31, 2016 and January 31, 2015 were $893,954 and $891,935, respectively.  Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees.  The increase was primarily attributable to an increase in general and administrative expenses for normal operations.

Other Income (Expense):

Other income (expense) primarily consisted of gain on derivative valuation and interest expense.  The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2015 through January 31, 2016.  Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to $(2,593,106) for the six months ended January 31, 2016 and $(351,381) for the six months ended January 31, 2015.  There was a gain of $175,399 on derivative valuation for the six months ended January 31, 2016 and $177,456 for the three months ended January 31, 2015.

Net Loss

Net loss for the six months ended January 31, 2016 was $(3,290,509) compared with a net loss of $(1,065,860) for the six months ended January 31, 2015.  The increased net loss is due to an increase in interest expenses associated with convertible debentures.

Liquidity and Capital Resources

As at January 31, 2016, the Company had a cash balance and total assets of $0 and $274,890, respectively, compared with $0 and $148,115 of cash and total assets, respectively, as of July 31, 2015. The decrease in assets was due to the purchase of intellectual property.

As at January 31, 2016, the Company had total liabilities of $5,674,042 compared with $2,971,382 as of July 31, 2015. The increase in total liabilities was attributed to an increase in related party loans and new promissory notes issued.

The overall working capital deficit increased from $2,908,267 at July 31, 2015 to $5,624,503 at January 31, 2016.

Cash flows from Operating Activities

During the six months ended January 31, 2016, cash used in operating activities was $(871,714) compared to $(843,636) for the six months ended January 31, 2015.  The decrease in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the increase in interest on convertible notes.

Cash flows from Investing Activities

During the six months ended January 31, 2016 cash used in investing activities was $140,351 compared to $0 for the six months ended January 31, 2015.

Cash flows from Financing Activities

During the six months ended January 31, 2016, cash provided by financing activities was $1,012,065 compared to $843,000 for the six months ended January 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has no known legal disputes at this time.

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

On November 25, 2015, the holder of a convertible note converted $1,026 of principal into 2,850,000 shares of common stock.

On December 7, 2015, pursuant to an agreement, the Company issued 50,000,000 shares of common stock to Santa Rosa Resources.

On December 7, 2015, the holder of a convertible note converted $11,505 of principal into 5,900,000 shares of common stock.

On December 9, 2015, the holder of a convertible note converted $3,000 of principal and $340 of interest into 667,990 shares of common stock.

On December 29, 2015, the holder of a convertible note converted $3,000 of principal and $352 of interest into 957,840 shares of common stock.

On January 11, 2016, the holder of a convertible note converted $1,000 of principal into 11,500,000 shares of common stock.

On January 21, 2016, the holder of a convertible note converted $4,000 of principal into 2,500,000 shares of common stock.

2. Subsequent Issuances:

On February 1, 2016 the holder of a convertible note converted $2,600 of principal into 6,500,000 shares of common stock.

On February 3, 2016 the holder of a convertible note converted $1,950 of principal into 6,500,000 shares of common stock.

On February 5, 2016 the holder of a convertible note converted $232 of principal into 9,300,000 shares of common stock.

On February 5, 2016 the holder of a convertible note converted $1,000 of principal into 13,500,000 shares of common stock.

On February 9, 2016 the holder of a convertible note converted $1,660 of principal into 8,300,000 shares of common stock.

On February 9, 2016 the holder of a convertible note converted $1,000 of principal into 16,500,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 10, 2015, the Company reassigned the principal amount of a note with Dhugald Pinchin to Santa Rosa Resources.  The note amount is in the sum of $57,500 and matured on November 30, 2013.

On October 31, 2015, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note, the Company pays the holder a total of $240,000, which accrues interest at an annual rate of 8% and has a maturity date of May 1, 2016. This note also contains customary events of default.

On November 1, 2015, the Company executed a Convertible Promissory Note with Rider Capital Corp.  Under the terms of the note, the Company pays the holder a total of $150,000, which accrues interest at an annual rate of 8% and has a maturity date of May 1, 2016. This note also contains customary events of default.

On November 1, 2015, the Company executed a Convertible Promissory Note with Xploration, Inc.  Under the terms of the note, the Company pays the holder a total of $140,000, which accrues interest at an annual rate of 8% and has a maturity date of May 1, 2016. This note also contains customary events of default.

On November 1, 2015, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note, the Company pays the holder a total of $80,000, which accrues interest at an annual rate of 8% and has a maturity date of May 1, 2016. This note also contains customary events of default.

On December 1, 2015, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note, the Company pays the holder a total of $80,000, which accrues interest at an annual rate of 8% and has a maturity date of June 1, 2016. This note also contains customary events of default.

On January 2, 2016, the Company executed a Convertible Promissory Note with Direct Capital Group, Inc.  Under the terms of the note, the Company pays the holder a total of $80,000, which accrues interest at an annual rate of 8% and has a maturity date of July 2, 2016. This note also contains customary events of default.

On January 31, 2016, the Company executed a Convertible Promissory Note with Rider Capital Corp.  Under the terms of the note, the Company pays the holder a total of $75,000, which accrues interest at an annual rate of 8% and has a maturity date of July 31, 2016. This note also contains customary events of default.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC, dated August 7, 2010.	Filed with the SEC on August 12, 2010, as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and Dhugald Pinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and Dhugald Pinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and Dhugald Pinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC, dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.16	Promissory Note by and between the Company and Dhugald Pinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC, dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and Dhugald Pinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and Dhugald Pinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC, dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and Dhugald Pinchin, dated October 31, 2013.	Filed with the SEC on December 18, 2013 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Promissory Note by and between the Company and Dhugald Pinchin, dated November 30, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.

10.27	Promissory Note by and between the Company and Asher Enterprises Inc, dated December 13, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and Dhugald Pinchin, dated December 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC, dated January 1, 2014	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and Dhugald Pinchin, dated January 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.32	Promissory Note by and between the Company and Dhugald Pinchin, dated February, 28, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.33	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.34	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.35	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.36	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.37	Promissory Note by and between the Company and Dhugald Pinchin, dated March 31, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.38	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.39	Promissory Note by and between the Company and Dhugald Pinchin, dated April 30, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10Q.
10.40	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.41	Promissory Note, by and between the Company and Gel Properties, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.42	Promissory Note by and between the Company and Adar Bays, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.43	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.44	Promissory Note, by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.45	Promissory Note by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.46	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.47	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.48	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.49	Promissory Note by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.50	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2014.	Filed with the SEC on December 15, 2014, as part of our Quarterly Report on Form 10Q.
10.51	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.52	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.
10.53	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10Q.

10.54	Promissory Note by and between the Company and Direct Capital Group, Inc. dated March 24, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10Q.
10.55	Promissory Note by and between the Company and Direct Capital Group, Inc. dated April 30, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10Q.
10.56	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.57	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.58	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.59	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.60	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.61	Promissory Note by and between the Company and Xploration, Inc. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.62	Promissory Note by and between the Company and Direct Capital Group, Inc. dated July 31, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.63	Promissory Note by and between the Company and Direct Capital Group, Inc. dated October 31, 2015.	Filed with the SEC on December 9, 2015, as part of our Quarterly Report on Form 10Q.
10.64	Promissory Note by and between the Company and Rider Capital Corp. dated November 1, 2015.	Filed herewith.
10.65	Promissory Note by and between the Company and Xploration Inc. dated November 1, 2015.	Filed herewith.
10.66	Promissory Note by and between the Company and Direct Capital Group, Inc. dated November 1, 2015.	Filed herewith.
10.67	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 1, 2015.	Filed herewith.
10.68	Promissory Note by and between the Company and Direct Capital Group, Inc. dated January 2, 2016.	Filed herewith.
10.69	Promissory Note by and between the Company and Rider Capital Corp. dated January 31, 2016.	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOURCE GOLD CORP.
Dated: March 14, 2016	/s/ Brian Goodman
Brian Goodman
Chairman, CEO, President