Form 10-Q
period 2016-04-30
Golden Matrix Group, Inc.
filed 2016-06-20
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54840

Golden Matrix Group, Inc.
(Name of small business issuer in its charter)

Nevada	46-1814729
(State of incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Ste D131

Las Vegas, NV, 89103

(Address of principal executive offices)

(917) 7759689

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 10, 2016, there were 13,925,616 shares of the registrant's $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,""GMGI" "our," "us," the "Company," refers to Golden Matrix Group, Inc.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

April 30, 2016 (unaudited)

Financial Statement Index

GOLDEN MATRIX GROUP.

Condensed Consolidated Balance Sheets

	As of	As of
	April 30, 2016	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
Loan receivable	49,539	63,115
Prepaid expenses	-	-
Total current assets	49,539	63,115

Non-current assets:
Computer equipment	-	-
Intangible assets	2,766,468	-
Mineral property	85,000	85,000
Total non-current assets	2,851,468	85,000
TOTAL ASSETS	$2,901,007	$148,115

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$-	$-
Accounts payable and accrued liabilities	37,994	35,441
Notes payable, net of discount	3,844,111	2,361,905
Notes payable interest	558,956	209,187
Notes payable, derivative liability	25,296,862	322,029
Loan payable	5,065	-
Due to related party	54,820	42,820
Total Current liabilities	29,797,809	2,971,382

Shareholder's equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 (July 31, 2015 - 0) issued and outstanding	-	-
Common stock: $0.00001 par value; 7,980,000,000 shares authorized; 2,405,512 (July 31, 2015 - 1,736,217) shares issued and outstanding (1)	24	17
Additional paid in capital	17,544,067	15,861,504
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(44,440,209)	(18,684,105)
Total shareholders' equity	(26,896,801)	(2,823,267)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,901,007	$148,115

All common share amounts and per share amounts in these financial statements, reflect the one thousand five hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
April 7, 2016, respectively, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended		Nine months ended
	April 30,		April 30,
	2016	2015	2016	2015

Sales	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit (loss)	-	-	-	-

Operating expenses
Accounting and audit fees	4,534	1,268	9,961	20,410
Amortization expense	248,595	-	258,244	-
G&A expenses	375,445	215,403	1,147,510	989,733
Management fees	20,000	30,000	110,000	120,000
Professional fees	9,710	300	16,874	8,763
Loss from operations	(658,284)	(246,971)	(1,542,589)	(1,138,906)

Other income (expense)
Other income	-	-	21,151	-
Fair value change of derivative liability	(20,900,753)	(891)	(20,725,354)	176,565
Interest on convertible notes	(916,207)	(141,666)	(3,509,312)	(493,046)
Total other income (expense)	(21,816,960)	(142,557)	(25,756,104)	(316,481)

Net Loss	$(22,475,244)	$(389,528)	$(25,756,104)	$(1,455,387)

Per share information
Basic, weighted number of common shares outstanding (1)	1,486,329	2,215,622	782,976	2,063,401
Net profit/(loss) per common share	(15.1213)	(0.176)	(32.8951)	(0.705)

All common share amounts and per share amounts in these financial statements, reflect the one thousand five hundred-for-one reverse stock splits of the issued and outstanding shares of the common stock of the Company, effective
April 7, 2016, respectively, including retroactive adjustment of common share amounts. See Note 11.

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP.

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	April 30,
	2016	2015
Operating activities:
Net loss	(25,756,104)	(1,455,387)
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	258,244	-
Convertible debt interest expense	3,509,312	407,996
Loss from change in fair value of derivative liability	20,725,354	(176,565)
Changes in assets and liabilities:
(Increase) decrease in loans receivable	13,576	12,945
(Increase) decrease in prepaid expenses	-	-
(Decrease) increase in accounts payable and accrued liabilities	36,542	16,325
(Decrease) increase in notes payable, interest	351,011	85,051
Net cash used in operating activities	(862,065)	(1,109,636)

Investing activities:
Purchase of computer equipment	-	-
Purchase of intangible assets	(650,000)	-
Net cash flows used in investing activities	(650,000)	-

Financing activities:
Bank overdraft	-	-
Proceeds from notes payable	845,000	1,083,000
Due to related party	12,000	26,000
Proceeds from loan payable	5,065	-
Common stock issued for asset purchase	650,000	-
Net cash provided by financing activities	1,512,065	1,109,000

Change in cash and cash equivalents	-	(636)
Cash and cash equivalents at the beginning of the period	-	636
Cash and cash equivalents at the end of the period	$-	$(0)

Supplementary disclosure for non-cash investing and financing activities
Note issued to acquire intangible assets	$2,374,412	$-

The accompanying notes are an integral part of these financial statements

Golden Matrix Group.

Notes to the Condensed Consolidated Financial Statements

April 30, 2016

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended July 31, 2015 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made. Operating results for the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

The condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are presented in United States dollars.

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., ('IRC") a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc, ('NBI") a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, ("SB") a Limited Liability Company incorporated in Nevada, USA on June 18, 2010; and Vulture Gold LLC ("Vulture"), a Nevada Limited Liability Company which was acquired on August 7, 2010.

All significant inter-company transactions and balances have been eliminated.

Note 2 - Nature of Operations and Going Concern

The Company was incorporated in the state of Nevada, United States of America on June 4, 2008. The Company is an exploration stage company and was formed for the purpose of acquiring exploration and development stage mineral properties. The Company's year-end is July 31. On August 31, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Corporation.

During the year ended July 31, 2009, the Company acquired via its subsidiary company IRC Exploration Ltd. ("IRC"), a mineral claim located in British Columbia, Canada. During the year ended July 31, 2010, the mineral property option agreement for the claim in British Columbia was abandoned.

During the year ended July 31, 2010, the Company acquired two additional mineral properties located in Ontario, Canada. The Company also incorporated two new subsidiary companies, Northern Bonanza Inc. ("NBI") to hold its mineral properties located in Ontario, Canada, and Source Bonanza LLC ("SB") to hold its mineral properties located in the USA. The Company also transferred its Ontario mineral properties to NBI during the year ended July 31, 2010.

On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, ("Vulture") a Nevada Limited Liability Company. (Note 8c)

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

On February 18, 2016, Edward Aruda, the Chief Executive Officer, Secretary, Treasurer and Director tendered his resignation as CEO, Secretary and Treasurer. Mr. Aruda will remain a Director of the Company. Mr. Aruda's resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On February 18, 2016, the Board of Directors appointed Mr. Anthony Brian Goodman Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors.

On February 18, 2016, the Board of Directors appointed Ms. Weiting Feng as Chief Financial Officer and Director of the Company.

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation. The Company purchased a certain Gaming IP, along with the "know how" of that Gaming IP from Luxor. In consideration for the purchase, the Company has agreed to issue 1,666,667 shares of the Company's Common Stock and a Convertible Promissory Note in the amount of $2,374,712. Additionally, the Company is buying back certain debt, in the form of Convertible Promissory Notes, in the amount of $2,141,897.00, from Note Holders and in exchange for the mining claims held by the Company. Pursuant to the Asset Purchase Agreement, 1,666,667 Shares of Common Stock have been issued to Luxor Capital, LLC and its designated party.

On March 9, 2016, the Company's Board of Directors approved 1 for 1,500 reverse split for the Company's issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

On March 9, 2016, the Company's Board of Directors approved to change for the name of the Company to Golden Matrix Group, Inc, and effected on April 7, 2016.

On April 8, 2016 Edward Aruda announced his resignation as a Director of the Company. There are no known disagreements with Mr. Aruda regarding such resignation or any claims the Company may have against him.

The Company intends on exploring its mineral properties and has not yet determined the existence of economically recoverable reserves. The recoverability of amounts incurred on its mineral properties is dependent upon the existence of economically recoverable reserves in the property, confirmation of the Company's interest in the underlying mineral claims, the ability of the Company to obtain the necessary financing to complete their development, and the attainment and maintenance of future profitable production or disposition thereof.

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

The Company has yet to achieve profitable operations, has accumulated losses of $44,440,209 since inception, has a working capital deficiency of $29,748,270 and stockholders' deficit of 26,896,801, has no source of recurring revenues, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Note 3 - Summary of Significant Accounting Policies

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary companies IRC Exploration Ltd., ('IRC") a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc., ('NBI") a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, ("SB") a Limited Liability Company incorporated in Nevada, USA on June 18, 2010 and Vulture Gold LLC, ("Vulture") a Nevada Limited Liability Company which was acquired on August 7, 2010.

All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of six months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Exploration Stage Company

The Company has not commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered an exploration stage company. All losses accumulated since inception have been considered as part of the Company's exploration stage activities.

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for a social online gaming product the Company is developing. The intangible assets are recorded cost and amortized over estimated useful life of 3 years.

Mineral Properties

The Company is primarily engaged in the acquisition, exploration, and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, "Extractive Activities-Mining," when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

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

Foreign Currency Translation

The Company's functional currency is the US dollar as a substantial part of the Company's operations is based in Arizona. IRC's and NBI's functional currency is the Canadian dollar. The functional currency of SB and Vulture is the US dollar as its activities are in the USA. The Company uses the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC").

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

Diluted and Basic Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed similar to basic income per share except that the denominator is increased to include the number of common stock equivalents. Common stock equivalents represent the dilutive effect of the assumed exercise of any outstanding stock equivalents, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

There are no common stock equivalents outstanding and, thus, diluted and basic loss per share is the same.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is "more likely-than-not" that a deferred tax asset will not be realized.

Comprehensive Loss

The Company is required to report comprehensive loss, which includes net loss as well as changes in equity from non-owner sources.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2016 and July 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Newly Issued Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this amendment effective the current reporting period.

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Note 4 - Computer equipment

	April 30,	July 31,
	2016	2015
Cost
Computer equipment	$1,973	$1,973

Accumulated depreciation	(1,973)	(1,973)

Net book value	$-	$-

Note 5 - Intangible Asset

On November 6, 2015 and December 7, 2015, the Company purchased 100% interest in the intellectual property "We Buy Gold. "The Company expects the intellectual property to bring value to the Company for the first three years of its service and as such the property is classified as a definitive asset and is amortized over a 3-year period. As of April 30, 2016, the accumulated amortization is $21,966 and the carrying value is $128,034.

On February 22, 2016 the Company entered into a Know-How and Asset Purchase Agreement with Luxor Capital, LLC, whereby the Company acquired Gaming IP and know-how. The purchase price for these assets consisted of a convertible note in the amount of $2,374,712 payable to Luxor Capital, LLC, and 1,666,667 shares of the Company's common stock. The note bears 6% interest and the Company recorded an initial discount to the note of $2,198,807. As of April 30, 2016, the accumulated amortization is $236,278 and the carrying value is $2,638,434.

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

Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company's financial assets and liabilities which consist of cash, and accounts payable and accrued liabilities, in management's opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 7 - Related Party Transactions

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

During the year ended July 31, 2010, the former president of the Company granted an option to the current president of the Company to acquire up to 7 common shares of the Company.

On November 1, 2009, the Company entered into a Corporate Management Services Agreement with the President of the Company for management services. Pursuant to the agreement the President would receive a signing bonus of $7,500 (paid November 1, 2009) and $5,000 per month beginning December 1, 2009 for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice.

On June 21, 2011, the Company amended the agreement by issuing a resolution to reflect a payment of $6,000 per month for services rendered.

On October 31, 2012, the Former President of the Company acquired 3 common shares of the Company in a private transaction. As of October 31, 2012 the President holds 16.4% interest in the common stock of the Company.

On May 15, 2013 the Company entered into an employment agreement with DhugaldPinchin providing a signing bonus equivalent to $50,000 USD or stock and $7,500 per month salary.

On March 25, 2014, DhugaldPinchin terminated his employment with the Company.

On April 1, 2014, the Company entered into a consulting contract with Edward Aruda. The Company will pay Mr. Aruda $2,000 per month, payable in duly authorized, validly issued, fully paid non assessable common shares of the Company.

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly-owned by Anthony Goodman.

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice.

On April 8, 2016 Edward Aruda announced his resignation as a Director of the Company.

Note 8 - Convertible Notes Payable

	April 30,	July 31,
	2016	2015

Promissory Note #2	30,000	30,000
Promissory Note #5	12,000	12,000
Promissory Note #6	11,774	11,774
Promissory Note #11	-	57,500
Promissory Note #12	7,500	7,500
Promissory Note #13	7,500	7,500
Promissory Note #14	11,000	11,000
Promissory Note #15	7,500	7,500
Promissory Note #16	11,000	11,000
Promissory Note #17	7,500	7,500
Promissory Note #18	11,000	11,000
Promissory Note #19	7,500	7,500
Promissory Note #20	1,000	1,000
Promissory Note #21	11,000	11,000
Promissory Note #22	7,500	7,500
Promissory Note #23	16,000	16,000
Promissory Note #25	7,500	7,500
Promissory Note #26	7,000	7,000
Promissory Note #27	7,500	7,500
Promissory Note #28	16,000	16,000
Promissory Note #29	7,500	7,500
Promissory Note #30	16,000	16,000
Promissory Note #31	26,500	26,500
Promissory Note #34	7,500	7,500
Promissory Note #35	16,000	16,000
Promissory Note #36	7,500	7,500
Promissory Note #37	11,500	11,500
Promissory Note #39	22,969	23,995
Promissory Note #42	21,000	24,000
Promissory Note #44	25,000	25,000
Promissory Note #45	29,500	40,000
Promissory Note #46	33,000	33,000
Promissory Note #49	359,000	360,000
Promissory Note #50	359,250	360,000
Promissory Note #51	147,773	174,510
Promissory Note #52	221,493	240,000
Promissory Note #53	150,000	150,000
Promissory Note #54	75,000	75,000
Promissory Note #55	75,000	75,000
Promissory Note #56	75,000	75,000
Promissory Note #57	140,000	140,000
Promissory Note #58	140,000	140,000
Promissory Note #59	240,000	240,000
Promissory Note #60	57,500	-
Promissory Note #61	240,000	-
Promissory Note #62	150,000	-
Promissory Note #63	140,000	-
Promissory Note #64	80,000	-
Promissory Note #65	80,000	-
Promissory Note #66	80,000	-
Promissory Note #67	75,000	-
Promissory Note #68	2,374,712	-
Notes payable, principal	$5,681,471	$2,523,279
Debt discount	(1,837,359)	(161,374)
Notes payable, net of discount	3,844,111	2,361,905
Accrued interest	558,956	209,187
Total notes payable	$4,403,067	$2,571,092

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses "Accounting for Convertible Securities with Beneficial Conversion Features". The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

Promissory Note #5

On October 30, 2012, the Company received funding pursuant to a convertible promissory note in the amount of $12,000. The promissory note is unsecured; bears interest at 8% per annum, and matured on October 30, 2012. Any principal amount not paid by the maturity date bears interest at 22% per annum. During the nine months ended April 30, 2016, the Company accrued $1,982 (April 30, 2015 - $1,975) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $13,844 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months endedApril 30, 2016, the Company recorded a gain of $17,999 (April 30, 2015 – gain of $16,138) due to the change in value of the derivative liability during the period.

As of April 30, 2016, principal balance of $12,000 (April 30, 2015 - $12,000) accrued interest of $9,244 (April 30, 2015 - $6,596) and aderivative liability of $18,691 (April 30, 2015 - $23,529) was recorded.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013. Any principal amount not paid by the maturity date bears interest at 22% per annum. During the nine months ended April 30, 2016, the Company accrued $1,944 (April 30, 2015 - $1,937) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $19,145 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $17,660 (April 30, 2015 – gain of $15,878) due to the change in value of the derivative liability during the period.

As of April 30, 2016, principal balance of $11,774 (April 30, 2015 - $11,774) accrued interest of $7,767 (April 30, 2015 - $5,109) and a derivative liability of $18,339 (April 30, 2015 - $23,086) was recorded.

Promissory Note #11

On May 31, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $57,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 30, 2013. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 10, 2015, the Company reassigned the principal amount of the note of $57,500 to Santa Rosa Resources.

During the nine months ended April 30, 2016, the Company accrued $347 (April 30, 2015 - $9,462) in interest expense.

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

As of April 30, 2016, principal balance of $0 (April 30, 2015 - $57,500) and accrued interest of $23,725 (April 30, 2015 - $20,190) was recorded.

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $4,150 (April 30, 2015 - $2,495) was recorded.

Promissory Note #13

On July 31, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $4,010 (April 30, 2015 - $2,355) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $1,817 (April 30, 2015 - $1,810) in interest expense.

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

As of April 30, 2016, principal balance of $11,000 (April 30, 2015 - $11,000) and accrued interest of $5,874 (April 30, 2015 - $3,447) was recorded.

Promissory Note #15

On August 31, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 3, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,870 (April 30, 2015 - $2,215) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $1,817 (April 30, 2015 - $1,810) in interest expense.

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

As of April 30, 2016, principal balance of $11,000 (April 30, 2015 - $11,000) and accrued interest of $5,681 (April 30, 2015 - $3,254) was recorded.

Promissory Note #17

On September 30, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 31, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,740 (April 30, 2015 - $2,085) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $1,817 (April 30, 2015 - $1,810) in interest expense.

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

As of April 30, 2016, principal balance of $11,000 (April 30, 2015 - $11,000) and accrued interest of $5,478 (April 30, 2015 - $3,051) was recorded.

Promissory Note #19

On October 31, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on April 30, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,602 (April 30, 2015 - $1,947) was recorded.

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC in the sum of $176,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $165 (April 30, 2015 - $165) in interest expense.

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

As of April 30, 2016, principal balance of $1,000 (April 30, 2015 - $1000) and accrued interest of $11,679 (April 30, 2015 - $11,458) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $1,817 (April 30, 2015 - $1,810) in interest expense.

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

As of April 30, 2016, principal balance of $11,000 (April 30, 2015 - $11,000) and accrued interest of $5,274 (April 30, 2015 - $2,847) was recorded.

Promissory Note #22

On November 30, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 30, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,466 (April 30, 2015 - $1,812) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $2,642 (April 30, 2015 - $2,633) in interest expense.

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

As of April 30, 2016, principal balance of $16,000 (April 30, 2015 - $16,000) and accrued interest of $7,379 (April 30, 2015 - $3,850) was recorded.

Promissory Note #25

On December 31, 2013 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 30, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,326 (April 30, 2015- $1,672) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $1,156 (April 30, 2015 - $1,152) in interest expense.

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

As of April 30, 2016, principal balance of $7,000 (April 30, 2015 - $7,000) and accrued interest of $3,100 (April 30, 2015 - $1,556) was recorded.

Promissory Note #27

On January 31, 2014 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,234) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,186 (April 30, 2015 - $1,532) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $2,642 (April 30, 2015 - $2,623) in interest expense.

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

As of April 30, 2016, principal balance of $16,000 (April 30, 2015 - $16,000) and accrued interest of $6,784 (April 30, 2015 - $3,254) was recorded.

Promissory Note #29

On February 28, 2014 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on August 28, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,154) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $3,060 (April 30, 2015 - $1,405) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $2,642 (April 30, 2015 - $2,436) in interest expense.

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

As of April 30, 2016, principal balance of $16,000 (January 31, 2015 - $16,000) and accrued interest of $6,499 (April 30, 2015 - $2,969) was recorded.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. During the nine months ended April 30, 2016, the Company accrued $4,774 (April 30, 2015 - $2,097) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $42,329 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $97,167 (nine months ended April 30, 2015–loss of $10,671) due to the change in value of the derivative liability during the period, and debt discount of $0 (nine ended April 30, 2015–$26,500) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $26,500 (April 30, 2015 - $26,500), accrued interest of $9,265 (April 30, 2015 - $2,887), debt discount of $0 (April 30, 2015 - $0) and derivative liability of $150,167 (April 30, 2015 - $53,000) was recorded.

Promissory Note #34

On March 31, 2014 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 30, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $1,059) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $2,914 (April 30, 2015 - $1,259) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $2,642 (April 30, 2015 - $2,252) in interest expense.

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

As of April 30, 2016, principal balance of $16,000 (April 30, 2015 - $16,000) and accrued interest of $6,206 (April 30, 2015 - $2,677) was recorded.

Promissory Note #36

On April 30, 2014 the Company entered into a Convertible Promissory Note with DhugaldPinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

During the nine months ended April 30, 2016, the Company accrued $1,239 (April 30, 2015 - $969) in interest expense.

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

As of April 30, 2016, principal balance of $7,500 (April 30, 2015 - $7,500) and accrued interest of $2,775 (April 30, 2015 - $1,121) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $1,899 (April 30, 2015 - $2,011) in interest expense.

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

As of April 30, 2016, principal balance of $11,500 (January 31, 2015 - $11,500), and accrued interest of $4,877 (April 30, 2015 - $2,340) was recorded.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2016, the Company accrued $2,811 (April 30, 2015 - $1,463) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $32,007 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $73,028 (nine months ended April 30, 2015 - $9,334) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the nine months ended April 30, 2016, the Company issued 1,900 common shares upon the conversion of $1,026 in principal, and $8,382 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2016, principal balance of $22,969 (April 30, 2015 - $23,995), accrued interest of $5,542 (April 30, 2015 - $1,863), and derivative liability of $104,637 (April 30, 2015 - $39,992) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2016, the Company accrued $2,759 (April 30, 2015 - $1,472) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $33,550 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $71,812 (nine months ended April 30, 2015 - $23,091) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the nine months ended January 31, 2016, the Company issued 27,667 common shares upon the conversion of $3,000 in principal, and $9,343 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2016, principal balance of $21,000 (April 30, 2015 - $24,000), accrued interest of $5,306 (April 30, 2015 - $1,773), and derivative liability of $100,222 (April 30, 2015 - $40,000) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2016, the Company accrued $3,003 (April 30, 2015 - $1,008) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $40,725 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $72,221 (nine months ended April 30, 2015 loss of $942) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of April 30, 2016, principal balance of $25,000 (April 30, 2015 - $25,000), accrued interest of $5,321 (April 30, 2015 - $1,655), and derivative liability of $113,888 (April 30, 2015 - $41,667) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC. The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default. During the nine months ended April 30, 2016, the Company accrued $4,250 (April 30, 2015 - $2,439) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $202,937 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $136,190 (nine months ended April 30, 2015 gain of $55, 700) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $75,000 was accreted to the statement of operations.

During the nine months ended April 30, 2016, the Company issued 39,148 common shares upon the conversion of $10,500 in principal and 1,241.60 in interest, and $34,857 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2016, principal balance of $29,500 (April 30, 2015 - $40,000) accrued interest of $6,597 (April 30, 2015 - $2,589), and a derivative liability of $181,333 (April 30, 2015 - $80,000) was recorded.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the nine months ended April 30, 2016, the Company accrued $3,964 (April 30, 2015 - $1,975) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $130,556 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $121,000 (nine months ended April 30, 2015 gain of $64,556) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $33,000 was accreted to the statement of operations.

As of April 30, 2016, principal balance of $33,000 (April 30, 2015 - $33,000), accrued interest of $6,922 (April 30, 2015 - $2,134), and derivative liability of $187,000 (April 30, 2015 - $66,000) was recorded.

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

During the nine months ended April 30, 2016, the Company accrued $19,482 (April 30, 2015 - $9,468) in interest expense.

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

On February 9, 2016, the note was reassigned to Tide Pool Ventures Corporation. At any time the note may be converted at the option of the holder into Common stock of the Company.

During nine month ended April 30, 2016, the Company issued 6,667 common shares upon the conversion of $1,000 in principal.

As of April 30, 2016, principal balance of $359,000 (April 30, 2015 - $360,000) and accrued interest of $80,324 (April 30, 2015 - $9,468) was recorded.

Promissory Note #50

On December31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On April 27, 2016, the Company transferred the note to N600PG, LLC.

During the nine months ended April 30, 2016, the Company accrued $19,528 (April 30, 2015 - $9,468) in interest expense.

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

During nine months ended April 30, 2016, the Company issued 67 common shares upon the conversion of $750 in principal, and $1 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2016, principal balance of $359,250 (April 30, 2015 - $360,000) and accrued interest of $80,323 (April 30, 2015 - $9,468) was recorded.

Promissory Note #51

On March 24, 2015, the Company arranged a debt swap under which four Syndication Capital notes totaling $176,000 were transferred to Direct Capital Group, Inc. The promissory note is unsecured, bears interest at 8% per annum, and matures on September 24, 2015. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $14,479 (April 30, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On March 24, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $176,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended April 30, 2016, debt discount of $42,030 (nine months ended April 30, 2015 - $35,391) was accreted to the statement of operations.

During the nine months ended April 30, 2016, the Company issued 180,134 common shares upon the conversion of 27,737 in principal.

As of April 30, 2016, principal balance of $147,773 (April 30, 2015 - $176,000), accrued interest of $27,510 (April 30, 2015 - $1,427), and debt discount of $0 (April 30, 2015 - $140,609) was recorded.

Promissory Note #52

On April 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2015. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par$0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $12,174 (January 31, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On April 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended April 30, 2016, debt discount of $119,344 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

On January 19, 2016, the note was reassigned to Rockwell Capital Partners. At any time the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as "the lowest closing price on any day with a fifteen day look back".On 18th April 2016, Rockwell Capital Partners reassigned $165,000 of the original note back to Direct Capital Group, Inc.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $479,999 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $3,778,338 (April 30, 2015 $0) due to the change in value of the derivative liability during the period, and debt discount of $240,000 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

During the nine months ended April 30, 2016, the Company issued 113,666 common shares upon the conversion of $18,507 in principal, and $41,978 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of April 30, 2016, principal balance of $221,493 (April 30, 2015 - $0), accrued interest of $33,426 (April 30, 2015 - $0), and derivative liability of $4,208,359 (April 30, 2015 - $0) was recorded.

Promissory Note #53

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $11,951 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $353,498 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $2,496,502 (April 30, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $150,000 nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $150,000 (April 30, 2015 - $0), accrued interest of $14,942 (April 30, 2015 -$0), and derivative liability of $2,850,000 (April 30, 2015 - $0) was recorded.

Promissory Note #54

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $5,975 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $1,248,251 (April 30, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $75,000 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $75,000 (April 30, 2015 - $0), accrued interest of $7,471 (April 30, 2015 - $0)and derivative liability of $1,425,000 (April 30, 2015 - $0) was recorded.

Promissory Note #55

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $5,975 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $1,248,251 (April 30, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $7,500 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $75,000 (April 30, 2015 - $0), accrued interest of $7,471 (April 30, 2015 - $0) and derivative liability of $1,425,000 (April 30, 2015 - $0) was recorded.

Promissory Note #56

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $5,975 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $1,425,000 (April 30, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $7,500 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $75,000 (April 30, 2015 - $0), accrued interest of $5,252 (April 30, 2015 - $0) and derivative liability of $1,425,000 (April 30, 2015 - $0) was recorded.

Promissory Note #57

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $11,154 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $329,931 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $2,330,069 (April 30, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $140,000(nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $140,000 (April 30, 2015 - $0), accrued interest of $13,946 (April 30, 2015 - $0), and derivative liability of $2,660,000 (April 30, 2015 - $0) was recorded.

Promissory Note #58

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $11,154 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $329,931 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a gain of $2,330,069 (April 30, 2015 – $0) due to the change in value of the derivative liability during the period, and debt discount of $140,000(nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $140,000 (April 30, 2015 - $0), accrued interest of $13,946 (April 30, 2015 - $0), and derivative liability of $2,660,000 (April 30, 2015 - $0) was recorded.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par$0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $14,413 (April 30, 2015 - $0) in interest expense.

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

As of April 30, 2016, principal balance of $240,000 (April 30, 2015 - $0) and accrued interest of $14,413 (January 31, 2015 - $0) was recorded.

Promissory Note #60

On August 10, 2015, the Company reassigned the principal amount of a DhugaldPinchin note to Santa Rosa Resources. The original note was issued on May 31, 2013 in the sum of $57,500 and matured on November 30, 2013. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

As of April 30, 2016, principal balance of $57,500 (April 30, 2015 - $0) respectively was recorded.

Promissory Note #61

On October 31, 2015, the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $9,574 (April 30, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On October 31, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended April 30, 2016, debt discount of $8,000 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $240,000 (April 30, 2015 - $0), and accrued interest of $9,574 (April 30, 2015 - $0) was recorded.

Promissory Note #62

On November 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $150,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the year ended January 31, 2016, the Company accrued $5,951 (April 30, 2015 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as "the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date".

As of April 30, 2016, principal balance of $150,000 (April 30, 2015 - $0) and accrued interest of $5,951 (April 30, 2015 - $0) was recorded.

Promissory Note #63

On November 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $140,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $5,554 (April 30, 2015 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as "the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date".

As of April 30, 2016, principal balance of $140,000 (April 30, 2015 - $0) and accrued interest of $2,792 (April 30, 2015 - $0) was recorded.

Promissory Note #64

On November 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 1, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $3,174 (April 30, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On November 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended April 30, 2016, debt discount of $80,000 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $80,000 (April 30, 2015 - $0), and accrued interest of $3,174 (April 30, 2015 - $0) was recorded.

Promissory Note #65

On December 1, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 1, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $2,648 (April 30, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On December 1, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended April 30, 2016, debt discount of $80,000 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $80,000 (April 30, 2015 - $0), and accrued interest of $2,648 (April 30, 2015 - $0) was recorded.

Promissory Note #66

On January 2, 2016 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $80,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. During the nine months ended April 30, 2016, the Company accrued $2,087 (April 30, 2015 - $0) in interest expense.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is allocated to additional paid-in capital. Because the debt is due on demand and is convertible at the date of issuance, the valuation of the beneficial conversion feature is charged to interest expense at the date of issuance.

On January 2, 2016, interest expense relating to the beneficial conversion feature of this convertible note of $80,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the nine months ended April 30, 2016, debt discount of $80,000 (nine months ended April 30, 2015 - $0) was accreted to the statement of operations.

As of April 30, 2016, principal balance of $80,000 (April 30, 2015 - $0), and accrued interest of $2,087 (April 30, 2015 - $0) was recorded.

Promissory Note #67

On January 31, 2016 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 31, 2016. Any principal amount not paid by the maturity date bears interest at 12% per annum. During the nine months ended April 30, 2016, the Company accrued $1,479 (April 30, 2015 - $0) in interest expense.

After 180 days from issuance the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as "the average of the last fifteen closing trading prices on the OTCBB immediately prior to conversion date".

As of April 30, 2016, principal balance of $75,000 (April 30, 2015 - $0) and accrued interest of $1,479 (January 31, 2015 - $0) was recorded.

Promissory Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017. During the nine months ended April 30, 2016, the Company accrued $23,422 (April 30, 2015 - $0) in interest expense.

Upon the holder's option to convert becoming active the Company recorded a debt discount and derivative liability of $2,330,680 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the nine months ended April 30, 2016, the Company recorded a loss of $5,438,545 (nine months ended April 30, 2015 $0) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $2,198,807 was accreted to the statement of operations.

As of April 30, 2016, principal balance of $2,374,712 (April 30, 2015 - $0) and accrued interest of $23,422 (January 31, 2015 - $0) was recorded.

Note 9 - Derivative Liabilities

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company's stock price.

During the nine months ended April 30, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $5,681,471 and $279,167 respectively. During the nine months ended April 30, 2016 and 2015, $33,823 and $95,500 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the nine months ended April 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $58,771 and $214,648 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders' deficit. During the nine months ended April 30, 2016 and 2015, the Company recognized a gain of $20,725,354and$176,565 respectively, based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company's derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company's derivative liability activity for the embedded conversion features discussed above:

	April 30,	April 30,
	2016	2015
Balance, beginning of period	$322,029	$479,320
Initial recognition of derivative liability	4,454,880	279,167
Conversion of derivative instruments to Common Stock	(58,771)	(214,648)
Mark-to-Market adjustment to fair value	20,900,753	(176,565)
Balance, end of period	$25,296,862	$367,273

Note 10 - Preferred Stock

The Company is authorized to issue 20,000,000 shares of it $0.00001 par value preferred stock.

On August 10, 2015, the Company's Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock. The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company's (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

On August 10, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State creating the 1,000 shares of Series B Voting Preferred Stock

On August 14, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa Resources, representing 100% of the total issued and outstanding shares of the Company's Series B Voting Preferred Stock.

On April 3, 2016, the Company cancelled 1,000 shares of Series B Voting Preferred Stock to Santa Rosa Resources and a new certificate issued in the name of Luxor Capital LLC in the amount of 1000 Series B shares.

As of April 30, 2016, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, (0 shares as of April 30, 2015) and 1,000 Series B shares were issued and outstanding (0 shares as of April 30, 2015).

Note 11 - Common Stock

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

On November 6, 2015, the Company purchased all data and rights to the "We Buy Gold" website from Santa Rosa Resources. The Company issued 33,334 shares of common stock on November 6, 2015 and 33,334 shares of common stock on December 7, 2015, with a total value equal to $150,000.

On March 9, 2016, the Company's Board of Directors approved 1 for 1,500 reverse split for the Company's authorized, issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

During the nine months ended April 30, 2016, the Company issued 2,337,626 common shares upon the conversion of $33,822 in principal and interest of promissory notes into common stock.

As of April 30, 2016, 7,980,000,000 common shares of par value $0.00001 were authorized, of which 2,405,512 shares were issued and outstanding.

Warrants and Options

As of April 30, 2016 and July 31, 2015, there were no warrants or options outstanding to acquire any additional shares of the Company's common stock.

Note 12 - Mineral Properties

a) On October 26, 2009, the Company entered into a property option agreement whereby the Company was granted an option to earn up to a 50% interest in 19 mineral claims (the "KRK West" claims) located in the Thunder Bay Mining Division of Ontario. The option agreement is denominated in Canadian dollars.

Consideration for the option was the issuance of 1,334 common shares of the Company, cash payments totaling $103,718 (CDN$110,000), and aggregate exploration expenditures of $969,268 (CDN$1,000,000) as follows:

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

iii)	The issuance of 1,334 common shares (none issued) to the shareholders of the option or, as directed by the option or.

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

During the year ended July 31, 2010, the Company learned that the option or had allowed the underlying claims to lapse, and therefore the option agreement was null and void.

The Company, and a director of the Company (The Company subsequently purchased these claims from the director), purchased the claims from persons who re-staked the claims for an aggregate amount of $27,577. Subsequent to acquisition, the claims were transferred to the Company's wholly owned subsidiary, Northern Bonanza Inc. Due to the lapse of the underlying claims the Company impaired a total of $131,295 of acquisition costs incurred as of July 31, 2010 made up of the initial $103,718 payment and the additional payment of $27,577.

The original option or represents that control of the claims remains with the option or and that the Company has no right to further explore the property. The Company disagrees with this assertion and accordingly, ownership to the claims is in dispute. On January 6, 2011 the Ministry of Northern Development, Mines and Forestry, Canada, was to adjudicate upon the ownership of the claims. The hearing did not occur as the other party filed for a change of venue. A determination regarding the change of venue has not yet been made and a date for rendering the decision has not yet been established. Mediation regarding the matter was deferred until late 2011 and prior to the hearing the optionor cancelled the mediation.

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

*	A declaration regarding our ownership and Thunder Bay and Wheeler's ownership with respect to certain mining claims; and

*	$1,200,000 in damages from Thunder Bay and Wheeler.

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

c) On August 7, 2010, the Company acquired a 100% interest in Vulture Gold LLC, ("Vulture") a Nevada limited Liability Company. Vulture holds 27 mineral claims in Maricopa County, Arizona, known as the Vulture Mine. As consideration for the acquisition the Company issued 4,000,000 common shares with a fair value of $2,000,000.

This transaction has been recorded as an asset acquisition and the fair value paid has been allocated to the cost of acquisition of the mineral property.

Due to lack of funding, the Company has no immediate plans to explore these mines to determine resources available and consequently the costs of $2,000,000 incurred for these mineral properties is deemed to be fully impaired.

During the ninemonths April 30, 2016, the Company incurred exploration expenditures of $0 (January 31, 2015 - $0) on the property.

d) On March 28, 2012, the Company entered into a property option agreement whereby the Company was granted an option to earn a 100% interest in 3 mineral tenures located in Northern British Columbia. The option agreement is denominated in US dollars.

Consideration for the option was the issuance of 667 common shares of the Company on March 28, 2012 valued at $80,000, (issued) and cash payment of $5,000 by April 2, 2012 (paid) and aggregate exploration expenditures of $25,000 by September 15, 2013.

As of April 30, 2016, no exploration expenditures have been incurred on the property.

Note 13 - Income Taxes

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2016	2015

Operating loss for the nine months ended April 30,	$(25,756,104)	$(1,455,387)
Average statutory tax rate	34%	34%
Expected income tax provisions	$(8,757,075)	$(494,832)
Unrecognized tax loses	(8,757,075)	(494,832)
Income tax expense	$-	$-

The Company has net operating losses carried forward of approximately $43,946,888 for tax purposes whichmay be recognized in future periods, not to exceed 20 years.

Note 14 - Commitments

None.

Note 15 - Subsequent events

On May 27, 2016, the Company entered into Cancellation and Release Agreements with four different parties cancelling convertible debt the parties held with the Company, in the total amount of Two Million Six Hundred Ninety Three Thousand Six Hundred Ninety Seven Dollars ($2,693,697).

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

RESULTS OF OPERATIONS

Working Capital

	April 30, 2016	July 31, 2015
	$	$

Current Assets	49,539	63,115
Current Liabilities	29,797,809	2,971,382
Working Capital (Deficit)	(29,748,270)	(2,908,267)

Cash Flows

	Nine months Ended
	April 30, 2016	April 30, 2015
	$	$

Cash Flows from (used in) Operating Activities	(862,065)	(1,109,636)
Cash Flows from (used in) Investing Activities	(650,000)
Cash Flows from (provided by) Financing Activities	1,512,065	1,109,000
Net Increase (decrease) in Cash During Period	-	(636)

Results for the Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

Operating Revenues

The Company's revenues for the three months ended April 30, 2016 and April 30, 2015 were $0 and $0, respectively. We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company's cost of revenues for the three months ended April 30, 2016 and April 30, 2015 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the three months ended April 30, 2016 and April 30, 2015 were $658,284 and $246,971, respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The increase was primarily attributable to an increase in general and administrative expenses for normal operations.

Other Income (Expense):

Other income (expense) primarily consisted of gain on derivative valuation and interest expense. The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2015 through January 31, 2016. Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. Interest associated with the derivative instruments amounted to $(916,207) for the three months ended April 30, 2016 and $(141,666) for the three months ended April 30, 2015. There was a loss of $20,900,753 on derivative valuation for the three months ended April 30, 2016 and $891 for the three months ended April 30, 2015.

Net Loss

Net loss for the three months ended April 30, 2016 was $(22,475,244) compared with a net loss of $(389,528) for the three months ended April 30, 2015. The increased net loss is due to an increase in interest expenses associated with convertible debentures.

Results for the Nine Months Ended April 30, 2016 Compared to the Nine Months Ended April 30, 2015

Operating Revenues

The Company's revenues for the nine months ended April 30, 2016 and April 30, 2015 were $0 and $0, respectively. We do not anticipate earning additional revenues until such time that we enter into commercial production of our claims. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources, or if such resources are discovered, that we will enter into commercial production.

Cost of Revenues

The Company's cost of revenues for the nine months ended April 30, 2016 and April 30, 2015 were $0 and $0, respectively.

Operating Expenses

Operating expenses for the nine months ended April 30, 2016 and April 30, 2015 were $1,542,589 and $1,138,906, respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The increase was primarily attributable to an increase in general and administrative expenses for normal operations.

Other Income (Expense):

Other income (expense) primarily consisted of gain on derivative valuation and interest expense. The loss or gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2015 through April 30, 2016. Interest expense is primarily attributable to the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms. Interest associated with the derivative instruments amounted to $(3,509,312) for the nine months ended April 30, 2016 and $(493,046) for the nine months ended April 30, 2015. There was a loss of $20,725,354 on derivative valuation for the nine months ended April 30, 2016 and $176,565 gain for the three months ended April 30, 2015.

Net Loss

Net loss for the nine months ended April 30, 2016 was $(25,756,104) compared with a net loss of $(1,455,387) for the nine months ended April 30, 2015. The increased net loss is due to an increase in interest expenses associated with convertible debentures.

Liquidity and Capital Resources

As at April 30, 2016, the Company had a cash balance and total assets of $0 and $2,901,007, respectively, compared with $0 and $148,115 of cash and total assets, respectively, as of July 31, 2015. The increase in assets was due to the purchase of intellectual property.

As at April 30, 2016, the Company had total liabilities of $29,797,809compared with $2,971,382 as of July 31, 2015. The increase in total liabilities was attributed to an increase in related party loans and new promissory notes issued.

The overall working capital deficit increased from $2,908,267 at July 31, 2015 to $-29,748,270 at April 30, 2016.

Cash flows from Operating Activities

During the nine months ended April 30, 2016, cash used in operating activities was $(862,065) compared to $(1,109,636) for the nine months ended April 30, 2015. The decrease in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the increase in interest on convertible notes.

Cash flows from Investing Activities

During the nine months ended April 30, 2016 cash used in investing activities was $650,000 compared to $0 for the nine months ended April 30, 2015. The increase in the amounts of cash used for investing activities was primarily due to the shares issued to acquire intangible assets.

Cash flows from Financing Activities

During the nine months ended April 30, 2016, cash provided by financing activities was $1,512,065 compared to $1,109,000 for the nine months ended April 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On February 1, 2016, the holder of a convertible note converted $2, 600 of principal into 4,333 shares of common stock.

On February 3, 2016, the holder of a convertible note converted $1,950 of principal into 4,333 shares of common stock.

On February 3, 2016 the holder of a convertible note converted $1,000 of principal into 9,000 shares of common stock.

On February 4, 2016 the holder of a convertible note converted $232 of principal into 6,200 shares of common stock.

On February 5, 2016, the holder of a convertible note converted $1,660 of principal into 5,533 shares of common stock.

On February 9, 2016, the holder of a convertible note converted $1,000 of principal into 11,000 shares of common stock.

On February 11, 2016, the holder of a convertible note converted $950 of principal into 6,333 shares of common stock.

On February 12, 2016, the holder of a convertible note converted $1,000 of principal into 6,667 shares of common stock.

On February 25, 2016, the holder of a convertible note converted $12,500 of principal into 16,667 shares of common stock.

On February 29, 2016, the holder of a convertible note converted $6,850 of principal into 91,333 shares of common stock.

On March 8, 2016, the holder of a convertible note converted $25,000 of principal and $332.60 accrued interest into 37,768 shares of common stock.

On April 11, 2016, the holder of a convertible note converted $250 of principal into 100,000 shares of common stock.

On April 21, 2016, the holder of a convertible note converted $247.5 of principal into 99,000 shares of common stock.

On April 28, 2016, the holder of a convertible note converted $750 of principal into 100,000 shares of common stock.

2. Subsequent Issuances:

On May 2, 2016 the holder of a convertible note converted $720 of principal and $ 104 accrued interest into 109,929 shares of common stock.

On May 6, 2016 the holder of a convertible note converted $825 of principal into 110,000 shares of common stock.

On May 10, 2016 the holder of a convertible note converted $650 of principal into 130,000 shares of common stock.

On May 11, 2016 the holder of a convertible note converted $495 of principal and $72.80 accrued interest into 136,819 shares of common stock.

On May 12, 2016 the holder of a convertible note converted $650 of principal into 130,000 shares of common stock.

On May 16, 2016 the holder of a convertible note converted $1,200 of principal into 288,462 shares of common stock.

On May 17, 2016 the holder of a convertible note converted $1,036 of principal into 249,000 shares of common stock.

On May 17, 2016 the holder of a convertible note converted $522 of principal and $ 77 accrued interest into 144,448 shares of common stock.

On May 18, 2016 the holder of a convertible note converted $650 of principal into 130,000 shares of common stock.

On May 23, 2016 the holder of a convertible note converted $1,195 of principal and $188 accrued interest into 288,083 shares of common stock.

On May 23, 2016 the holder of a convertible note converted $650 of principal into 130,000 shares of common stock.

On May 24, 2016 the holder of a convertible note converted $300,000 of principal into 5,385,996 shares of common stock.

On May 24, 2016 the holder of a convertible note converted $1,590 of principal into 382,212 shares of common stock.

On May 24, 2016 the holder of a convertible note converted $3,564 of principal into 712,750 shares of common stock.

On May 24, 2016 the holder of a convertible note converted $534 of principal and $ 93 accrued interest into 150,983 shares of common stock.

On May 25, 2016 the holder of a convertible note converted $2,750 of principal into 661,058 shares of common stock.

On May 26, 2016 the holder of a convertible note converted $3,000 of principal into 232,558 shares of common stock.

On May 26, 2016 the holder of a convertible note converted $2,700 of principal into 540,000 shares of common stock.

On May 31, 2016 the holder of a convertible note converted $3,950 of principal and $628 accrued interest into 381,473 shares of common stock.

On June 9, 2016 the holder of a convertible note converted $1,000 of principal into 693,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On August 10, 2015, the Company reassigned the principal amount of a note with DhugaldPinchin to Santa Rosa Resources. The note amount is in the sum of $57,500 and matured on November 30, 2013.

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

On March 1, 2016, the Company executed a Convertible Promissory Note with Luxor Capital, LLC. Under the terms of the note, the Company pays the holder a total of $2,374,712, which accrues interest at an annual rate of 6% and has a maturity date of March 1, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.
3.3	Extension of Option Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
3.4	Resolution Increasing Management Compensation Agreement.	Filed with the SEC on November 15, 2011, as part of our Annual Report on Form 10-K.
10.1	Mineral Property Option Agreement, by and between the Company and Thunder Bay Minerals, Inc., dated October 26, 2009.	Filed with the SEC on October 28, 2009, as part of our Current Report on Form 8-K.
10.2	Purchase Agreement between the Company and John Sadowski, President of North Star Prospecting, Inc., dated May 4, 2010.	Filed with the SEC on May 10, 2010, as part of our Current Report on Form 8-K.
10.3	Purchase Agreement between the Company and Lauren Notar, dated July 30, 2010.	Filed with the SEC on August 4, 2010, as part of our Current Report on Form 8-K.
10.4	Purchase Agreement between the Company and Vulture Gold, LLC, dated August 7, 2010.	Filed with the SEC on August 12, 2010, as part of our Current Report on Form 8-K.
10.5	Promissory Note by and between the Company and Asher Enterprises, Inc., dated January 23, 2012.	Filed with the SEC on March 15, 2012 as part of our Quarterly Report on Form 10-Q.
10.6	Promissory Note by and between the Company and Greenshoe Investments, dated March 19, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.7	Property Option Agreement, dated March 28, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.8	Promissory Note by and between the Company and Asher Enterprises, Inc., dated May 14, 2012.	Filed with the SEC on June 14, 2012 as part of our Quarterly Report on Form 10-Q.
10.9	Promissory Note by and between the Company and Asher Enterprises, Inc., dated October 5, 2012	Filed with the SEC on November 7, 2012 as part of our Annual Report on Form 10-K.
10.10	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.11	Employment Agreement by and between the Company and DhugaldPinchin, dated May 15, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.12	Promissory Note by and between the Company and DhugaldPinchin, dated May 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.13	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.14	Promissory Note by and between the Company and DhugaldPinchin, dated June 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.15	Promissory Note by and between the Company and Syndication Capital, LLC, dated July 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.

10.16	Promissory Note by and between the Company and DhugaldPinchin, dated July 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.17	Promissory Note by and between the Company and Syndication Capital, LLC, dated August 1, 2013	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.18	Promissory Note by and between the Company and DhugaldPinchin, dated August 31, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.19	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.20	Promissory Note by and between the Company and DhugaldPinchin, dated September 30, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.21	Promissory Note by and between the Company and Syndication Capital, LLC, dated October 1, 2013.	Filed with the SEC on December 4, 2013, as part of our Annual Report on Form 10-K.
10.22	Promissory Note by and between the Company and DhugaldPinchin, dated October 31, 2013.	Filed with the SEC on December 18, 2013 as part of our Quarterly Report on Form 10-Q.
10.23	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.24	Promissory Note by and between the Company and Syndication Capital, LLC, dated November 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.25	Promissory Note by and between the Company and DhugaldPinchin, dated November 30, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.26	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.27	Promissory Note by and between the Company and Asher Enterprises Inc, dated December 13, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.28	Promissory Note by and between the Company and DhugaldPinchin, dated December 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.29	Promissory Note by and between the Company and Syndication Capital, LLC, dated January 1, 2014	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.30	Promissory Note by and between the Company and DhugaldPinchin, dated January 31, 2013.	Filed with the SEC on March 24, 2014 as part of our Quarterly Report on Form 10-Q.
10.31	Promissory Note by and between the Company and Syndication Capital, LLC, dated February 1, 2014	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.32	Promissory Note by and between the Company and DhugaldPinchin, dated February, 28, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.

10.33	Promissory Note, by and between the Company and Syndication Capital, LLC, date March 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.34	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.35	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated March 17, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.36	Promissory Note, by and between the Company and Gel Properties, LLC, dated March 26, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.37	Promissory Note by and between the Company and DhugaldPinchin, dated March 31, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.38	Promissory Note by and between the Company and Syndication Capital, LLC, dated April 1, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.39	Promissory Note by and between the Company and DhugaldPinchin, dated April 30, 2014.	Filed with the SEC on June 16, 2014, as part of our Quarterly Report on Form 10-Q.
10.40	Promissory Note by and between the Company and Syndication Capital, LLC, dated May 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.41	Promissory Note, by and between the Company and Gel Properties, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.42	Promissory Note by and between the Company and Adar Bays, LLC, dated May 19, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.43	Promissory Note by and between the Company and Syndication Capital, LLC, dated June 1, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.44	Promissory Note, by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.45	Promissory Note by and between the Company and Union Capital, LLC, dated June 6, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.46	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.47	Promissory Note by and between the Company and Union Capital, LLC, dated July 2, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.48	Promissory Note, by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.49	Promissory Note by and between the Company and LG Capital Funding, LLC, dated July 9, 2014.	Filed with the SEC on November 12, 2014, as part of our Annual Report on Form 10-K.
10.50	Promissory Note by and between the Company and Syndication Capital, LLC, dated September 1, 2014.	Filed with the SEC on December 15, 2014, as part of our Quarterly Report on Form 10-Q.
10.51	Promissory Note by and between the Company and Syndication Capital, LLC, dated December 1, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10-Q.

10.52	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10-Q.
10.53	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 31, 2014.	Filed with the SEC on March 16, 2015, as part of our Quarterly Report on Form 10-Q.
10.54	Promissory Note by and between the Company and Direct Capital Group, Inc. dated March 24, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10-Q.
10.55	Promissory Note by and between the Company and Direct Capital Group, Inc. dated April 30, 2015.	Filed with the SEC on June 15, 2015, as part of our Quarterly Report on Form 10-Q.
10.56	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.57	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.58	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.59	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.60	Promissory Note by and between the Company and Rider Capital Corp. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.61	Promissory Note by and between the Company and Xploration, Inc. dated May 1, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.62	Promissory Note by and between the Company and Direct Capital Group, Inc. dated July 31, 2015.	Filed with the SEC on November 13, 2015, as part of our Annual Report on Form 10-K.
10.63	Promissory Note by and between the Company and Direct Capital Group, Inc. dated October 31, 2015.	Filed with the SEC on December 9, 2015, as part of our Quarterly Report on Form 10-Q.
10.64	Promissory Note by and between the Company and Rider Capital Corp. dated November 1, 2015.	Filed herewith.
10.65	Promissory Note by and between the Company and Xploration Inc. dated November 1, 2015.	Filed herewith.
10.66	Promissory Note by and between the Company and Direct Capital Group, Inc. dated November 1, 2015.	Filed herewith.
10.67	Promissory Note by and between the Company and Direct Capital Group, Inc. dated December 1, 2015.	Filed herewith.
10.68	Promissory Note by and between the Company and Direct Capital Group, Inc. dated January 2, 2016.	Filed herewith.
10.69	Promissory Note by and between the Company and Rider Capital Corp. dated January 31, 2016.	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
_________
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

GOLDEN MATRIX GROUP, INC.

Dated: June 20, 2016	By:	/s/ Anthony Goodman
Anthony Goodman
	Its:	Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 20, 2016	By:	/s/ Anthony Goodman
Anthony Goodman
	Its:	Director

