Form 10-Q/A
period 2008-10-31
Golden Matrix Group, Inc.
filed 2016-06-21
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number 000-54840

Golden Matrix Group, Inc.
(Exact name of Company as specified in its charter)

Nevada		46-1814729
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
3651 Lindell Road, Suite D131 Las Vegas, NV 89103
(Address of principal executive offices)
Phone: ((917) 775-9689
(Company’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 10, 2016, there were 13,925,616 shares of the Registrant’s $0.0001 par value common stock issued and outstanding.

EXPLANATORY NOTE

Golden Matrix Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) (the “Original Report”) to amend the following:

The Registrant's cover page to its Original Report contained an incorrect selection of shell status as defined in Rule 12b-2. The Registrant in fact is not a Shell nor has it been for the prescribed quarterly reports. The Company is making this amendment to properly check the box that says No, the Company is not a Shell Company as defined in Rule 12b-2 of the Exchange act.

There have been no other changes to the report herein filed on Form 10-Q.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

* Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "GMGI" "our," "us," the "Company," refers to Golden Matrix Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Golden Matrix Group, Inc.

Date: June 21, 2016	By:	/s/ Anthony Brian Goodman
Name: Anthony Brian Goodman
Title: President