Form 10-Q/A
period 2009-04-30
Golden Matrix Group, Inc.
filed 2016-06-21
CIK 1437925

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

EXPLANATORY NOTE

Golden Matrix Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed with the Securities and Exchange Commission (the “SEC”) (the “Original Report”) to amend the following:

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