Form 10-K
period 2016-07-31
Golden Matrix Group, Inc.
filed 2016-11-15
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

Commission File # 000-54840

Golden Matrix Group, INC.
(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

46-1814729

(IRS Employer Identification Number)

3651 Lindell Road, Suite D131, Las Vegas, NV 89103

(Address of principal offices)

(917) 775-9689

(Issuer’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.00001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes   ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

On January 31, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $37,678, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.00001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of November 2, 2016, the registrant had 1,216,829,866 shares of its Common Stock, $0.00001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

Company Business

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company business at the time was mining and exploration of mineral properties. In October 2009, the Company changed its name to Source Gold Corp. remaining in the business of acquiring exploration and development stage mineral properties.

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation. The Company purchased a certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 1,666,667 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 1,666,667 shares were issued to Luxor Capital, LLC.

In April 2016, the Company changed its name to Golden Matrix Group, Inc., changing the direction of the Company business to focus on software technology.

On February 18, 2016, Edward Aruda, our Chief Executive Officer, Secretary, Treasurer and Director tendered his resignation as CEO, Secretary and Treasurer. Mr. Aruda will remain a Director of the Company. Also on February 18, 2016, the Board of Directors appointed Mr. Anthony Brian Goodman Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and. appointed Ms. Weiting Feng as Chief Financial Officer and Director of the Company.

On April 8, 2016, Mr. Aruda resigned his position on the Board of Directors with the Company. Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On March 9, 2016, the Company's Board of Directors approved 1 for 1,500 reverse split for the Company's issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

On April 1, 2016, the Company entered a services agreement with Articulate Pty Ltd (“Articulate”), to assist the Company in developing, marketing, and supporting services.

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, whom held notes pursuant to agreements made with previous management, in the amount totaling $2,693,697, and in exchange for the return of mining claims held by the Company.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. This agreement not only brings operating revenue to the Company, but also solidifies the expertise in the social gaming market.

About our Claims

The Company no longer has any mining Assets. All Mining Claims and Assets were disposed of, or transferred in exchange of the cancellation of Convertible Notes held by various Note Holders.

Competition

Whilst there are a number of companies that provide similar products for social online gaming operators, the Company has unique IP and is focused on the Asian market. The unique technology, company’s location, focused resources and experience in this market provide the Company with a distinct advantage over other company’s located in other parts of the world and having limited experience in Asia.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's registered office is located at 3651 Lindell Road, Suite D131, Las Vegas, NV 89103. In addition to its registered office, the Company rents an office at Tenancy 4, Level 4, 2 Grosvenor Street, Bondi Junction, Australia. The Company pays approximately $42,000 plus applicable tax per year. The lease expires on October 31, 2019.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

The principal U.S. market for our common equity is the OTC Markets, a quotation medium for subscribing members. Our common stock has been quoted on the OTC Markets since January 2, 2009 under the symbol “IBXR”. On October 14, 2009, our symbol was changed to “SRGL”. On April 7, 2016, our symbol was changed to “GMGI” to reflect our Company’s name change.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last two fiscal years as regularly quoted in the automated quotation system of the OTC Markets. Note the information reflects the reverse stock splits discussed under Item 1, Business.

	2016		2015
Quarter ended	High	Low	High	Low
October 31	$2985.074	$2.985	$1,194.030	$298.508
January 31	62.687	1.791	597,015	29.851
April 30	1.045	0.040	2,985.075	29.851
July 31	0.090	0.001	2,985.075	2.985

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 31, 2016, there were approximately 59 holders of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

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

During the year ended July 31, 2016, the Company issued 389,670,767 common shares upon the conversion of $1,482,732 in principal and $2,876 interest of promissory notes into common stock.

As of July 31, 2016, 2,980,000,000 common shares of par value $0.00001 were authorized, of which 389,670,767 shares were issued and outstanding.

The offer and sale of such shares of our common stock were effective in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act of 1933 and in Section 4(2) of the Securities Act of 1933. A legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequent registered under the Securities Act of 1933 or transferred in a transaction exempt from registration under the Securities Act of 1933.

Recent issuances of unregistered securities subsequent to our fiscal year ended of July 31, 2016.

Subsequent to July 31, 2016, the Company issued 93,070,926 common shares to Adar bays for conversion of $13,363 note principal and $4,377 accrued interest.

Subsequent to July 31, 2016, the Company issued 365,000,000 common shares to Rockwell for conversion of $27,250 note principal.

Subsequent to July 31, 2016, the Company issued 100,525,000 common shares to LG for conversion of $3,480 note principal and $1,546 accrued interest.

Subsequent to July 31, 2016, the Company issued 268,563,194 common shares to Union Capital for conversion of $19,125 note principal and $4,486 accrued interest.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Golden Matrix Group, Inc. Such discussion represents only the best present assessment from our Management.

At July 31, 2016, we had a cash balance of $2,296. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that we need to complete development of our online gaming sites and invest in the acquisition of players. Our future financial results are also uncertain due to a number of factors, some of which are outside of our control. These factors include the following:

•	our ability to raise additional funding;

•	competition in the online gaming technology area; and

•	the regulatory climate for online gaming.

Due to our lack of operating history and present inability to generate substantial recurring revenues, our auditors have raised substantial doubt about our ability to continue as a going concern.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JULY 31, 2016 TO THE YEAR ENDED JULY 31, 2015

Results of Operations

Revenues

We generated $ 20,000 revenues during the year ended July 31, 2016 as compared to $ 0 for the year ended July 31, 2015. The increase of the revenue was mainly due to the change of business content related to the management of a casino’s back-office and providing online gaming software system during 2016.

General and administrative Expenses

During the years ended July 31, 2016 and 2015, general and administrative expenses were $541,645 and $2,039,931, respectively. The decrease in general and administrative expense was primarily a result of the termination agreement on consulting and legal services. General and administrative expenses consisted primarily of office expenses, consulting fees, management fees, legal fees and accounting and audit fees.

Amortization and impairment

During the years ended July 31, 2016 and 2015, amortization and impairment expense was $4,674,712 and $0, respectively. The increase was due to the impairment of the intellectual property “We Buy Gold” acquired on November 6, 2015 and December 7, 2015, and the Gaming IP and know-how acquired on February 22, 2016.

Interest Expense

During the years ended July31, 2016 and 2015, interest expense was $4,551,795 and $$803,149, respectively. The increase was mainly due to the decrease of interest expense occurred on the insurance of convertible debt during year 2015.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized loss on derivative liability - note conversion feature was $2,959,471 for the year ended July 31, 2016 as compared to unrealized loss of $221,809 for the year ended July 31, 2015. The change primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Gain (loss) on extinguishment of debt

Gain on extinguishment of debt was $2,701,378 for the year ended July 31, 2016 as compared to $0 for the year ended July 31, 2015. The change primarily resulted from the Cancellation and Release agreement signed on May 25, 2016.

Net Loss

We incurred net losses of $10,006,245 and $2,621,271 for the years ended July 31, 2016 and 2015, respectively. The decrease in net loss was a result of the items discussed above.

There is substantial doubt about our ability to continue as a going concern because we have not generated enough revenues to cover our expenses and continue to suffer recurring losses.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended July 31, 2016 was $1,296 as compared to $2,010,636 for the year ended July 31, 2015. The decrease in cash used in operations was primarily attributable to the collections of receivable from our customers in 2015.

Our cash provided by financing activities for the year ended July 31, 2016 was $1,000 as compared to $2,010,000, for the year ended July 31, 2015. The decrease is mainly due to the decrease of proceeds from the issuance of convertible notes payable and common stock issued for cash.

The Company had $2,296 in cash at July 31, 2016. We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Matrix Group, Inc.:

We have audited the accompanying consolidated balance sheet of Golden Matrix Group, Inc. (“the Company”) as of July 31, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Golden Matrix Group, Inc., as of July 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
November 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Source Gold Corp.

We have audited the accompanying balance sheet of Source Gold Corp. as of July 31, 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Source Gold Corp. at July 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Source Gold Corp. will continue as a going concern. As more fully described in Note 2, the Company had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey

October 30, 2015

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets

	July 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$2,296	$-
Accounts receivable - related party	10,000	-
Loan receivable	-	63,115
Total current assets	12,296	63,115
Non-current assets
Mineral property	-	85,000
Total Non-current assets	-	85,000
Total assets	$12,296	$148,115

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$35,954	$35,441
Accounts payable – related parties	78,447	42,820
Advances from shareholders	1,000	-
Notes payable interest	259,169	209,187
Convertible notes payable, net of discounts	1,679,414	2,361,905
Derivative liabilities – note conversion feature	1,939,753	322,029
Total current Liabilities	3,993,737	2,971,382
Total liabilities	$3,993,737	$2,971,382

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, par value $0.00001, 20,000,000 shares authorized, 1,000 and none shares issued and outstanding, respectively	-	-
Common stock, par value $0.00001, 2,980,000,000 shares authorized, 389,670,767 and 1,157 shares issued and outstanding, respectively	3,897	-
Additional paid-in capital	24,705,694	15,861,521
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(28,690,350)	(18,684,105)
Total shareholders’ deficit	(3,981,442)	(2,823,267)
Total liabilities and shareholders’ deficit	$12,296	$148,115

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations

	For the Year Ended July 31,
	2016	2015

Revenues - related party	$20,000	$-
Costs and expenses:
Accounting and audit fees	16,441	19,910
G&A expense	335,341	1,860,783
Management fees	110,000	150,000
Professional fees	30,324	9,238
Bad debt expense	49,539	-
Amortization and impairment expenses	4,674,712	-
Total operating expenses	5,216,357	2,039,931
Loss from operations	(5,196,357)	(2,039,931)

Other income (expense):
Interest expense	(4,551,795)	(803,149)
Gain on extinguishment of debt	2,701,378	-
Unrealized gain (loss) on derivative liability – note conversion feature	(2,959,471)	221,809
Total other expense	(4,809,888)	(581,340)
Net loss	$(10,006,245)	$(2,621,271)

Net loss per common share – basic and diluted	$(0.3005)	$(0.0008)

Weighted average number of common shares outstanding – basic and diluted	33,293,341	3,188,576,454

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	( Loss)	Deficit	Deficit

Balance at July 31,2014	-	$-	478	$1,433,428	13,700,055	$(683)	$(16,062,834)	$(929,634)
Conversion of promissory notes to stock August 1, 2014-October 31, 2014	-	-	537	1,612,605	(1,519,110)			93,495
Elimination of derivative liabilities August 1, 2014-October 31, 2014	-	-		-	196,658	-	-	196,658
Conversion of promissory notes to stock November 1, 2014-January 31, 2015	-	-	92	277,000	(274,995)	-	-	2,005
Elimination of derivative liabilities November 1, 2014-January 31, 2015	-	-			17,990	-	-	17,990
Conversion of promissory notes to stock May 1, 2015-July 31, 2015	-	-	50	149,000	(147,510)	-	-	1,490
Intrinsic value of the beneficial conversion feature of the convertible notes payable					416,000			416,000
Net loss	-	-	-	-	-	-	(2,621,271)	(2,621,271)
Balance at July 31, 2015	-	-	1,157	3,472,433	12,389,088	(683)	(18,684,105)	(2,823,267)
Adjustments for reverse stock split			-	(3,472,433)	3,472,433	-	-	-
Preferred stock Series B issued pursuant to agreement	1,000	-	-	-	-	-	-	-
Conversion of promissory notes to stock November 1, 2015-January 31, 2016	-	-	19,911	-	28,642	-	-	28,643
Reclassification of derivatives to APIC	-	-	-	-	46,036	-	-	46,036
Conversion of promissory notes to stock February 1, 2016-April 30,2016	-	-	651,076	6	60,160	-	-	60,167
Reclassification of derivatives to APIC party	-	-	-	-	58,771	-	-	58,771
Conversion of promissory notes to stock May 1, 2016-July 31, 2016	-	-	387,265,255	3,873	1,370,163	-	-	1,374,036
Reclassification of derivatives to APIC	-	-	-	-	1,027,083	-	-	1,027,083
Note Cancellation pursuant to agreement	-	-	-	-	3,957,001	-	-	13,957,001
Common stock issued for “We buy Gold”			66,666	1	1,858,847			1,858,847
Common stock issued for Luxor IP and Know how			1,666,669	17	437,472			437,489
Net loss	-	-	-	-	-	-	(10,006,245)	(10,006,245)
Balance at July 31, 2016	1,000	$-	389,670,767	$3,897	$24,705,696	$(683)	$(28,690,350)	$(3,981,442)

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow

	For the Year Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,006,245)	$(2,621,271)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash interest expense related to conversion feature of notes payable	4,551,795	651,989
Unrealized loss on derivative liabilities-note conversion feature	2,959,471	(221,809)
Amortization and impairment	4,674,712	-
Gain on extinguishment of debt	(2,701,378)	-
Changes in operating assets and liabilities:
Accounts receivable - related party	(10,000)	-
Loan receivable	63,115	16,131
Prepaid expenses	-	-
Accounts payable and accrued liabilities	1,023,888	13,164
Accounts payable-related parties	78,447	-
Notes payable, interest	(632,509)	151,161
Net cash provided by ( used in) operating activities	1,296	(2,010,636)

Cash flows from financing activities:
Proceeds from notes payable	-	1,978,000
Proceeds from short-term notes payable	-	-
Proceeds from Loan	-	-
Repayment of short-term notes payable	-	-
Repayment of convertible notes payable	-	-
Common stock issued for cash	-	-
Capital contribution from a related party	1,000	32,000
Net cash provided by (used in) financing activities	1,000	2,010,000

Net increase in cash and cash equivalents	2,296	(636)
Cash and cash equivalents at beginning of year	0	636
Cash and cash equivalents at end of year	$2,296	$0

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of assets	$500,000	$-
Notes issued to acquire intangible asset	$2,374,712	$-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Golden Matrix Group, Inc. (“GMGI” or the “Company”), a Nevada corporation, formed on June 4, 2008, under the name Ibex Resources Corp., has a global presence with offices in Las Vegas Nevada and Sydney Australia. GMGI’s sophisticated social gaming software supports multiple languages including English and Chinese.

The accompanying consolidated financial statements of GMGI include the accounts of GMGI and its wholly-owned subsidiary, companies IRC Exploration Ltd., (‘IRC”) a company incorporated in Alberta, Canada on August 1, 2008; Northern Bonanza Inc., (‘NBI”) a company incorporated in Ontario, Canada on June 30, 2010; Source Bonanza LLC, (“SB”) a Limited Liability Company incorporated in Nevada, USA on June 18, 2010; and Vulture Gold LLC (“Vulture”), a Nevada Limited Liability Company which was acquired on August 7, 2010, and have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. All intercompany balances have been eliminated.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a net working capital deficit of $3,981,442 at July 31, 2016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its gambling business.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2016 and 2015, there were no allowances for doubtful accounts.

Long Lived Assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of its carrying amount or fair value less cost to sell.

Intangible Assets

Intangible assets consist of expenditures for domain names and certain intellectual properties acquired for an online horse racing product the Company is developing. The intangible assets are recorded at cost and amortized over its estimated useful life of 3 years.

Derivative Instruments

Derivatives are measured at their fair value on the balance sheet. In determining the appropriate fair value, the Company uses the Black-Scholes-Merton option pricing model. Changes in fair value are recorded in the statement of operations.

Debt Discount

Debt discount is amortized over the term of the related debt using the effective interest rate method.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments include cash, accounts payable and accrued liabilities, notes payable, convertible notes payable, advances from shareholder, and derivative liabilities. The carrying values of these financial instruments approximate their fair value due to their short-term nature. The derivative liabilities are stated at their fair value as a level 3 measurement. The Company used a Black-Scholes model to determine the fair values of these derivative liabilities.

Stock-Based Compensation

Stock-based compensation expense is recorded for stock and stock options awarded in return for services rendered. The expense is measured at the grant-date fair value of the award and recognized as compensation expense on a straight-line basis over the service period, which is typically the vesting period. The Company estimates forfeitures that it expects will occur and records expense based upon the number of awards expected to vest.

Income Taxes

Deferred income taxes reflect the net effect of (a) temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed similar to basic income per share except that the denominator is increased to include the number of common stock equivalents. Common stock equivalents represent the dilutive effect of the assumed exercise of any outstanding stock equivalents, using the treasury stock method, at either the beginning of the respective period represented or the date of issuance, whatever is late, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

There are no common stock equivalents outstanding and, thus, diluted and basic loss per share is the same.

Subsequent Events

GMGI evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recently Issued Accounting Standards

In May 2014, a pronouncement was issued that creates common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards. The new guidance supersedes most preexisting revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with an option to adopt the standard one year earlier. The new standard is to be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE ASSETS

On November 6, 2015 and December 7, 2015, the Company purchased 100% interest in the intellectual property “We Buy Gold.” The Company expects the intellectual property to bring value to the Company for the first three years of its service and as such the property is classified as a definitive asset and is amortized over a 3-year period. During the year ended July 31, 2016, management evaluated the carrying value on the intellectual property “We Buy Gold.” and recorded an impairment of $1,800,000 due to uncertain recoverability.

On February 22, 2016 the Company entered into a Know-How and Asset Purchase Agreement with Luxor Capital, LLC, whereby the Company acquired Gaming IP and know-how. The purchase price for these assets consisted of a convertible note in the amount of $2,874,712, included $2,374,712 payable to Luxor Capital, LLC and 1,666,667 shares of the Company’s common stock. During the year ended July 31, 2016, management evaluated the carrying value on the intellectual property and recorded an impairment of $2,874,712 due to uncertain recoverability.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly owned by Anthony Goodman. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 1,666,667 shares of common stock have been issued to Luxor Capital, LLC and its designed party.

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice. As of July 31, 2016, the Company has a $78,447 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. As of July 31, 2016, the Company had a $10,000 accounts receivable to Globaltech.

On July 31, 2016, the Company and Edward Aruda, Grid Petroleum Corp entered into a Cancellation and Release Agreement. In terms of Cancellation and Release Agreement, Edward Aruda and Grid Petroleum Corp agreed to cancel the amount with the Company totaling $54,820.

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

During the year ended July 31, 2016 and 2015, the Company recorded consulting fees of $44,000 and $32,000 owed to Edward Aruda. As of July 31, 2016 and 2015, due to related party includes $10,820 (July 31, 2014 - $10,820), owing to Grid Petroleum Corp.

On July 31, 2016, the Company and Edward Aruda, Grid Petroleum Corp entered into a Cancellation and Release Agreement. In terms of Cancellation and Release Agreement, Edward Aruda and Grid Petroleum Corp agreed to cancel the amount with the Company totaling $54,820.

On April 1, 2016, the Company entered a services agreement with Articulate Pty Ltd (“Articulate”), a company owned by the chief executive officer. Articulate provided accounting, customer supporting and programming services to the Company, the Company will pay Articulate $4,500 per month for the first 3 months and $9,000 per month from the fourth month.

As of July 31, 2016 and 2015, the Company had accounts payable of $78,447 and $0, respectively, to its chief executive officer and Articulate for reimbursement of expenses and compensation.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology.

As of July 31, 2016, the Company had accounts receivable of $10,000 to Globaltech.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable

Convertible notes payable at July 31, 2016 and 2015 consisted of the following:

	July 31,	July 31,
	2016	2015
Promissory Note #2	30,000	30,000
Promissory Note #5	-	12,000
Promissory Note #6	-	11,774
Promissory Note #11	-	57,500
Promissory Note #12	-	7,500
Promissory Note #13	-	7,500
Promissory Note #14	-	11,000
Promissory Note #15	-	7,500
Promissory Note #16	-	11,000
Promissory Note #17	-	7,500
Promissory Note #18	-	11,000
Promissory Note #19	-	7,500
Promissory Note #20	-	1,000
Promissory Note #21	-	11,000
Promissory Note #22	-	7,500
Promissory Note #23	-	16,000
Promissory Note #25	-	7,500
Promissory Note #26	-	7,000
Promissory Note #27	-	7,500
Promissory Note #28	-	16,000
Promissory Note #29	-	7,500
Promissory Note #30	-	16,000
Promissory Note #31	23,741	26,500
Promissory Note #34	-	7,500
Promissory Note #35	-	16,000
Promissory Note #36	-	7,500
Promissory Note #37	-	11,500
Promissory Note #39	17,969	23,995
Promissory Note #42	13,955	24,000
Promissory Note #44	25,000	25,000
Promissory Note #45	28,285	40,000
Promissory Note #46	33,000	33,000
Promissory Note #49	-	360,000
Promissory Note #50	313,145	360,000
Promissory Note #51	-	174,510
Promissory Note #52	221,495	240,000
Promissory Note #53	-	150,000
Promissory Note #54	-	75,000
Promissory Note #55	-	75,000
Promissory Note #56	-	75,000
Promissory Note #57	-	140,000
Promissory Note #58	-	140,000
Promissory Note #59	219,460	240,000
Promissory Note #68	1,045,712	-
Notes payable, principal	$1,962,212	$2,523,279
Debt discount	(277,798)	(161,374)
Notes payable, net of discount	1,679,414	2,361,905
Accrued interest	259,169	209,187
Total notes payable	$1,938,583	$2,571,092

Promissory Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000 common shares of the Company.

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

On May 25, 2016, the Company and Direct Capital Group, Inc. (“Direct”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $12,000 accrued interest of $9,352 and a derivative liability of $13,629 was recorded.

In terms of Cancellation and Release Agreement, Direct agreed to cancel the convertible promissory note with the Company totaling $21,352. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #6

On December 18, 2012, the Company converted a loan payable of $11,774 to a convertible promissory note. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 18, 2013. Any principal amount not paid by the maturity date bears interest at 22% per annum.

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $11,774 accrued interest of $7,812 and a derivative liability of $13,372 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $19,586. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Dhugald Pinchin entered into a Cancellation and Release Agreement. As of May 25, 2016, accrued interest of $23,725 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $23,725. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes

Promissory Note #12

On June 30, 2013 the Company entered into a Convertible Promissory Note with Dhugald Pinchin in the sum of $7,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on December 31, 2013. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On August 8, 2015, the Company transferred the note to Direct Capital Group, Inc.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $4,217 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $11,717. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $4,077 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $11,577. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $11,000 and accrued interest of $5,973 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $16,973. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,937 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $11,437. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $11,000 and accrued interest of $5,780 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $16,780. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,807 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $11,307. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $11,000 and accrued interest of $5,577 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $16,577. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,669 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $11,169. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #20

On November 1, 2013 the Company entered into a Convertible Promissory Note with Syndication Capital, LLC (“Syndication “) in the sum of $176,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 1, 2014. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933.

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

On July 9, 2014, a replacement note was issued and the principal balance of $75,000 was transferred LG Capital, LLC.

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $1,000 and accrued interest of $11,688 was recorded.

In terms of Cancellation and Release agreement Syndication agreed to cancel the convertible promissory note with the Company totaling $12,688. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Syndication that Syndication shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Syndication under those Convertible Notes and Syndication shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $11,000 and accrued interest of $5,373 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $16,373. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,534 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $11,034. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $16,000 and accrued interest of $7,524was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $23,524. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,394 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $10,894. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,000 and accrued interest of $3,164 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $10,164. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,254 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $10,754. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $16,000 and accrued interest of $6,929 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $22,929. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $3,127 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $10,627. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $16,000 and accrued interest of $6,643 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $22,643. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. During the year ended July 31, 2016, the Company issued 2,481,206 shares of common stock for the conversion of this note of $2,759 and $493 accrued interest.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $42,734 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2016, the Company recorded a gain of $643 (the year ended July 31, 2015–loss of $10,671) due to the change in value of the derivative liability during the period, and debt discount of $0 (the year ended July 31, 2015 $0) was accreted to the statement of operations.

As of July 31, 2016, principal balance of $23,741 (July 31, 2015 - $26,500), accrued interest of $9,956 (July 31, 2015 - $4,490), debt discount of $0 (July 31, 2015 - $0) and derivative liability of $42,734 (July 31, 2015 - $53,000) was recorded.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $2,982 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $10,482. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $16,000 and accrued interest of $6,351 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $22,351. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $7,500 and accrued interest of $2,843 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $10,343. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $11,500 and accrued interest of $4,981 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $16,481. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2016, the Company issued 6,451,659 shares of common stock for the conversion of this note in the amount of $11,026.

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

During the year ended July 31, 2016, the Company recorded a loss of $7,195 (July 31, 2015 a gain of $9,334) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of July 31, 2016, principal balance of $12,969 (July 31, 2015 $23,995), accrued interest of $6,280 (July 31, 2015 $2,731), and derivative liability of $23,345 (July 31, 2015 $39,992) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2016, the Company issued 2,222,398 shares of common stock for the conversion of this note in the amount of $10,045 and accrued interest of $964.

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

During the year ended July 31, 2016, the Company recorded a loss of $7,779 (July 31, 2015 a gain of $23,091) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of July 31, 2016, principal balance of $13,955 (July 31, 2015 - $24,000), accrued interest of $4,432 (July 31, 2015 $2,546), and derivative liability of $25,119 (July 31, 2015 $40,000) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2016, the Company accrued $6,811 (July 31, 2015 - $74) in interest expense.

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

During the year ended July 31, 2016, the Company recorded a loss of $3,332 (July 31, 2015 loss of $942) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

As of July 31, 2016, principal balance of $25,000 (July 31, 2015 - $25,000), accrued interest of $6,329 (July 31, 2015 - $2,318), and derivative liability of $44,999 (July 31, 2015 $41,667) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC. The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default. During the year ended July 31, 2016, the Company issued 285,896 shares of common stock for the conversion of this note in the amount of $11,715 and accrued interest of $1,419.

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

During the year ended July 31, 2016, the Company recorded a loss of $13,517 (July 31, 2015 gain of $55,710) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $75,000 was accreted to the statement of operations.

As of July 31, 2016, principal balance of $28,285 (July 31, 2015 $40,000) accrued interest of $7,564 (July 31, 2015 - $3,588), and a derivative liability of $50,912 (July 31, 2015 $80,000) was recorded.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the year ended July 31, 2016, the Company accrued $8,253 (July 31, 2015 $2,799) in interest expense.

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

During the year ended July 31, 2016, the Company recorded a gain of $6,600 (July 31, 2015 gain of $64,556) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $33,000 was accreted to the statement of operations.

As of July 31, 2016, principal balance of $33,000 (July 31, 2015 $33,000), accrued interest of $8,253 (July 31, 2015 - $2,958), and derivative liability of $59,400 (July 31, 2015 $66,000) was recorded.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $360,000 and accrued interest of $83,579 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $443,579. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

During the year ended July 31, 2016, the Company issued 50,061,817 common shares upon the conversion of $46,855 in principal.

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

As of July 31, 2016, principal balance of $313,145 (July 31, 2015 $360,000) and accrued interest of $96,092 (July 31, 2015 $20,870) was recorded.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $147,773 and accrued interest of $27,510 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $175,283. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On April 30, 2015, interest expense relating to the beneficial conversion feature of this convertible note of $240,000 was recorded in the financial statements, with a corresponding increase to additional paid in capital. During the year ended July 31, 2016, debt discount of $0 (July 31, 2015 - $120,656) was accreted to the statement of operations.

On January 19, 2016, the note was reassigned to Rockwell Capital Partners. At any time the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”. On 18th April 2016, Rockwell Capital Partners reassigned $165,000 of the original note back to Direct Capital Group, Inc.

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

During the year ended July 31, 2016, the Company recorded a gain of $11,581 due to the change in value of the derivative liability during the period, and debt discount of $0 (ended July 31, 2015 $119,344) was accreted to the statement of operations.

During the year ended July 31, 2016, the Company issued 4,432,534 common shares upon the conversion of $28,054 in principal, and $78,915 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of July 31, 2016, principal balance of $211,945 (July 31, 2015 $240,000), accrued interest of $43,691 (July 31, 2015 $4,839), and derivative liability of $381,504 was recorded.

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

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $150,000 and accrued interest of $15,682 and derivative liability $900,000 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $165,682. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $75,000, accrued interest of $7,841 and derivative liability $450,000 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $82,841. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #55

On May 1, 2015 the Company received funding pursuant to a convertible promissory note in the amount of $75,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on November 1, 2015. Any principal amount not paid by the maturity date bears interest at 12% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $176,749being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $75,000, accrued interest of $7,841 and derivative liability $450,000 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $82,841. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $75,000, accrued interest of $7,841 and derivative liability $450,000 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $82,841. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $140,000, accrued interest of $14,637 and derivative liability $840,000 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $154,637. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Xploration, Inc. (“Xploration”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $140,000, accrued interest of $14,637 and derivative liability $840,000 was recorded.

In terms of Cancellation and Release agreement Xploration agreed to cancel the convertible promissory note with the Company totaling $154,637. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Xploration that Xploration shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Xploration under those Convertible Notes and Xploration shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par$0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On July 21, 2016, $25,000 was reassigned to Istvan Elek. At any time the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

During the year ended July 31, 2016, the Company issued 16,331,732 common shares upon the conversion of $20,540 in principal.

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

As of July 31, 2016, principal balance of $219,460 (July 31, 2015 $0) and accrued interest of $25,198 (July 31, 2015 $0) was recorded.

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

On May 25, 2016, the Company and Santa Rose Resource. (“Santa Rose”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $57,500 was recorded.

In terms of Cancellation and Release agreement Santa Rose agreed to cancel the convertible promissory note with the Company totaling $57,500. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Santa Rose that Santa Rose shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Santa Rose under those Convertible Notes and Santa Rose shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $240,000 and accrued interest of $10,363 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $250,363. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $150,000, accrued interest of $6,444 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $156,444. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Xploration, Inc. (“Xploration”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $140,000, accrued interest of $6,014 was recorded.

In terms of Cancellation and Release agreement Xploration agreed to cancel the convertible promissory note with the Company totaling $146,014. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Xploration that Xploration shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Xploration under those Convertible Notes and Xploration shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $80,000 and accrued interest of $3,437 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $83,437. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $80,000 and accrued interest of $2,911 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $82,911. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Direct entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $80,000 and accrued interest of $2,350 was recorded.

In terms of Cancellation and Release agreement Direct agreed to cancel the convertible promissory note with the Company totaling $82,350. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

On May 25, 2016, the Company and Rider Capital Group, Inc. (“Rider”) entered into a Cancellation and Release Agreement. As of May 25, 2016, principal balance of $75,000, accrued interest of $1,726 was recorded.

In terms of Cancellation and Release agreement Rider agreed to cancel the convertible promissory note with the Company totaling $76,726. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Rider that Rider shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Rider under those Convertible Notes and Rider shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

Promissory Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC (“Luxor”) in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017. During the year ended July 31, 2016, Luxor converted $1,329,000 of this note to 305,385,996 shares of common stock.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $1,662,243 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended July 31, 2016, the Company recorded a loss of $557,781 (July 31, 2016 $0) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $1,384,443 was accreted to the statement of operations.

As of July 31, 2016, principal balance of $1,045,712 (July 31, 2015 - $0) and accrued interest of $50,569 (July 31, 2015 - $0), and derivative liability of $1,293,740 was recorded.

Debt Discount

The table below presents the changes of the debt discount during the years ended July 31, 2016 and 2015:

Amount

July 31, 2015	$161,374
Additions	2,142,243
Amortization	(2,025,819)
July 31, 2016	277,798

Loans from shareholders

During the year ended July 31, 2016, the Company received a loan of $1,000 from its officer to open a new bank account.

NOTE 7 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 6 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

During the years ended July 31, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $3,085,745 and $279,167 respectively. During the years ended July 31, 2016 and 2015, $1,490,608 and $96,990 respectively of convertible notes payable and accrued interest was converted into common stock of the Company. For the years ended July 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $5,570,955 and $214,648 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the years ended July 31, 2016 and 2015, the Company recognized a loss of $4,102,907 and gain of $221,809 respectively, based on the change in fair value (mark-to market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

The following table provides a summary of the changes in fair value of the derivative financial instruments measured at fair value on a recurring basis using significant unobservable inputs:

	July 31, 2016	July 31, 2015
Balance, beginning of period	$322,029	$479,320
Initial recognition of derivative liability	3,754,182	279,167
Conversion of derivative liability	(5,095,929)	(214,648)
Market-to-Market adjustment to fair value	2,959,473	(221,809)
Balance, end of period	1,939,753	322,029

NOTE 8 – COMMON STOCK

The Company is authorized to issue 2,980,000,000 shares of its $0.00001 par value common stock.

On October 15, 2015, the Company effectuated a 1 for 2,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 3,472,433,130 prior to the reverse split to 1,736,217 following the reverse split. An additional 1,043 shares were issued due to no fractional shares used as a result of the reverse stock split.

On November 6, 2015, the Company purchased all data and rights to the "We Buy Gold" website from Santa Rosa Resources. The Company issued 33,334 shares of common stock on November 6, 2015 and 33,334 shares of common stock on December 7, 2015, with a total value equal to $1,800,000, based on the market price of common stock on November 6, 2015 and December 7, 2015 was $23.88 and $29.85 respectively.

On March 9, 2016, the Company's Board of Directors approved 1 for 1,500 reverse split for the Company's authorized, issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

During the year ended July 31, 2015, the Company issued 680 common shares upon the conversion of $96,990 in principal and interest of promissory notes into common stock.

During the year ended July 31, 2016, the Company issued 389,669,609 common shares upon the conversion of $1,487,932 in principal and $2,876 interest of promissory notes into common stock.

As of July 31, 2016, 2,980,000,000 common shares of par value $0.00001 were authorized, of which 389,670,767 shares were issued and outstanding.

NOTE 9 – PREFERRED STOCK

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

As of July 31, 2016, 20,000,000 Series B preferred shares of par value $0.00001 were authorized, of which 1,000 Series B shares were issued and outstanding, (0 preferred shares issued and outstanding as of July 31, 2015).

NOTE 10 – INCOME TAXES

No net provision for refundable federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized. Additionally, as a result of the change in control in common stock transactions, the utilization of some or all of the net operating losses may be restricted as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 11 – CONCENTRATIONS

The Company’s revenues for the year ended July 31, 2016 were from one customer. As of July 31, 2016, the aggregate amount due from the customer was $20,000, which included $10,000 receivable for expenses paid on behalf of one customer.

As of July 31, 2014, the Company’s revenue was $0.

NOTE 12 – RELATED PARTY REVENUE

All of the Company's revenues for the year ended July 31, 2016 were from Globaltech Software Services LLC, a Company owned by the chief executive officer in which the Company agreed to provide the rights of usage to its credit management system, social gaming systems and technology.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On July 1, 2013, the Company entered into a lease agreement for office space in Sydney Australia with Articulate Pty Ltd a company wholly owned and controlled by Anthony Brian Goodman the CEO. Rent contribution is $1,500 per month.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to July 31, 2016, the Company issued 827,159,119 shares of common stock for the conversion of various convertible notes as follows:

Note holder	Share Issued	Principal Converted	Accrued Interest Converted
Adar Bays	93,070,925	$13,363	$4,377
LG	100,525,000	3,480	1,546
Rockwell	365,000,000	27,250	-
Union	268,563,194	19,125	4,486
Total	827,159,119	$63,218	$10,409

On September 20, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group Inc., as well as N600PG, LLC to extinguish the convertible promissory notes in total value of $822,754. Upon further evaluation of the notes which had been extinguished on May 25, 2016, in exchange for Oil Asset held in the former Source Gold Corp, it was determined by the Company, Golden Matrix Group, Inc., acknowledged and agreed to by Direct Capital Group and N600 PG, LLC that exchanging the oil and mining exploration assets for their outstanding notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended July 31, 2016 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

■	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

■

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

■

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2016. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at July 31, 2016:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

■	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

■	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

■	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position

Anthony Brian Goodman	57	President, Chief Executive Officer, Secretary Treasurer, and Chairman of the Board of Directors.

Weiting Feng	33	Chief Financial Officer and Director

Biographical Information of Directors and Officers

Brian Goodman: Mr. Goodman was appointed as President, Chief Executive Officer, Chief Financial Officer and Director on February 18, 2016. He has over 20 years of senior management and business development experience with technology and the internet gaming industry. Mr. Goodman’s online gaming experience in start-up casino and poker operations includes the use of leading gaming software platforms such as Boss Media, Playtech Ltd, and Real Time Gaming. He has in depth knowledge and understanding of the statistical workings and configurations of online games and loyalty systems and has established an international reputation for his expertise, has a wide network of key relationships, and is well known and respected in the online gaming world.

Weiting Feng: Ms. Feng was appointed as a Chief Financial Officer and Directo on February 18, 2016. She holds a Masters of Commerce Degree; she has worked in the financial arena for more than 10 years. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as preparing the Notes and the MD&A in conjunction with vast experience in dealing with compliance and regulations with particular respect to the SEC and FINRA.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Significant Employees and Consultants

We have no employees other than our executive officer. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through professionals and consultants on an as needed contract basis.

Conflicts of Interest

Although Messrs. Goodman and Miss Feng do not work with technology companies or gaming companies other than ours, they may do so in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Goodman and Miss Feng, other than a requirement that any deemed conflict is discussed at Board of Director meetings and reflected in the Board of Directors minutes.

Committees of the Board of Directors

We do not have any separately constituted committees.

Audit & Risk Management Committee

We do not have a separately constituted Audit & Risk management Committee. The Board has determined that because of the small size of the Board, Directors would comprise the Audit and Risk Management Committee.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

There are no family relationships among directors or executive officers of the Company.

Directors’ and Officers’ Liability Insurance

GMGI does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Anthony B. Goodman	2016	13,500	-	-	13,500
President, Chief Executive Officer, Secretary, Treasurer and Chairman	2015	-	-	-	-

Weiting Feng	2016	13,500	-	-	13,500
Chief Financial Officer and Director	2015	-	-	-	-

Edward J. Aruda	2016	32,000	-	-	32,000
President, Treasurer, Secretary, & Director (Resigned on February 18, 2016)	2015	12,000	-	-	12,000

(1)   Fees for consulting services.

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors has the primary responsibility for considering and determining the amount of Director compensation.

The following summarizes amounts earned by each Director in the fiscal years ended July 31, 2016 were listed in the summary compensation table.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the years ended July 31, 2016 and 2015.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 31, 2016 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103.

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)	Percent Owned (1)

Common Stock	Brian Goodman	President, Chief Executive Officer, Secretary, Treasurer and Chairman	306,719,330	78.71%

Common Stock	Weiting Feng	Chief Financial Officer and Director	-	-%

Total			306,719,330	78.71%

_________

(1) Applicable percentage of ownership is based on 389,670,767 total shares comprised of our common stock outstanding (as defined below) as of July 31, 2016. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of July 31, 2016 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 2 shares held by Luxor Capital LLC a company wholly owned by Messrs. Goodman.

Item 13. Certain Relationships and Related Transactions, and Director Independence Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or executive officers;

•	Any person proposed as a nominee for election as a director;

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•	Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons;

•	Any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our Company

As of July 31, 2016 and 2015, the Company had accounts payable of $78,447 and $0 to Articulate, a company wholly owned by the chief executive officer for reimbursement of expense, compensation, and liabilities.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. As of July 31, 2016, the Company had a $10,000 accounts receivable to Globaltech.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2016	2015
Audit Fees	$22,921	$20,508
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$22,921	$20,508

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 50 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc. *

3.2	Bylaws of Golden Matrix Group, Inc.

14.1	Code of Ethics**

31.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed as an exhibit to our registration statement on Form SB-2 filed June 11, 2007 and incorporated herein by this reference.

** Filed as an exhibit to our report on Form 10-K for the financial period ended March 31, 2008 and incorporated herein by reference.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

November 15, 2016	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	President	November 15, 2016

/s/ Weiting Feng
Weiting Feng	Director	November 15, 2016

