Form 10-Q
period 2016-10-31
Golden Matrix Group, Inc.
filed 2016-12-19
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of December 12, 2016, there were 1,524,597,419 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP, INC.*

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC.
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	October 31, 2016	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$3,652	$2,296
Accounts receivable – related party	27,500	10,000
Total current assets	31,152	12,296
TOTAL ASSETS	$31,152	$12,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,954	$35,945
Accounts payable – related party	165,975	78,447
Advance from shareholders	1,000	1,000
Notes payable interest	107,507	259,169
Notes payable, net of discount	1,251,244	1,679,414
Derivative liabilities- note conversion features	1,016,794	1,939,753
Total Current liabilities	2,567,474	3,993,737
TOTAL LIABILITIES	$2,567,474	$3,993,737

Shareholder's equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized; none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 2,980,000,000 shares authorized; 1,216,829,886 and 389,670,767 shares issued and outstanding, respectively	12,168	3,987
Additional paid in capital	24,886,871	24,705,694
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(27,434,677)	(28,690,350)
Total shareholders' equity	(2,536,321)	(3,981,442)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31,152	$12,296

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended
	October 31,
	2016	2015

Sales	$30,000	$-
Costs and expenses	-	-
Accounting and audit fees	5,000	3,591
G&A expenses	72,728	216,000
Management fees	-	30,000
Professional fees	9,944	1,646
Total operating expenses	(87,672)	(251,237)
Loss from operations	(57,672)	(251,237)

Other income (expense)
Other income	-	-
Gain on extinguishment of debt	806,867	-
Fair value change of derivative liability	807,141	194,922
Interest on convertible notes	(300,663)	(1,575,567)
Total other income (expense)	1,313,345	(1,631,882)

Net Income (Loss)	$1,255,673	$(1,631,882)

Per share information
Basic, weighted number of common
shares outstanding (1)	740,905,899	1,158
Net profit/(loss) per common share	0.0017	(1,409.85)

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	October 30,
	2016	2015
Operating activities:
Net Income (Loss)	1,255,673	(1,631,882)
Adjustment to reconcile net loss to net cash in operating activities
Convertible debt interest expense	300,663	1,486,647
Loss from change in fair value of derivative liability	(807,141)	(194,992)
Gain on extinguishment of debt	(806,867)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,500)	-
(Increase) decrease in loans receivable	-	7,081
(Decrease) increase in accounts payable and accrued liabilities	(11,000)	(1,844)
(Decrease) increase in accounts payable – related party	87,528	-
(Decrease) increase in notes payable, interest	-	88,920
Net cash provided (used) in operating activities	1,356	(246,000)

Investing activities:
Purchase of computer equipment	-	-
Purchase of intangible assets	-	-
Net cash flows used in investing activities	-	-

Financing activities:
Bank overdraft	-	-
Proceeds from notes payable	-	240,000
Due to related party	-	6,000
Proceeds from loan payable	-	-
Common stock issued for asset purchase	-	-
Net cash provided by financing activities	-	246,000

Change in cash and cash equivalents	1,356	-
Cash and cash equivalents at the beginning of the period	2,296	-
Cash and cash equivalents at the end of the period	$3,652	$-

Supplementary disclosure for non-cash investing and financing activities
Shares issued for mineral property	$-	$-

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company business at the time was mining and exploration of mineral properties. On August 31, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflected the changing direction of the Company business to software technology.

The accompanying unaudited interim consolidated financial statements of Golden Matrix Group, Inc. (“GMGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended July 31, 2016 on Form 10-K filed on November 15, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended July 31, 2016 have been omitted.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2016 and July 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current period presentation.

Recent Issued Accounting Pronouncements

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

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements.The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to therights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarilywill depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financialstatement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard iseffective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period,with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company iscurrently evaluating the impact of the new pronouncement on its financial statements.

GMGI’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a loss from operationof $57,672 for the three months ended October 31, 2016.  The Company had a working capital deficit and stockholders’ deficit of $2,536,321 and $2,536,321 respectively, at October 31, 2016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at October 31, 2016 and July 31, 2016 consisted of the following:

	October 31,	July 31,
	2016	2016

Promissory Note #2	30,000	30,000
Promissory Note #31	20,261	23,741
Promissory Note #39	-	12,969
Promissory Note #42	430	13,955
Promissory Note #44	19,400	25,000
Promissory Note #45	28,285	28,285
Promissory Note #46	33,000	33,000
Promissory Note #50	-	313,145
Promissory Note #52	19,696	211,945
Promissory Note #59	54,460	219,460
Promissory Note #68	1,045,712	1,045,712
Notes payable, principal	$1,251,244	$1,957,212
Debt discount	-	(277,798)
Notes payable, net of discount	1,251,244	1,679,414
Accrued interest	107,507	259,169
Total notes payable	$1,358,751	$1,938,583

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

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. During the three months ended October 31, 2016, the Company accrued $1,355 (October 31, 2015 $1,603) in interest expense.

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

During the three months ended October 31, 2016, the Company recorded a gain of $14,393 (three months ended October 31, 2015 a gain of $12) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended October 31, 2015 $0 ) was accreted to the statement of operations.

During three months ended October 31, 2016, the Company issued 100,525,000 common shares upon the conversion of $3,480 in principal and $1,546 in interest, $8,080 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of October 31, 2016, principal balance of $20,261 (October 31, 2015 $26,500), accrued interest of $9,765 (October 31, 2015 - $6,093),debt discount of $0 (October 31, 2015 $0) and derivative liability of $20,261 (October 31, 2015 $52,988) was recorded.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2016, the Company accrued $325 (October 31, 2015 $968) in interest expense.

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

During the three months ended October 31, 2016, the Company recorded a gain of $7,375 (three months ended October 30, 2015 a gain of $10) due to the change in value of the derivative liability during the period.

During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During three months ended October 31, 2016, the Company issued 93,070,926 common shares upon the conversion of$12,969 in principal and $4,771 in interest, and $15,969 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of October 31, 2016, principal balance of $0 (October 31, 2015 $23,995), accrued interest of $0 (October 31, 2015 $3,699), and derivative liability of $0 (October 31, 2015 $39,982) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2016, the Company accrued $281 (October 31, 2015 $968) in interest expense.

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

During the three months ended October 31, 2016, the Company recorded a gain of $3,580 (three months ended October 31, 2015 a gain of $10) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the three months ended October 31, 2016, the Company issued 158,219,861 common shares upon the conversion of $13,525 in principal and $3,466 in interest, $21,253 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of October 31, 2016, principal balance of $430 (October 31, 2015 $24,000), accrued interest of $1,824 (October 31, 2015 $3,514), and derivative liability of $286 (October 31, 2015 $39,991) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2016, the Company accrued $655 (October 31, 2015 $1,008) in interest expense.

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

During the threemonths ended October 31, 2016, the Company recorded a gain of $25,500 (three months ended October 31, 2015 a gain of $11) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the three months ended October 31, 2016, the Company issued 110,343,333 common shares upon the conversion of $5,600 in principal and $1,021 in interest, $6,567 of the derivative liability was re-classified as additional paid in capital upon conversion

As of October 31, 2016, principal balance of $19,400 (October 31, 2015 $25,000), accrued interest of $5,963 (October 31, 2015 - $3,326), and derivative liability of $12,932 (October 31, 2015 -$41,656) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap under which Syndication Capital Note #20 for $75,000 was transferred to LG Capital Funding, LLC. The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default. During the three months ended October 31, 2016, the Company accrued $1,141 (October 31, 2015 $1,613) in interest expense.

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

During the three months ended October 31, 2016, the Company recorded a gain of $22,628 (threemonths ended October 31, 2015 a gain of $18) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $75,000 was accreted to the statement of operations.

As of October 31, 2016, principal balance of $28,285 (October 31, 2015 $40,000) accrued interest of $8,705 (October 31, 2015 $5,202), and a derivative liability of $28,284 (October 31, 2015 $79,982) was recorded.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the three months ended October 31, 2016, the Company accrued $1,331 (October 31, 2015 $1,331) in interest expense.

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

During the three months ended October 31, 2016, the Company recorded a gain of $26,400 (three months ended October 31, 2015 a gain of $15) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $33,000 was accreted to the statement of operations.

As of October 31, 2016, principal balance of $33,000 (October 31, 2015 $33,000), accrued interest of $9,584 (October 31, 2015 $4,289), and derivative liability of $33,000 (October 31, 2015 $65,985) was recorded.

Promissory Note #50

On December 31, 2014 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $360,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on July 1, 2015.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par .00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On April 27, 2016, the Company transferred the note to N600PG, LLC. (“N600PG”).

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”) and N600PG, LLC. (“N600PG”). As of September 22, 2016, principal balance of $313,145 accrued interest of $96,092 was recorded.

In terms of Cancellation and Release Agreement, Direct and N600PG agreed to cancel the convertible promissory note with the Company. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

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

During the three months ended October 31, 2016, the Company recorded a gain of $297,857 (October 31, 2015 $0) due to the change in value of the derivative liability during the period, and debt discount of $240,000 (three months ended October 31, 2015 - $0) was accreted to the statement of operations.

During the three months ended October 31, 2016, the Company issued 365,000,000 common shares upon the conversion of $27,250 in principal, and $63,950 of the derivative liability was re-classified as additional paid in capital upon conversion.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). In terms of Cancellation and Release Agreement Directagreed to cancel the convertible promissory note with the Company totaling $198,530. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

As of October 31, 2016, principal balance of $19,696 (October 31, 2015 $240,000) and accrued interest of $3,293 (October 31, 2015 - $9,679), and derivative liability of $19,697 (October 31, 2015 $0) was recorded.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000.  The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2016.  Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time.  The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On July 21, 2016, $25,000 was reassigned to IstvanElek. At any time the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

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

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). In terms of Cancellation and Release Agreement Direct agreed to cancel the convertible promissory note with the Company totaling $183,157. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

As of October 31, 2016, principal balance of $54,460 (October 31, 2015 $240,000) and accrued interest of $1,252 (October 31, 2015 - $4,839), and derivative liability of $10,000 (October 31, 2015 $0) was recorded

Promissory Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017. During the three months ended October 31, 2016, the Company accrued $15,815 (October 31, 2015 - $0) in interest expense.

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

During the three months ended October 31, 2016, the Company recorded a gain of $401,408 (three months ended October 31, 2015 $0) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $1,662,243 was accreted to the statement of operations.

As of October 31, 2016, principal balance of $1,045,712 (October 31, 2015 $0) and accrued interest of $66,384 (October 31, 2015 $0), and derivative liability of $892,332 (October 31, 2015 $0) was recorded.

NOTE 4 - DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the three months ended October 31, 2016 and 2015, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $0 and $1,543,607 respectively. During the three months ended October 31, 2016 and 2015, $73,628 and $0 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the three months ended October 31, 2016 and 2015, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $115,819 and $0 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the three months ended October 31, 2016 and 2015, the Company recognized a gain of $807,141 and $194,922 respectively, based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	October 31,	October 31,
	2016	2015

Balance, beginning of period	$1,939,752	$322,029
Initial recognition of derivative liability		1,543,607
Conversion of derivative instruments to Common Stock	(115,819)
Mark-to-Market adjustment to fair value	(807,141)	(194,922)
Balance, end of period	$1,016,792	$1,670,714

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings other than those detailed below that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

NOTE 6 - RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly owned by Anthony Goodman. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 1,666,667 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 1,666,667 shares of common stock have been issued to Luxor Capital, LLC and its designed party.

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice. As of October 31, 2016, the Company has a $165,975 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. As of October 31, 2016, the Company had a $27,500 accounts receivable to Globaltech.

NOTE 7 - EQUITY

Preferred Stock

The Company authorized the creation of 20,000,000 shares of it $0.00001 par value preferred stock.

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

On April 3, 2016, the Company cancelled 1,000 shares of Series B Voting Preferred Stock to Santa Rosa Resources and a new certificate issued in the name of Luxor Capital LLC in the amount of 1,000 Series B shares.

As of October 31, 2016, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, ( 0 shares as of October 31, 2015), 1,000 Series B shares were issued and outstanding, (1,000 preferred shares issued and outstanding as of October 31, 2015).

Common Stock

The Company authorized the creation of 2,980,000,000 shares of its $0.00001 par value common stock.

On October 15, 2015, the Company effectuated a 1 for 2,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 3,472,433,130 prior to the reverse split to 1,736,217 following the reverse split. An additional 1,043 shares were issued due to no fractional shares used as a result of the reverse stock split.

On November 6, 2015, the Company purchased all data and rights to the “We Buy Gold” website from Santa Rosa Resources. The Company issued 33,334 shares of common stock on November 6, 2015 and 33,334 shares of common stock on December 7, 2015, with a total value equal to $1,800,000.

On March 9, 2016, the Company’s Board of Directors approved 1 for 1,500 reverse split for the Company’s authorized, issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

During the three months ended October 30, 2016, the Company issued 827,159,119 shares of common stock for the conversion of various convertible notes of $62,824 in principal and $10,804 in interest (see Note 4).

As of October 31, 2016, 2,980,000,000 common shares of par value $0.00001 were authorized, of which 1,216,829,886 shares were issued and outstanding.

NOTE 8 - CONCERNTRATION

The Company’s revenues for the three months ended October 31, 2016 were from onerelated party. As of October 31, 2016, the aggregate amount due from this related party was $27,500.

All of the Company’s revenues for the three month ended October 31, 2016 were from Globaltech Software Services LLC, a Company owned by the chief executive officer in which the Company agreed to provide the rights of usage to its credit management system, social gaming systems and technology.

NOTE 9 - SEBSEQUENT EVENT

On December 5, 2016, the Company’s Board of Director approved a reverse split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.00001, at a ratio of 150:1, such that every 150 shares of common stock becomes 1 shares of common stock, reducing the number of authorized shares to 19.87 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended October 31, 2016. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2016 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

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

On February 18, 2016, Edward Aruda, our Chief Executive Officer, Secretary, Treasurer and Director tendered his resignation as CEO, Secretary and Treasurer. On April 8, 2016 Edward Aruda announced his resignation as a Director of the Company. Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company. Also on February 18, 2016, the Board of Directors appointed Mr. Anthony Brian Goodman Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and appointed Ms. Weiting Feng as Chief Financial Officer and Director of the Company.

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

On March 9, 2016, the Company's Board of Directors approved 1 for 1,500 reverse split for the Company'sissued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

On April 1, 2016, the Company entered a services agreement with Articulate Pty Ltd (“Articulate”), to assist the Company in developing, marketing, and supporting services.

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, whom held notes pursuant to agreements made with previous management, in the amount totaling $ 2,693,697, and in exchange for the return of mining claims held by the Company.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. This agreement not only brings operating revenue to the Company, but also solidifies the expertise in the social gaming market.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, whom held notes pursuant to agreements made with previous management, in the amount totaling $709,336, and in exchange for the return of mining claims held by the Company.The Company no longer has any mining Assets. All Mining Claims and Assets were disposed of, or transferred in exchange of the cancellation of Convertible Notes held by various Note Holders.

Plan of Operation

GMGI has changed the direction of the Company business to focus on software technology.

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

Results of Operations

Three months ended October 31, 2016 compared to the three months ended October 31, 2015.

Revenues

We generated $30,000 revenues during the three months ended October 31, 2016 compared to $0 for the three months ended October 31, 2015. Revenues for the three months ended October 31, 2016 was related to the social online gaming systems provided to customers.

Operating Expenses

Operating expenses for the three months ended October 31, 2016 and October 31, 2015 were $87,672 and $251,237, respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The increase was primarily attributable to an increase in general and administrative expenses for normal operations.

Interest Expense

During the three months ended October 31, 2016 and 2015, interest expense was $300,663 and $1,575,567, respectively. The decrease of interest expense was mainly due to cancellation on convertible debt.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $807,141 for the three months ended October 31, 2016 compared to gainof $194,922 for the three months ended October 31, 2015. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We incurred a gain of $1,255,673 and a net loss of $1,631,882 for the three months ended October 30, 2016 and 2015, respectively. The decrease of net loss in 2016 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $3,652 in cash at October 31, 2016.

During the three month ended October 31, 2016, cash provided (used) in operating activities was $1,356 compared to $(246,000) for the three month ended October 31, 2015. The change in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the interest on convertible notes.

During the three months ended October 31, 2016 cash used in investing activities was $0 compared to $0 for the three month ended October 31, 2015.

During the three month ended October 31, 2016, cash provided by financing activitieswas $0 compared to $246,000for the three month ended October 31, 2015.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

There can be no assurance that we will successfully address such risks, expenses and difficulties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On August 30, 2016, the holder of a convertible note converted $5,000 of principal into 8,333,333 shares of common stock.

On September 6, 2016, the holder of a convertible note converted $7,363of principal into 13,634,444 shares of common stock.

On September 6, 2016 the holder of a convertible note converted $5,000 of principal into 20,000,000 shares of common stock.

On September 6, 2016 the holder of a convertible note converted $5,000 of principal and $1,906 of interest into 12,788,444 shares of common stock.

On September 7, 2016 the holder of a convertible note converted $5,000 of principal into 20,000,000 shares of common stock.

On September 9, 2016 the holder of a convertible note converted $2,000 of principal into 20,000,000 shares of common stock.

On September 12, 2016 the holder of a convertible note converted $2,300 of principal and $418 of interest into 22,649,250 shares of common stock.

On September 12, 2016 the holder of a convertible note converted $500 of principal and $2,000 of interest into 23,148,148 shares of common stock.

On September 13, 2016 the holder of a convertible note converted $1,000 of principal into 20,000,000 shares of common stock.

On September 14, 2016 the holder of a convertible note converted $200 of principal and $1,495 of interest into 28,250,000 shares of common stock.

On September 14, 2016 the holder of a convertible note converted $1,400 of principal and $255 of interest into 27,583,167 shares of common stock.

On September 15, 2016 the holder of a convertible note converted $1,550 of principal into 31,000,000 shares of common stock.

On September 16, 2016 the holder of a convertible note converted $1,400 of principal and $256 of interest into 27,593,500 shares of common stock.

On September 19, 2016 the holder of a convertible note converted $300 of principal and $882 of interest into 19,705,000 shares of common stock.

On September 21, 2016 the holder of a convertible note converted $1,600 of principal into 32,000,000 shares of common stock.

On September 21, 2016 the holder of a convertible note converted $1,125 of principal and $496 of interest into 32,427,200 shares of common stock.

On September 22, 2016 the holder of a convertible note converted $1,700 of principal and $313 of interest into 33,543,500 shares of common stock.

On September 23, 2016 the holder of a convertible note converted $1,900 of principal into 38,000,000 shares of common stock.

On September 26, 2016 the holder of a convertible note converted $1,950 of principal into 39,000,000 shares of common stock.

On September 26, 2016 the holder of a convertible note converted $1,725 of principal and $319 of interest into 34,062,000 shares of common stock.

On September 26, 2016 the holder of a convertible note converted $1,175 of principal and $522 of interest into 33,945,600 shares of common stock.

On September 28, 2016 the holder of a convertible note converted $2,350 of principal into 47,000,000 shares of common stock.

On September 28, 2016 the holder of a convertible note converted $1,700 of principal and $315of interest into 33,580,833 shares of common stock.

On September 30, 2016 the holder of a convertible note converted $1,700 of principal and $306 of interest into 33,425,500 shares of common stock.

On September 30, 2016 the holder of a convertible note converted $1,180 of principal and $528 of interest into 34,152,200 shares of common stock.

On October 3, 2016 the holder of a convertible note converted $2,450 of principal into 49,000,000 shares of common stock.

On October 10, 2016 the holder of a convertible note converted $2,450 of principal into 49,000,000 shares of common stock.

On October 10, 2016 the holder of a convertible note converted $2,200 of principal and $400 of interest into 43,337,000 shares of common stock.

2. Subsequent Issuances:

On November 28, 2016 the holder of a convertible note converted $2,050 of principal and $991 accrued interest into 60,814,800 shares of common stock.

On November 29, 2016 the holder of a convertible note converted $3,000 of principal and $579 accrued interest into 59,643,833 shares of common stock.

OnNovember 30, 2016 the holder of a convertible note converted $2,151 of principal and $1,042 accrued interest into 63,867,600 shares of common stock.

On December 6, 2016 the holder of a convertible note converted $2,140 of principal and $1,045 accrued interest into 63,709,800 shares of common stock.

On December 7, 2016 the holder of a convertible note converted $3,000 of principal and $584 accrued interest into 59,731,500 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc. *

3.2	Bylaws of Golden Matrix Group, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________

* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MATRIX GROUP.

Dated: December 14, 2016	By:	/s/ Anthony Goodman
	Name:	Anthony Goodman
	Its:	President, Chief Executive Officer, Secretary, Treasurer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 14, 2016	By:	/s/ Anthony Goodman
	Name:	Anthony Goodman
	Its:	Chief Executive Officer

Dated: December 14, 2016	By:	/s/ Weiting Feng
	Name:	Weiting Feng
	Its:	Chief Financial Officer

