Form 10-Q
period 2017-01-31
Golden Matrix Group, Inc.
filed 2017-03-17
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

(917) 775-9689

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

As of March 13, 2017, there were 70,387,906 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC.
Consolidated Balance Sheets

	As of	As of
	January 31, 2017	July 31, 2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,797	$2,296
Accounts receivable – related party	22,500	10,000
Total current assets	36,297	12,296
TOTAL ASSETS	$36,297	$12,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$38,154	$35,945
Accounts payable – related party	241,135	78,447
Advance from shareholders	1,000	1,000
Accrued interest	122,073	259,169
Convertible notes payable, net of discount	85,999	1,163,569
Convertible notes payable, net– in default	100,245	515,845
Convertible notes payable – related party	795,712	-
Derivative liabilities- note conversion features	648,370	1,939,753
Total Current liabilities	2,032,638	3,993,738
TOTAL LIABILITIES	$2,032,638	$3,993,738

Shareholder's equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized; none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 2,480,000,000 shares authorized; 48,587,906 and 2,597,806 shares issued and outstanding, respectively	486	26
Additional paid in capital	25,265,283	24,709,565
Stock payable	3,360	-
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(27,264,786)	(28,690,350)
Total shareholders' equity (deficit)	(1,996,341)	(3,981,442)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$36,297	$12,296

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2017	2016	2017	2016

Sales- related party	$30,000	$-	$60,000	$-
Costs and expenses
Accounting and audit fees	27,400	1,836	32,400	5,428
Amortization expense	-	9,649	-	9,649
G&A expenses	50,155	565,714	50,299	781,714
G&A expenses- related party	59,702	-	132,286	-
Management fees	-	60,000	-	90,000
Professional fees	13,958	5,518	23,902	7,164
Total operating expenses	(151,215)	(642,717)	(238,887)	(893,954)
Loss from operations	(121,215)	(642,717)	(178,887)	(893,954)

Other income (expense)
Other income	-	21,151	-	21,151
Gain on extinguishment of debt	-	-	806,867	-
Fair value change of derivative liability	337,172	(19,523)	1,144,313	175,399
Interest on convertible notes	(46,066)	(1,017,539)	(346,729)	(2,593,106)
Total other income (expense)	291,106	(1,015,910)	1,604,451	(2,396,555)

Net Income (Loss)	$169,891	$(1,658,627)	1,425,564	$(3,290,509)

Weighted average number of common shares outstanding -Basic	9,935,555	615,289	7,472,027	313,432
Weighted average number of common shares outstanding -Diluted	252,443,800	615,289	248,410,283	313,432
Net income/(loss) per common share – Basic	$0.02	$(2.70)	$0.19	$(10.50)
Net income/(loss) per common share – Diluted	$0.00	$-	$0.01	$-

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	January 31,
	2017	2016
Operating activities:
Net Income (Loss)	1,425,564	(3,290,509)
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	303,170	2,394,699
Gain from change in fair value of derivative liability	(1,144,313)	(175,399)
Gain on extinguishment of debt	(806,867)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,500)	-
(Increase) decrease in loans receivable	-	13,576
(Decrease) increase in accounts payable and accrued liabilities	4,427	(22,136)
(Decrease) increase in accounts payable – related party	162,688	-
(Decrease) increase in accrued interest	41,332	208,056
Net cash provided (used) in operating activities	$(26,499)	$(871,714)

Investing activities:
Purchase of intangible assets	-	(140,351)
Net cash flows used in investing activities	-	(140,351)

Financing activities:
Bank overdraft	-	35
Proceeds from convertible notes payable	38,000	845,000
Due to related party	-	12,000
Proceeds from loan payable	-	5,030
Common stock issued for asset purchase	-	150,000
Net cash provided by financing activities	38,000	1,012,065

Change in cash and cash equivalents	11,501	-
Cash and cash equivalents at the beginning of the period	2,296	-
Cash and cash equivalents at the end of the period	$13,797	$-

Supplementary disclosure for non-cash investing and financing activities
Common stock issued for conversion of debt	$559,538	$60,971
Debt discount from derivative liability	$38,000	$1,375,000

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

Diluted and Basic Loss per Share

Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings per share are computed similar to basic income per share except that the denominator is increased to include the number of c. Common stock equivalents represent the dilutive effect of the assumed exercise of any outstanding stock equivalents, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

Derivative Instruments

We review the terms of the common stock, warrants and convertible debt we issue to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any are then allocated to the host instruments themselves, usually resulting in those instruments being recorded as a discount from their face value.

Derivatives are measured at their fair value on the balance sheet. Changes in fair value are recorded in the statement of operation.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a loss from operation of $178,887 for the six months ended January 31, 2017. The Company had a working capital deficit and stockholders’ deficit of $1,996,341 and $1,996,341 respectively, at January 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at January 31, 2017 and July 31, 2016 consisted of the following:

	January 31,	July 31,
	2017	2016
Promissory Note #2	30,000	30,000
Promissory Note #31- in default	10,320	23,741
Promissory Note #39 - in default	-	12,969
Promissory Note #42 - in default	430	13,955
Promissory Note #44 - in default	13,400	25,000
Promissory Note #45 - in default	28,285	28,285
Promissory Note #46 - in default	33,000	33,000
Promissory Note #50 - in default	-	313,145
Promissory Note #52	14,810	211,945
Promissory Note #59	54,460	219,460
Promissory Note #68-Related party	795,712	1,045,712
Promissory Note #69	38,000	-
Notes payable, principal	$1,018,417	$1,957,212
Debt discount	36,511	(277,798)
Notes payable, net of discount	981,906	1,679,414
Accrued interest	122,073	259,169
Total notes payable	$1,103,979	$1,938,583

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

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015. Any principal amount not paid by the maturity date bears interest at 24% per annum. During the six months ended January 31, 2017, the Company accrued $2,041 (January 31, 2016 $3,206) in interest expense. This note is currently in default.

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

During the six months ended January 31, 2017, the Company recorded a gain of $8,453(six months ended January 31, 2016 a gain of $0) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended October 31, 2015$ 0 ) was accreted to the statement of operations.

During three months ended January 31, 2017, the Company issued 4,733,877 common shares upon the conversion of $13,421 in principal and $6,514 in interest, $28,281 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2017, principal balance of $10,320 (January 31, 2016 $26,500), accrued interest of $5,484 (January 31, 2016 $6,696), debt discount of $0 (January 31, 2016 $0) and derivative liability of $6,000 (January 31, 2016 $53,000) was recorded.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended O January 31, 2017, the Company accrued $325 (October 31, 2015 $1,905) in interest expense.

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

During the six months ended January 31, 2017, the Company recorded a gain of $7,375 (six months ended January 31, 2016 a loss of $6,672) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During six months ended January 31, 2017, the Company issued 620,473 common shares upon the conversion of $12,969 in principal and $4,771 in interest, and $15,969 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2017, principal balance of $0 (January 31, 2016 $22,969), accrued interest of $0 (January 31, 2016 $4,636) and derivative liability of $0 (January 31, 2016 $38,282) was recorded.

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2017, the Company accrued $298 (January 31, 2016 $1,926) in interest expense. This note is currently in default.

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

During the six months ended January 31, 2017, the Company recorded a gain of $3,580 (six months ended January 31, 2016 a loss of $580) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the six months ended January 31, 2017, the Company issued 1,054,799 common shares upon the conversion of $13,525 in principal and $3,466 in interest, $21,253 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2017, principal balance of $430 (January 31, 2017 $23,000), accrued interest of $1,841 (January 31, 2016 $4,472 and derivative liability of $286 (January 31, 2016 $38,333) was recorded.

Promissory Note #44

On July 2, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 2, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2017, the Company accrued $1,282 (January 31, 2016 $2,016) in interest expense. This note is currently in default.

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

During the six months ended January 31, 2017, the Company recorded a gain of $12,516 (six months ended January 31, 2016 a gain of $1) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $25,000 was accreted to the statement of operations.

During the six months ended January 31, 2017, the Company issued 1,531,458 common shares upon the conversion of $11,600 in principal and $2,183 in interest, $10,567 of the derivative liability was re-classified as additional paid in capital upon conversion

As of January 31, 2017, principal balance of $13,400 (January 31, 2016 $25,000), accrued interest of $5,427 (January 31, 2016 $4,334), and derivative liability of $21,916 (January 31, 2016 $41,666) was recorded.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap for $75,000 which was transferred to LG Capital Funding, LLC. The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. The note also contains customary events of default. During the six months ended January 31, 2017, the Company accrued $2,282 (January 31, 2016 $3,045) in interest expense. This note is currently in default.

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

During the six months ended January 31, 2017, the Company recorded a gain of $22,628 (six months ended January 31, 2016 a loss of $11,407) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $75,000 was accreted to the statement of operations.

As of January 31, 2017, principal balance of $28,285 (January 31, 2016 $32,000) accrued interest of $9,846 (January 31, 2016 $5,725), and a derivative liability of $28,284 (January 31, 2016 $79,812) was recorded.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum. During the six months ended January 31, 2017, the Company accrued $2,662 (January 31, 2016 $1,331) in interest expense. This note is currently in default.

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

During the six months ended January 31, 2017, the Company recorded a gain of $26,400 (six months ended January 31, 2016 a gain of $0) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $33,000 was accreted to the statement of operations.

As of October 31, 2016, principal balance of $33,000 (January 31, 2016 $33,000), accrued interest of $10,915 (January 31, 2016 $5,620), and derivative liability of $33,000 (January 31, 2016 $66,000) was recorded.

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

Promissory Note #52

On April 30, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on October 30, 2015. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par$0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. This note is currently in default.

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

During the six months ended January 31, 2017, the Company recorded a gain of $264,700 (January 31, 2016 $0) due to the change in value of the derivative liability during the period, and debt discount of $0 (six months ended January 31, 2016 $0) was accreted to the statement of operations.

During the six months ended January 31, 2017, the Company issued 3,933,334 common shares upon the conversion of $32,135 in principal, and $82,485 of the derivative liability was re-classified as additional paid in capital upon conversion.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). In terms of Cancellation and Release Agreement Direct agreed to cancel the convertible promissory note with the Company totaling $198,530. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

As of January 31, 2017, principal balance of $14,810 (January 31, 2016 $236,000) and accrued interest of $3,689 (January 31, 2016 $21,252), and derivative liability of $34,319 (January 31, 2016 $471,995) was recorded.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum. The Conversion Price shall mean par $0.00001 multiplied by the number of Common Stock converted at the time. The transaction was handled as a private sale exempt from registration under Section 4(2) of the Securities Act of 1933. On July 21, 2016, $25,000 was reassigned to Istvan Elek. At any time the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”. This note is currently in default.

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

As of January 31, 2017, principal balance of $54,460 (October 31, 2015 $240,000) and accrued interest of $2,014 (January 31, 2016 $9,679), and derivative liability of $23,171 (January 31, 2016 $0) was recorded

Promissory Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017. During the six months ended January 31, 2017, the Company accrued $31,458 (January 31, 2016 $0) in interest expense.

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

During the six months ended January 31, 2017, the Company recorded a gain of $830,072 (six months ended January 31, 2016 $0) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $1,662,243 was accreted to the statement of operations.

During the six months ended January 31, 2017, the Company issued 34,113,061 common shares upon the conversion of $250,000 in principal, and $50,399 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of January 31, 2017, principal balance of $795,712 (January 31, 2017 $0) and accrued interest of $82,027 (January 31, 2017 $0), and derivative liability of $413,269 (January 31, 2016 $0) was recorded.

Promissory Note #69

On January 11, 2017 the Company entered into a convertible promissory note with in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on October 28, 2017. During the six months ended January 31, 2017, the Company accrued $92 (January 31, 2016 $0) in interest expense.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $61,883 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

During the six months ended January 31, 2017, the Company recorded a loss of $24,240 (six months ended January 31, 2016 $0) due to the change in value of the derivative liability during the period. During the life of the promissory note, the debt discount of $38,000 was accreted to the statement of operations.

As of January 31, 2017, principal balance of $38,000 (January 31, 2017 $0) and accrued interest of $92 (January 31, 2017 $0), and derivative liability of $86,123 (January 31, 2016 $0) was recorded.

NOTE 4 - DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the six months ended January 31, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $61,883 and $2,023,606 respectively. During the six months ended January 31, 2017 and 2016, $349,421 and $73,628 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the six months ended January 31, 2017 and 2016, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $208,954 and $46,036 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the six months ended January 31, 2017 and 2016, the Company recognized a gain of $1,146,313 and $175,399 respectively, based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	January 31,	July 31,
	2017	2016
Balance, beginning of period	$1,939,753	$322,029
Initial recognition of derivative liability	61,883	3,754,182
Conversion of derivative instruments to Common Stock	(208,954)	(5,095,929)
Mark-to-Market adjustment to fair value	(1,146,312)	2,959,473
Balance, end of period	$646,370	$1,939,753

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

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly owned by Anthony Goodman. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 11,112 shares of common stock have been issued to Luxor Capital, LLC and its designed party.

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice. During six months ended January 31, 2017 and 2016, general and administrative expense related to this service was $132,286 and $0, respectively. As of January 31, 2017, the Company has a $152,668 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which the chief executive officer has an interest, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. During six months ended January 31, 2017 and 2016, revenue from Globaltech was $60,000 and $0, respectively. As of January 31, 2017, the Company had a $22,500 accounts receivable to Globaltech.

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

As of January 31, 2017, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, ( 0 shares as of October 31, 2015), 1,000 Series B shares were issued and outstanding, (1,000 preferred shares issued and outstanding as of January 31, 2016).

Common Stock

The Company authorized the creation of 2,480,000,000 shares of its $0.00001 par value common stock.

On October 15, 2015, the Company effectuated a 1 for 2,000 reverse stock split, thereby reducing the issued and outstanding shares of common stock from 3,472,433,130 prior to the reverse split to 1,736,217 following the reverse split. An additional 1,043 shares were issued due to no fractional shares used as a result of the reverse stock split.

On November 6, 2015, the Company purchased all data and rights to the “We Buy Gold” website from Santa Rosa Resources. The Company issued 223 shares of common stock on November 6, 2015 and 223 shares of common stock on December 7, 2015, with a total value equal to $1,800,000.

On March 9, 2016, the Company’s Board of Directors approved 1 for 1,500 reverse split for the Company’s authorized, issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

On December 5, 2016, the Company’s Board of Directors approved 1 for 150 reverse split for the Company’s authorized, issued and outstanding shares of common stock, reducing the number of authorized shares to 19,866,667. The reverse stock split was effective on January 9, 2017 upon approval of shareholders holding a majority of the voting stock. On January 17, 2017, the authorized number of shares of common stock was increased to 2,480,000,000.

During the six months ended January 31, 2017, the Company issued 46,341,281 shares of common stock for the conversion of various convertible notes of $333,650 in principal and $16,934 in interest (see Note 4).

As of January 31, 2017, 2,480,000,000 common shares of par value $0.00001 were authorized, of which 48,587,906 shares were issued and outstanding.

NOTE 8 - CONCENTRATION

The Company’s revenues for the six months ended January 31, 2017 were from one related party. As of January 31, 2017, the aggregate amount due from this related party was $22,500.

All of the Company’s revenues for the six month ended January 31, 2017 were from Globaltech Software Services LLC, a Company owned by the chief executive officer in which the Company agreed to provide the rights of usage to its credit management system, social gaming systems and technology.

NOTE 9 - SUBSEQUENT EVENTS

On March 3, 2017, the Company’s Board of Director approved the engagement of M&K CPAS, PLLC (“M&K”), as the Company’s new independent registered public accounting firm.

Subsequent to January 31, 2017, the Company issued 21,800,000 common shares to Rockwell for conversion of $18,171 note principal and $ 379 accrued interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended January 31, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation. The Company purchased a certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 11,112 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 11,112 shares were issued to Luxor Capital, LLC.

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

On January 9, 2017, the Company effectuated a 1 for 150 reverse stock split, thereby reducing the issued and outstanding shares of common stock to 10,164,065 following the reverse split.

On January 17, 2017, the authorized number of shares of common stock was increased to 2,480,000,000.

On January11, 2017, the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) for $38,000. The note bears interest at 8% and matures on October 28, 2017.

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

Results of Operations

Three months ended January 31, 2017 compared to the three months ended January 31, 2016.

Revenues

We generated $30,000 revenues during the three months ended January 31, 2017 compared to $0 for the three months ended January 31, 2016. Revenues for the three months ended January 31, 2017 was related to the social online gaming systems provided to customers.

Operating Expenses

Operating expenses for the three months ended January 31, 2017 and January 31, 2016 were $151,215 and $642,717 respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The decrease was primarily attributable to the change of business direction from mining to software technology.

Interest Expense

During the three months ended January 31, 2017 and 2016, interest expense was $46,066 and $1,017,539, respectively. The decrease of interest expense was mainly due to cancellation on convertible debt.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $337,172 for the three months ended January 31, 2017 compared to loss of $19,523 for the three months ended January 31, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had net income of $169,891 and a net loss of $1,658,627 for the three months ended January 31, 2017 and 2016, respectively. The decrease of net loss in 2017 was as a result of the items discussed above.

Six months ended January 31, 2017 compared to the six months ended January 31, 2016.

Revenues

We generated $60,000 revenues during the six months ended January 31, 2017 compared to $0 for the six months ended January 31, 2016. Revenues for the six months ended January 31, 2017 was related to the social online gaming systems provided to customers.

Operating Expenses

Operating expenses for the six months ended January 31, 2017 and January 31, 2016 were $238,887 and $893,954, respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The decrease was primarily attributable to the change of business direction from mining to software technology.

Interest Expense

During the six months ended January 31, 2017 and 2016, interest expense was $346,729 and $2,593,106, respectively. The decrease of interest expense was mainly due to cancellation on convertible debt.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $1,144,313 for the six months ended January 31, 2017 compared to gain of $175,399 for the six months ended January 31, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had a net income of $1,425,564 and a net loss of $3,290,509 for the six months ended January 31, 2017 and 2016 respectively. The decrease of net loss in 2017 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $13,797 in cash at January 31, 2017.

During the six months ended January 31, 2017, cash provided (used) in operating activities was $26,499 compared to $871,714 for the six months ended January 31, 2016. The change in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the interest on convertible notes.

During the six months ended January 31, 2017 cash used in investing activities was $0 compared to $140,351 for the six months ended January 31, 2016.

During the six months ended January 31, 2017, cash provided by financing activities was $38,000 compared to $1,012,065 for the six months ended January 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 15, 2016 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On November 28, 2016, the holder of a convertible note converted $2,050 of principal and $991 of interest into 405,432 shares of common stock.

On November 29, 2016, the holder of a convertible note converted $3,000 of principal and $579 of interest into 397,626 shares of common stock.

On November 30, 2016, the holder of a convertible note converted $2,151 of principal and $1,042 of interest into 425,732 shares of common stock.

On December 6, 2016, the holder of a convertible note converted $2,140 of principal and $1,045 of interest into 424,732 shares of common stock.

On December 7, 2016, the holder of a convertible note converted $3,000 of principal and $584 of interest into 398,210 shares of common stock.

On January 23, 2017, the holder of a convertible note converted $375 of principal into 500,000 shares of common stock.

On January 24, 2017, the holder of a convertible note converted $584 of principal and $304 of interest into 507,502 shares of common stock.

On January 26, 2017, the holder of a convertible note converted $375 of principal into 500,000 shares of common stock.

On January 30, 2017, the holder of a convertible note converted $775 of principal into 500,000 shares of common stock.

On January 30, 2017, the holder of a convertible note converted $250,000 of principal into 34,113,061 shares of common stock.

On January 31, 2017, the holder of a convertible note converted $3,360 of principal into 2,400,000 shares of common stock.

On January 31, 2017, the holder of a convertible note converted $3,016 of principal and $1,585 of interest into 2,300,260 shares of common stock.

2. Subsequent Issuances:

On February 3, 2017 the holder of a convertible note converted $3,000 of principal into 2,400,000 shares of common stock.

On February 8, 2017 the holder of a convertible note converted $2,470 of principal into 2,600,000 shares of common stock.

On February 10, 2017 the holder of a convertible note converted $2,080 of principal into 2,600,000 shares of common stock.

On February 16, 2017 the holder of a convertible note converted $1,820 of principal into 2,600,000 shares of common stock.

On February 21, 2017 the holder of a convertible note converted $2,100 of principal into 3,000,000 shares of common stock.

On February 27, 2017 the holder of a convertible note converted $1,800 of principal into 3,000,000 shares of common stock.

On March 3, 2017 the holder of a convertible note converted $1,541 of principal and $379 of interest into 3,200,000 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc.*

3.2	Bylaws of Golden Matrix Group, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________

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

GOLDEN MATRIX GROUP, INC.

Dated: March 16, 2017	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 16, 2017	By:	/s/ Anthony Goodman
	Name:	Anthony Goodman
	Its:	Chief Executive Officer

Dated: March 16, 2017	By:	/s/ Weiting Feng
	Name:	Weiting Feng
	Its:	Chief Financial Officer

