Form 10-Q
period 2017-04-30
Golden Matrix Group, Inc.
filed 2017-06-14
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

As of June 7, 2017, there were 97,806, 673 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,""GMGI" "our," "us," the "Company," refers to Golden Matrix Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC.
Consolidated Balance Sheets (Unaudited)

	As of	As of
	April 30, 2017	July 31, 2016
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,797	$2,296
Accounts receivable - related party	42,500	10,000
Total current assets	66,297	12,296
TOTAL ASSETS	$66,297	$12,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,219	$35,945
Accounts payable - related party	323,651	78,447
Advance from shareholders	1,000	1,000
Accrued interest	135,741	259,169
Convertible notes payable, net of discount	43,524	395,655
Convertible notes payable , net- in default	139,895	515,845
Convertible notes payable - related party	795,712	767,914
Derivative liabilities- note conversion features	359,743	1,939,753
Total Current liabilities	1,821,485	3,993,738
TOTAL LIABILITIES	$1,821,485	$3,993,738

Shareholder's equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized; none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 2,480,000,000 shares authorized; 93,187,906 and 2,597,806 shares issued and outstanding, respectively	932	26
Additional paid in capital	25,309,121	24,709,565
Stock payable	-	-
Accumulated other comprehensive loss	(683)	(683)
Retained earnings (accumulated deficit)	(27,064,558)	(28,690,350)
Total shareholders' equity (deficit)	(1,755,188)	(3,981,442)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$66,297	$12,296

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2017	2016	2017	2016

Sales- related party	$30,000	$-	$90,000	$-
Costs and expenses
Accounting and audit fees	4,000	4,534	36,400	9,961
Amortization expense	-	248,595	-	258,244
G&A expenses	-	370,794	50,299	1,142,859
G&A expenses- related party	57,031	4,651	189,317	4,651
Management fees	-	20,000	-	110,000
Professional fees	1,681	9,710	25,583	16,874
Total operating expenses	(62,712)	(658,284)	(301,599)	(1,542,589)
Loss from operations	(32,712)	(658,284)	(211,599)	(1,542,589)

Other income (expense)
Other income	-	-	-	21,151
Gain on extinguishment of debt	-	-	806,867	-
Fair value change of derivative liability	270,448	(20,900,753)	1,414,761	(20,725,354)
Interest on convertible notes	(37,508)	(916,207)	(384,237)	(3,509,312)
Total other income (expense)	232,940	(21,816,960)	1,837,391	(24,213,515)

Net Income (Loss)	$200,228	$(22,475,244)	$1,625,792	$(25,756,104)

Weighted average number of common shares outstanding -Basic	73,820,366	1,486,329	29,842,948	782,976
Weighted average number of common shares outstanding -Diluted	1,299,167,314	1,486,329	1,220,360,207	782,976
Net income/(loss) per common share - Basic	$0.00	$(15.12)	$0.05	$(32.89)
Net income/(loss) per common share - Diluted	$0.00	$(15.12)	$0.00	$(32.89)

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	April 30,
	2017	2016
Operating activities:
Net Income (Loss)	1,625,792	(25,756,104)
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	315,206	3,767,556
Gain from change in fair value of derivative liability	(1,414,761)	20,725,354
Gain on extinguishment of debt	(806,867)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(32,500)	-
(Increase) decrease in loans receivable	-	13,576
(Decrease) increase in accounts payable and accrued liabilities	(11,508)	36,592
(Decrease) increase in accounts payable - related party	246,204	-
(Decrease) increase in accrued interest	61,935	351,011
Net cash provided (used) in operating activities	$(16,499)	$(862,065)

Investing activities:
Purchase of intangible assets	-	(650,000)
Net cash flows used in investing activities	-	(650,000)

Financing activities:
Proceeds from convertible notes payable	38,000	845,000
Due to related party	-	12,000
Proceeds from loan payable	-	5,065
Common stock issued for asset purchase	-	650,000
Net cash provided by financing activities	38,000	1,512,065

Change in cash and cash equivalents	21,501	-
Cash and cash equivalents at the beginning of the period	2,296	-
Cash and cash equivalents at the end of the period	$23,797	$-

Supplementary disclosure for non-cash investing and financing activities
Common stock issued for conversion of debt	$600,463	$-
Debt discount from derivative liability	$38,000	$-
Note issued to acquire intangible asset	$-	$2,374,412

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

Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share are computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a working capital deficit and accumulated deficit of $1,755,188 and $27,064,558 respectively, at April 30, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at April 30, 2017 and July 31, 2016 consisted of the following:

	April 30,	July 31,
	2017	2016
Promissory Note #2	30,000	30,000
Promissory Note #31- in default	10,320	23,741
Promissory Note #39 - in default	-	12,969
Promissory Note #42 - in default	430	13,955
Promissory Note #44 - in default	13,400	25,000
Promissory Note #45 - in default	28,285	28,285
Promissory Note #46 - in default	33,000	33,000
Promissory Note #50 - in default	-	313,145
Promissory Note #52	-	211,945
Promissory Note #59 - in default	54,460	219,460
Promissory Note #68-Related party	795,712	1,045,712
Promissory Note #69	38,000	-
Notes payable, principal	$1,003,607	$1,957,212
Debt discount	(24,476)	(277,798)
Notes payable, net of discount	979,131	1,679,414
Accrued interest	135,741	259,169
Total notes payable	$1,114,872	$1,938,583

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued.

Promissory Note #31

On March 17, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $26,500. The promissory note is unsecured, bears interest at 8% per annum, and matures on March 17, 2015. The holder has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing prices during the ten trading days prior to the conversion date.

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

During nine months ended April 30, 2017, the Company issued 4,733,877 common shares upon the conversion of $13,421 in principal and $6,514 in interest. During the nine months ended April 30, 2017, the Company accrued $2,645 (April 30, 2016 $4,774) in interest expense. As of April 30, 2017, principal balance of this note was $10,320. This note is currently in default and has a default interest rate of 24% per annum.

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

During nine months ended April 30, 2017, the Company issued 620,473 common shares upon the conversion of $12,969 in principal and $4,771 in interest, and $15,969 of the derivative liability was re-classified as additional paid in capital upon conversion. During the nine months ended April 30, 2017, the Company accrued $325 (April 30, 2017 $2,811) in interest expense. As of April 30, 2017, principal balance of this note was $0 (April 30, 2016 $22,969).

Promissory Note #42

On June 6, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on June 6, 2015. The holder has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 60% of the lowest closing prices during the ten trading days prior to the conversion date.

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

During the nine months ended April 30, 2017, the Company issued 1,054,799 common shares upon the conversion of $13,525 in principal and $3,466 in interest. During the nine months ended April 30, 2017, the Company accrued $315 (April 30, 2016 $2,759) in interest expense. As of April 30, 2017, principal balance of this note was $430 (April 30, 2016 $21,000). This note is currently in default and has a default interest rate of 16% per annum.

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

During the nine months ended April 30, 2017, the Company issued 1,531,458 common shares upon the conversion of $11,600 in principal and $2,183 in interest. During the nine months ended April 30, 2017, the Company accrued $1,805 (April 30, 2016 $3,003) in interest expense. As of April 30, 2017, principal balance of this note was $13,400 (April 30, 2016 $25,000). This note is currently in default and has a default interest rate of 16% per annum.

Promissory Note #45

On July 9, 2014, the Company arranged a debt swap for $75,000 which was transferred to LG Capital Funding, LLC. The promissory note is unsecured, bears interest at 8% per annum and matures on July 9, 2015. The holder has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing prices during the ten trading days prior to the conversion date.

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

As of April 30, 2017, principal balance of this note was $28,285 (April 30, 2016 $29,500). During the nine months ended April 30, 2017, the Company accrued $3,386 (April 30, 2016 $4,250) in interest expense. This note is currently in default and has a default interest rate of 16% per annum.

Promissory Note #46

On July 9, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $33,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on July 9, 2015. The holder has the right after a period of 180 days to convert the balance outstanding into the Company’s common stock at a rate equal to 50% of the lowest closing prices during the ten trading days prior to the conversion date.

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

As of April 30, 2017, principal balance of this note was $33,000 (April 30, 2016 $33,000). During the nine months ended April 30, 2017, the Company accrued $3,949 (April 30, 2016 $3,964) in interest expense. This note is currently in default and has a default interest rate of 16% per annum.

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

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). In terms of Cancellation and Release Agreement Direct agreed to cancel the convertible promissory note with the Company totalling $198,530. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes.

On March 18, 2017, the Company agreed to settle a dispute regarding a claim by Rockwell that GMGI, was liable for damages and penalty interest. In this settlement the Company reached an agreement to pay Rockwell $12,000 in full and final settlement of all interest and any damages claimed. The Company made no admissions regarding the penalties claimed by Rockwell which may have been caused by the change in Transfer Agents.

During the nine months ended April 30, 2017, the Company issued 48,433,334 common shares upon the conversion of $48,866 in principal and $9,824 in interest. As of April 30, 2017, principal balance of this note was $0 (April 30, 2016 $221,493).

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

As of April 30, 2017, principal balance of this note was $54,460 (April 30, 2016 $240,000). This note is currently in default.

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

During the nine months ended April 30, 2017, the Company issued 34,113,061 common shares upon the conversion of $250,000 in principal, and $50,399 of the derivative liability was re-classified as additional paid in capital upon conversion. During the nine months ended April 30, 2017, the Company accrued $43,099 (April 30, 2016 $23,422) in interest expense. As of April 30, 2017, principal balance of this note was $795,712 (April 30, 2016 $2,374,712). This note is currently in default. The default had no effect on the note’s interest rate.

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

As of April 30, 2017, principal balance of this note was $38,000 (April 30, 2017 $0). During the nine months ended April 30, 2017, the Company accrued $833 (April 30, 2016 $0) in interest expense.

NOTE 4 - DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features. Some of the convertible notes payable have conversion rates, which are indexed to the market value of the Company’s stock price.

During the nine months ended April 30, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $61,883 and $5,681,471 respectively. During the nine months ended April 30, 2017 and 2016, $377,199 and $33,823 respectively of convertible notes payable principal and accrued interest was converted into common stock of the Company. For the nine months ended April 30, 2017 and 2016, the Company performed a final mark-to-market adjustment for the derivative liability related to the convertible notes of and the carrying amount of the derivative liability related to the conversion feature of $227,132 and $58,771 respectively, was re-classed to additional paid in capital on the date of conversion in the statement of shareholders’ deficit. During the nine months ended April 30, 2017 and 2016, the Company recognized a gain of $1,414,761 and a loss of $20,725,354 respectively, based on the change in fair value (mark-to-market adjustment) of the derivative liability associated with the embedded conversion features in the accompanying statement of operations.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	April 30,	July 31,
	2017	2016
Balance, beginning of period	$1,939,753	$322,029
Initial recognition of derivative liability	61,883	3,754,182
Conversion of derivative instruments to Common Stock	(227,132)	(5,095,929)
Mark-to-Market adjustment to fair value	(1,414,761)	2,959,473
Balance, end of period	$359,743	$1,939,753

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

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice. During nine months ended April, 2017 and 2016, general and administrative expense related to this service was $189,317 and $9,151, respectively. As of April 30, 2017, the Company has a $323,651 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which the Chief Executive Officer has an interest, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. During nine months ended April 30, 2017 and 2016, revenue from Globaltech was $90,000 and $0, respectively. As of April 30, 2017, the Company had a $42,500 accounts receivable to Globaltech.

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

As of April 30, 2017, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, ( 0 shares as of April 30, 2016), 1,000 Series B shares were issued and outstanding, (1,000 preferred shares issued and outstanding as of April 30, 2016).

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

During the nine months ended April 30, 2017, the Company issued 90,591,101 shares of common stock for the conversion of various convertible notes of $348,461 in principal and $28,738 in interest (see Note 4).

As of April 30, 2017, 2,480,000,000 common shares of par value $0.00001 were authorized, of which 93,187,906 shares were issued and outstanding.

NOTE 8 - CONCENTRATION

The Company’s revenues for the nine months ended April 30, 2017 were from one related party. As of April 30, 2017, the aggregate amount due from this related party was $42,500.

All of the Company’s revenues for the nine month ended April 30, 2017 were from Globaltech Software Services LLC. (“Globaltech”), a company in which the Chief Executive Officer has an interest, the Company agreed to provide the rights of usage to its credit management system, social gaming systems and technology.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to April 30, 2017, The Company issued 4,618,767 shares of common stock for conversion of $1,800 note principal and $471 interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended April 30, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On January 11, 2017, the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) for $38,000. The note bears interest at 8% and matures on October 28, 2017.

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

Results of Operations

Three months ended April 30, 2017 compared to the three months ended April 30, 2016.

Revenues

We generated $30,000 revenues during the three months ended April 30, 2017 compared to $0 for the three months ended April 30, 2016. Revenues for the three months ended April 30, 2017 was related to the social online gaming systems provided to customers.

Operating Expenses

Operating expenses for the three months ended April 30, 2017 and April 30, 2016 were $62,712 and $658,284 respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The decrease was primarily attributable to the change of business direction from mining to software technology.

Interest Expense

During the three months ended April 30, 2017 and 2016, interest expense was $37,508 and $916,207, respectively. The decrease of interest expense was mainly due to cancellation on convertible debt.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $270,448 for the three months ended April 30, 2017 compared to loss of $20,900,753 for the three months ended April 30, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had net income of $200,228 and a net loss of $22,475,244 for the three months ended April 30, 2017 and 2016, respectively. The decrease of net loss in 2017 was as a result of the items discussed above.

Nine months ended April 30, 2017 compared to the nine months ended April 30, 2016.

Revenues

We generated $90,000 revenues during the nine months ended April 30, 2017 compared to $0 for the nine months ended April 30, 2016. Revenues for the nine months ended April 30, 2017 was related to the social online gaming systems provided to customers.

Operating Expenses

Operating expenses for the nine months ended April 30, 2017 and April 30, 2016 were $301,599 and $1,542,589, respectively. Operating expenses consisted primarily of consulting fees, management fees, legal fees and accounting and audit fees. The decrease was primarily attributable to the change of business direction from mining to software technology.

Interest Expense

During the nine months ended April 30, 2017 and 2016, interest expense was $384,237 and $3,509,312, respectively. The decrease of interest expense was mainly due to cancellation on convertible debt.

Unrealized Gain on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $1,414,761 for the nine months ended April, 2017 compared to a loss of $20,725,354 for the nine months ended April 30, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had a net income of $1,625,792 and a net loss of $25,756,104 for the nine months ended April 30, 2017 and 2016 respectively. The decrease of net loss in 2017 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $23,797 in cash at April 30, 2017.

During the nine months ended April 30, 2017, cash provided (used) in operating activities was $16,499 compared to $862,065 for the nine months ended April 30, 2016. The change in the amounts of cash used for operating activities was primarily due to the noncash expenses relating to the interest on convertible notes.

During the nine months ended April 30, 2017 cash used in investing activities was $0 compared to $650,000 for the nine months ended April 30, 2016.

During the nine months ended April 30, 2017, cash provided by financing activities was $38,000 compared to $1,512,065 for the nine months ended April 30, 2016.

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

ITEM 1A. RISK FACTORS

A wide range of risks may affect our business and financial results, now and in the future;

All of the Company’s revenue for the nine months ended April 30, 2017 were from Globaltech Software Services LLC, a company in which the Chief Executive Officer has an interest. As of April 30, 2017, the aggregate amount due from this related party was $42,500.

We consider the risks described above to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our business of future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On January 31, 2017, the holder of a convertible note converted $3,360 of principal into 2,400,000 shares of common stock. The shares were issued on February 1, 2017

On February 3, 2017, the holder of a convertible note converted $3,000 of principal into 2,400,000 shares of common stock.

On February 8, 2017, the holder of a convertible note converted $2,470 of principal into 2,600,000 shares of common stock.

On February 10, 2017, the holder of a convertible note converted $2,080 of principal into 2,600,000 shares of common stock.

On February 16, 2017, the holder of a convertible note converted $1,820 of principal into 2,600,000 shares of common stock.

On February 21, 2017, the holder of a convertible note converted $2,100 of principal into 3,000,000 shares of common stock.

On February 27, 2017, the holder of a convertible note converted $1,800 of principal into 3,000,000 shares of common stock.

On March 3, 2017, the holder of a convertible note converted $1,920 of principal into 3,200,000 shares of common stock.

On March 14, 2017, the holder of a convertible note converted $1,980 of principal into 3,300,000 shares of common stock.

On March 16, 2017, the holder of a convertible note converted $1,925 of principal into 3,500,000 shares of common stock.

On March 20, 2017, the holder of a convertible note converted $1,980 of principal into 3,600,000 shares of common stock.

On March 23, 2017, the holder of a convertible note converted $1,900 of principal into 3,800,000 shares of common stock.

On March 29, 2017, the holder of a convertible note converted $2,100 of principal into 4,200,000 shares of common stock.

On April 3, 2017, the holder of a convertible note converted $1,540 of principal into 4,400,000 shares of common stock.

2. Subsequent Issuances:

Subsequent to April 30, 2017, The Company issued 4,618,767 shares of common stock for conversion of $1,800 note principal and $471 interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc. *

3.2	Bylaws of Golden Matrix Group, Inc.*

31.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

GOLDEN MATRIX GROUP, INC

Dated: June 13, 2017	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2017	By:	/s/ Anthony Goodman
Anthony Goodman
	Its:	Chief Executive Officer

Dated: June 13, 2017	By:	/s/ Weiting Feng
Weiting Feng
	Its:	Chief Financial Officer

