Form 10-K
period 2017-07-31
Golden Matrix Group, Inc.
filed 2017-11-07
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

On January 31, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $84,524, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.00001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 19, 2017, the registrant had 369,230,026 shares of its Common Stock, $0.00001 par value, outstanding.

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

Item 1 Business

DESCRIPTION OF BUSINESS

In General

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

On February 18, 2016, Edward Aruda, the Chief Executive Officer, Secretary, Treasurer and Director tendered his resignation as CEO, Secretary and Treasurer. Mr. Aruda remained a Director of the Company. On February 18, 2016, the Board of Directors appointed Mr. Anthony Brian Goodman as Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and appointed Ms. Weiting Feng as Chief Financial Officer and Director of the Company.

On April 8, 2016, Mr. Aruda resigned his position on the Board of Directors with the Company. Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On March 9, 2016, the Company’s Board of Directors approved 1 for 1,500 reverse split for the Company’s issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

On April 1, 2016, the Company entered a services agreement with Articulate Pty Ltd (“Articulate”), a company controlled by Mr. Anthony Brian Goodman, the Company’s CEO, to assist the Company in developing, marketing, and supporting services.

On April 22, 2016, the Company entered an operator services agreement with Game Sparks Technologies Limited (“Gamesparks”), to assist the Company in developing and providing a social online gaming platform.

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, who held notes pursuant to agreements made with previous management, in the amount totaling $2,693,697, and in exchange for the return of mining claims held by the Company.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), the Company agreed to provide certain proprietary technology in the form of a Credit Management system, Social Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the social gaming market.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, who held notes pursuant to agreements made with previous management, in the amount totaling $709,336, and in exchange for the return of mining claims held by the Company. The Company no longer has any mining assets. All mining claims and assets were disposed of, or transferred in exchange of the cancellation of Convertible Notes held by various Note Holders.

On January 9, 2017, the Company effectuated a 1 for 150 reverse stock split, thereby reducing the issued and outstanding shares of common stock to 10,164,065 following the reverse split.

On January 11, 2017, the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) for $38,000. The note bears interest at 8% and matures on October 28, 2017.

All share number or per share information presented gives effect to the reverse stock split discussed above.

About our Claims

The Company no longer has any mining Assets. All mining claims and assets were disposed of and or transferred in exchange of the cancellation of Convertible Notes held by various Note Holders.

About our Online Social Gaming Technology

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

None.

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

Not applicable.

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

	2016		2017
Quarter ended	High	Low	High	Low
October 31	$44,753.7425	2,237.6871	$0.4798	$0.0150
January 31	8,950.7485	268.5225	0.0300	0.0015
April 30	89,5075	5.9970	0.0031	0.0007
July 31	8.6957	0.3148	0.0013	0.0004

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 31, 2017, there were approximately 61 holders of our common stock.

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

On February 22, 2016 the Company entered into a Know-How and Asset Purchase Agreement with Luxor Capital, LLC, whereby the Company acquired Gaming IP and know-how. The purchase price for these assets consisted of a convertible note in the amount of $2,374,712 payable to Luxor Capital, LLC, and 11,112 shares of the Company’s common stock.

On March 9, 2016, the Company’s Board of Directors approved 1 for 1,500 reverse split for the Company’s issued and outstanding shares of common stock. The reverse stock split was effective on April 7, 2016 upon approval of shareholders holding a majority of the voting stock.

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

During the year ended July 31, 2017, the Company issued 136,450,358 common shares upon the conversion of $362,814 in principal and $30,964 interest of promissory notes into common stock.

As of July 31, 2017, 2,480,000,000 common shares of par value $0.00001 were authorized, of which 141,096,983 shares were issued and outstanding.

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

Recent issuances of unregistered securities subsequent to our fiscal year ended of July 31, 2017.

On July 27, 2017, the holder of a convertible note converted $1,600 of principal into 6,400,000 shares of common stock. The shares were issued on August 2, 2017.

On August 3, 2017, the holder of a convertible note converted $1,725 of principal into 6,388,889 shares of common stock.

On August 15, 2017, the holder of a convertible note converted $1,910 of principal into 7,640,000 shares of common stock.

On August 16, 2017, the holder of a convertible note converted $1,910 of principal into 7,640,000 shares of common stock.

On August 22, 2017, the holder of a convertible note converted $1,015 of principal and $ 669 of interest into 8,418,650 shares of common stock.

On August 23, 2017, the holder of a convertible note converted $2,390 of principal into 8,851,852 shares of common stock.

On August 28, 2017, the holder of a convertible note converted $1,065 of principal and $ 706 of interest into 8,854,400 shares of common stock.

On August 29, 2017, the holder of a convertible note converted $2,390 of principal into 8,851,852 shares of common stock.

On August 31, 2017, the holder of a convertible note converted $1,170 of principal and $ 778 of interest into 9,738,900 shares of common stock.

On September 5, 2017, the holder of a convertible note converted $ 2,880 of principal into 10,666,667 shares of common.

On September 6, 2017, the holder of a convertible note converted $2,400 of principal and $ 611 of interest into 10,035,726 shares of common stock.

On September 12, 2017, the holder of a convertible note converted $1,750 of principal and $ 1,177 of interest into 11,708,600 shares of common stock.

On September 13, 2017, the holder of a convertible note converted $ 3,300 of principal into 10,645,161 shares of common.

On September 13, 2017, the holder of a convertible note converted $2,000 of principal and $ 512 of interest into 8,373, 333 shares of common stock.

On September 18, 2017, the holder of a convertible note converted $ 3,090 of principal into 10,655,172 shares of common.

On September 20, 2017, the holder of a convertible note converted $2,050 of principal and $ 1,390 of interest into 13,758,920 shares of common stock.

On September 21, 2017, the holder of a convertible note converted $3,990 of principal into 13,758,621 shares of common stock.

On September 27, 2017, the holder of a convertible note converted $3,990 of principal into 13,758,621 shares of common stock.

On September 28, 2017, the holder of a convertible note converted $1,250 of principal and $ 854 of interest into 8,415,920 shares of common stock.

On October 5, 2017, the holder of a convertible note converted $3,440 of principal into 13,760,000 shares of common stock.

On October 9, 2017, the holder of a convertible note converted $2,795 of principal and $ 645 of interest into 13,760,000 shares of common stock.

On October 10, 2017, the holder of a convertible note converted $1,250 of principal and $ 864 of interest into 10,569,150 shares of common stock

On October 16, 2017, the holder of a convertible note converted $ 1,261 of interest into 5,482,609 shares of common stock.

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

At July 31, 2017, we had a cash balance of $25,167. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock and loans from shareholders and third parties. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigation costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

COMPARISON OF THE YEAR ENDED JULY 31, 2017 TO THE YEAR ENDED JULY 31, 2016

Results of Operations

Revenues

We generated $120,000 revenues during the year ended July 31, 2017 as compared to $20,000 for the year ended July 31, 2016. The increase of the revenue was mainly due to the change of business content related to the management of a social gaming system and providing online gaming software and technology during 2017.

Cost of goods sold

During the years ended July 31, 2017 and 2016, cost of goods sold were $50,000 and $0, respectively. The increase was due to the social online gaming platform developing expense. The Company entered operator services agreement with Gamesparks on April 22, 2016, to assist the Company in developing and providing a social online gaming platform.

General and administrative Expenses

During the years ended July 31, 2017 and 2016, general and administrative expenses were $250,602 and $335,341, respectively. During the years ended July 31, 2017 and 2016, management fees were $0 and $110,000, respectively. The decrease in general and administrative expense and management fees was primarily a result of the termination agreement on consulting and legal services. General and administrative expenses consisted primarily of office expenses, consulting fees and management fees.

Professional fees

During the years ended July 31, 2017 and 2016, professional fees were $69,834 and $46,765, respectively. The increase in professional fees was primarily a result of the increase in auditing fees. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Bad debt Expenses

During the years ended July 31, 2017 and 2016, bad debt expenses were $0 and $49,539, respectively. The decrease in bad debt expenses was primarily a result of the Cancellation and Release Agreements with Direct Capital Group, Inc..

Amortization and impairment of Intangible Assets

During the years ended July 31, 2017 and 2016, amortization and impairment expense was $0 and $4,674,712, respectively. The decrease was due to the impairment of the intellectual property “We Buy Gold” acquired on November 6, 2015 and December 7, 2015, and the Gaming IP and know-how acquired on February 22, 2016.

Interest Expense

During the years ended July 31, 2017 and 2016, interest expense was $413,655 and $4,551,795, respectively. During the years ended July 31, 2017 and 2016, amortization of debt discount expense was $303,764 and $2,920,818, respectively. The decrease in , interest expense and amortization of debt discount expense was mainly due to the Cancellation and Release agreement signed on May 25, 2016 and September 22, 2016.

Unrealized gain (loss) on derivative liability - note conversion feature

Unrealized gain on derivative liability - note conversion feature was $1,611,153 for the year ended July 31, 2017 as compared to unrealized loss of $2,959,471 for the year ended July 31, 2016. The change primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Gain (loss) on extinguishment of debt

Gain on extinguishment of debt was $854,018 for the year ended July 31, 2017 as compared to $2,701,378 for the year ended July 31, 2016. The change primarily resulted from the Cancellation and Release agreement signed on May 25, 2016 and September 22, 2016.

Net Income (loss)

We had net income of $1,801,080 and a net loss of $10,006,245 for the years ended July 31, 2017 and 2016, respectively. The decrease in net loss was a result of the items discussed above.

There is substantial doubt about our ability to continue as a going concern because we have not generated enough revenues to cover our expenses and continue to suffer recurring losses.

Liquidity and Capital Resources

Our cash used in operating activities for the year ended July 31, 2017 was $15,129 compared to $1,296 provided by operating activities for the year ended July 31, 2016. The increase in cash used in operations was primarily attributable to the collections of receivable from our customers in 2017.

Our cash provided by financing activities for the year ended July 31, 2017 was $38,000 as compared to $1,000, for the year ended July 31, 2016. The increase is mainly due to the proceeds from the issuance of convertible notes payable.

Our cash provided by investing activities for the year ended July 31, 2017 was $0 as compared to $0, for the year ended July 31, 2016. There were no investing activities for the year ended July 31, 2017 and 2016.

The Company had $25,167 in cash at July 31, 2017. We believe the Company will be able to raise adequate resources to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Matrix Group, Inc.

We have audited the accompanying consolidated balance sheet of Golden Matrix Group, Inc. as of July 31, 2017, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period ended July 31, 2017. Golden Matrix Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Matrix Group, Inc. as of July 31, 2017, and the results of its operations and its cash flows for the period ended July 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

November 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Golden Matrix Group, Inc.:

We have audited the accompanying consolidated balance sheet of Golden Matrix Group, Inc. (the “Company”) as of July 31, 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Matrix Group, Inc. at July 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that Golden Matrix Group, Inc. will continue as a going concern. As described in Note 2, the Company continues to experience negative cash flows from operation. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

October 26, 2017

GOLDEN MATRIX GROUP, INC

Consolidated Balance Sheets

	July 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$25,167	$2,296
Accounts receivable	62,500	10,000
Total current assets	87,667	12,296
Total assets	$87,667	$12,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$21,093	$35,955
Accounts payable – related parties	384,984	78,447
Advances from shareholders	1,000	1,000
Accrued interest	147,408	259,169
Convertible notes payable, net of discounts	51,776	395,655
Convertible notes payable, net- in default	85,664	515,845
Convertible notes payable- related party	795,712	767,914
Derivative liabilities – note conversion feature	136,177	1,939,753
Total current Liabilities	1,623,814	3,993,738
Total liabilities	$1,623,814	$3,993,738

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 2,480,000,000 shares authorized, 141,096,983 and 2,597,806 shares issued and outstanding, respectively	1,411	26
Additional paid-in capital	25,350,795	24,709,565
Stock Payable	1,600	-
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(26,889,270)	(28,690,350)
Total shareholders’ deficit	(1,536,147)	(3,981,442)
Total liabilities and shareholders’ deficit	$87,667	$12,296

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Operations

	For the Year Ended July 31,
	2017	2016

Revenues	$120,000	$20,000
Cost of goods sold	(50,000)	-
Gross profit	70,000	20,000

Costs and expenses:
G&A expense	385	261,682
G&A expense- related party	250,217	73,659
Management fees	-	110,000
Professional fees	69,834	46,756
Bad debt expense	-	49,539
Amortization and impairment expenses	-	4,674,712
Total operating expenses	320,436	5,216,357
Loss from operations	(250,436)	(5,196,357)

Other income (expense):
Interest expense	(413,655)	(4,551,795)
Gain on extinguishment of debt	854,018	2,701,378
Unrealized gain (loss) on derivative liability – note conversion feature	1,611,153	(2,959,471)
Total other income (expense)	2,051,516	(4,809,888)
Net income (Loss)	$1,801,080	$(10,006,245)

Net earnings (loss) per common share – basic	$0.04	$(45.08)

Net earnings (loss) per common share diluted	$0.00	$(45.08)
Weighted average number of common shares outstanding – basic	49,825,902	221,956
Weighted average number of common shares outstanding –diluted	1,802,029,463	-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Income ( Loss)	Deficit	Deficit
Balance at July 31,2015	-	$-	8	$3,472,433	12,389,088		$(683)	$(18,684,105)	$(2,823,267)
Adjustments for reverse stock split and change in par value			-	(3,472,433)	3,472,433		-	-	-
Preferred stock Series B issued pursuant to agreement	1,000	-	-	-	-		-	-	-
Conversion of promissory notes to stock November 1, 2015-January 31, 2016			577	-	74,678				74,678
Conversion of promissory notes to stock February 1,2016-April 30,2016			4,341	-	118,931				118,931
Conversion of promissory notes to stock May 1,2016-July 31, 2016			2,581,768	26	2,397,246				2,397,272
Note Cancellation pursuant to agreement	-	-	-	-	3,960,853		-	-	3,960,853
Common stock issued for “We buy Gold”			-	-	1,858,847		-	-	1,858,847
Common stock issued for Luxor IP and Know how			11,111	-	437,489		-	-	437,489
Net loss	-	-	-	-	-		-	(10,006,245)	(10,006,245)
Balance at July 31, 2016	1,000	$-	2,597,805	$26	$24,709,565	$-	$(683)	$(28,690,350)	$(3,981,442)
Adjustments for reverse stock split	-	-	(6,396,900)	(64)	8,216		-	-	8,152
Issuance of shares for convertible notes conversion	-	-	110,783,017	1,108	332,957		-	-	334,065
Issuance of shares for convertible notes conversion – related party	-	-	34,113,061	341	300,057				300,398
Stock payable	-	-	-	-	-	1,600	-	-	1,600
Net income	-	-	-	-	-	-	-	1,801,080	1,801,080
Balance at July 31, 2017	1,000	$-	141,096,983	$1,141	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Cash Flow

	For the Year Ended July 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,801,080	$(10,006,245)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized gain (loss) on derivative liabilities-note conversion feature	(1,611,153)	2,959,471
Amortization and impairment	-	4,674,712
Amortization expense of debt discount	327,647	-
Gain on extinguishment of debt	(854,018)	(2,701,378)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(52,500)	(10,000)
(Increase) decrease in loans receivable	-	63,115
(Decrease) increase in accounts payable and accrued liabilities	(11,636)	1,023,888
(Decrease) increase in accounts payable – related party	306,537	78,447
(Decrease) increase in accrued interest	78,914	3,919,286
Net cash provided by ( used in) operating activities	(15,129)	1,296

Cash flows from financing activities:
Proceeds from notes payable	38,000	-
Capital contribution from a related party	-	1,000
Net cash provided by financing activities	38,000	1,000

Net increase in cash and cash equivalents	22,871	2,296
Cash and cash equivalents at beginning of year	2,296	-
Cash and cash equivalents at end of year	$25,167	$2,296

Supplemental disclosure of cash flow information:
Common stock issued for acquisition of assets	-	$500,000
Common stock issued for conversion of debt	$644,216	-
Debt discount from derivative liability	$38,000	-
Notes issued to acquire intangible asset	-	$2,374,712

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a net working capital deficit of $1,536,147 at July 31, 2017. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its online gaming business.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2017 and 2016, there were no allowances for doubtful accounts.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2017 and 2016:

	For the Years Ended
	July 31,
	2017	2016

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$1,801,080	$(10,006,245)
Denominator:
Weighted average common shares outstanding	49,825,902	221,956

Basic earnings (loss) per common share	$0.04	$(45.08)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$1,801,080	$(10,006,245)
Denominator:
Weighted average common shares outstanding	49,825,902	221,956
Preferred shares	1,000	-
Convertible Debt	1,752,202,561	-
Adjusted weighted average common shares outstanding	1,802,029,463	221,956

Diluted earnings (loss) per common share	$0.00	$(45.08)

For the year ended July 31, 2016 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 5 –NOTES PAYABLE

Convertible notes payable

Convertible notes payable at July 31, 2017 and 2016 consisted of the following:

	July 31,	July 31,
	2017	2016
Promissory Note #2	30,000	30,000
Promissory Note #31- in default	9,550	23,741
Promissory Note #39	-	12,969
Promissory Note #42 - in default	430	13,955
Promissory Note #44 - in default	4,400	25,000
Promissory Note #45 - in default	28,285	28,285
Promissory Note #46 - in default	33,000	33,000
Promissory Note #50	-	313,145
Promissory Note #52	-	211,945
Promissory Note #59 - in default	10,000	175,000
Promissory Note #68 - Related party	795,712	1,045,712
Promissory Note #69	33,810	-
Blackbridge Note	-	44,460
Notes payable, principal	$945,187	$1,957,212
Debt discount	(12,035)	(277,798)
Total notes payable, net of discount	933,152	1,679,414

Promissory Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand. As of July 31, 2017 and 2016, principal of this note was $30,000 and $30,000, respectively.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000 common shares of the Company.

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of July 31, 2017, debt discount balance $0 was recorded.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $42,734 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on March 17, 2015.

During the year ended July 31, 2017, the Company issued 11,049,577 shares of common stock for the conversion of this note in the amount of $14,191 and accrued interest of $7,007. As of July 31, 2017 and 2016, principal of this note was $9,550 and $23,741, respectively. As of July 31, 2017 and 2016, derivative liability of this note was $9,550 and $42,734, respectively. The note is currently in default and has a default interest rate of 24% per annum.

Promissory Note #39

On May 19, 2014, the Company received funding pursuant to a convertible promissory note in the amount of $25,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on May 19, 2015. Any principal amount not paid by the maturity date bears interest at 16% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $32,007 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on May 19, 2015.

During the year ended July 31, 2017, the Company issued 620,473 common shares upon the conversion of $12,969 in principal and $4,677 in interest. As of July 31, 2017 and 2016, principal balance of this note was $0 and $12,969, respectively. As of July 31, 2017 and 2016, derivative liability of this note was $23,345 and $0, respectively. As of July 31, 2017, As of July 31, 2017, debt discount balance was $0.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $33,550 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on June 6, 2015.

During the year ended July 31, 2017, the Company issued 1,054,799 common shares upon the conversion of $13,525 in principal and $3,466 in interest. As of July 31, 2017 and 2016, principal balance of this note was $286 and $13,955, respectively. As of July 31, 2017 and 2016, derivative liability of this note was $25,119 and $0, respectively. This note is currently in default and has a default interest rate of 16% per annum.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $40,725 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on June 6, 2015.

During the year ended July 31, 2017, the Company issued 31,863,966 common shares upon the conversion of $20,600 in principal and $4,310 in interest. As of July 31, 2017 and 2016, principal balance of this note was $4,400 and $25,000, respectively. As of July 31, 2017 and 2016, derivative liability of this note was $44,999 and $2,931, respectively.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $202,937 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on July 9, 2015.

As of July 31, 2017 and 2016, principal balance of this note was $28,285 and $28,285, respectively. As of July 31, 2017 and 2016, derivative liability of this note was $50,912 and $28,284, respectively. This note is currently in default and has a default interest rate of 16% per annum.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $130,556 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on July 9, 2015.

As of July 31, 2017 and 2016, principal balance of this note was $33,000 and $33,000, respectively. As of July 31, 2017 and 2016, derivative liability of this note was $59,400 and $33,000, respectively. This note is currently in default and has a default interest rate of 16% per annum.

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

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”) and N600PG, LLC. (“N600PG”). In terms of Cancellation and Release Agreement, Direct and N600PG agreed to cancel the convertible promissory note with the Company. The Company will have no further obligation to Direct and N600PG under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes. The Company recorded a gain on extinguishment of debt of $313,145 related to the agreement.

As of July 31, 2017 and 2016, principal balance of this note was $0 and $ 313,145, respectively.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $479,999 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. Debt discount of the note was amortized to $0 on October 30, 2015.

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

During the year ended July 31, 2017, the Company issued 48,533,334 common shares upon the conversion of $46,946 in principal and $11,804 in interest. As of July 31, 2017 and 2016, derivative liability of this note was $0 and $381,504, respectively. As of July 31, 2017 and 2016, principal balance of this note was $0 and 211,945, respectively.

Promissory Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note is unsecured, bears interest at 8% per annum, and matures on January 31, 2016. Any principal amount not paid by the maturity date bears interest at 22% per annum.

On April 26, 2016, $50,000 was reassigned to Blackbridge Capital, LLC (“Blackbridge”). Blackbridge failed to meet terms of the Assignment and Assumption and were therefore in default of their obligations. The Company took legal advice regarding the breach of Blackbridge Capital LLC’s obligations. On the June 2, 2016, the Company’s legal counsel, wrote to Blackbridge Capital advising them of the breach and also that the Company had cancelled the remaining balance on the note. The Company recorded a gain on extinguishment of debt $47,151.

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

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). In terms of Cancellation and Release Agreement Direct agreed to cancel the convertible promissory note with the Company totaling $183,157. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes. The Company recorded a gain on extinguishment of debt of $165,000 related to the agreement.

During the year ended July 31, 2017, the Company issued 15,000,000 common shares upon the conversion of $15,000 in principal to Istvan Elek. As of July 31, 2017 and 2016, derivative liability of this note was $20,000 and $18,000, respectively. As of July 31, 2017 and 2016, principal balance of this note was $10,000 and $175,000, respectively.

Promissory Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC (“Luxor”) in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $1,662,243 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended July 31, 2017, $277,799 amortization of debt discount expense on this note was recorded. As of July 2017 and 2016, debt discount of this note was $0 and $277,799, respectively.

During the year ended July 31, 2017, the Company issued 34,113,061 common shares upon the conversion of $250,000 in principal. As of July 31, 2017 and 2016, derivative liability of this note was $0 and $0, respectively. As of July 31, 2017 and 2016, principal balance of this note was $795,712 and $1,045,712, respectively. This note is currently in default. The default had no effect on the note’s interest rate.

Promissory Note #69

On January 11, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on October 28, 2017. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $61,883 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended July 31, 2017, $25,965 amortization of debt discount expense was recorded on this note. As of July 2017 and 2016, debt discount of this note was $12,035 and $0, respectively.

During the year ended July 31, 2017, the Company issued 17,660,870 common shares upon the conversion of $4,190 in principal. As of July 31, 2017 and 2016, derivative liability of this note was $0 and $42,124, respectively. As of July 31, 2017 and 2016, principal balance of this note was $33,810 and $0, respectively.

Debt Discount

The table below presents the changes of the debt discount during the years ended July 31, 2017 and 2016:

Amount

July 31, 2016	$277,798
Additions	38,000
Amortization	(303,764)
July 31, 2017	$12,034

Loans from shareholders

During the year ended July 31, 2016 and, the Company received a loan of $1,000 from its officer to open a new bank account. As of July 31, 2017, the balance of the loan was $1,000. The loan form the officers are due on demand, unsecured with no interest.

NOTE 6 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

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

During the year July 31, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $61,883 and $3,754,182 respectively. The conversion feature of the convertible notes issued during the years ended July 31, 2017 and 2016 was valued at $61,883 and $3,754,182, respectively, on the issuance date.

The Company remeasured the fair value of the instruments as of July 31, 2017 and 2016, and recorded an unrealized gain of $1,611,153 and a loss of $2,959,471 for the years ended July 31, 2017 and 2016, respectively. The Company recorded a gain on settlement of derivative liability of $254,306 at July 31, 2017 and a loss on settlement of derivative liability of $5,095,929 at July 31, 2016, respectively. At July 31, 2017 and 2016, the derivative liability associated with the note conversion features were $136,177 and $1,939,753, respectively.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

Amount
Fair value at July 31, 2016	1,939,753
Initial recognition of derivative liability	61,883
Conversion of derivative liability	(254,306)
Market-to-Market adjustment to fair value	(1,611,153)
Fair value at July 31, 2017	$136,177

NOTE 7 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly owned by Anthony Goodman, CEO of the Company. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 11,112 shares of common stock have been issued to Luxor Capital, LLC and its designed party.

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by Anthony Goodman CEO of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company’s expenses. The agreement may be terminated by either party upon 30 days written notice. During the year ended July 31, 2017 and 2016, general and administrative expense related to this service was $250,217 and $73,659, respectively. As of July 31, 2017, the Company has a $249,984 payable to Articulate Pty Ltd.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Goodman the Chief Executive Officer has an interest, the Company agreed to provide certain proprietary technology in the form of a Credit Management system, Social Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the social gaming market. During the year ended July 31, 2017 and 2016, revenue from Globaltech was $120,000 and $20,000, respectively. As of July 31, 2017, the Company had a $62,500 accounts receivable to Globaltech.

NOTE 8 – EQUITY

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

As of July 31, 2017, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

As of July 31, 2016, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company is authorized to issue 2,480,000,000 shares of its $0.00001 par value common stock.

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

During the year end July 31, 2017, the Company issued additional 4,100 shares were issued due to no fractional shares used as a result of per reverse stock split.

During the year ended July 31, 2016, the Company issued 2,597,798 common shares upon the conversion of $1,487,932 in principal and $ 2,876 interest of promissory notes into common stock. $5,095,929 derivative liability was re-classed to additional paid in capital on the date of conversion.

During the year ended July 31, 2017, the Company issued 144,896,078 common shares upon the conversion of $362,420 in principal and $31,265 interest of promissory notes into common stock. As of July 31, 2017, stock payable balance was $1,600, for which 6,400,000 common shares upon the conversion. As of July 31, 2017, the Company issued 22,700,000 common shares upon settlement agreement with Rockwell.

As of July 31, 2017, 2,480,000,000 common shares of par value $0.00001 were authorized, of which 141,096,983 shares were issued and outstanding.

NOTE 9 – INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2017	2016
Operating loss for the years ended July 31	$1,801,080	$(10,006,245)
Average statutory tax rate	34%	34%
Deferred tax Liability (asset) attributable to net operating loss carry-forwards	$612,367	$(3,402,123)

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2017 after applying enacted corporate tax rates, are as follows:

2017
Deferred tax asset attributable to net operating loss carry-forwards	$612,367
Less: valuation allowance	$(3,402,123)
Net deferred income tax assets	$(2,789,756)

The Company has net operating losses carried forward of approximately $2,789,756 for tax purpose which may be recognized in future periods, not to exceed 20 years.

NOTE 10 – CONCENTRATIONS

The Company’s revenues for the year ended July 31, 2017 were from one related party. As of July 31, 2017, the aggregate amount due from the customer was $120,000, which included $62,500 receivable for expenses paid on behalf of one customer.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to July 31, 2017, the Company issued 228,133,043 shares of common stock for the conversion of $49,360 in principal, $9,466 in interest, and $1,600 in stock payable. Subsequent issuances included all of the issuance that increased the outstanding shares from 141,096,983 at July 31, 2017 to the 369,230,026 at July 31, 2017.

On September 7, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on June 15, 2018. Any principal amount not paid by the maturity date bears interest at 22% per annum.

On September 14, 2017, the Company submitted a certificate of amendment to the Nevada Secretary of State to increase the Company’s authorized common shares from 2,480,000,000 to 4,000,000,000 shares.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended July 31, 2017 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

•

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2017. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at July 31, 2017:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;
2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Name of Director	Age	Position
Anthony Brian Goodman	58	President, Chief Executive Officer, Secretary Treasurer, and Chairman of the Board of Directors.
Weiting Feng	34	Chief Financial Officer and Director

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

Weiting Feng: Ms. Feng was appointed as a Chief Financial Officer and Director on February 18, 2016. She holds a Masters of Commerce Degree; she has worked in the financial arena for more than 10 years. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as preparing the Notes and the MD&A in conjunction with vast experience in dealing with compliance and regulations with particular respect to the SEC and FINRA.

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

Conflicts of Interest

Although Messrs. Goodman and Miss Feng work with other technology companies, and we do not have written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Goodman and Miss Feng, we do adhere to requirements that any deemed conflict is discussed at Board of Director meetings and with the Companies Legal Council and any such discussions will be reflected in the Board of Directors minutes.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Anthony B. Goodman	2017	54,000	-	-	54,000
President, Chief Executive Officer, Secretary, Treasurer and Chairman	2016	13,500	-	-	13,500

Weiting Feng	2017	54,000	-	-	54,000
Chief Financial Officer and Director	2016	13,500	-	-	13,500

________

(1)	Fees for consulting services.

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

The following summarizes amounts earned by each Director in the fiscal years ended July 31, 2017 were listed in the summary compensation table.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Directors and Executive Officers during the years ended July 31, 2017 and 2016.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 31, 2017 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)	Percent Owned (1)
Common Stock	Brian Goodman	President, Chief Executive Officer, Secretary, Treasurer and Chairman	36,157,587	25.63%

Common Stock	Weiting Feng	Chief Financial Officer and Director	-	-%
Total			36,157,587	25.63%

__________

(1)	Applicable percentage of ownership is based on 141,096,983 total shares comprised of our common stock outstanding (as defined below) as of July 31, 2017. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of July 31, 2017 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 2 shares held by Luxor Capital LLC a company wholly owned by Messrs. Goodman.

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

As of July 31, 2017 and 2016, the Company had accounts payable of $249,984 and $78,447 to Articulate, a company wholly owned by the chief executive officer for reimbursement of expense, compensation, and liabilities.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. As of July 31, 2017, the Company had a $62,500 accounts receivable to Globaltech.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2017	2016
Audit Fees	$39,400	$22,291
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$39,400	$22,921

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

_________

*Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

November 6, 2017	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	President	November 6, 2017

/s/ Weiting Feng
Weiting Feng	Director	November 6, 2017

