Form 10-Q
period 2017-10-31
Golden Matrix Group, Inc.
filed 2017-12-07
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of December 4, 2017, there were 485,441,043 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC.
Consolidated Balance Sheets

	As of	As of
	October 31, 2017	July 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,225	$25,167
Accounts receivable – related party	57,500	62,500
Total current assets	99,725	87,667
TOTAL ASSETS	$99,725	$87,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,619	$21,093
Accounts payable – related party	428,262	384,984
Advance from shareholders	1,000	1,000
Accrued interest	148,026	147,408
Convertible notes payable, net of discount	37,574	51,776
Convertible notes payable , net– in default	69,314	85,664
Convertible notes payable – related party	795,712	795,712
Derivative liabilities- note conversion features	442,100	136,177
Total Current liabilities	1,936,607	1,623,814
TOTAL LIABILITIES	$1,936,607	$1,623,814

Shareholder's equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized; none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 4,000,000,000 and 2,480,000,000 shares authorized; 419,484,910 and 141,096,983 shares issued and outstanding, respectively	4,195	1,411
Additional paid in capital	25,506,919	25,350,795
Stock payable	-	1,600
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(27,347,313)	(26,889,270)
Total shareholders' deficit	(1,836,882)	(1,536,147)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$99,725	$87,667

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended
	October 31,
	2017	2016

Sales- related party	$30,000	$30,000
Costs and expenses
Accounting and audit fees	12,160	5,000
G&A expenses	9,036	144
G&A expenses- related party	66,300	72,584
Professional fees	8,251	9,944
Total operating expenses	95,747	87,672
Loss from operations	(65,747)	(57,672)

Other income (expense)
Gain on extinguishment of debt	814	806,867
Fair value change of derivative liability	(319,401)	807,141
Interest on convertible notes	(73,709)	(300,663)
Total other income (expense)	(392,296)	1,313,345

Net Income (Loss)	$(458,043)	$1,255,673

Weighted average number of common shares outstanding -Basic	267,874,823	4,939,373
Weighted average number of common shares outstanding -Diluted	-	209,657,839
Net income/(loss) per common share – Basic	$(0.00)	$0.25
Net income/(loss) per common share – Diluted	$(0.00)	$0.01

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	October 31,
	2017	2016
Operating activities:
Net Income (Loss)	(458,043)	$1,255,673
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	57,859	-
Penalty on convertible notes payable	8,000	-
Loss from change in fair value of derivative liability	319,401	(807,141)
Gain on extinguishment of debt	(814)	(806,867)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	5,000	(17,500)
(Increase) decrease in loans receivable	-	-
(Decrease) increase in accounts payable and accrued liabilities	4,377	289,663
(Decrease) increase in accounts payable – related party	43,278	87,528
Net cash provided (used) in operating activities	$(20,942)	$1,356

Investing activities:
Purchase of intangible assets	-	-
Net cash flows used in investing activities	-	-

Financing activities:
Proceeds from convertible notes payable	38,000	-
Net cash provided by financing activities	38,000	-

Change in cash and cash equivalents	17,058	1,356
Cash and cash equivalents at the beginning of the period	25,167	2,296
Cash and cash equivalents at the end of the period	$42,225	$3,652

Supplementary disclosure for non-cash investing and financing activities
Common stock issued for conversion of debt	$158,907	$644,216
Debt discount from derivative liability	$46,000	$38,000

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

The accompanying unaudited interim consolidated financial statements of Golden Matrix Group, Inc. (“GMGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended July 31, 2017 on Form 10-K filed on November 7, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended July 31, 2017 have been omitted.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2017 and 2016:

	For the three ended
	October 31,
	2017	2016

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(458,043)	$1,255,673
Denominator:
Weighted average common shares outstanding	267,874,823	4,939,373

Basic earnings (loss) per common share	$(0.00)	$0.25

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(458,043)	$1,255,673
Denominator:
Weighted average common shares outstanding	267,874,823	4,939,373
Preferred shares	-	1,000
Convertible Debt	-	204,717,467
Adjusted weighted average common shares outstanding	267,874,823	209,657,839

Diluted earnings (loss) per common share	$(0.00)	$0.01

For the three months ended October 31, 2017 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the updates is permitted. Management is currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. AUS No. 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017. The Company does not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net working capital deficit of $1,836,882 and $2,536,322 as of October 31, 2017 and 2016, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at October 31, 2017 and July 31, 2017 consisted of the following:

	October 31,	July 31,
	2017	2017
Promissory Note #2	30,000	30,000
Promissory Note #31- in default	-	9,550
Promissory Note #42 - in default	-	430
Promissory Note #44 - in default	-	4,400
Promissory Note #45 - in default	28,285	28,285
Promissory Note #46 - in default	31,030	33,000
Promissory Note #59 - in default	10,000	10,000
Promissory Note #68-Related party	795,712	795,712
Promissory Note #69	-	33,810
Power Up Lending Group Ltd	38,000	-
Notes payable, principal	$933,027	$945,187
Debt discount	(30,427)	(12,035)
Total notes payable	$902,600	$933,152

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of October 31, 2017, debt discount balance $0 was recorded.

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

During three months ended October 31, 2017, the Company issued 71,464,540 common shares upon the conversion of $9,550 in principal and $6,437 in interest. As of October 31, 2017, this note has been fully converted.

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

On October 24, 2017, the Company agreed to settle a dispute regarding a claim by the note holder that GMGI was liable for damages and penalty interest. In this settlement the Company agreed to issue 19,166,672 shares and remit $5,000 in final settlement of all interest and any damages claimed. The Company recorded a gain on extinguishment of debt $814. This includes the settlement of Promissory Note #44, below.

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

During the three months ended October 31, 2017, the Company issued 49,667,010 common shares upon the conversion of $10,399 in principal and $2,686 in interest. As of October 31, 2017, this note has been fully converted.

On October 24, 2017, the Company agreed to settle a dispute regarding a claim by the note holder that GMGI was liable for damages and penalty interest. In this settlement the Company reached an agreement to issue 31,257,964 shares and remit $5,000 in final settlement of all interest and any damages claimed. The Company recorded a gain on extinguishment of debt $814.

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

As of October 31, 2017, principal balance of this note was $28,285. This note is currently in default and has a default interest rate of 16% per annum.

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

As of October 31, 2017, principal balance of this note was $31,030. During the three months ended October 31, 2017, the Company issued 18,996,933 common shares upon the conversion of $1,970 in principal and $880 in interest. This note is currently in default and has a default interest rate of 16% per annum.

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

As of October 31, 2017, principal balance of this note was $10,000.

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

As of October 31, 2017, principal balance of this note was $795,712. This note is currently in default. The default had no effect on the note’s interest rate.

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

During the three months ended October 31, 2017, the Company issued 138,259,443 common shares upon the conversion of $33,810 in principal, $1,906 in interest and $1,600 in stock payable. As of October 31, 2017 and 2016, derivative liability of this note was $0 and $0, respectively. As of October 31, 2017, this note has been fully converted.

Promissory Note #70

On September 7, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on June 15, 2018. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $67,041 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended July 31, 2017, $25,965 amortization of debt discount expense was recorded on this note. As of October 31, 2017, debt discount of this note was $30,428.

As of October 31, 2017, principal balance of this note was $38,000.

NOTE 4 - DERIVATIVE LIABILITIES

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

During the three months ended October 31, 2017 and 2016, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $76,251 and $0 respectively The Company remeasured the fair value of the instruments as of October 31, 2017 and 2016, and recorded an unrealized loss of $319,401 and a gain of $807,141 for the three months ended October 31, 2017 and 2016, respectively. The Company recorded a loss on settlement of derivative liability of $1,660 and $0 at October 31, 2017 and 2016, respectively. At October 31, 2017 and 2016, the derivative liability associated with the note conversion features were $442,100 and $1,016,792, respectively.

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

	October 31,	July 31,
	2017	2017
Balance, beginning of period	$136,177	$1,939,753
Initial recognition of derivative liability	76,251	61,883
Conversion of derivative instruments to Common Stock	(88,070)	(254,306)
Mark-to-Market adjustment to fair value	319,401	(1,611,153)
Loss on settlement agreement	(1,660)	-
Balance, end of period	$442,100	$136,177

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice. During three months ended October 31, 2017 and 2016, general and administrative expense related to this service was $66,300 and $72,584, respectively. As of October 31, 2017, the Company has a $252,347 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. During three months ended October 31, 2017 and 2016, revenue from Globaltech was $30,000 and $30,000, respectively. As of October 31, 2017, the Company had a $57,500 accounts receivable to Globaltech.

NOTE 7 – EQUITY

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

As of October 31, 2017, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 4,000,000,000 shares of its $0.00001 par value common stock.

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

On September 14, 2017, the Company’s Board of Directors approved to increase the Company’s authorized common shares from 2,480,000,000 to 4,000,000,000 shares with no change to the Company’s class of Preferred Stock.

During the three months ended October 31, 2017, the Company issued 278,387,927 shares of common stock for the conversion of various convertible notes of $55,669 in principal, $11,908 in interest and $1,600 in stock payable (see Note 4).

As of October 31, 2017, 4,000,000,000 common shares of par value $0.00001 were authorized, of which 419,484,910 shares were issued and outstanding.

NOTE 8 – CONCENTRATION

The Company’s revenues for the three months ended October 31, 2017 were from one related party. As of October 31, 2017, the aggregate amount due from this related party was $57,500.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to October 31, 2017, the Company issued 65,956,133 shares of common stock for conversion of $6,780 note principal and $ 3,113 interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended October 31, 2017. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On September 7, 2017, the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) for $38,000. The note bears interest at 8% and matures on June 15, 2018.

On September 14, 2017, the Company’s Board of Directors approved to increase the Company’s authorized common shares from 2,480,000,000 to 4,000,000,000 shares with no change to the Company’s class of Preferred Stock.

On October 24, 2017, the Company entered into a Note Settlement and Termination Agreement with Union Capital, LLC to settle a dispute regarding a claim by the note holder that GMGI was liable for damages and penalty interest. In this settlement the Company agreed to issue 19,166,672 shares and remit $5,000 in final settlement of all interest and any damages claimed. The Company recorded a gain on extinguishment of debt $814.

Plan of Operation

GMGI has developed and acquired unique valuable technology that provides a social online gaming platform for operators.

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

Results of Operations

Three months ended October 31, 2017 compared to the three months ended October 31, 2016.

Revenues

We generated $30,000 revenues during the three months ended October 31, 2017 compared to $30,000 for the three months ended October 31, 2016. Revenues for the three months ended October 31, 2017 was related to the social online gaming systems provided to customers.

General and administrative Expenses

During the three months ended October 31, 2017 and 2016, general and expense were $75,336 and $72,728 respectively. The increase in general and administrative expense was primarily a result of the increasing on consulting services. General and administrative expenses primarily consist of office expenses and consulting fees.

Interest Expense

During the three months ended October 31, 2017 and 2016, interest expense was $73,709 and $300,663 respectively. The decrease of interest expense was mainly due to cancellation on convertible debt.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $319,401 for the three months ended October 31, 2017 compared to a gain of $807,141 for the three months ended October 31, 2016. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain on extinguishment of debt

During the three months ended October 31, 2017 and 2016, gain on extinguishment of debt was $814 and $806,867 respectively. The change primarily resulted from the Settlement Agreement signed on October 24, 2017, and the Cancellation and Release agreement signed on September 22, 2016.

Net Loss

We had net loss of $458,043 and a net income of $1,255,673 for the three months ended October 31, 2017 and 2016, respectively. The decrease of net income in 2017 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $42,225 in cash at October 31, 2017.

During the three months ended October 31, 2017, cash used in operating activities was $20,942 compared to $1,356 provided for the three months ended October 31, 2016. The change in the amounts of cash used for operating activities was primarily due to the extinguishment of the convertible notes.

During the three months ended October 31, 2017, cash provided by financing activities was $38,000 compared to $0 for three months ended October 31, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2016, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 7, 2017 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On August 22, 2017, the holder of a convertible note converted $1,015 of principal and $669 of interest into 8,418,650 shares of common stock

On August 23, 2017, the holder of a convertible note converted $2,390 of principal into 8,851,852 shares of common stock.

On August 28, 2017, the holder of a convertible note converted $1,065 of principal and $706 of interest into 8,854,400 shares of common stock

On August 29, 2017, the holder of a convertible note converted $2,390 of principal into 8,851,852 shares of common stock.

On August 31, 2017, the holder of a convertible note converted $1,170 of principal and $778 of interest into 9,738,900 shares of common stock

On September 5, 2017, the holder of a convertible note converted $2,880 of principal into 10,666,667 shares of common stock.

On September 6, 2017, the holder of a convertible note converted $2,400 of principal and $611 of interest into 10,035,726 shares of common stock.

On September 12, 2017, the holder of a convertible note converted $1,750 of principal and $1,177 of interest into 11,708,600 shares of common stock.

On September 13, 2017, the holder of a convertible note converted $3,300 of principal into 10,645,161 shares of common stock.

On September 13, 2017, the holder of a convertible note converted $2,000 of principal and $512 into 8,373,333 shares of common stock.

On September 18, 2017, the holder of a convertible note converted $3,090 of principal into 10,655,172 shares of common stock.

On September 20, 2017, the holder of a convertible note converted $2,050 of principal and $1,390 of interest into 13,758,920 shares of common stock

On September 21, 2017, the holder of a convertible note converted $3,990 of principal into 13,758,621 shares of common stock.

On September 27, 2017, the holder of a convertible note converted $3,990 of principal into 13,758,621 shares of common stock.

On September 28, 2017, the holder of a convertible note converted $1,250 of principal and $854 of interest into 8,415,920 shares of common stock

On October 5, 2017, the holder of a convertible note converted $3,440 of principal into 13,760,000 shares of common stock.

On October 9, 2017, the holder of a convertible note converted $2,795 of principal and $645 of interest into 13,760,000 shares of common stock.

On October 9, 2017, the holder of a convertible note converted $2,300 of principal and $610 of interest into 12,091,279 shares of common stock.

On October 10, 2017, the holder of a convertible note converted $1,250 of principal and $864 of interest into 10,569,150 shares of common stock.

On October 16, 2017, the holder of a convertible note converted $1,261 of interest into 5,482,609 shares of common stock.

On October 20, 2017, the holder of a convertible note converted $3,639 of principal and $961 of interest into 19,166,672 shares of common stock.

On October 23, 2017, the holder of a convertible note converted $1,970 of principal and $880 of interest into 18,996,933 shares of common stock.

2. Subsequent Issuances:

On November 7, 2017, the Company issued 20,923,733 shares of common stock for conversion of $2,160 note principal and $979 interest.

On November 20, 2017, the Company issued 21,975,200 shares of common stock for conversion of $2,259 note principal and $1,037 interest.

On December 4, 2017, the Company issued 23,057,200 shares of common stock for conversion of $2,361 note principal and $1,098 interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc. *

3.2	Bylaws of Golden Matrix Group, Inc.*

31.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

__________________

* Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MATRIX GROUP, INC

Dated: December 5, 2017	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 5, 2017	By:	/s/ Anthony Goodman
Anthony Goodman- Its: Chief Executive Officer

Dated: December 5, 2017	By:	/s/ Weiting Feng
Weiting Feng - Its: Chief Financial Officer

