Form 10-Q
period 2018-01-31
Golden Matrix Group, Inc.
filed 2018-03-13
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

As of March 7, 2018 there were 1,557,662,161 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC.
Consolidated Balance Sheets

	As of	As of
	January 31, 2018	July 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,808	$25,167
Accounts receivable – related party	62,500	62,500
Total current assets	69,308	87,667
TOTAL ASSETS	$69,308	$87,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,811	$21,093
Accounts payable – related party	376,907	384,984
Advance from shareholders	1,000	1,000
Accrued interest	155,533	147,408
Convertible notes payable, net of discount	50,474	51,776
Convertible notes payable , net– in default	53,229	85,664
Convertible notes payable – related party	795,712	795,712
Derivative liabilities- note conversion features	208,898	136,177
Total Current liabilities	1,670,564	1,623,814
TOTAL LIABILITIES	$1,670,564	$1,623,814

Shareholder's equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized; none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 4,000,000,000 and 2,480,000,000 shares authorized; 779,012,961 and 141,096,983 shares issued and outstanding, respectively	7,790	1,411
Additional paid in capital	25,654,466	25,350,795
Stock payable	-	1,600
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(27,262,829)	(26,889,270)
Total shareholders' deficit	(1,601,256)	(1,536,147)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$69,308	$87,667

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2018	2017	2018	2017

Sales – related party	$30,000	$30,000	$60,000	$60,000
Costs and expenses
Accounting and audit fees	3,000	27,400	15,160	32,400
Amortization expense	23,760	-	23,760	-
G&A expenses	16,989	50,155	26,025	50,299
G&A expenses- related party	54,300	59,702	120,600	132,286
Professional fees	8,963	13,958	17,214	23,902
Total operating expenses	(107,012)	(151,215)	(202,759)	(238,887)
Loss from operations	(77,012)	(121,215)	(142,759)	(178,887)

Other income (expense)
Gain on extinguishment of debt	-	-	814	806,867
Fair value change of derivative liability	189,513	337,172	(129,888)	1,144,313
Interest on convertible notes	(28,017)	(46,066)	(101,726)	(346,729)
Total other income (expense)	161,496	291,106	(230,800)	1,604,451

Net Income (Loss)	$84,484	$169,891	$(373,559)	$1,425,564

Weighted average number of common shares outstanding -Basic	578,931,219	9,935,555	423,403,521	7,472,027
Weighted average number of common shares outstanding -Diluted	2,287,360,616	252,443,800	423,403,521	248,410,283
Net income/(loss) per common share – Basic	$0.00	$0.02	$(0.00)	$0.19
Net income/(loss) per common share – Dilutied	$0.00	$0.00	$(0.00)	$0.01

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	January 31,
	2018	2017
Operating activities:
Net Income (Loss)	$(373,559)	$1,425,564
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	70,759	303,170
Fair value of stock option issued for services	23,760	-
Penalty on convertible notes payable	8,000	-
Loss (Gain) from change in fair value of derivative liability	129,888	(1,144,313)
Gain on extinguishment of debt	(814)	(806,867)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(12,500)
(Increase) decrease in loans receivable	-	-
(Decrease) increase in accounts payable and accrued liabilities	2,718	45,759
(Decrease) increase in accounts payable – related party	51,923	-
(Decrease) increase in accrued interest	30,966	162,688
Net cash provided (used) in operating activities	$(56,359)	$(26,499)

Investing activities:
Purchase of intangible assets	-	-
Net cash flows used in investing activities	-	-

Financing activities:
Proceeds from convertible notes payable	38,000	38,000
Net cash provided by financing activities	38,000	38,000

Change in cash and cash equivalents	(18,359)	11,501
Cash and cash equivalents at the beginning of the period	25,167	2,296
Cash and cash equivalents at the end of the period	$6,808	$13,797

Supplementary disclosure for non-cash investing and financing activities
Common stock issued for conversion of debt	$224,690	$559,538
Debt discount from derivative liability	$46,000	$38,000
Shares issued for settlement of accounts payable – related party	$60,000	-

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$84,484	$169,891	$(373,559)	$1,425,564
Denominator:
Weighted average common shares outstanding	578,931,219	9,935,555	423,403,521	7,472,027

Basic earnings (loss) per common share	$0.00	$0.02	$(0.00)	$0.19

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$84,484	$169,891	$(373,559)	$1,425,564
Denominator:
Weighted average common shares outstanding	578,931,219	9,935,555	423,403,521	7,472,027
Preferred shares	1,000	1,000	-	1,000
Convertible debt	1,708,428,397	242,507,245	-	240,937,256
Adjusted weighted average common shares outstanding	2,287,360,616	252,443,800	423,403,521	248,410,283

Diluted earnings (loss) per common share	$0.00	$0.00	$(0.00)	$0.01

For the six months ended January 31, 2017 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net working capital deficit of $1,601,256 and $1,996,341 as of January 31, 2018 and 2017, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at January 31, 2018 and July 31, 2017 consisted of the following:

	January 31,	July 31,
	2018	2017
Promissory Note #2	30,000	30,000
Promissory Note #31- in default	-	9,550
Promissory Note #42 - in default	-	430
Promissory Note #44 - in default	-	4,400
Promissory Note #45 - in default	28,285	28,285
Promissory Note #46 - in default	14,945	33,000
Promissory Note #59 - in default	10,000	10,000
Promissory Note #68-Related party	795,712	795,712
Promissory Note #69	-	33,810
Promissory Note #70	38,000	-
Notes payable, principal	$916,942	$945,187
Debt discount	(17,527)	(12,035)
Total notes payable	$899,415	$933,152

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of January 31, 2018, debt discount balance $0 was recorded.

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

During six months ended January 31, 2018, the Company issued 71,464,540 common shares upon the conversion of $9,550 in principal and $6,437 in interest. As of January 31, 2018, this note has been fully converted.

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

During the six months ended January 31, 2018, the Company issued 49,667,010 common shares upon the conversion of $10,399 in principal and $2,686 in interest. As of January 31, 2018, this note has been fully converted.

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

As of January 31, 2018, principal balance of this note was $28,285. This note is currently in default and has a default interest rate of 16% per annum.

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

As of January 31, 2018, principal balance of this note was $14,945. During the six months ended January 31, 2018, the Company issued 222,963,666 common shares upon the conversion of $18,055 in principal and $8,489 in interest. This note is currently in default and has a default interest rate of 16% per annum.

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

As of January 31, 2018, principal balance of this note was $10,000.

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

As of January 31, 2018, principal balance of this note was $795,712. This note is currently in default. The default had no effect on the note’s interest rate.

Promissory Note #69

On January 11, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on October 28, 2017. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $61,883 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the six months ended January 31, 2018 and 2017, $12,036 and $13,524 amortization expense of debt discount was recorded on this note. As of January 31, 2018 and 2017, debt discount of this note was $0 and $12,036, respectively.

During the six months ended January 31, 2018, the Company issued 138,259,443 common shares upon the conversion of $33,810 in principal, $1,906 in interest and $1,600 in stock payable. As of January 31, 2018, this note has been fully converted.

Promissory Note #70

On September 7, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on June 15, 2018. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $67,041 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the six months ended January 31, 2018, $20,472 amortization expense of debt discount was recorded on this note. As of January 31, 2018, debt discount of this note was $17,528.

As of January 31, 2018, principal balance of this note was $38,000.

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

During the six months ended January 31, 2018 and 2017, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $76,252 and $61,883 respectively The Company remeasured the fair value of the instruments as of January 31, 2018 and 2017, and recorded an unrealized loss of $129,888 and a gain of $1,144,313 for the six months ended January 31, 2018 and 2017, respectively. The Company recorded a loss on settlement of derivative liability of $1,660 and $0 as of January 31, 2018 and 2017, respectively. As of January 31, 2018 and 2017, the derivative liability associated with the note conversion features were $131,759 and $ 208,954, respectively.

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

	January 31,	July 31,
	2018	2017
Balance, beginning of period	$136,177	$1,939,753
Initial recognition of derivative liability	76,251	61,883
Conversion of derivative instruments to Common Stock	(131,759)	(254,306)
Mark-to-Market adjustment to fair value	129,888	(1,611,153)
Loss on settlement agreement	(1,660)	-
Balance, end of period	$208,898	$136,177

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

On April 1, 2016, the Company entered into a Back Office / Services Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly owned by the director of the Company. Pursuant to the agreement, Articulate would provide accounting, customer supporting, technology, programming and design services, in exchange, the Company would pay $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further co-operation. During six months ended January 31, 2018 and 2017, consulting expense related to this service was $45,000 and $54,000, respectively. As of January 31, 2018, the Company has a $241,127 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. During six months ended January 31, 2018 and 2017, revenue from Globaltech was $60,000 and $60,000, respectively. As of January 31, 2018, the Company had a $62,500 accounts receivable to Globaltech.

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Mr. Goodman.

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Financial Executive Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Ms.Feng.

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

As of January 31, 2018, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

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

On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Mr. Goodman.

On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Ms.Weiting Feng.

During the six months ended January 31, 2018, the Company issued 482,354,660 shares of common stock for the conversion of various convertible notes of $71,754 in principal, $19,518 in interest and $1,600 in stock payable (see Note 4).

During the six months ended January 31, 2018, the Company issued 155,561,318 shares of common stock for settlement of $60,000 accounts payable.

As of January 31, 2018, 4,000,000,000 common shares of par value $0.00001 were authorized, of which 779,012,961 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. The stock option was granted at the fair value of the grant date using the Black-Scholes option pricing model, and revalued at each reporting period end and amortized at the greater value of vested or straight-line amortization. The compensation expense will be charged to operations through the vesting period.

The Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $108,000 in total on the grant date.

The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.00044 with exercise period of one and a half years to an officer, vesting 33% each half year. The fair value of the stock option was $83,808 on the grant date.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with exercise period of one and a half years to an officer, vesting 1/3 each half year for one and a half years. The fair value of the stock option was $323,225 on the grant date.

As of January 31, 2018, none of the stock options were vested; $23,760 amortization expense was recorded related to the 2018 Equity Incentive Plan.

NOTE 8 – CONCENTRATION

The Company’s revenues for the six months ended January 31, 2018 were from one related party. As of January 31, 2018, the aggregate accounts receivable due from this related party was $62,500.

NOTE 9 – SUBSEQUENT EVENTS

On February 28, 2018, the Company entered an Asset Purchase Agreement with Luxor Capital LLC (“Luxor”), which is wholly owned by the Company’s Chief Executive Officer Anthony Goodman, pursuant to which the Company agree to purchase certain Intellectual Property and Know-how (the “GM2 Asset”). The GM2 Asset purchased is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1 2018, the Company entered into a License Agreement with Articulate Pty Ltd. (“Articulate”), an affiliate of Mr. Goodman. Pursuant to the License Agreement, Articulate will receive a license from the Company to use the GM2 Asset technology. Articulate will pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

On March 2, 2018, the Company reaffirmed its operator service agreement with Game Sparks Technologies Limited (“Gamesparks”), now a wholly owned division of Amazon.com Inc (“Amazon”). Whilst there have been certain delays in fully launching the Social Gaming Platform, GameSparks confirmed that it has long shared Amazon’s passion for helping developers create amazing gaming experiences, so it’s a natural fit. Being part of Amazon means GameSparks will continue to grow the service, as well as explore new ways to unlock the power of Amazon to help build, operate, and monetize our products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the six months ended January 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On April 1, 2016, the Company entered a Back Office / Services Provider Agreement with Articulate Pty Ltd (“Articulate”), to assist the Company in developing, marketing, and supporting services.

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

On January 9, 2017, the Company effectuated a 1 for 150 reverse stock split, thereby reducing the issued and outstanding shares of common stock to 10,164,065 following the reverse split. The authorized number of shares of common stock was increased to 2,480,000,000 and effective on January 17, 2017.

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

On January 3, 2018, the Company adopted a “2018 Equity Incentive Plan” to attract and retain the best available personnel, to provide incentive to certain individuals providing to the Company and to promote the success of the Company’s business and thereby enhance long-term shareholder value.

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

Results of Operations

Three months ended January 31, 2018 compared to the three months ended January 31, 2017.

Revenues

We generated $30,000 revenues during the three months ended January 31, 2018 compared to $30,000 for the three months ended January 31, 2017. Revenues for the three months ended January 31, 2018 and 2017 were related to the social online gaming systems provided to customers.

General and administrative Expenses

During the three months ended January 31, 2018 and 2017, general and expense were $83,252 and $151,215 respectively. The increase in general and administrative expense was primarily a result of the increasing on the compensation expense of the stock options. General and administrative expenses primarily consist of office expenses and consulting fees.

Interest Expense

During the three months ended January 31, 2018 and 2017, interest expense was $28,017 and $46,066 respectively. The decrease of interest expense was mainly due to the cancellation on convertible debt.

Amortization Expense

During the three months ended January 31, 2018 and 2017, amortization expense was $23,760 and $0 respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $189,513 for the three months ended January 31, 2018 compared to $ 337,172 for the three months ended January 31, 2017. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had net profit of $84,484 and $169,891 for the three months ended January 31, 2018 and 2017, respectively. The decrease of net profit in 2018 was as a result of the items discussed above.

Six months ended January 31, 2018 compared to the six months ended January 31, 2018.

Revenues

We generated $60,000 revenues during the six months ended January 31, 2018 compared to $60,000 for the six months ended January 31, 2017. Revenues for the six months ended January 31, 2018 and 2017 were related to the social online gaming systems provided to customers.

General and administrative Expenses

During the six months ended January 31, 2018 and 2017, general and expense were $178,999 and $238,887 respectively. The decrease in general and administrative expense was primarily a result of the decreasing in development costs. General and administrative expenses primarily consist of office expenses and consulting fees.

Interest Expense

During the six months ended January 31, 2018 and 2017, interest expense was $101,726 and $346,729 respectively. The decrease of interest expense was mainly due to the cancellation on convertible debt.

Amortization Expense

During the six months ended January 31, 2018 and 2017, amortization expense was $23,760 and $0 respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $129,888 for the six months ended January 31, 2018 compared to a gain of $1,144,313 for the six months ended January 31, 2017. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain on extinguishment of debt

During the six months ended January 31, 2018 and 2017, gain on extinguishment of debt was $814 and $806,867 respectively. The change primarily resulted from the Settlement Agreement signed on October 24, 2017, and the Cancellation and Release agreement signed on September 22, 2016.

Net Loss

We had net loss of $373,559 and a net profit of $1,425,564 for the six months ended January 31, 2018 and 2017, respectively. The decrease of net profit in 2018 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $6,808 in cash at January 31, 2018.

During the six months ended January 31, 2018, cash used in operating activities was $56,359 compared to $26,499 provided for the six months ended January 31, 2017. The change in the amounts of cash used for operating activities was primarily due to the grant of the stock options.

During the six months ended January 31, 2018, cash provided by financing activities was $38,000 compared to $38,000 for six months ended January 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 7, 2017 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On November 7, 2017, the holder of a convertible note converted $2,160 of principal and $979 of interest into 20,923,733 shares of common stock.

On November 21, 2017, the holder of a convertible note converted $2,259 of principal and $1,037 of interest into 21,975,200 shares of common stock.

On December 4, 2017, the holder of a convertible note converted $2,361 of principal and $1,098 of interest into 23,057,200 shares of common stock.

On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle $30,000 of accounts payable with Mr. Brian Goodman.

On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle $30,000 of accounts payable with Ms. Weingting Feng.

On January 2, 2018, the holder of a convertible note converted $2,165 of principal and $1,034 of interest into 31,989,800 shares of common stock.

On January 9, 2018, the holder of a convertible note converted $2,270 of principal and $1,091 of interest into 33,611,000 shares of common stock.

On January 17, 2018, the holder of a convertible note converted $2,380 of principal and $1,152 of interest into 35,323,200 shares of common stock.

On January 29, 2018, the holder of a convertible note converted $2,490 of principal and $1,219 of interest into 37,086,600 shares of common stock.

2. Subsequent Issuances:

On February 6, 2018, the holder of a convertible note converted $2,605 of principal and $1,284 of interest into 38,890,800 shares of common stock.

On February 14, 2018, the holder of a convertible note converted $2,730 of principal and $1,355 of interest into 40,852,800 shares of common stock.

On February 14, 2018, the Company issued 625,000,000 shares of common stock to Luxor Capital LLC (“Luxor”), pursuant to the Asset Purchase Agreement, to purchase certain Intellectual Property and Know-how (the “GM2 Asset”).

On March 6, 2018, the holder of a convertible note converted $4,910 of principal and $2,481 of interest into 73,905,600 shares of common stock.

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

_____________

* Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MATRIX GROUP, INC

Dated: March 12, 2018	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 12, 2018	By:	/s/ Anthony Goodman
Anthony Goodman- Its: Chief Executive Officer

Dated: March 12, 2018	By:	/s/ Weiting Feng
Weiting Feng - Its: Chief Financial Officer

