Form 10-Q
period 2018-04-30
Golden Matrix Group, Inc.
filed 2018-06-15
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 13, 2018, there were 2,292,904,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we,”“GMGI” “our,” “us,” the “Company,” refers to Golden Matrix Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC.
Consolidated Balance Sheets

	As of	As of
	April 30, 2018	July 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,941	$25,167
Accounts receivable – related party	250,648	62,500
Total current assets	340,589	87,667
TOTAL ASSETS	$340,589	$87,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,951	$21,093
Accounts payable – related party	416,207	384,984
Advance from shareholders	1,000	1,000
Accrued interest	161,003	147,408
Convertible notes payable, net of discount	30,000	51,776
Convertible notes payable, net– in default	40,214	85,664
Convertible notes payable – related party	795,712	795,712
Derivative liabilities- note conversion features	101,905	136,177
Total Current liabilities	1,559,992	1,623,814
TOTAL LIABILITIES	$1,559,992	$1,623,814

Shareholder’s equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized; none outstanding	-	-
Preferred stock, Series B: $0.00001 par value; 1,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 4,000,000,000 and 2,480,000,000 shares authorized; 1,992,904,757 and 141,096,983 shares issued and outstanding, respectively	19,929	1,411
Additional paid in capital	26,058,228	25,350,795
Stock payable	1,200	1,600
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(27,298,077)	(26,889,270)
Total shareholders’ deficit	(1,219,403)	(1,536,147)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$340,589	$87,667

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2018	2017	2018	2017

Sales- related party	$345,148	$30,000	$405,148	$90,000
Costs and expenses
Accounting and audit fees	3,750	4,000	18,910	36,400
Amortization expense	68,126	-	91,886	-
G&A expenses	54,153	-	80,178	50,299
G&A expenses- related party	229,800	57,031	350,400	189,317
Professional fees	9,306	1,681	26,520	25,583
Total operating expenses	(365,135)	(62,712)	(567,894)	(301,599)
Loss from operations	(19,987)	(32,712)	(162,746)	(211,599)

Other income (expense)
Gain on extinguishment of debt	-	-	814	806,867
Fair value change of derivative liability	15,824	270,448	(114,064)	1,414,761
Interest on convertible notes	(31,085)	(37,508)	(132,811)	(384,237)
Total other income (expense)	(15,261)	232,940	(246,061)	1,837,391

Net Income (Loss)	$(35,248)	$200,228	$(408,807)	$1,625,792

Weighted average number of common shares outstanding -Basic	1,479,677,984	73,820,366	767,756,060	29,842,948
Weighted average number of common shares outstanding -Diluted	1,479,677,984	1,299,167,314	767,756,060	1,220,360,207
Net income/(loss) per common share – Basic	$(0.00)	$0.00	$(0.00)	$0.05
Net income/(loss) per common share – Dilutied	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	April 30,
	2018	2017
Operating activities:
Net Income (Loss)	$(408,807)	$1,625,792
Adjustment to reconcile net loss to net cash in operating activities
Amortization expense	88,287	315,206
Fair value of stock option issued for services	91,886	-
Fair value of shares issued for services	198,704	-
Penalty on convertible notes payable	8,000	-
Loss (Gain) from change in fair value of derivative liability	114,064	(1,414,761)
Gain on extinguishment of debt	(814)	(806,867)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(188,148)	(32,500)
(Increase) decrease in loans receivable	-	-
(Decrease) increase in accounts payable and accrued liabilities	71,318	(11,508)
(Decrease) increase in accounts payable – related party	21,223	246,204
(Decrease) increase in accrued interest	31,061	61,935
Net cash provided (used) in operating activities	$26,774	$(16,499)

Investing activities:
Purchase of intangible assets	-	-
Net cash flows used in investing activities	-	-

Financing activities:
Proceeds from sale of stock	-	-
Proceeds from convertible notes payable	38,000	38,000
Net cash provided by financing activities	38,000	38,000

Change in cash and cash equivalents	64,774	21,501
Cash and cash equivalents at the beginning of the period	25,167	2,296
Cash and cash equivalents at the end of the period	$89,941	$23,797

Supplementary disclosure for non-cash investing and financing activities
Common stock issued for conversion of debt	$374,961	$600,463
Debt discount from derivative liability	$46,000	$38,000
Shares issued for settlement of accounts payable – related party	$60,000	-

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(35,248)	$200,228	$(408,807)	$1,625,792
Denominator:
Weighted average common shares outstanding	1,479,677,984	73,820,366	767,756,060	29,842,948

Basic earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.05

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(35,248)	$200,228	$(408,807)	$1,625,792
Denominator:
Weighted average common shares outstanding	1,479,677,984	1,299,167,314	767,756,060	1,220,360,207
Preferred shares	-	1,000	-	1,000
Convertible debt	-	242,507,245	-	1,190,516,258
Adjusted weighted average common shares outstanding	1,479,677,984	252,443,800	767,756,060	1,220,360,207

Diluted earnings (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

For the three months and nine months ended April 30, 2018 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net working capital deficit of $1,219,403 and $1,755,188 as of April 30, 2018 and 2017, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at April 30, 2018 and July 31, 2017 consisted of the following:

	April 30,	July 31,
	2018	2017
Promissory Note #2	30,000	30,000
Promissory Note #31 - in default	-	9,550
Promissory Note #42 - in default	-	430
Promissory Note #44 - in default	-	4,400
Promissory Note #45 - in default	28,285	28,285
Promissory Note #46 - in default	1,929	33,000
Promissory Note #59 - in default	10,000	10,000
Promissory Note #68 - Related party	795,712	795,712
Promissory Note #69	-	33,810
Promissory Note #70	-	-
Notes payable, principal	$865,926	$945,187
Debt discount	-	(12,035)
Total notes payable	$865,926	$933,152

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of April 30, 2018, principal balance of this note was $30,000.

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

During nine months ended April 30, 2018, the Company issued 71,464,540 common shares upon the conversion of $9,550 in principal and $6,437 in interest. As of April 30, 2018, this note has been fully converted.

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

During the nine months ended April 30, 2018, the Company issued 49,667,010 common shares upon the conversion of $10,399 in principal and $2,686 in interest. As of April 30, 2018, this note has been fully converted.

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

As of April 30, 2018, principal balance of this note was $28,285. This note is currently in default and has a default interest rate of 16% per annum.

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

As of April 30, 2018, principal balance of this note was $1,929. During the nine months ended April 30, 2018, the Company issued 418,804,866 common shares upon the conversion of $31,070 in principal and $15,058 in interest. This note is currently in default and has a default interest rate of 16% per annum.

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

As of April 30, 2018, principal balance of this note was $10,000.

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

As of April 30, 2018, principal balance of this note was $795,712. This note is currently in default. The default had no effect on the note’s interest rate.

Promissory Note #69

On January 11, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on October 28, 2017. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $61,883 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended April 30, 2018 and 2017, $12,036 and $13,524 amortization expense of debt discount was recorded on this note. As of April 30, 2018 and 2017, debt discount of this note was $0 and $24,476, respectively.

During the nine months ended April 30, 2018, the Company issued 138,259,443 common shares upon the conversion of $33,810 in principal, $1,906 in interest and $1,600 in stock payable. As of April 30, 2018, this note has been fully converted.

Promissory Note #70

On September 7, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on June 15, 2018. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $67,041 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the nine months ended April 30, 2018, $38,000 amortization expense of debt discount was recorded on this note. As of April 30, 2018, debt discount of this note was $0.

During the nine months ended April 30, 2018, the Company issued 368,050,596 common shares upon the conversion of $38,000 in principal, $1,520 in interest. As of April 30, 2018, this note has been fully converted.

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

During the nine months ended April 30, 2018 and 2017, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $76,251 and $61,883 respectively The Company remeasured the fair value of the instruments as of April 30, 2018 and 2017, and recorded an unrealized loss of $114,064 and a gain of $1,144,313 for the nine months ended April 30, 2018 and 2017, respectively. The Company recorded a loss on settlement of derivative liability of $1,660 and $0 as of April 30, 2018 and 2017, respectively. As of April 30, 2018 and 2017, the derivative liability associated with the note conversion features were $222,929 and $ 232,133, respectively.

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

	April 30,	July 31,
	2018	2017
Balance, beginning of period	$136,177	$1,939,753
Initial recognition of derivative liability	76,251	61,883
Conversion of derivative instruments to Common Stock	(222,929)	(254,306)
Mark-to-Market adjustment to fair value	114,066	(1,611,153)
Loss on settlement agreement	(1,660)	-
Balance, end of period	$101,905	$136,177

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

On April 1, 2016, the Company entered into a Back Office / Services Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly owned by the director of the Company. Pursuant to the agreement, Articulate would provide accounting, customer supporting, technology, programming and design services, in exchange, the Company would pay $4,500 per month ending for services rendered plus reimbursement of the Company’s expenses. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further co-operation. During nine months ended April 30, 2018 and 2017, consulting expense related to this service was $45,000 and $81,000, respectively. As of April 30, 2018, the Company has a $238,278 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. During nine months ended April 30, 2018 and 2017, revenue from Globaltech was $90,000 and $90,000, respectively. As of April 30, 2018, the Company had a $60,500 accounts receivable to Globaltech.

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

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock, and an Earnout Note calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate will receive a license from the Company to use the GM2 Asset technology. Articulate will pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system. During three months ended April 30, 2018, revenue from Articulate was $315,148. As of April 30, 2018, the Company had a $190,148 accounts receivable to Articulate.

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

As of April 30, 2018, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

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

On February 28, 2018, the Company issued 625,000,000 shares of common stock to Luxor Capital, LLC, pursuant to the Asset Purchase Agreement . These shares were valued at $187,500 based on the market price on the issuance date.

On March 12, 2018, the Company entered into a Corporate Communication and Investor Relations Program (the “ Agreement”) with James Caplan, d/b/a Marker Maker, pursuant to the Agreement, 25,000,000 shares of common stock have been granted to Market Maker or in such names designated by James Caplan. These shares were valued at $10,000 based on the market price on the issuance date.

On April 26, 2018, the Company entered into a Consulting Agreement with Joshua Ramsdell of J Ramsdell Consulting Services Agreement ( the ‘ Agreement”), pursuant to the Agreement, the Consultant desires to provide relations management services, in exchange, 2,000,000 shares of common stock to be issued to the Consultant. Market value of these shares were $1,200. As of April 30, 2018, $1,200 stock payable was recorded.

During the nine months ended April 30, 2018, the Company issued 1,046,246,456 shares of common stock for the conversion of various convertible notes of $122,769 in principal, $27,607 in interest and $1,600 in stock payable (see Note 3).

During the nine months ended April 30, 2018, the Company issued 155,561,318 shares of common stock for settlement of $60,000 accounts payable.

As of April 30, 2018, 4,000,000,000 common shares of par value $0.00001 were authorized, of which 1,992,904,757 shares were issued and outstanding.

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

On March 15, 2018, the Company granted stock options to an external consultants, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $82,943 on the grant date.

As of April 30, 2018, none of the stock options were vested; $91,886 amortization expense was recorded related to the 2018 Equity Incentive Plan.

NOTE 8 – CONCENTRATION

The Company’s revenues for the nine months ended April 30, 2018 were from two related parties. As of April 30, 2018, the aggregate accounts receivable due from this related party was $250,648.

NOTE 9 – SUBSEQUENT EVENTS

On May 1, 2018, the Company’s Board of Directors adopted a resolution to increase the Company’s authorized number of shares of Common Stock from four billion (4,000,000,000) shares to six billion (6,000,000,000) shares. The action shall be taken twenty 20 days after the first mailing of the Information Statement to stockholders.

On May 8, 2018, the Company granted stock options to an external consultants, Siu Kei Ho. The consultant was granted to purchase 75,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years.

On May 29, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with LG Capital Funding LLC (“LG”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note issued by the Company in favour of LG which was dated March 19, 2014 (the “Note”) and in the original principal amount of $75,000.

On June 6, 2018, the Company entered into subscription agreement with Thomas McChesney, in which the Company sold 12,500,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $5,000.

On June 7, 2018, the Company entered into subscription agreement with Joel D Mayersohn, in which the Company sold 12,500,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $5,000.

On June 7, 2018, the Company entered into subscription agreement with Water to Wine, LLC, in which the Company sold 12,500,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $5,000.

On June 7, 2018, the Company entered into subscription agreement with DTMFS,LP, in which the Company sold 162,500,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $65,000.

On June 7, 2018, the Company entered into subscription agreement with James H. Caplan, in which the Company sold 25,000,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $10,000.

On June 7, 2018, the Company entered into subscription agreement with Kircher Charitable Remainder Unitrust, in which the Company sold 25,000,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $10,000.

On June 7, 2018, the Company entered into subscription agreement with Kircher Family Foundation Inc., in which the Company sold 25,000,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $10,000.

On June 7, 2018, the Company entered into subscription agreement with Kircher Family Trust dtd 03/24/2004, in which the Company sold 25,000,000 shares of common stock at a purchase of $0.0004 per share, and received net proceeds of $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the nine months ended April 30, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2017 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On April 22, 2016, the Company entered an operator services agreement with Game Sparks Technologies Limited (“Gamesparks”), to assist the Company in developing and providing a social online gaming platform. On March 2, 2018, the Company reaffirmed its operator service agreement with Gamesparks, now a wholly owned division of Amazon.com Inc (“Amazon”). Whilst there have been certain delays in fully launching the Social Gaming Platform, GameSparks confirmed that it has long shared Amazon’s passion for helping developers create amazing gaming experiences, so it’s a natural fit. Being part of Amazon means GameSparks will continue to grow the service, as well as explore new ways to unlock the power of Amazon to help build, operate, and monetize our products.

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

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock, and an Earnout Note calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate will receive a license from the Company to use the GM2 Asset technology. Articulate will pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

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

Results of Operations

Three months ended April 30, 2018 compared to the three months ended April 30, 2017.

Revenues

We generated $345,148 revenues during the three months ended April 30, 2018 compared to $30,000 for the three months ended April 30, 2017. The increase of revenues was due to the increase of software usage fees arising from License Agreement with Articulate.

Accounting and audit fees

During the three months ended April 30, 2018 and 2017, accounting and audit fees were $3,750 and $4,000 respectively. Accounting and audit fees primarily consist of accounting and auditing expenses.

General and administrative Expenses

During the three months ended April 30, 2018 and 2017, general and expense were $283,953 and $57,031 respectively. The increase in general and administrative expense was primarily a result of the increasing on the compensation expense of the stock options. General and administrative expenses primarily consist of office expenses and consulting fees.

Professional fees

During the three months ended April 30, 2018 and 2017, professional fees were $9,306 and $1,681 respectively. Professional fees primarily consist of filing fees, legal fees and stock transfer agent fees. The increase in professional fees was primarily a result of the increasing on the legal fee related to the stock options agreements and Asset Purchase Agreement.

Interest Expense

During the three months ended April 30, 2018 and 2017, interest expense was $31,085 and $37,508 respectively. The decrease of interest expense was mainly due to the cancellation on convertible debt.

Amortization Expense

During the three months ended April 30, 2018 and 2017, amortization expense was $68,126 and $0 respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $15,824 for the three months ended April 30, 2018 compared to $ 270,448 for the three months ended April 30, 2017. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Loss

We had a loss of $35,248 and net profit of $200,228 for the three months ended April 30, 2018 and 2017, respectively. The decrease of net profit in 2018 was as a result of the items discussed above.

Nine months ended April 30, 2018 compared to the nine months ended April 30, 2018.

Revenues

We generated $405,148 revenues during the nine months ended April 30, 2018 compared to $90,000 for the nine months ended April 30, 2017. Revenues for the nine months ended April 30, 2018 and 2017 were related to the social online gaming systems and GM2 Asset system provided to customers.

Accounting and audit fees

During the nine months ended April 30, 2018 and 2017, accounting and audit fees were $18,910 and $36,400 respectively. The decrease in accounting and audit expense was primarily a result of the decreasing on auditing expense. General and administrative expenses primarily consist of accounting and auditing fees.

General and administrative Expenses

During the nine months ended April 30, 2018 and 2017, general and expense were $930,578 and $239,616 respectively. The increase in general and administrative expense was primarily a result of the increasing in the costs of certain Intellectual Property and Know-how (the “GM2 Asset”).

Professional fees

During the nine months ended April 30, 2018 and 2017, professional fees were $26,520 and $25,583 respectively. Professional fees primarily consist of filing fees, legal fees and stock transfer agent fees. The increase in professional fees was primarily a result of the increasing on the legal fees related to the stock options agreements and Asset Purchase Agreement.

Interest Expense

During the nine months ended April 30, 2018 and 2017, interest expense was $132,811 and $384,237 respectively. The decrease of interest expense was mainly due to the cancellation on convertible debt.

Amortization Expense

During the nine months ended April 30, 2018 and 2017, amortization expense was $91,886 and $0 respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $114,064 for the nine months ended April 30, 2018 compared to a gain of $1,414,761 for the nine months ended April 30, 2017. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain on extinguishment of debt

During the nine months ended April 30, 2018 and 2017, gain on extinguishment of debt was $814 and $806,867 respectively. The change primarily resulted from the Settlement Agreement signed on October 24, 2017, and the Cancellation and Release agreement signed on September 22, 2016.

Net Loss

We had net loss of $408,807 and a net profit of $1,625,792 for the nine months ended April 30, 2018 and 2017, respectively. The decrease of net profit in 2018 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $89,941 in cash at April 30, 2018.

During the nine months ended April 30, 2018, cash provided in operating activities was $26,774 compared to $16,499 used in operating activities for the nine months ended April 30, 2017. The change in the amounts of cash provided for operating activities was primarily due to the grant of the stock options.

During the nine months ended April 30, 2018, cash provided by financing activities was $38,000 compared to $38,000 for nine months ended April 30, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2017, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on November 7, 2017 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor’s attestation report. The Company’s registered public accounting firm has not attested to Management’s reports on the Company’s internal control over financial reporting.

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

On February 28, the Company issued 625,000,000 shares of common stock to Luxor Capital LLC (“Luxor”), pursuant to the Asset Purchase Agreement, to purchase certain Intellectual Property and Know-how (the “GM2 Asset”).

On March 6, 2018, the holder of a convertible note converted $4,910 of principal and $2,481 of interest into 73,905,600 shares of common stock.

On March 12, 2018, the Company issued 25,000,000 shares of common stock to James Caplan or in such names designated by James Caplan, pursuant to the Corporate Communication and Investor Relations Program entered on March 12, 2018.

On March 19, 2018, the holder of a convertible note converted $9,320 of principal into 77,666,667 shares of common stock.

On March 21, 2018, the holder of a convertible note converted $9,325 of principal into 77,708,333 shares of common stock.

On March 27, 2018, the holder of a convertible note converted $9,320 of principal into 77,666,667 shares of common stock.

On April 5, 2018, the holder of a convertible note converted $7,770 of principal into 80,937,500 shares of common stock.

On April 10, 2018, the holder of a convertible note converted $2,265 of principal and $1,520 of interest into 54,071,429 shares of common stock.

On April 16, 2018, the holder of a convertible note converted $2,770 of principal and $1,449 of interest into 42,192,000 shares of common stock.

2. Subsequent Issuances:

Subsequent to April 30, 2018, the Company issued 300,000,000 shares of common stock, pursuant to subscription agreements.

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

GOLDEN MATRIX GROUP, INC

Dated: June 13, 2018	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2018	By:	/s/ Anthony Goodman
Anthony Goodman
	Its:	Chief Executive Officer

Dated: June 13, 2018	By:	/s/ Weiting Feng
Weiting Feng
	Its:	Chief Financial Officer

