Form 10-K
period 2018-07-31
Golden Matrix Group, Inc.
filed 2018-10-29
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

On January 31, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $234,918, based upon the closing price on that date of the Common Stock of the registrant on the OTCQB of $0.00001. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 19, 2018, the registrant had 2,835,318,757 shares of its Common Stock, $0.00001 par value, outstanding.

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

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset"), in exchange, the Company issued 625,000,000 shares of common stock, and an Earnout Note calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate will receive a license from the Company to use the GM2 Asset technology. Articulate will pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

On July 1, 2018, the Company entered into a License Agreement with Red Label Technology Pty Ltd (“Red label Tech”), the Company agreed to provides interactive gaming technology, online marketing systems and customer relation management systems. Red label Tech received a license from the Company to use a unique system in incorporating social gaming content, social gaming management and marketing solution to support B2B business.

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

Competition

Our primary competition is expected from overseas based online gaming technology companies. With few exceptions, significant listed gaming companies (many of which are listed on the London Stock Exchange) operate using their own software. As an independent online gaming technology provider, we believe that we retain the ability to utilize the most profitable platform available and are not restricted to a single platform. Additionally, by ensuring that we operate in compliance with U.S. laws, we believe that in the event of legalized gaming in the U.S., we would not be precluded from taking advantage of U.S.-based gaming.

As of the date of this report, we have no employees other than our directors. We currently conduct our business using the services of consultants and outside contractors. We do not intend to have any material change in the number of employees over the next 12 months. Where possible, we intend to conduct our business largely through consultants on a contract and fee for service basis.

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

Not applicable

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

	2017		2018
Quarter ended	High	Low	High	Low
October 31	$0.4798	$0.0150	$0.0022	$0.0003
January 31	0.0300	0.0015	0.0006	0.0003
April 30	0.0031	0.0007	0.0012	0.0002
July 31	0.0013	0.0004	0.0025	0.0002

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 31, 2018, there were approximately 73 holders of our common stock.

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

Recent sales of unregistered securities

On February 22, 2016 the Company entered into a Know-How and Asset Purchase Agreement with Luxor Capital, LLC, whereby the Company acquired Gaming IP and know-how. The purchase price for these assets consisted of a convertible note in the amount of $2,374,712 payable to Luxor Capital, LLC, and 11,112 shares of the Company's common stock.

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

During the year ended July 31, 2018, the Company issued 102,780,659 shares of common stock to settle accounts payable of $60,000 with Mr. Brian Goodman.

During the year ended July 31, 2018, the Company issued 102,780,659 shares of common stock to settle accounts payable of $60,000 with Ms.Weiting Feng.

During the year ended July 31, 2018, the Company issued 300,000,000 shares of common stock for subscription agreements.

During the year ended July 31, 2018, the Company issued 680,000,000 shares of common stock for services.

During the year ended July 31, 2018, the Company issued 31,257,951 shares of common stock for settlement agreement with convertible note holder.

During the year ended July 31, 2018, the Company issued 1,264,988,505 common shares of common stock for the conversion of notes.

As of July 31, 2018, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,622,904,757 shares were issued and outstanding.

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

Recent issuances of unregistered securities subsequent to our fiscal year ended of July 31, 2018

On September 10, 2018, the Company entered into a Settlement Agreement with Luxor Capital, LLC whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note issued by the Company in favor of Luxor which was dated March 1, 2016 (the “Note”) and in the original principal amount of $2,874,712. Pursuant to the Settlement Agreement 209,414,000 shares were issued for conversion of $209,414 on September 10, 2018.

On October 1, 2018, the Company issued 3,000,000 shares for services to Joshua Ramsdell pursuant to a Consulting Agreement entered on June 7, 2018 and the shares were not issuable until September 1, 2018 .

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

At July 31, 2018, we had a cash balance of $446,581. The Board of Directors of the Company (the “Board”), at the time of approving the consolidation of financial statements, expects that the Company has adequate resources to continue in operational existence for the foreseeable future. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities. Any business opportunity would require our management to perform due diligence on possible acquisitions. Such due diligence would likely include purchase investigations costs such as professional fees by consultants. It is anticipated that additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. Although we are actively exploring such opportunities, there can be no assurance that our efforts in this regard will be successful. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

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

Due to our lack of operating history and present inability to generate substantial recurring revenues, our auditors have raised doubt about our ability to continue as a going concern.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JULY 31, 2018 TO THE YEAR ENDED JULY 31, 2017

Results of Operations

Revenues

We generated $915,804 revenues during the year ended July 31, 2018 as compared to $120,000 for the year ended July 31, 2017. The increase of the revenue was mainly due to the change of business content related to the management of a social gaming system and providing online gaming software and technology during 2018.

Cost of goods sold

During the years ended July 31, 2018 and 2017, cost of goods sold were $72,003 and $50,000, respectively. The increase was due to the consulting expense on the stock options granted to consultants in the 2018 Equity Incentive Plan, which directly contributed to the revenue generating GM2 asset.

General and administrative Expenses

During the years ended July 31, 2018 and 2017, general and administrative expenses were $395,140 and $250,602, respectively. The increase in general and administrative expense was primarily a result of the consulting agreements. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense - Acquisition Cost - Related Party

During the years ended July 31, 2018 and 2017, compensation expense acquisition cost-related party expense was $1,242,812 and $0. The increase in General and Administrative Acquisition Cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset").

Professional fees

During the years ended July 31, 2018 and 2017, professional fees were $67,687 and $69,834, respectively. The decrease in professional fees was primarily a result of the decrease in auditing fees. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Amortization Expense

During the years ended July 31, 2018 and 2017, amortization expenses were $129,109 and $0, respectively. The increasing of amortization expense was due to the stock options and warrants granted in the 2018 Equity Incentive Plan.

Interest Expense

During the years ended July 31, 2018 and 2017, interest expense was $162,041 and $413,655, respectively. During the years ended July 31, 2018 and 2017, amortization of debt discount expense was $78,261 and $303,764, respectively. The decrease in interest expense and amortization of debt discount expense was mainly due to the Note Settlement and Termination Agreement signed on October 24, 2017 with Union Capital LLC, and Settlement Agreement and Mutual General Release signed on May 29, 2018 with LG Capital LLC.

Gain (loss) on derivative liability - note conversion feature

Gain (loss) on derivative liability - note conversion feature was $165,514 for the year ended July 31, 2018 as compared to gain of $1,611,153 for the year ended July 31, 2017. The change primarily resulted from the fluctuation of the Company’s stock price which impacted the value of the derivative liability.

Gain on extinguishment of debt

Gain on extinguishment of debt was $129 for the year ended July 31, 2018 as compared to $854,018 for the year ended July 31, 2017. The change primarily resulted from the Note Settlement and Termination Agreement signed on October 24, 2017 with Union Capital LLC, and Settlement Agreement and Mutual General Release signed on May 29, 2018 with LG Capital LLC.

Net Income (loss)

We sustained a loss of $1,318,373 and had a net income of $1,801,080 for the years ended July 31, 2018 and 2017, respectively. The increase in net loss was a result of the items discussed above.

Liquidity and Capital Resources

Our cash provided by operating activities for the year ended July 31, 2018 was $302,712 compared to $15,129 used in operating activities for the year ended July 31, 2017. The increase in cash provided in operations was primarily attributable to the collections of accounts receivables from our customers in 2018.

Our cash provided by financing activities for the year ended July 31, 2018 was $118,698 as compared to $38,000, for the year ended July 31, 2017. The increase is mainly due to the proceeds from the subscription agreements.

There were no investing activities for the year ended July 31, 2018 and 2017.

The Company had $446,581 in cash at July 31, 2018. We believe the Company has adequate cash flow and will be able to secure and provide adequate resources and financing to implement its strategic objectives in upcoming quarters, although we cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to adequately control operating costs and other expenditures raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which, in turn, will result in the loss of the investments of our investors.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of July 31, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

October 29, 2018

GOLDEN MATRIX GROUP, INC

Consolidated Balance Sheets

	July 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$446,581	$25,167
Accounts receivable	10,005	-
Accounts receivable - related parties	362,288	62,500
Prepaid expenses	1,000	-
Total current assets	819,874	87,667
Total assets	$819,874	$87,667

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$14,391	$21,093
Accounts payable - related parties	376,217	384,984
Advances from shareholders	1,000	1,000
Accrued interest	155,384	147,408
Settlement Payable	9,302
Convertible notes payable, net of discounts	30,000	51,776
Convertible notes payable, net - in default	11,929	85,664
Convertible notes payable- related party-in default	495,712	795,712
Contingent liability-related party	1,055,312	-
Derivative liabilities - note conversion feature	11,930	136,177
Total current Liabilities	2,161,177	1,623,814
Total liabilities	$2,161,177	$1,623,814

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 and 2,480,000,000 shares authorized, 2,622,904,757 and 141,096,983 shares issued and outstanding, respectively	26,229	1,411
Additional paid-in capital	26,840,794	25,350,795
Stock Payable	-	1,600
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(28,207,643)	(26,889,270)
Total shareholders’ deficit	(1,341,303)	(1,536,147)
Total liabilities and shareholders’ deficit	$819,874	$87,667

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Operations

	For the Year Ended July 31,
	2018	2017

Revenues-related party	$915,804	$120,000
Cost of goods sold	(72,003)	(50,000)
Gross profit	843,801	70,000

Costs and expenses:
G&A expense	186,040	385
G&A expense- related party	209,100	250,217
Compensation expense Acquisition cost - related party	1,242,812	-
Professional fees	67,687	69,834
Amortization expenses	129,109	-
Total operating expenses	1,834,748	320,436
Loss from operations	(990,947)	(250,436)

Other income (expense):
Interest expense	(162,041)	(413,655)
Gain on extinguishment of debt	129	854,018
Gain (loss) on derivative liability	(165,514)	1,611,153
Total other income (expense)	(327,426)	2,051,516
Net income (Loss)	$(1,318,373)	$1,801,080

Net earnings (loss) per common share - basic	$(0.00)	$0.04

Net earnings (loss) per common share diluted	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic	1,159,457,924	49,825,902
Weighted average number of common shares outstanding - diluted	1,159,457,924	1,802,029,463

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Deficit

Balance at July 31, 2016	1,000	$-	2,597,805	$26	$24,709,565	-	$(683)	$(28,690,350)	$(3,981,442)
Adjustments for reverse stock split	-	-	(6,396,900)	(64)	8,216	-	-	-	8,152
Issuance of shares for convertible notes conversion	-	-	110,783,017	1,108	332,957	-	-	-	334,065
Issuance of shares for convertible notes conversion - related party	-	-	34,113,061	341	300,057	-	-	-	300,398
Stock payable	-	-	-	-	-	1,600	-	-	1,600
Net income	-	-	-	-	-	-	-	1,801,080	1,801,080
Balance at July 31, 2017	1,000	$-	141,096,983	$1,411	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	1,046,246,456	10,462	526,543	(1,600)	-	-	535,405
Issuance of shares for convertible notes conversion - related party	-	-	250,000,000	2,500	297,500	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	300,000,000	3,000	117,000	-			120,000
Issuance of shares for services	-	-	680,000,000	6,800	229,900	-	-	-	236,700
Issuance of shares for settlement of accounts payable - related party	-	-	205,561,318	2,056	117,944	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	201,112
Net income	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	$-	$(683)	$(28,207,643)	$(1,341,303)

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Cash Flow

	For the Year Ended July 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(1,318,373)	$1,801,080
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized gain (loss) on derivative liabilities-note conversion feature	165,514	(1,611,153)
Fair value of stock option issued for services	49,200	-
Fair value of shares issued for services	201,112	-
Amortization expense	107,300	327,647
Gain on extinguishment of debt	(129)	(854,018)
Compensation expense - acquisition - related party	1,242,812	-
Penalty on convertible notes payable	11,800	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,005)	(52,500)
(Increase) decrease in accounts receivable - related party	(299,788)
(Increase) decrease in Prepaid expense	(1,000)	-
(Decrease) increase in accounts payable and accrued liabilities	(11,698)	(11,636)
(Decrease) increase in accounts payable - related party	111,233	306,537
(Decrease) increase in accrued interest	54,738	78,914
Net cash provided by (used in) operating activities	302,716	(15,129)

Cash flows from financing activities:
Proceeds from notes payable	38,000	38,000
Proceeds from subscription agreement	120,000	-
Repayments on settlement payable	(39,302)	-
Net cash provided by financing activities	118,698	38,000

Net increase in cash and cash equivalents	421,414	22,871
Cash and cash equivalents at beginning of year	25,167	2,296
Cash and cash equivalents at end of year	$446,581	$25,167

Supplemental disclosure of cash flow information:
Settlement of derivative liability	$160,440	-
Common stock issued for conversion of debt	$674,961	$644,216
Debt discount from derivative liability	$49,800	$38,000
Settlement payable	$47,919	-
Shares issued for settlement of accounts payable- related party	120,000

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and had a net working capital deficit of $1,341,303 at July 31, 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately upon achieving profitable operations through the development of its online gaming business.

NOTE 3 - SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2018 and 2017, there were no allowances for doubtful accounts.

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

Contingent Liabilities

We record contingent liabilities when we believe that it is both probable that a loss has been incurred and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We review these provisions quarterly and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2018 and 2017:

	For the Years Ended
	July 31,
	2018	2017

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(1,318,373)	$1,801,080
Denominator:
Weighted average common shares outstanding	1,159,457,924	49,825,902

Basic earnings (loss) per common share	$(0.00)	$0.04

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(1,318,373)	$1,801,080
Denominator:
Weighted average common shares outstanding	1,159,457,924	49,825,902
Preferred shares	-	1,000
Convertible Debt	-	1,752,202,561
Adjusted weighted average common shares outstanding	1,159,457,924	1,802,029,463

Diluted earnings (loss) per common share	$(0.00)	$0.00

For the year ended July 31, 2018 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, which is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. According to Topic 605, Revenue Recognition, our company recognize revenue with the following steps:

1.	Step 1: Identify the contract with a customer.

2.	Step 2: Identify the separate performance obligations in the contract.

3.	Step 3: Determine the transaction price.

4.	Step 4: Allocate the transaction price to the separate performance obligations in the contract.

5.	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

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

In July 2017, the FASB issued Accounting Standards update (“ASU”) 2017-11, Earning Per share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The amendments in Part II, of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

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

NOTE 4 - ACCOUNTS RECEIVABLE-RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The company has account receivable-related party, $262,288 and $62,500 in year 2018 and 2017 respectively.

NOTE 5 - INTANGIBLE ASSETS

On February 22, 2016 the Company entered into a Know-How and Asset Purchase Agreement with Luxor Capital, LLC, whereby the Company acquired Gaming IP and know-how. The purchase price for these assets consisted of a convertible note in the amount of $ 2,874,712, included $2,374,712 payable to Luxor Capital, LLC and 1,666,667 shares of the Company’s common stock. During the year ended July 31, 2016, management evaluated the carrying value on the intellectual property and recorded an impairment of $2,874,712 due to uncertain recoverability.

NOTE 6 - NOTES PAYABLE

Convertible notes payable

Convertible notes payable at July 31, 2018 and 2017 consisted of the following:

	July 31,	July 31,
	2018	2017
Convertible Note #2	30,000	30,000
Convertible Note #31- in default	-	9,550
Convertible Note #42 - in default	-	430
Convertible Note #44 - in default	-	4,400
Convertible Note #45 - in default	-	28,285
Convertible Note #46 - in default	1,930	33,000
Convertible Note #59 - in default	10,000	10,000
Convertible Note #68 - Related party - in default	495,712	795,712
Convertible Note #69	-	33,810
Convertible Note #69	-	-
Notes payable, principal	$537,642	$945,187
Debt discount	-	(12,035)
Total notes payable, net of discount	$30,000	$51,775
Total notes payable, net of discount - in default	$507,642	$881,377

Convertible Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand. As of July 31, 2018 and 2017, principal of this note was $30,000 and $30,000, respectively.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 2,000 common shares of the Company.

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features". The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of July 31, 2018, debt discount balance $0 was recorded.

Convertible Note #31

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

During the year ended July 31, 2018, the Company issued 71,464,540 shares of common stock for the conversion of this note in the amount of $9,550. As of July 31, 2018 and 2017, principal of this note was $0 and $9,550, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $9,550, respectively. As of July 31, 2018, the note has been fully converted.

Convertible Note #42

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

During the year ended July 31, 2018, the Company issued 19,166,672 common shares upon the settlement agreement. As of July 31, 2018 and 2017, principal balance of this note was $0 and $286, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $25,119, respectively. As of July 31, 2018, the note has been fully converted.

Convertible Note #44

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

On October 24, 2017, the Company agreed to settle a dispute regarding a claim by the note holder that GMGI was liable for damages and penalty interest. In this settlement the Company agreed to issue 19,166,672 shares and remit $5,000 in final settlement of all interest and any damages claimed. The Company recorded a gain on extinguishment of debt $814. The Company recorded a gain on extinguishment of debt $814.

During the year ended July 31, 2018, the Company issued 49,667,010 common shares upon the conversion of $10,399 in principal and $2,686 in interest.. As of July 31, 2018 and 2017, principal balance of this note was $0 and $4,400, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $44,999, respectively. As of July 31, 2018, the note has been fully converted.

Convertible Note #45

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

On May 24, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with LG Capital Funding LLC (“LG”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. In this Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $48,604.

As of July 31, 2018 and 2017, principal balance of this note was $0 and $28,285, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $50,912, respectively. As of July 31, 2018, settlement payable on this note was $9,302.

Convertible Note #46

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

As of July 31, 2018 and 2017 the company issued 418,804,867 common shares upon the conversion of $31,070 in principle and $15,058 in interest. The principal balance of this note was $1,930 and $33,000, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $1,930 and $59,400, respectively. This note is currently in default and has a default interest rate of 16% per annum.

Convertible Note #59

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

As of July 31, 2018 and 2017, derivative liability of this note was $10,000 and $20,000, respectively. As of July 31, 2018 and 2017, principal balance of this note was $10,000 and $10,000, respectively.

Convertible Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC (“Luxor”) in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017, and this note is currently in default.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $1,662,243 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended July 31, 2017, $277,799 amortization of debt discount expense on this note was recorded. As of July 31 2018 and 2017, debt discount of this note was $0 and $277,799, respectively.

During the year ended July 31, 2018, the Company issued 250,000,000 common shares upon the conversion of $300,000 in principal. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $0, respectively. As of July 31, 2018 and 2017, principal balance of this note was $495,712 and $795,712, respectively. This note is currently in default. The default had no effect on the note’s interest rate.

Convertible Note #69

On January 11, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on October 28, 2017. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $61,883 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended July 31, 2017, $25,965 amortization of debt discount expense was recorded on this note. As of July 2018 and 2017, debt discount of this note was $0 and $12,035, respectively.

During the year ended July 31, 2018, the Company issued 138,259,443 common shares upon the conversion of $33,810 in principal, $1,906 in interest and $1,600 in stock payable. As of July 31, 2018 and 2017, principal balance of this note was $0 and $33,810, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $42,124, respectively.

Convertible Note #70

On September 7, 2017 the Company entered into a convertible promissory note with Power Up Lending Group Ltd (“Power Up”) in the amount of $38,000. The promissory note bears interest at 8% per annum, and matures on June 15, 2018. Any principal amount not paid by the maturity date bears interest at 22% per annum.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $67,041 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period. During the year ended July 31, 2018, $38,000 amortization expense of debt discount was recorded on this note. As of July 31, 2018, debt discount of this note was $0.

During the year ended July 31, 2018, the Company issued 368,050,596 common shares upon the conversion of $38,000 in principal, $1,520 in interest. As of July 31, 2018 and 2017, principal balance of this note was $0 and $0, respectively. As of July 31, 2018 and 2017, derivative liability of this note was $0 and $0, respectively. As of July 31, 2018, this note has been fully converted.

Debt Discount

The table below presents the changes of the debt discount during the years ended July 31, 2018 and 2017:

	Amount 2018	Amount 2017

July 31,	$12,034	$277,798
Additions	66,227	38,000
Amortization	(78,261)	(303,764)
July 31,	$-	12,034

Loans from shareholders

During the year ended July 31, 2016 and, the Company received a loan of $1,000 from its officer to open a new bank account. As of July 31, 2018, the balance of the loan was $1,000. The loan form the officers are due on demand, unsecured with no interest.

NOTE 7 - DERIVATIVE LIABILITIES - NOTE CONVERSION FEATURE

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

During the year July 31, 2018 and 2017, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $95,266 and $61,883 respectively. The Company remeasured the fair value of the instruments as of July 31, 2018 and 2017, and recorded an unrealized loss of $165,514 and a gain of $1,611,153 for the years ended July 31, 2018 and 2017, respectively. The Company recorded a loss on settlement of derivative liability of $160,440 and $0 as of July 31, 2018 and 2017, respectively. As of July 31, 2018 and 2017, the derivative liability associated with the note conversion features were $11,930 and $136,177, respectively.

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

	2018	2017
Fair value at July 31,	136,177	1,939,753
Initial recognition of derivative liability	95,266	61,883
Conversion of derivative liability	(224,587)	(254,306)
Market-to-Market adjustment to fair value	165,514	(1,611,153)
Loss on settlement agreement	(160,440)	-
Fair value at July 31,	$11,930	136,177

NOTE 8 - RELATED PARTY TRANSACTIONS

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

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. During the year ended July 31, 2018, the Company issued 102,780,659 shares of common stock to settle account payable of $60,000 to Mr. Goodman. As of July 31, 2018, the Company has a $61,903 payable to Mr. Goodman.

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Financial Executive Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. During the year ended July 31, 2018, the Company issued 102,780,659 shares of common stock to settle account payable of $60,000 to Ms. Feng. As of July 31, 2018, the Company has a $72,300 payable to Ms. Feng.

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by Anthony Goodman CEO of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further co-operation. During the year ended July 31, 2018 and 2017, general and administrative expense related to this service was $209,100 and $250,217, respectively. As of July 31, 2018, the Company has a $220,148 payable to Articulate Pty Ltd.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Goodman the Chief Executive Officer has an interest, the Company agreed to provide certain proprietary technology in the form of a Credit Management system, Social Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the social gaming market. During the year ended July 31, 2018 and 2017, revenue from Globaltech was $120,000 and $120,000, respectively. As of July 31, 2018, the Company had a $80,500 accounts receivable to Globaltech.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset"), in exchange, the Company issued 625,000,000 shares of common stock valued at $187,500 on the date of issuance, and an Earnout Note Payable calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The Earnout Note lead to a contingent liability of $1,055,312 as of July 31, 2018. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate received a license from the Company to use the GM2 Asset technology. Articulate would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system. During the year ended July 31, 2018, revenue from Articulate was $780,804. As of July 31, 2018, the Company had a $281,788 accounts receivable to Articulate.

NOTE 9 - EQUITY

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

As of July 31, 2018 and 2017, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company is authorized to issue 6,000,000,000 shares of its $0.00001 par value common stock.

During the year ended July 31, 2018, the Company issued 1,046,246,456 shares of common stock for the conversion of notes payable and accrued interest of $122,769 and $27,607, respectively.

During the year ended July 31, 2018, the Company issued 250,000,000 shares of common stock for the conversion of notes payable held by a related party of $300,000.

During the year ended July 31, 2018, the Company issued 300,000,000 shares of common stock for the subscription agreements with 8 investors, valued at $120,000.

During the year ended July 31, 2018, the Company issued 205,561,318 shares of common stock to settle accounts payable of $120,000 with Mr. Goodman and Ms. Feng.

On February 28, the Company issued 625,000,000 shares of common stock for certain Intellectual Property and Know-how (the "GM2 Asset") to Luxor Capital LLC according to the Asset Purchase Agreement, valued at $187,500 based on closing market price on the date of the agreement.

On March 12, 2018, the Company entered into a Corporate Communication and Investor Relations Program (the “ Agreement”) with James Caplan, d/b/a Marker Maker, pursuant to the Agreement, 50,000,000 shares of common stock were granted to Market Maker or in such names designated by James Caplan. The shares were valued at $45,000.

On April 26, 2018 , the Company entered into a Consulting Agreement with Joshua Ramsdell of J Ramsdell Consulting Services Agreement ( the “Agreement”) for a period of one month. Pursuant to the agreement, 2,000,000 shares of common stock were issued for the relations management services. The shares were valued at $1,200.

On June 7, 2018, the Company entered into a Consulting Agreement with Joshua Ramsdell of J Ramsdell Consulting Services Agreement ( the “Agreement”) for a period of six months. Pursuant to the agreement, 6,000,000 shares of common stock shall be issued for the relations management services. As of July 31, 2018, 3,000,000 shares were delivered to the consultant. The shares were valued at $3,000.

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

As of July 31, 2018, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,622,904,757 shares were issued and outstanding.

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

The Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $108,000 in total on the grant date. As of July 31, 2018, two of the external consultant has resigned, their option were forfeited.

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

On May 8, 2018, the Company granted stock options to an external consultants, Siu Kei Ho. The consultant was granted to purchase 75,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $28,516 on the grant date.

As of July 31, 2018, none of the stock options were vested; $201,112 amortization expense was recorded related to the 2018 Equity Incentive Plan.

NOTE 10 - INCOME TAXES

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2018	2017
Operating loss for the years ended July 31	$(1,318,373)	$1,801,080
Average statutory tax rate	34%	34%
Deferred tax Liability (asset) attributable to net operating loss carry-forwards	$(448,247)	$612,367

Significant components of the Company’s deferred tax assets and liabilities as at July 31,2018 after applying enacted corporate tax rates, are as follows:

2018
Deferred tax asset attributable to net operating loss carry-forwards	$448,247
Less: valuation allowance	$(448,247)
Net deferred income tax assets	$-

The Company has net operating losses carried forward of approximately $448,247 for tax purpose which may be recognized in future periods, not to exceed 20 years.

NOTE 11 - CONCENTRATIONS

The Company’s major revenues for the year ended July 31, 2018 were from two related parties. As of July 31, 2018, the aggregate amount of revenue due from the two customers was $915,804, which included $362,288 receivable for expenses paid on behalf of the two customers. Pursuant to the company’s strategic partnership agreement to gain revenue from technical service usage fee, the agreement remains in full force indefinitely since 2016. In addition, the new license agreement with Articulate Pty Ltd, in 1st March, will also help the company to gain constant revenue.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims brought to such legal counsel’s attention as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

NOTE 13 - ACQUISITION OF BUSINESS

On February 28, 2018, the company entered into an Asset Purchase Agreement with Luxor Capital, LLC. Pursuant to the agreement the company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), which were valued at $0 due to the fact that this was a related party acquisition and the prior entity’s cost basis was $0 in the assets. In exchange for the GM2 asset, the company issued 625,000,000 shares of common stock valued at $187,500 based on closing market price on the date of the agreement as well as an earn-out payment which states that the Company, on or before April 30, 2019, will issue an earn-out note calculated at 50% of the revenues generated by the GM2 Asset system during the 12-month period of March 1, 2018 to February 28, 2019.

Related to the earn-out note, the Company recorded a contingent liability of $1,055,312 for the potential liability due to Luxor; see Note 14. A description of the manner by which the earn-out note was valued is set forth at Note 3.

The acquisition was accounted for as a business combination. Based upon its analysis of the above facts, the Company determined that the acquisition of the GM2 System was also a related party transaction. Accordingly, the asset acquired was recorded on the cost basis at the time of the acquisition with the total cost being recorded to compensation expense.

The assets acquired and liabilities assumed were comprised of the following:

Cash and cash equivalents	$-
Total assets acquired	-

Contingent liability	1,055,312
Common stock issued for acquisition	187,500
Total liabilities assumed and common shares issued	1,242,812

Net compensation expense - related party	$1,242,812

As the predecessor company was not using the assets in the same manner as the Company, no proforma financials are presented.

NOTE 14 - CONTINGENT LIABILITY

The Company recorded a contingent liability to reflect the earn-out note calculated at 50% of the revenues generated by the GM2 Asset system starting from March 1, 2018 till February 28, 2019. The estimated potential obligation with this agreement was recorded at a fair value of $1,055,312, as of July 31, 2018, based upon the actual and projected revenues from these assets. However, it is not possible for our company to estimate the potential future payments exactly until after February 28, 2019; therefore, this amount will be adjusted quarterly to ensure that the value is as accurate as possible until the final amount is known.

NOTE 15 - SUBSEQUENT EVENTS

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note issued by the Company in favor of Luxor which was dated March 1, 2016 and in the original principal amount of $2,874,712. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the said note totaling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal installments of $145,000 on the 10th September 2019 and 10th September 2020. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414.

On August 28, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with LG Capital Funding LLC (“LG”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note (Note 46). In this Settlement Agreement, the Company agreed to pay out the remaining balance of the note Principal $1,930, Accrued Interest $154.40, Default Interest and Penalty $6,033.20 totaling $8,117.60. As of August 28, 2018 the balance of this Note was $0.

On October 1, 2018, 3,000,000 shares for services to Joshua Ramsdell pursuant to a Consulting Agreement entered on June 7, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended July 31, 2018 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

▪

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018 based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2018. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at July 31, 2018:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes:

5.	The company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

To remediate our internal control weaknesses, management intends to implement the following measures:

▪	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

▪	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

▪	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

As of July 31st, 2018, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position

Anthony Brian Goodman	59	President, Chief Executive Officer, Secretary Treasurer, and Chairman of the Board of Directors.

Weiting Feng	35	Chief Financial Officer and Director

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Anthony B. Goodman	2018	64,800	-	-	64,800
President, Chief Executive Officer, Secretary, Treasurer and Chairman	2017	54,000	-	-	54,000

Weiting Feng,	2018	64,800	-	-	64,800
Chief Financial Officer and Director	2017	54,000	-	-	54,000

____________

(1)	Fees for consulting services.

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

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with exercise period of one and a half years to an officer, vesting 1/3 each half-year for one and a half years. The fair value of the stock option was $323,225 on the grant date.

As of July 31, 2018, the stock options were valued at $129,109. None of the stock options were vested.

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

The following summarizes amounts earned by each Director in the fiscal years ended July 31, 2018 were listed in the summary compensation table.

Option/SAR Grants

On January 3, 2018, The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.00044 with exercise period of one and a half years to an officer, vesting 33% each half year. The fair value of the stock option was $83,808 on the grant date. As of July 31, 2018, the stock options were valued at $26,795. None of the stock options were vested.

On January 3, 2018, the Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with exercise period of one and a half years to an officer, vesting 33% each half-year for one and a half years. The fair value of the stock option was $323,225 on the grant date. As of July 31, 2018, the stock options were valued at $102,314. None of the stock options were vested.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 31, 2018 regarding the beneficial ownership of our common stock, taking into account the consummation of the Merger, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Title of Class	Name and Address Of Owner	Relationship to Company	Shares Beneficially Owned (1)		Percent Owned (1)

Common Stock	Brian Goodman	President, Chief Executive Officer, Secretary, Treasurer and Chairman	1,013,939,516	(2)	38.66	%(2)

Common Stock	Weiting Feng	Chief Financial Officer and Director	102,780,659		3.92%

Total			36,157,587		42.58%
____________

(1)	Applicable percentage of ownership is based on 2,622,904,757 total shares comprised of our common stock outstanding (as defined below) as of July 31, 2018. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of July 31, 2018 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 911,158,857 shares held by Luxor Capital LLC, a company wholly owned by Mr. Goodman.

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

As of July 31, 2018 and 2017, the Company had accounts payable of $220,148 and $249,984 to Articulate, a company wholly owned by the chief executive officer for reimbursement of expense, compensation, and liabilities.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which the Company’s Chief Executive Officer has an interest, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. As of July 31, 2017, the Company had a $62,500 accounts receivable to Globaltech.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by the Company’s Chief Executive Officer Mr. Goodman. The Company agreed to purchase certain Intellectual Property and Know-how (the "GM2 Asset"), in exchange, the Company issued 625,000,000 shares of common stock, and an Earnout Note to Luxor. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele, referring to NOTE 12.

On March 1 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Mr. Goodman. Articulate will receive a license from the Company to use the GM2 Asset technology. Articulate will pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system. During the year ended July 31, 2018, revenue from Articulate was $780,804. As of July 31, 2018, the Company had a $281,788 accounts receivable to Articulate.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2018	2017
Audit Fees	$23,910	$39,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$23,910	$39,400

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

INDEX TO EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc. *

3.2	Bylaws of Golden Matrix Group, Inc. *

31.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200

32.1	Certificate of principal executive officer and principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

Date: October 29, 2018	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	President	October 29, 2018

/s/ Weiting Feng
Weiting Feng	Director	October 29, 2018

