Form 10-Q
period 2018-10-31
Golden Matrix Group, Inc.
filed 2018-11-27
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

As of November 26, 2018, there were 2,835,318,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP, INC.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	October 31, 2018	July 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$580,407	$446,581
Accounts receivable	10,638	10,005
Accounts receivable – related parties	658,562	362,288
Prepaid expenses	-	1,000
Total current assets	1,249,607	819,874
Total assets	$1,249,607	$819,874

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$34,175	$14,391
Accounts payable – related parties	383,550	376,217
Advances from shareholders	1,000	1,000
Accrued interest	3,393	155,384
Settlement Payable – related parties	210,000	9,302
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	11,929
Convertible notes payable- related party-in default	-	495,712
Contingent liability-related party	1,071,431	1,055,312
Derivative liabilities – note conversion feature	26,667	11,930
Total current Liabilities	1,770,216	2,161,177

Settlement Payable – related parties – long-term	145,000	-
Total non-current liabilities	145,000	-
Total liabilities	$1,915,216	$2,161,177

Shareholders’ equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,835,318,757 and 2,622,904,757 shares issued and outstanding, respectively	28,353	26,229
Additional paid-in capital	27,182,365	26,840,794
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(27,875,644)	(28,207,643)
Total shareholders’ deficit	(665,609)	(1,341,303)
Total liabilities and shareholders’ deficit	$1,249,607	$819,874

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	October 31,
	2018	2017

Revenues	$633	$-
Revenues-related party	638,062	30,000
Cost of goods sold	(69,524)	-
Gross profit	569,171	30,000

Costs and expenses:
G&A expense	78,930	9,036
G&A expense- related party	39,300	66,300
Loss on contingent liability – related party	16,119	-
Professional fees	20,831	20,411
Amortization expenses	57,347	-
Total operating expenses	212,527	95,747
Loss from operations	356,644	$(65,747)

Other income (expense):
Interest expense	(7,792)	(73,709)
Gain (loss) on extinguishment of debt	(106)	814
Gain (loss) on derivative liability	(16,747)	(319,401)
Total other income (expense)	(24,645)	(392,296)
Net income (Loss)	$331,999	$(458,043)

Net earnings (loss) per common share – basic	$0.00	$(0.00)

Net earnings (loss) per common share diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding – basic	2,739,971,213	267,874,823
Weighted average number of common shares outstanding – diluted	2,772,534,713	267,874,823

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three months ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$331,999	$(458,043)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized gain (loss) on derivative liabilities-note conversion feature	16,747	319,401
Fair value of stock option issued for services	126,871	-
Fair value of shares issued for services	2,100	-
Amortization expense	3,300	57,859
Gain on extinguishment of debt	106	(814)
Fair value loss on contingent liability-related party	16,119	-
Penalty on convertible notes payable	3,300	8,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(633)	5,000
(Increase) decrease in accounts receivable – related party	(296,274)	-
(Increase) decrease in Prepaid expense	1,000	-
(Decrease) increase in accounts payable and accrued liabilities	19,784	4,377
(Decrease) increase in accounts payable – related party	7,333	43,278
(Decrease) increase in accrued interest	4,494	-
Net cash provided by (used in) operating activities	234,246	$(20,942)

Cash flows from financing activities:
Proceeds from notes payable	-	38,000
Proceeds from settlement agreement	-	-
Repayments on settlement payable	(102,420)	-
Net cash provided by (used in) financing activities	(102,420)	$38,000

Net increase in cash and cash equivalents	133,826	17,058
Cash and cash equivalents at beginning of year	446,581	25,167
Cash and cash equivalents at end of year	$580,407	$42,225

Supplemental disclosure of cash flow information:
Settlement of derivative liability	$5,310	-
Common stock issued for conversion of debt	$209,414	$158,907
Debt discount from derivative liability	$3,300	$47,000
Settlement payable	$448,012	-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company business at the time was mining and exploration of mineral properties. On August 31, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflected the changing direction of the Company business to software technology. GMGI has a global presence with offices in Las Vegas Nevada and Sydney Australia. GMGI’s sophisticated social gaming software supports multiple languages including English and Chinese.

The accompanying unaudited interim consolidated financial statements of Golden Matrix Group, Inc. (“GMGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended July 31, 2018 on Form 10-K filed on October 29, 2018.

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

Step 1: Identify the contract with a customer.

Step 2: Identify the separate performance obligations in the contract.

Step 3: Determine the transaction price.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2018 and 2017:

	For the three ended
	October 31,
	2018	2017

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$331,999	$(458,043)
Denominator:
Weighted average common shares outstanding	2,739,971,213	267,874,823

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$331,999	$(458,043)
Denominator:
Weighted average common shares outstanding	2,739,971,213	267,874,823
Preferred shares	1,000	-
Convertible Debt	35,562,500	-
Adjusted weighted average common shares outstanding	2,772,534,713	267,874,823

Diluted earnings (loss) per common share	$0.00	$(0.00)

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had a net working capital deficit of $665,609 and $1,836,882 as of October 31, 2018 and 2017, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at October 31, 2018 and July 31, 2018 consisted of the following:

	October 31,	July 31,
	2018	2018
Convertible Note #2	30,000	30,000
Convertible Note #46 - in default	-	1,930
Convertible Note #59 - in default	10,000	10,000
Convertible Note #68 - Related party - in default	-	495,712
Notes payable, principal	$40,000	$537,642
Total notes payable	$30,000	$30,000
Total notes payable – in default	$10,000	$507,642

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of October 31, 2018, debt discount balance $0 was recorded.

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

On August 28, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the note holder whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note (Note 46). In this Settlement Agreement, the Company agreed to pay out the remaining balance of the note Principal $1,930, accrued Interest $154, default Interest and penalty $6,033, totalling $8,118. The Company recorded a loss on settlement of $106. As of October 31, 2018, the balance of this Note was $0.

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

As of October 31, 2018, principal balance of this note was $10,000.

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

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal installments of $145,000 on the 10th September 2019 and 10th September 2020. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414.

As of October 31, 2018, principal balance of this note was $0, settlement payable of this note was $65,000.

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

During the three months ended October 31, 2018 and 2017, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $3,300 and $76,251, respectively. The Company remeasured the fair value of the instruments as of October 31, 2018 and 2017, and recorded an unrealized gain of $16,747 and a loss of $319,401 for the three months ended October 31, 2018 and 2017, respectively. The Company recorded a loss on settlement of derivative liability of $5,310 and $160,440 at October 31, 2018 and 2017, respectively. At October 31, 2018 and 2017, the derivative liability associated with the note conversion features were $26,667 and $442,100, respectively.

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

	October 31,	July 31,
	2018	2018
Balance, beginning of period	$11,930	$136,177
Initial recognition of derivative liability	3,300	95,266
Conversion of derivative liability to Common Stock	-	(224,587)
Mark-to-Market adjustment to fair value	16,747	165,514
Loss on settlement agreement	(5,310)	(160,440)
Balance, end of period	$26,667	$11,930

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

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month ending for services rendered plus reimbursement of the Company's expenses. The agreement may be terminated by either party upon 30 days written notice. During three months ended October 31, 2018 and 2017, general and administrative expense related to this service was $39,300 and $66,300, respectively. As of October 31, 2018, the Company has a $219,472 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. During three months ended October 31, 2018 and 2017, revenue from Globaltech was $30,000 and $30,000, respectively. As of October 31, 2018, the Company had a $50,500 accounts receivable to Globaltech.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock valued at $187,500 on the date of issuance, and an Earnout Note Payable calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The Earnout Note lead to a contingent liability of $1,071,431 as of October 31, 2018. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate received a license from the Company to use the GM2 Asset technology. Articulate would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system. During the three months ended October 31, 2018, revenue from Articulate was $608,062. As of October 31, 2018, the Company had a $608,062 accounts receivable to Articulate.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the 10th September 2019 and 10th September 2020. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414. As of October 31, 2018, the Company had a $65,000 settlement payable to Luxor.

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

As of October 31, 2018, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 6,000,000,000 shares of its $0.00001 par value common stock.

During the three months ended October 31, 2018, the Company issued 209,414,000 shares of common stock for the conversion of various convertible notes of $209,414 in principal.

During the three months ended October 31, 2018, the Company issued 3,000,000 shares of common stock to Joshua Ramsdell for services, in regarding to the Consulting Services Agreement entered on June 7, 2018 . The shares have been recorded at their market value of $2,100.

As of October 31, 2018, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,835,318,757 shares were issued and outstanding.

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

The Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $108,000 in total on the grant date. As of October 31, 2018, two of the external consultant has resigned, their option were forfeited.

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

As of October 31, 2018, none of the stock options were vested; $327,468 amortization expense was recorded related to the 2018 Equity Incentive Plan. $126,871 amortization expense was recorded during the three months ended October 31, 2018.

NOTE 8 – CONCENTRATION

The Company’s major revenues for the three months ended October 31, 2018 were predominately from two related parties. As of October 31, 2018, the aggregate amount due from these two related party was $638,062 or approximately 99.9% of total revenues. Pursuant to the company’s strategic partnership agreement to gain revenue from technical service usage fee, the agreement remains in full force indefinitely since 2016. In addition, the new license agreement with Articulate Pty Ltd, in 1st March, will also help the Company to gain constant revenue.

NOTE 9 – ACQUISITION OF BUSINESS

On February 28, 2018, the company entered into an Asset Purchase Agreement with Luxor Capital, LLC. Pursuant to the agreement the company purchased certain Intellectual Property and Knowhow (the “GM2 Asset”), which were valued at $0 due to the fact that this was a related party acquisition and the prior entity’s cost basis was $0 in the assets. In exchange for the GM2 asset, the company issued 625,000,000 shares of common stock valued at $187,500 based on closing market price on the date of the agreement as well as an earn-out payment which states that the Company, on or before April 30, 2019, will issue an earn-out note calculated at 50% of the revenues generated by the GM2 Asset system during the 12-month period of March 1, 2018 to February 28, 2019.

During the period ended July 31, 2018, the Company record a contingent liability of $1,055,312. As of October 31, 2018,a $16,119 fair value loss on contingent liability was recorded due to the adjustment on the estimate the potential future payments of the earn-out note.

Related to the earn-out note, as of October 31, 2018, the Company recorded a contingent liability of $1,071,431 for the potential liability due to Luxor; see Note 10. A description of the manner by which the earnout note was valued is set forth at Note 3.

The acquisition was accounted for as a business combination. Based upon its analysis of the above facts, the Company determined that the acquisition of the GM2 System was also a related party transaction. Accordingly, the asset acquired was recorded on the cost basis at the time of the acquisition with the total cost being recorded to compensation expense.

The assets acquired and liabilities assumed were comprised of the following:

Contingent liability as of July 31, 2018	$1,055,312
Fair value loss on contingent liability	16,119
Total liabilities assumed as of October 31, 2018	1,071,431

Net fair value loss on contingent liability – related party	$16,119

NOTE 10 – CONTINGENT LIABILITY

The Company recorded a contingent liability to reflect the earn-out note calculated at 50% of the revenues generated by the GM2 Asset system starting from March 1, 2018 till February 28, 2019. The estimated potential obligation with this agreement was recorded at a fair value of $1,071,431, as of October 31, 2018, based upon the actual and projected revenues from these assets. However, it is not possible for the Company to estimate the potential future payments exactly until after February 28, 2019; therefore, this amount will be adjusted quarterly to ensure that the value is as accurate as possible until the final amount is known.

NOTE 11 – SUBSEQUENT EVENTS

On November 5, 2018, the Company’s Board of Directors approved an increase to executive base salaries in terms of the ‘Consulting Services Agreements’ dated 22nd February 2016, item 3, minimum Base Salary Increase of 10%, effective November 1, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended October 31, 2018. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2018 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, whom held notes pursuant to agreements made with previous management, in the amount totalling $2,693,697, and in exchange for the return of mining claims held by the Company.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. This agreement not only brings operating revenue to the Company, but also solidifies the expertise in the social gaming market.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, whom held notes pursuant to agreements made with previous management, in the amount totalling $709,336, and in exchange for the return of mining claims held by the Company. The Company no longer has any mining Assets. All Mining Claims and Assets were disposed of, or transferred in exchange of the cancellation of Convertible Notes held by various Note Holders.

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

On July 1, 2018, the Company entered into a License Agreement with Red Label Technology Pty Ltd (“Red label Tech”), the Company agreed to provide interactive gaming technology, online marketing systems and customer relation management systems. Red label Tech received a license from the Company to use a unique system in incorporating social gaming content, social gaming management and marketing solution to support B2B business.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the 10th September 2019 and 10th September 2020.

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

Results of Operations

Three months ended October 31, 2018 compared to the three months ended October 31, 2017.

Revenues

We generated $638,695 worth of related and third revenues during the three months ended October 31, 2018 compared to $30,000 for the three months ended October 31, 2017. The increase of the revenue was mainly due to the increase of software usage fees arising from License Agreement with Articulate Pty Ltd, a related party.

Cost of goods sold

During the three months ended October 31, 2018 and 2017, cost of goods sold were $69,524 and $0, respectively. The increase was due to the consulting expense on the stock options granted to consultants in the 2018 Equity Incentive Plan, which directly contributed to the revenue generating GM2 asset.

General and administrative Expenses

During the three months ended October 31, 2018 and 2017, general and expense were $118,230 and $75,336 respectively. The increase in general and administrative expense was primarily a result of the increasing on travel expense, and advertising and promotion expense. General and administrative expenses primarily consist of office expenses, advertising and promotion expense , and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the three months ended October 31, 2018 and 2017, loss on contingent liability - related party expense was $16,119 and $0. The increase in General and Administrative Acquisition Cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”).

Professional fees

During the three months ended October 31, 2018 and 2017, professional fees were $20,831 and $20,411, respectively. The decrease in professional fees was primarily a result of the decrease in auditing fees. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Amortization Expense

During the three months ended October 31, 2018 and 2017, amortization expenses were $57,347 and $0, respectively. The increasing of amortization expense was due to the stock options and warrants granted in the 2018 Equity Incentive Plan.

Interest Expense

During the three months ended October 31, 2018 and 2017, interest expense was $7,792 and $73,709 respectively. The decrease of interest expense was mainly due to settlement agreements.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $16,747 and $319,401 for the three months ended October 31, 2018 and 2017, respectively. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain (Loss) on extinguishment of debt

During the three months ended October 31, 2018，loss on extinguishment of debt was $106 compared with a gain of $814 during the three months ended October 31, 2017. The change primarily resulted from Settlement Agreement and Mutual General Release signed on August 28, 2018 with LG Capital LLC, and Settlement Agreement entered on September with Luxor Capital LLC on September, 2018.

Net Income (Loss)

We had an income of $331,999 and a net loss of $458,043 for the three months ended October 31, 2018 and 2017, respectively. The increase of net income in 2018 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $580,407 in cash at October 31, 2018.

During the three months ended October 31, 2018 and 2017, cash provided by operating activities was $234,246 and cash used in operating activities was $20,942, respectively. The change in the amounts of cash used for operating activities was primarily due to the payment received from customers.

During the three months ended October 31, 2018, cash used in financing activities was $102,420 compared to cash provided in financing activities of $38,000 for three months ended October 31, 2017. The change in the amounts of cash provided for financing activities was primarily due to the settlement of convertible notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2018, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 29, 2018 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On September 10, 2018, the holder of a convertible note converted $209,414 of principal into 209,414,000 shares of common stock.

On October 1, 2018, the Company issued 3,000,000 shares to Joshua Ramsdell regarding to the Consulting Services Agreement entered on June 7, 2018.

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

GOLDEN MATRIX GROUP, INC

Dated: November 26, 2018	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 26, 2018		/s/ Anthony Goodman
	By:	Anthony Goodman
	Its:	Chief Executive Officer

Dated: November 26, 2018		/s/ Weiting Feng
	By:	Weiting Feng
	Its:	Chief Financial Officer

