Form 10-Q
period 2019-01-31
Golden Matrix Group, Inc.
filed 2019-03-04
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 3, 2019, there were 2,835,318,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	January 31, 2019	July 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,118,499	$446,581
Accounts receivable	12,748	10,005
Accounts receivable – related parties	697,188	362,288
Prepaid expenses	-	1,000
Total current assets	1,828,435	819,874
Total assets	$1,828,435	$819,874

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$49,551	$14,391
Accounts payable – related parties	411,083	376,217
Advances from shareholders	1,000	1,000
Accrued interest	3,595	155,384
Settlement Payable – related parties	145,000	9,302
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	11,929
Convertible notes payable- related party-in default	-	495,712
Contingent liability-related party	1,139,394	1,055,312
Derivative liabilities – note conversion feature	11,819	11,930
Total current liabilities	1,801,442	2,161,177

Settlement Payable – related parties – long-term	145,000	-
Total non-current liabilities	145,000	-

Total liabilities	$1,946,442	$2,161,177

Shareholders’ equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,835,318,757 and 2,622,904,757 shares issued and outstanding, respectively	28,353	26,229
Additional paid-in capital	27,308,176	26,840,794
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(27,453,853)	(28,207,643)
Total shareholders’ deficit	(118,007)	(1,341,303)
Total liabilities and shareholders’ deficit	$1,828,435	$819,874

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2019	2018	2019	2018

Revenues	$2,119	$-	$2,752	$-
Revenues- related party	711,423	30,000	1,349,485	60,000
Cost of goods sold	(68,978)	-	(138,502)	-
Gross profit	644,564	30,000	1,213,735	60,000

Costs and expenses
Accounting and audit fees	4,500	3,000	20,377	15,160
Amortization expense	56,833	23,760	114,180	23,760
G&A expenses	54,446	16,989	133,376	26,025
G&A expenses- related party	48,940	54,300	88,240	120,600
Loss on contingent liability – related party	67,963	-	84,082	-
Professional fees	4,737	8,963	9,691	17,214
Total operating expenses	(237,419)	(107,012)	(449,946)	(202,759)
Gain (Loss) from operations	407,145	(77,012)	763,789	(142,759)

Other income (expense)
Gain (Loss) on extinguishment of debt	-	-	(106)	814
Fair value change of derivative liability	14,848	189,513	(1,899)	(129,888)
Interest on convertible notes	(202)	(28,017)	(7,994)	(101,726)
Total other income (expense)	14,646	161,496	(9,999)	(230,800)

Net Income (Loss)	$421,791	$84,484	$753,790	$(373,559)

Weighted average number of common shares outstanding -Basic	2,835,318,757	578,931,219	2,787,644,985	423,403,521
Weighted average number of common shares outstanding -Diluted	2,848,173,923	2,287,360,616	2,800,500,152	423,403,521
Net income/(loss) per common share – Basic	$0.00	$0.00	$0.00	$(0.00)
Net income/(loss) per common share – Dilutied	$0.00	$0.00	$0.00	$(0.00)

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Six months ended
	January 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$753,790	$(373,559)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized gain (loss) on derivative liabilities-note conversion feature	1,899	129,888
Fair value of stock option issued for services	252,682	23,760
Fair value of shares issued for services	2,100	-
Amortization expense	3,300	70,759
Gain on extinguishment of debt	106	(814)
Fair value loss on contingent liability-related party	84,082	-
Penalty on convertible notes payable	3,300	8,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,743)	-
(Increase) decrease in accounts receivable – related party	(334,900)	-
(Increase) decrease in Prepaid expense	1,000	-
(Decrease) increase in accounts payable and accrued liabilities	35,160	2,718
(Decrease) increase in accounts payable – related party	34,866	51,923
(Decrease) increase in accrued interest	4,696	30,966
Net cash provided by (used in) operating activities	839,338	$(56,359)

Cash flows from financing activities:
Proceeds from notes payable	-	38,000
Proceeds from settlement agreement	-	-
Repayments on settlement payable	(167,420)	-
Net cash provided by (used in) financing activities	(167,420)	$38,000

Net increase in cash and cash equivalents	671,918	(18,359)
Cash and cash equivalents at beginning of year	446,581	25,167
Cash and cash equivalents at end of year	$1,118,499	$6,808

Supplemental disclosure of cash flow information:
Settlement of derivative liability	$5,310	-
Common stock issued for conversion of debt	$209,414	$224,690
Debt discount from derivative liability	$3,300	$46,000
Shares issued for settlement of accounts payable – related party	$448,012	$60,000

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	Deficit
Balance at July 31, 2017	1,000	$-	141,096,983	$1,411	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	1,046,246,456	10,462	526,543	(1,600)	-	-	535,405
Issuance of shares for convertible notes conversion – related party	-	-	250,000,000	2,500	297,500	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	300,000,000	3,000	117,000	-			120,000
Issuance of shares for services	-	-	680,000,000	6,800	229,900	-	-	-	236,700
Issuance of shares for settlement of accounts payable –related party	-	-	205,561,318	2,056	117,944	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	201,112
Net income	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	$-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for convertible notes conversion – related party	-	-	209,414,000	2,094	207,320	-	-	-	209,414
Issuance of shares for services	-	-	3,000,000	30	2,070	-	-	-	2,100
Adjustment for settlement of convertible note	-	-			5,310	-	-	-	5,310
Fair value of options/warrants issued for services	-	-	-	-	252,682	-	-	-	252,682
Net income	-	-	-	-	-	-	-	753,790	753,790
Balance at January 31, 2019	1,000	$-	2,835,318,757	$28,353	$27,308,176	$-	$(683)	$(27,453,853)	$(118,007)

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended July 31, 2018 have been omitted.

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

Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable, which is in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition. According to Topic 606, Revenue Recognition, our company recognize revenue with the following steps:

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$421,791	$84,484	$753,790	$(373,559)
Denominator:
Weighted average common shares outstanding	2,835,318,757	578,931,219	2,787,644,985	423,403,521

Basic earnings (loss) per common share	$0.00	$0.00	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$421,791	$84,484	$753,790	$(373,559)
Denominator:
Weighted average common shares outstanding	2,835,318,757	578,931,219	2,787,644,985	423,403,521
Preferred shares	1,000	1,000	1,000	-
Convertible debt	12,854,167	1,708,428,397	12,854,167	-
Adjusted weighted average common shares outstanding	2,848,173,923	2,287,360,616	2,800,500,152	423,403,521

Diluted earnings (loss) per common share	$0.00	$0.00	$0.00	$(0.00)

For the six months ended January 31, 2018 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $27,453,853 and $27,262,831 as of January 31, 2019 and 2018, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at January 31, 2019 and July 31, 2018 consisted of the following:

	January 31,	July 31,
	2019	2018
Convertible Note #2	30,000	30,000
Convertible Note #46 - in default	-	1,930
Convertible Note #59 - in default	10,000	10,000
Convertible Note #68 - Related party - in default	-	495,712
Notes payable, principal	$40,000	$537,642
Total notes payable	$30,000	$30,000
Total notes payable – in default	$10,000	$507,642

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of January 31, 2019, debt discount balance $0 was recorded.

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

On August 28, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the note holder whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note (Note 46). In this Settlement Agreement, the Company agreed to pay out the remaining balance of the note Principal $1,930, accrued Interest $154, default Interest and penalty $6,033, totalling $8,118. The Company recorded a loss on settlement of $106. As of January 31, 2019, the balance of this Note was $0.

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

As of January 31, 2019, principal balance of this note was $10,000.

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

As of January 31, 2019, principal balance of this note was $0, settlement payable of this note was $0.

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

During the six months ended January 31, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $3,300 and $76,251, respectively. The Company remeasured the fair value of the instruments as of January 31, 2019 and 2018, and recorded an unrealized loss of $1,899 and $129,888 for the six months ended January 31, 2019 and 2018, respectively. The Company recorded a loss on settlement of derivative liability of $5,310 and $160,440 as of January 31, 2019 and 2018, respectively. As of January 31, 2019 and 2018, the derivative liability associated with the note conversion features were $11,819 and $208,898 respectively.

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

	January 31,	July 31,
	2019	2018
Balance, beginning of period	$11,930	$136,177
Initial recognition of derivative liability	3,300	95,266
Conversion of derivative liability to Common Stock	-	(224,587)
Mark-to-Market adjustment to fair value	1,899	165,514
Gain on settlement of derivative liabilities	(5,310)	(160,440)
Balance, end of period	$11,819	$11,930

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

On April 1, 2016, the Company entered into a Back Office Service Provider Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company. Pursuant to the agreement, Articulated would provide accounting, customer support, programming and design services, Articulate would receive $4,500 per month for services rendered plus reimbursement of the Company’s expenses. The agreement may be terminated by either party upon 30 days written notice. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further cooperation. On December 4, 2018, the Company reviewed the Amendment to the Back Office Agreement, the partial contribution was increased based on the current usage and in line with annual increases. During six months ended January 31, 2019 and 2018, general and administrative expense related to this service was $88,240 and $120,660, respectively. As of January 31, 2019, the Company has a $232,772 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. On December 14, 2018, the Company entered in a cancellation of distribution usage rights agreement with Globaltech, agreed to suspend any forward charges from December 1, 2018. During six months ended January 31, 2019 and 2018, revenue from Globaltech was $60,000 and $40,000, respectively. As of January 31, 2019, the Company had a $30,339 accounts receivable to Globaltech.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock valued at $187,500 on the date of issuance, and an Earnout Note Payable calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The Earnout Note lead to a contingent liability of $1,139,394 as of January 31, 2019. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate received a license from the Company to use the GM2 Asset technology. Articulate would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system. During the six months ended January 31, 2019, revenue from Articulate was $1,309,485. As of January 31, 2019, the Company had a $666,841 accounts receivable to Articulate.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the 10th September 2019 and 10th September 2020. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414. As of January 31, 2019, the balance of settlement payable to Luxor was $0.

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

As of January 31, 2019, 2018, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 6,000,000,000 shares of its $0.00001 par value common stock.

During the six months ended January 31, 2019, the Company issued 209,414,000 shares of common stock for the conversion of various convertible notes of $209,414 in principal.

During the six months ended January 31, 2019, the Company issued 3,000,000 shares of common stock to Joshua Ramsdell for services, in regarding to the Consulting Services Agreement entered on June 7, 2018 . The shares have been recorded at their market value of $2,100.

As of January 31, 2019, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,835,318,757 shares were issued and outstanding.

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

The Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $108,000 in total on the grant date. As of January 31, 2019, three of the external consultant has resigned, their option were forfeited.

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

On August 3, 2018, the Company granted stock options to an external consultants, Hongfei Zhang. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0008 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $22,027 on the grant date.

On November 28, 2018, the Company granted stock options to an external consultants, Su He. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0011 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $29,635 on the grant date.

As of January 31, 2019, none of the stock options were vested; $252,682 amortization expense was related to the 2018 Equity Incentive Plan.

NOTE 8 – CONCENTRATION

The Company’s major revenues for the six months ended January 31, 2019 were predominately from two related parties. As of January 31, 2019, the aggregate amount due from these two related parties was $1,349,485 or approximately 99.8% of total revenues. Pursuant to the company’s strategic partnership agreement to gain revenue from technical service usage fee, the agreement remains in full force indefinitely since 2016. In addition, the new license agreement with Articulate Pty Ltd, in 1st March, 2018, will also help the Company to gain constant revenue.

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

During the period ended July 31, 2018, the Company recorded a contingent liability of $1,055,312. As of January 31, 2019, a $84,082 fair value loss on contingent liability was recorded due to the adjustment on the estimate the potential future payments of the earn-out note.

Related to the earn-out note, as of January 31, 2019, the Company recorded a contingent liability of $1,139,394 for the potential liability due to Luxor; see Note 10. A description of the manner by which the earnout note was valued is set forth at Note 3.

The acquisition was accounted for as a business combination. Based upon its analysis of the above facts, the Company determined that the acquisition of the GM2 System was also a related party transaction. Accordingly, the asset acquired was recorded on the cost basis at the time of the acquisition with the total cost being recorded to compensation expense.

The assets acquired and liabilities assumed were comprised of the following:

Contingent liability as of July 31, 2018	$1,055,312
Fair value loss on contingent liability	84,082
Total liabilities assumed as of January 31, 2019	1,139,394

Net fair value loss on contingent liability – related party	$84,082

NOTE 10 – CONTINGENT LIABILITY

The Company recorded a contingent liability to reflect the earn-out note calculated at 50% of the revenues generated by the GM2 Asset system starting from March 1, 2018 till February 28, 2019. The estimated potential obligation with this agreement was recorded at a fair value of $1,139,394, as of January 31, 2019, based upon the actual and projected revenues from these assets. However, it is not possible for the Company to estimate the potential future payments exactly until after February 28, 2019; therefore, this amount will be adjusted quarterly to ensure that the value is as accurate as possible until the final amount is known.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes. Subsequent to January 31, 2019, there was no subsequent event to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended January 31, 2019. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2018 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. This agreement not only brings operating revenue to the Company, but also solidifies the expertise in the social gaming market. On December 14, 2018, the parties agreed to suspend any further monthly charges and cancel the distribution usage rights agreement, effective on December 1, 2018.

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

Results of Operations

Three months ended January 31, 2019 compared to the three months ended January 31, 2018.

Revenues

We generated $713,542 worth of related and third party revenues during the three months ended January 31, 2019 compared to $30,000 for the three months ended January 31, 2018. The increase of the revenue was mainly due to the increase of software usage fees arising from License Agreement with Articulate Pty Ltd, a related party.

Cost of goods sold

During the three months ended January 31, 2019 and 2018, cost of goods sold were $68,978 and $0, respectively. The increase was due to the consulting expense on the stock options granted to consultants in the 2018 Equity Incentive Plan, which directly contributed to the revenue generating GM2 asset.

General and Administrative Expenses

During the three months ended January 31, 2019 and 2018, general and expense were $103,386 and $71,289 respectively. The increase in general and administrative expense was primarily a result of the increasing on the the partial contribution to the back office based on the current usage and in line with annual increases. General and administrative expenses primarily consist of office expenses, advertising and promotion expense , and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the three months ended January 31, 2019 and 2018, loss on contingent liability - related party expense was $67,963 and $0. The increase in General and Administrative Acquisition Cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”).

Professional fees

During the three months ended January 31, 2019 and 2018, professional fees were $4,737 and $8,963, respectively. The decrease in professional fees was primarily a result of the decrease in legal fees. Professional fees consisted primarily of SEC filing fees, legal fees and transfer agent sevices fees.

Accounting and audit fees

During the three months ended January 31, 2019 and 2018, professional fees were $4,500 and $3,000, respectively. The increase in accounting and audit fees was primarily a result of the increase in auditing fees.

Amortization Expense

During the three months ended January 31, 2019 and 2018, amortization expenses were $56,833 and $23,760 respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Interest Expense

During the three months ended January 31, 2019 and 2018, interest expense was $202 and $28,017 respectively. The decrease of interest expense was mainly due to settlement agreements.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $14,848 and $189,513 for three months ended January 31, 2019 and 2018. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Income (Loss)

We had an income of $421,791 and $84,484 for the three months ended January 31, 2019 and 2018, respectively. The increase of net income in 2018 was as a result of the items discussed above.

Six months ended January 31, 2019 compared to the six months ended January 31, 2018.

Revenues

We generated $1,352,237 worth of related and third party revenues during the six months ended January 31, 2019 compared to $60,000 for the six months ended January 31, 2018. The increase of the revenue was mainly due to the increase of software usage fees arising from License Agreement with Articulate Pty Ltd, a related party.

Cost of goods sold

During the six months ended January 31, 2019 and 2018, cost of goods sold were $138,502 and $0, respectively. The increase was due to the consulting expense on the stock options granted to consultants in the 2018 Equity Incentive Plan, which directly contributed to the revenue generating GM2 asset.

General and Administrative Expenses

During the six months ended January 31, 2019 and 2018, general and expense were $221,616 and $146,625 respectively. The increase in general and administrative expense was primarily a result of the increasing on the the partial contribution to the back office based on the current usage and in line with annual increases. General and administrative expenses primarily consist of office expenses, advertising and promotion expense , and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the six months ended January 31, 2019 and 2018, loss on contingent liability - related party expense was $84,082 and $0. The increase in General and Administrative Acquisition Cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”).

Professional fees

During the six months ended January 31, 2019 and 2018, professional fees were $9,691 and $17,214, respectively. The decrease in professional fees was primarily a result of the decrease in legal fees. Professional fees consisted primarily of SEC filing fees, legal fees and transfer agent sevices fees.

Accounting and audit fees

During the three months ended January 31, 2019 and 2018, professional fees were $20,377 and $15,160, respectively. The increase in accounting and audit fees was primarily a result of the increase in auditing fees.

Amortization Expense

During the six months ended January 31, 2019 and 2018, amortization expenses were $114,180 and $23,760, respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Interest Expense

During the six months ended January 31, 2019 and 2018, interest expense was $7,994 and $101,726 respectively. The decrease of interest expense was mainly due to settlement agreements.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $1,899 and 129,888 for six months ended January 31, 2019 and 2018. The change was primarily resulted from the fluctuation of the Company’s stock price.

Net Income (Loss)

We had an income of $753,790 and a loss of $373,559 for the six months ended January 31, 2019 and 2018, respectively. The increase of net income in 2019 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $1,118,499 in cash at January 31, 2019.

During the six months ended January 31, 2019 and 2018, cash provided by operating activities was $839,338 and cash used in operating activities was $56,359, respectively. The change in the amounts of cash provided by operating activities was primarily due to the payment received from customers.

During the six months ended January 31, 2019, cash used in financing activities was $167,420 compared to cash provided in financing activities of $38,000 for six months ended January 31, 2018. The change in the amounts of cash provided for financing activities was primarily due to the settlement of convertible notes.

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

None.

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

GOLDEN MATRIX GROUP, INC

Dated: March 4, 2019	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 4, 2019	By:	/s/ Anthony Goodman
Anthony Goodman
Its: Chief Executive Officer

Dated: March 4, 2019	By:	/s/ Weiting Feng
Weiting Feng
Its: Chief Financial Officer

