Form 10-Q
period 2019-04-30
Golden Matrix Group, Inc.
filed 2019-06-05
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of May 28, 2019, there were 2,845,318,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	April 30, 2019	July 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,425,494	$446,581
Accounts receivable	167,368	10,005
Accounts receivable related parties	906,380	362,288
Prepaid expenses	-	1,000
Total current assets	2,499,242	819,874
Total assets	$2,499,242	$819,874

LIABILITIES AND SHAREHOLDERS DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$68,670	$14,391
Accounts payable related parties	462,570	376,217
Advances from shareholders	1,000	1,000
Accrued interest	8,708	155,384
Settlement Payable related parties	145,000	9,302
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	11,929
Convertible notes payable- related party-in default	-	495,712
Contingent liability-related party	-	1,055,312
Promissory note-related party	1,031,567	-
Derivative liabilities note conversion feature	10,910	11,930
Total current liabilities	1,768,425	2,161,177

Settlement Payable related parties long-term	145,000	-
Total non-current liabilities	145,000	-

Total liabilities	$1,913,425	$2,161,177

Shareholders equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,845,318,757 and 2,622,904,757 shares issued and outstanding, respectively	28,453	26,229
Additional paid-in capital	27,732,577	26,840,794
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(27,174,530)	(28,207,643)
Total shareholders equity (deficit)	$585,817	(1,341,303)
Total liabilities and shareholders equity (deficit)	2,499,242	$819,874

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC. Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2019	2018	2019	2018

Revenues	$162,772	$-	$165,524	$-
Revenues- related party	574,397	345,148	1,923,882	405,148
Cost of goods sold	(214,849)	-	(353,351)	-
Gross profit	522,320	345,148	1,736,055	405,148

Costs and expenses
Accounting and audit fees	4,500	3,750	24,877	18,910
Amortization expense	54,979	68,126	169,159	91,886
G&A expenses	105,409	54,153	238,785	80,178
G&A expenses- related party	53,922	229,800	142,162	350,400
Loss on contingent liability – related party	6,791	-	90,873	-
Professional fees	3,483	9,306	13,174	26,520
Total operating expenses	(229,084)	(365,135)	(679,030)	(567,894)
Gain (Loss) from operations	293,236	(19,987)	1,057,025	(162,746)

Other income (expense)
Interest earned	2,346	-	2,346	-
Gain (Loss) on extinguishment of debt	-	-	(106)	814
Fair value change of derivative liability	909	15,824	(990)	(114,064)
Interest on convertible notes	(17,168)	(31,085)	(25,162)	(132,811)
Total other income (expense)	(13,913)	(15,261)	(23,912)	(246,061)

Net Income (Loss)	$279,323	$(35,248)	$1,033,113	$(408,807)

Weighted average number of common shares outstanding - Basic	2,838,577,184	1,479,677,984	2,804,249,255	767,756,060
Weighted average number of common shares outstanding - Diluted	2,851,432,351	1,479,677,984	2,817,104,422	767,756,060
Net income/(loss) per common share – Basic	$0.00	$(0.00)	$0.00	$(0.00)
Net income/(loss) per common share – Diluted	$0.00	$(0.00)	$0.00	$(0.00)

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Nine months ended
	April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,033,113	$(408,807)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization expense	3,300	88,287
Imputed interest	12,055	-
Fair value of stock option issued for services	522,510	91,886
Fair value of shares issued for services	30,100	198,704
Penalty on convertible notes payable	3,300	8,000
Gain (Loss) on extinguishment of debt	106	(814)
Loss (Gain) from change in fair value of derivative liability	990	114,064
Fair value loss on contingent liability-related party	90,873	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(157,363)	(188,148)
(Increase) decrease in accounts receivable – related party	(544,092)	-
(Increase) decrease in Prepaid expense	1,000	-
(Decrease) increase in accounts payable and accrued liabilities	54,279	71,318
(Decrease) increase in accounts payable – related party	86,353	21,223
(Decrease) increase in accrued interest	9,809	31,061
Net cash provided by operating activities	$1,146,333	$26,774

Cash flows from financing activities:
Proceeds from notes payable	-	38,000
Proceeds from settlement agreement	-	-
Repayments on settlement payable	(167,420)	-
Net cash provided by (used in) financing activities	(167,420)	$38,000

Net increase in cash and cash equivalents	978,913	64,774
Cash and cash equivalents at beginning of year	446,581	25,167
Cash and cash equivalents at end of year	$1,425,494	$89,941

Supplemental disclosure of cash flow information:

Settlement of derivative liability	$5,310	-
Common stock issued for conversion of debt	$209,414	$374,961
Debt discount from derivative liability	$3,300	$46,000
Shares issued for settlement of accounts payable – related party	$448,012	$60,000
Extinguishment of contingent liability - related party	$1,031,567	-
Gain on extinguishment of contingent liability - related party	$114,618	-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statement of Shareholders’ Equity (Deficit)

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	( Loss)	Deficit	Deficit
Balance at July 31, 2017	1,000	$-	141,096,983	$1,411	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	1,046,246,456	10,462	526,543	(1,600)	-	-	535,405
Issuance of shares for convertible notes conversion – related party	-	-	250,000,000	2,500	297,500	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	300,000,000	3,000	117,000	-			120,000
Issuance of shares for services	-	-	680,000,000	6,800	229,900	-	-	-	236,700
Issuance of shares for settlement of accounts payable –related party	-	-	205,561,318	2,056	117,944	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	201,112
Net income	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	$-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for convertible notes conversion – related party	-	-	209,414,000	2,094	207,320	-	-	-	209,414
Issuance of shares for services	-	-	13,000,000	130	29,970	-	-	-	30,100
Adjustment for settlement of convertible note	-	-			5,310	-	-	-	5,310
Fair value of options/warrants issued for services	-	-	-	-	522,510	-	-	-	522,510
Gain on extinguishment of contingent liability - related party	-	-	-	-	114,618	-	-	-	114,618
Imputed interest – related party	-	-	-	-	12,055	-	-	-	12,055
Net income	-	-	-	-	-	-	-	1,033,113	1,033,113
Balance at April 30, 2019	1,000	$-	2,845,318,757	$28,453	$27,732,577	$-	$(683)	$(27,174,530)	$585,817

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$279,323	$(35,248)	$1,033,113	$(408,807)
Denominator:
Weighted average common shares outstanding	2,838,577,184	1,479,677,984	2,804,249,255	767,756,060

Basic earnings (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$279,323	$(35,248)	$1,033,113	$(408,807)
Denominator:
Weighted average common shares outstanding	2,838,577,184	1,479,677,984	2,804,249,255	767,756,060
Preferred shares	1,000	-	1,000	-
Convertible debt	12,854,167	-	12,854,167	-
Adjusted weighted average common shares outstanding	2,851,432,351	1,479,677,984	2,817,104,422	767,756,060

Diluted earnings (loss) per common share	$0.00	$(0.00)	$0.00	$(0.00)

For the three and nine months ended April 30, 2018 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $27,174,530 and $27,298,077 as of April 30, 2019 and 2018, respectively. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI’s management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

NOTE 3 - CONVERTIBLE NOTES PAYABLES

Convertible notes payable at April 30, 2019 and July 31, 2018 consisted of the following:

	April 30,	July 31,
	2019	2018
Convertible Note #2	30,000	30,000
Convertible Note #46 - in default	-	1,930
Convertible Note #59 - in default	10,000	10,000
Convertible Note #68 - Related party - in default	-	495,712
Notes payable, principal	$40,000	$537,642
Total notes payable	$30,000	$30,000
Total notes payable – in default	$10,000	$11,930
Total notes payable – Related party - in default	$-	$495,712

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of April 30, 2019, debt discount balance $0 was recorded.

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

On August 28, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the note holder whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note (Note 46). In this Settlement Agreement, the Company agreed to pay out the remaining balance of the note principal of $1,930, accrued interest of $154, default interest and penalty of $5,927, and aloso the Company recorded a loss on settlement of $106, totalling $8,118. As of April 30, 2019, the balance of this Note was $0.

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

As of April 30, 2019, principal balance of this note was $10,000.

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

As of April 30, 2019, principal balance of this note was $0, settlement payable of this note was $0, loan payable of this note was $290,000.

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

During the nine months ended April 30, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of face value $3,300 and $76,251, respectively. The Company remeasured the fair value of the instruments as of April 30, 2019 and 2018, and recorded an unrealized loss of $990 and $114,066 for the nine months ended April 30, 2019 and 2018, respectively. The Company recorded a gain on settlement of derivative liability of $5,310 and $1,660 as of April 30, 2019 and 2018, respectively. As of April 30, 2019 and 2018, the derivative liability associated with the note conversion features were $10,910 and $101,905 respectively.

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

	April 30,	July 31,
	2019	2018
Balance, beginning of period	$11,930	$136,177
Initial recognition of derivative liability	3,300	95,266
Conversion of derivative liability to Common Stock	-	(224,587)
Mark-to-Market adjustment to fair value	990	165,514
Settlement of derivative liabilities	(5,310)	(160,440)
Balance, end of period	$10,910	$11,930

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

On April 1, 2016, the Company entered into a Back Office Service Provider Agreement with Articulate Pty Ltd, which is wholly owned by the director of the Company. Pursuant to the agreement, Articulated would provide accounting, customer support, programming and design services, Articulate would receive $4,500 per month for services rendered plus reimbursement of the Company’s expenses. The agreement may be terminated by either party upon 30 days written notice. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further cooperation. On December 4, 2018, the Company reviewed the Amendment to the Back Office Agreement, the partial contribution was increased based on the current usage and in line with annual increases. During nine months ended April 30, 2019 and 2018, general and administrative expense related to this service was $104,740 and $127,560, respectively. As of April 30, 2019, the Company has a $249,272 payable to Articulate.

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company owned by the chief executive officer, the Company agreed to provide the rights of usage to its Credit Management system, Social Gaming systems and Technology. On December 14, 2018, the Company entered in a cancellation of distribution usage rights agreement with Globaltech, agreed to suspend any forward charges from December 1, 2018. During nine months ended April 30, 2019 and 2018, revenue from Globaltech was $40,000 and $90,000, respectively. As of April 30, 2019, the Company had a $30,339 accounts receivable to Globaltech.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock valued at $187,500 on the date of issuance, and an Earnout Note Payable calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The Earnout Note lead to a contingent liability of $1,146,185 as of February 28, 2019. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele. On April 1, 2019, Luxor proposed a 10% discount to the amount payable in terms of the Asset Purchase Agreement, the Company agreed to issue a Promissory Note of $1,031,567, such note to be repaid in three instalments of 20% on signing, 40 % in six months from signing and a further 40% in 12 months from signing with a nominal interest rate of 6% per annum. As of April 30, 2019, principal balance of this note was $1,031,567, interest accrued was $4,918.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman. Articulate received a license from the Company to use the GM2 Asset technology. Articulate would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system. During the nine months ended April 30, 2019, revenue from Articulate was $1,923,882. As of April 30, 2019, the Company had a $876,041 accounts receivable to Articulate.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the 10th September 2019 and 10th September 2020. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414. As of April 30, 2019, the balance of settlement payable to Luxor was $0, the balance of loan payable was $290,000. The Company recorded $12,055 of imputed interest for the interest free loan at 6% interest rate.

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

As of April 30, 2019, 2018, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 6,000,000,000 shares of its $0.00001 par value common stock.

During the nine months ended April 30, 2019, the Company issued 209,414,000 shares of common stock for the conversion of various convertible notes of $209,414 in principal.

On October 1, 2018, the Company issued 3,000,000 shares of common stock to Joshua Ramsdell for services, in regarding to the Consulting Services Agreement entered on June 7, 2018. The shares have been recorded at their market value of $2,100.

On April 1, 2019, the Company issued 10,000,000 shares of common stock to James Caplan for services, in regarding to the 2nd Amendment to Corporate Communications and Investor Relations Program entered on April 1, 2019. The shares have been recorded at their market value of $28,000.

As of April 30, 2019, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

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

The Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $108,000 in total on the grant date. As of April 30, 2019, three of the external consultant has resigned, their option were forfeited.

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

On May 8, 2018, the Company granted stock options to an external consultants, Siu Kei Ho. The consultant was granted to purchase 75,000,000 shares of common stock of the Company at exercise price of $0.0004 with exercise period of three years, vesting 33% each anniversary for three years. The fair value of the stock option was $28,516 on the grant date. On May 8, 2019, the Company terminated the consulting agreement and all compensation specified in the agreement with Siu Kei Ho.

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

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultants, Marc Mcalister. The consultant was granted to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0022 with exercise period of 1 year, vesting 100% on October 9, 2019. The fair value of the stock option was $12,977 on the grant date.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultants, Michael Davies. The consultant was granted to purchase 8,000,000 shares of common stock of the Company at exercise price of $0.0022 with exercise period of 1 year, vesting 100% on October 9, 2019. The fair value of the stock option was $6,921 on the grant date.

As of April 30, 2019, none of the stock options were vested; $522,510 amortization expense was related to the 2018 Equity Incentive Plan.

NOTE 8 – CONCENTRATION

The Company’s major revenues for the nine months ended April 30, 2019 were predominately from two related parties. As of April 30, 2019, the aggregate amount due from these two related parties was $1,923,882 or approximately 92% of total revenues. Pursuant to the company’s strategic partnership agreement to gain revenue from technical service usage fee, the agreement remains in full force indefinitely since 2016. In addition, the new license agreement with Articulate Pty Ltd entered on March 1, 2018, will also help the Company to gain constant revenue.

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

During the period ended July 31, 2018, the Company recorded a contingent liability of $1,055,312. As of April 30, 2019, a $90,874 fair value loss on contingent liability was recorded due to the adjustment on the estimate the potential future payments of the earn-out note.

Related to the earn-out note, as of February 28, 2019, the Company recorded a contingent liability of $1,14,185 for the potential liability due to Luxor; see Note 10. A description of the manner by which the earnout note was valued is set forth at Note 3. On April 1, 2019, Luxor proposed 10% discount on the payable amount, the Company agreed to issue a Promissory Note of $1,031,567 regarding to the Asset Purchase agreement, $114,618 additional paid in capital was recorded for gain on extinguishment – related party.

The acquisition was accounted for as a business combination. Based upon its analysis of the above facts, the Company determined that the acquisition of the GM2 System was also a related party transaction. Accordingly, the asset acquired was recorded on the cost basis at the time of the acquisition with the total cost being recorded to compensation expense.

The assets acquired and liabilities assumed were comprised of the following:

Contingent liability as of July 31, 2018	$1,055,312
Fair value loss on contingent liability	90,874
Gain on extinguishment – related party	(114,618)
Promissory Note as of April 30, 2019	1,031,567

Net fair value loss on contingent liability – related party	$90,873

NOTE 10 – CONTINGENT LIABILITY

The Company recorded a contingent liability to reflect the earn-out note calculated at 50% of the revenues generated by the GM2 Asset system starting from March 1, 2018 till February 28, 2019. The estimated potential obligation with this agreement was recorded at a fair value of $1,146,185, as of February 28, 2019, based upon the actual and projected revenues from these assets. On April 1, 2019, Luxor proposed 10% discount on the payable amount, the Company agreed to issue a Promissory Note of $1,031,567 regarding to the Asset Purchase agreement, $114,618 additional paid in capital was recorded. The Promissory Note be repaid in three instalments of 20% on signing, 40 % in six months from signing and a further 40% in 12 months from signing with a nominal interest rate of 6% per annum. As of April 30, 2019, principal balance of this note was $1,031,567, interest accrued was $4,918.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes. Subsequent to April 30, 2019, there was no subsequent event to be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended April 30, 2019. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended July 31, 2018 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On March 1, 2019, the Company entered into a license agreement with Red Label Technology Pte Ltd. The Company agreed to license a single component of the “GM2 System”, which is the “Credit Based Agency System”, to support its distribution of a portfolio of Chinese table games, the “3 Kingdom Games”( “3K”).

On April 1, 2019, the Company issued a Promissory Note of 1,031,567 to Luxor Capital, LLC(“ Luxor”) in terms of the Asset Purchase Agreement entered into on March 1, 2018. The note to be repaid in three instalments of 20% on signing, 40 % in six months from signing and a further 40% in 12 months from signing with a nominal interest rate of 6% per annum.

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

Results of Operations

Three months ended April 30, 2019 compared to the three months ended April 30, 2018.

Revenues

We generated $737,169 worth of related and third party revenues during the three months ended April 30, 2019 compared to $345,148 for the three months ended April 30, 2018. The increase of the revenue was mainly due to the increase of software usage fees arising from License Agreement with Articulate Pty Ltd, a related party.

Cost of goods sold

During the three months ended April 30, 2019 and 2018, cost of goods sold were $214,849 and $0, respectively. The increase was due to the consulting expense on the stock options granted to consultants in the 2018 Equity Incentive Plan, which directly contributed to the revenue generating GM2 asset.

General and Administrative Expenses

During the three months ended April 30, 2019 and 2018, general and expense were $159,331 and $283,953 respectively. The decrease in general and administrative expense was primarily a result of the recalcification of acquisition expense. General and administrative expenses primarily consist of office expenses, advertising and promotion expense , and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the three months ended April 30, 2019 and 2018, loss on contingent liability - related party expense was $6,791 and $0. The increase in General and Administrative Acquisition Cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”).

Professional fees

During the three months ended April 30, 2019 and 2018, professional fees were $3,483 and $ 9,306, respectively. The decrease in professional fees was primarily a result of the decrease in legal fees. Professional fees consisted primarily of SEC filing fees, legal fees and transfer agent sevices fees.

Accounting and audit fees

During the three months ended April 30, 2019 and 2018, professional fees were $4,500 and $3,750, respectively. The increase in accounting and audit fees was primarily a result of the increase in auditing fees.

Amortization Expense

During the three months ended April 30, 2019 and 2018, amortization expenses were $54,979 and $68,126 respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Interest Expense

During the three months ended April 30, 2019 and 2018, interest expense was $17,168 and $31,085 respectively. The decrease of interest expense was mainly due to settlement agreements.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized gain on derivative liabilities - note conversion feature was $909 and $15,824 for three months ended April 30, 2019 and 2018. The change was primarily resulted from the fluctuation of the Company’s stock price.

Interest Earned

Interest income was $2,346 and $0 for three months ended April 30, 2019 and 2018. The change was resulted from the interest earned on the Company’s saving bank account opened on February 11,2019 .

Net Income (Loss)

We had a net income of $279,323 and a net loss of $35,248 for the three months ended April 30, 2019 and 2018, respectively. The increase of net income in 2019 was as a result of the items discussed above.

Nine months ended April 30, 2019 compared to the nine months ended April 30, 2018.

Revenues

We generated $2,089,406 worth of related and third party revenues during the nine months ended April 30, 2019 compared to $405,148 for the nine months ended April 30, 2018. The increase of the revenue was mainly due to the increase of software usage fees arising from License Agreement with Articulate Pty Ltd, a related party.

Cost of goods sold

During the nine months ended April 30, 2019 and 2018, cost of goods sold were $353,351 and $0, respectively. The increase was due to the consulting expense on the stock options granted to consultants in the 2018 Equity Incentive Plan, which directly contributed to the revenue generating GM2 asset.

General and Administrative Expenses

During the nine months ended April 30, 2019 and 2018, general and expense were $380,947 and $430,578 respectively. The decrease in general and administrative expense was primarily a result of the reclassification of acquisition expense. General and administrative expenses primarily consist of office expenses, advertising and promotion expense , and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the nine months ended April 30, 2019 and 2018, loss on contingent liability - related party expense was $90,873 and $0. The increase in General and Administrative Acquisition Cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC(“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”).

Professional fees

During the nine months ended April 30, 2019 and 2018, professional fees were $13,174 and $26,520, respectively. The decrease in professional fees was primarily a result of the decrease in legal fees. Professional fees consisted primarily of SEC filing fees, legal fees and transfer agent sevices fees.

Accounting and audit fees

During the nine months ended April 30, 2019 and 2018, accounting and audit fees were $24,877 and $18,910, respectively. The increase in accounting and audit fees was primarily a result of the increase in auditing fees.

Amortization Expense

During the nine months ended April 30, 2019 and 2018, amortization expenses were $169,159 and $91,886, respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Interest Expense

During the nine months ended April 30, 2019 and 2018, interest expense was $25,162 and $132,811 respectively. The decrease of interest expense was mainly due to settlement agreements.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

Unrealized loss on derivative liabilities - note conversion feature was $990 and $114,064 for nine months ended April 30, 2019 and 2018. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain(Loss ) on Extinguishment of Debt

Loss on extinguishment of debt was $106 for nine months ended April 30, 2019 compared with a gain of $814 for nine months ended April 30, 2018.The decrease was primarily resulted from the settlement agreement on convertible note.

Interest Earned

Interest income was $2,346 and $0 for nine months ended April 30, 2019 and 2018. The change was resulted from the interest earned on the Company’s saving bank account opened on February 11,2019 .

Net Income (Loss)

We had a net income of $1,033,113 and a net loss of $408,807 for the nine months ended April 30, 2019 and 2018, respectively. The increase of net income in 2019 was as a result of the items discussed above.

Liquidity and Capital Resources

The Company had $1,425,494 in cash at April 30, 2019.

During the nine months ended April 30, 2019 and 2018, cash provided by operating activities was $1,146,333 and $26,774, respectively. The change in the amounts of cash provided by operating activities was primarily due to the payment received from customers.

During the nine months ended April 30, 2019, cash used in financing activities was $167,420 compared to cash provided by financing activities of $38,000 for nine months ended April 30, 2018. The change in the amounts of cash provided for financing activities was primarily due to the settlement of convertible notes.

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

GOLDEN MATRIX GROUP, INC

Dated: June 4, 2019	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 4, 2019	/s/ Anthony Goodman
By: Anthony Goodman- Its: Chief Executive Officer

Dated: June 4, 2019	/s/ Weiting Feng
By: Weiting Feng - Its: Chief Financial Officer

