Form 10-K
period 2019-07-31
Golden Matrix Group, Inc.
filed 2019-10-23
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

On January 31, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $1,616,023, based upon the closing price on that date of the Common Stock of the registrant on the OTCPINK of $0.0012. For purposes of this response, the registrant has assumed that its directors, executive officer and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of October 22, 2019, the registrant had 2,845,318,757 shares of its Common Stock, $0.00001 par value, outstanding.

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

On December 1, 2018, the Company entered into an Cancellation of Distribution Usage Rights Agreement with Globaltech, The parties have agreed to suspend minimum monthly charge from December 1, 2018 and work together to enter into a Co-operation agreement in coming months.

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

Whilst there are a number of companies that provide similar products for social online gaming operators, the Company has unique IP and is focused on the Asian market. The unique technology, Company’s location, focused resources and experience in this market provide the Company with a distinct advantage over other companies located in other parts of the world and having limited experience in Asia.

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

Employees

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

The table below sets out the range of high and low closing price for our common stock for each full quarterly period within the last two fiscal years as regularly quoted in the automated quotation system of the OTC Markets.

	2018		2019
Quarter ended	High	Low	High	Low
October 31	$0.0022	$0.0003	$0.0011	$0.0006
January 31	0.0006	0.0003	0.0013	0.0008
April 30	0.0012	0.0002	0.0037	0.0011
July 31	0.0025	0.0002	0.0063	0.0024

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of July 31, 2019, there were approximately 72 holders of our common stock.

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

Recent sales of unregistered securities

During the year ended July 31, 2019, the Company issued 13,000,000 shares of common stock for services.

During the year ended July 31, 2019, the Company issued 209,414,000 shares of common stock for the settlement of convertible notes.

As of July 31, 2019, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

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

Overview

Golden Matrix revenues are derived primarily from licensing fees received from gaming operators located in the Asia Pacific (APAC) region that utilize the company’s technology.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors. Currently the Company has more than 1.5 million registered users across all gaming operators that utilize the Companies Technology and is currently integrating additional operators to expand this usage.

Our financial focus is on long-term, sustainable growth in revenue with marginal increases in expenses. The Company’s activity is highly scalable. We are highly encouraged by recent revenue growth, clearly demonstrating the acceptance and reputation of the Company’s GMI system and its gaming content. We will continuously add new products to our offering and the Company expects revenue growth for the foreseeable future.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JULY 31, 2019 TO THE YEAR ENDED JULY 31, 2018

Results of Operations

Revenues

The Company generated $2,429,442 revenues from related parties during the year ended July 31, 2019 as compared to $915,804 for the year ended July 31, 2018. Besides, the Company generated $452,771 revenues from third party ended July 31, 2019 compared to $0 for the year ended July 31, 2018.

The increase of the revenue was primarily due to two factors:

On July 1, 2018, Red Label Technology Pty Ltd and the Company entered into a License Agreement. Red Label wished to license the use of the GMR System to support its B2B business. During the year ended July 31, 2019, Red Label Technology Pty Ltd contributed to 16% of the total revenue.

On July 1, 2018, Articulate Pty Ltd and the Company entered into an Addendum to License Agreement ( “Addendum”). Articulate requested that the Company provide system for usage in Malaysian Currency. The new market also contributed to 26% of the total revenue of this year.

Cost of goods sold

During the years ended July 31, 2019 and 2018, costs of goods sold were $21,998 and $72,003, respectively. During Financial year 2018, the Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods sold during Financial year 2019 was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the years ended July 31, 2019 and 2018, general and administrative expenses were $520,987 and $395,140, respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the years ended July 31, 2019 and 2018, the acquisition cost was $90,873 and $1,242,812, respectively. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. During last financial year, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost during this year is an adjustment to the estimated number.

Professional fees

During the years ended July 31, 2019 and 2018, professional fees were $60,631 and $67,687, respectively. The auditing fee increased by $16,967, but $15,877 of which was paid for last financial year’s auditing services. And there is a decrease in the legal fee by $14,572. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Amortization Expense

During the years ended July 31, 2019 and 2018, amortization expenses were $206,842 and $129,109, respectively. The increased amortization expense was due to stock options granted to Brian Goodman and Weiting Feng in terms of the 2018 Equity Incentive Plan.

Bad Debt Expense

During the years ended July 31, 2019 and 2018, bad debt expenses were $168,557 and $0, respectively. As of July 31 2019, the Company had an accounts receivable of $433,115 for Red Label Technology Pty Ltd. Whilst management is confident that Red Label Technology will settle the debt, it has recorded a bad debt expense in the amount of $168,557.

Interest Expense

During the years ended July 31, 2019 and 2018, interest expenses were $45,350 and $162,041 respectively. The principal reason for the decrease in the interest expense was that the Company did not issue any convertible notes during this year, and therefore did not incur any interest expenses due to derivative liabilities.

Gain (loss) on derivative liability - note conversion feature

During the years ended July 31, 2019 and 2018, loss on derivative liability was $5,081 and $165,514, respectively. The decrease in the expense was mainly due to the settlement of the convertible notes.

Gain (loss) on extinguishment of debt

Loss on extinguishment of debt was $106 for the year ended July 31, 2019 as compared to gain on extinguishment of debt of $129 for the year ended July 31, 2018. The loss was due to the settlement of convertible notes (Convertible Note #46) with LG Capital Funding, LLC.

Interest income

During the years ended July 31, 2019 and 2018, interest income was $8,120 and $0, respectively. The interest income was from the Wells Fargo Saving account which the Company opened during this financial year.

Net Income (loss)

The Company had net income of $1,769,908 for the current financial year ending July 31, 2019 and had sustained a loss of $1,318,373 for the previous year ending July 31, 2018. The increase in net income was due to the increase in revenues and the decrease in acquisition costs, the decrease in interest expenses and the lower derivative expenses as stated above.

Liquidity and Capital Resources

During the years ended July 31, 2019 and 2018, our cash provided by operating activities was $1,451,934 and $302,716, respectively. The increase in cash provided in operations was primarily attributable to the revenues generated and collected from our customers during this financial year.

Our cash used in financing activities was $167,420 for the year ended July 31, 2019 and cash provided by financing activities was $118,698 for the year ended July 31, 2018. The cash outflow from financing activities was mainly used to settle loans owed to Luxor and LG Capital Funding.

There were no investing activities for the year ended July 31, 2019 and 2018.

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had cash of $1,731,095 and $446,581 as of July 31, 2019 and 2018, respectively.

Our primary uses of cash have been for fees paid to third parties for professional services, advertising expense, general and administrative expenses and loan repayment. We have received funds from licensing revenues and from various financing activities such as from the sale of our common shares and from debt financings.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of July 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 2 to the financial statements, the Company suffered significant net losses from operations in prior periods and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC.

We have served as the Company’s auditor since 2017.

Houston, TX

October 23, 2019

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets

	July 31,
	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$1,731,095	$446,581
Accounts receivable, net	264,558	10,005
Accounts receivable – related parties	1,009,397	362,288
Prepaid expenses	-	1,000
Total current assets	3,005,050	819,874
Total assets	$3,005,050	$819,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$41,104	$14,391
Accounts payable – related parties	526,541	376,217
Advances from shareholders	1,000	1,000
Accrued interest	24,510	155,384
Settlement Payable	145,000	9,302
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	11,929
Convertible notes payable- related party-in default	-	495,712
Contingent liability-related party	-	1,055,312
Promissory note-related party	1,033,567	-
Derivative liabilities – note conversion feature	15,000	11,930
Total current Liabilities	1,826,722	2,161,177

Non-current Liabilities:
Settlement Payable – Long-term	$145,000	-
Total liabilities	$1,971,722	$2,161,177

Commitments and contingencies

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 6,000,000,000 and 6,000,000,000 shares authorized; 2,845,318,757 and 2,622,904,757 shares issued and outstanding respectively	28,453	26,229
Additional paid-in capital	27,443,293	26,840,794
Stock Payable	-	-
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(26,437,735)	(28,207,643)
Total shareholders’ equity (deficit)	1,033,328	(1,341,303)
Total liabilities and shareholders’ equity	$3,005,050	$819,874

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations

	For the Year Ended July 31,
	2019	2018

Revenues-related party	$2,429,442	$915,804
Sales	452,771	-
Cost of goods sold	(21,998)	(72,003)
Gross profit	2,860,215	843,801

Costs and expenses:
G&A expense	321,339	186,040
G&A expense- related party	199,648	209,100
Compensation expense - Acquisition cost – related party	90,873	1,242,812
Professional fees	60,631	67,687
Amortization expenses	206,842	129,109
Bad debt expense	168,557	-
Total operating expenses	1,047,890	1,834,748
Gain (Loss) from operations	1,812,325	(990,947)

Other income (expense):
Interest expense	(45,350)	(162,041)
Interest Earned	8,120	-
Gain (Loss) on extinguishment of debt	(106)	129
Gain (Loss) on derivative liability	(5,081)	(165,514)
Total other income (expense)	(42,417)	(327,426)
Net income (Loss)	$1,769,908	$(1,318,373)

Net earnings (loss) per common share – basic	$0.00	$(0.00)

Net earnings (loss) per common share diluted	$0.00	$(0.00)
Weighted average number of common shares outstanding – basic	2,814,601,020	1,159,457,924
Weighted average number of common shares outstanding –diluted	4,138,911,172	1,159,457,924

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity

							Accumulated		Total
	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Other Comprehensive	Accumulated	Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Income ( Loss)	Deficit	(Deficit)
Balance at July 31, 2017	1,000	$-	141,096,983	$1,411	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	1,046,246,456	10,462	526,543	(1,600)	-	-	535,405
Issuance of shares for convertible notes conversion – related party	-	-	250,000,000	2,500	297,500	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	300,000,000	3,000	117,000	-			120,000
Issuance of shares for services	-	-	680,000,000	6,800	229,900	-	-	-	236,700
Issuance of shares for settlement of accounts payable –related party	-	-	205,561,318	2,056	117,944	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	201,112
Net income	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	-	2,622,904,757	$26,229	$26,840,794	-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for services	-	-	13,000,000	130	29,970	-	-	-	30,100
Issuance of shares for settlement of convertible note-related party	-	-	209,414,000	2,094	207,320	-	-	-	209,414
Issuance of shares for settlement of conversion note	-	-	-	-	5,311	-	-	-	5,311
Fair value of options/warrants issued for services	-	-	-	-	228,840	-	-	-	228,840
Imputed interest	-	-	-	-	16,440	-	-	-	16,440
Gain on extinguishment of debt-related party	-	-	-	-	114,618	-	-	-	114,618
Net income	-	-	-	-	-	-	-	1,769,908	1,769,908
Balance at July 31, 2019	1,000	-	2,845,318,757	$28,453	$27,443,293	-	$(683)	$(26,437,735)	$1,033,328

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow

	For the Year Ended July 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,769,908	$(1,318,373)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized loss on derivative liabilities-note conversion feature	5,081	165,514
Fair value of stock option issued for services	21,998	49,200
Fair value of shares issued for services	30,100	201,112
Amortization expense	206,842	107,300
Loss (Gain) on extinguishment of debt	106	(129)
Imputed Interest	16,440	-
Compensation expense-Acquisition-related party	90,873	1,242,812
Penalty on convertible notes payable	8,600	11,800
Bad debt expense	168,557	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(423,110)	(10,005)
(Increase) decrease in accounts receivable – related party	(647,109)	(299,788)
(Increase) decrease in Prepaid expense	1,000	(1,000)
(Decrease) increase in accounts payable and accrued liabilities	26,713	(11,698)
(Decrease) increase in accounts payable – related party	150,324	111,233
(Decrease) increase in accrued interest	25,611	54,738
Net cash provided by operating activities	1,451,934	302,716

Cash flows from financing activities:
Proceeds from notes payable	-	38,000
Proceeds from subscription agreement	-	120,000
Repayments on settlement payable	(167,420)	(39,302)
Net cash provided by (used in) financing activities	(167,420)	118,698

Net increase in cash and cash equivalents	1,284,514	421,414
Cash and cash equivalents at beginning of year	446,581	25,167
Cash and cash equivalents at end of year	$1,731,095	$446,581

Supplemental disclosure of cash flow information:
Settlement of derivative liability	$5,311	$160,440
Common stock issued for conversion of debt	$-	$674,961
Common stock issued for conversion of debt – related party	$209,414	$-
Debt discount from derivative liability	$3,300	$49,800
Settlement payable	$448,012	$47,919
Shares issued for settlement of accounts payable - related party	$-	$120,000
Extinguishment of contingent liability – related party	$1,031,567	$-
Gain on extinguishment of contingent liability – related party	$114,618	$-

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

The accompanying consolidated financial statements of GMGI have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant net losses from operations in prior periods and had an accumulated deficit of $26,437,735 as of July 31, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. During this financial year, the Company has generated net profit of $1,769,908. The revenue growth during this year has produced solid profitability and excellent cash flow. The management plans to expand the customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors to keep the growth of revenues. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Significant items subject to such estimates and assumptions include contingent liability, stock-based compensation, warrant valuation and collectability of accounts receivable. Actual results could differ from those estimates.

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2019 and 2018, the allowance for doubtful accounts was $168,557 and $0, respectively. As of July 31 2019, the Company had an accounts receivable of $433,115 for Red Label Technology Pty Ltd. Whilst management is confident that Red Label Technology will settle the debt, it has recorded an allowance for doubtful accounts in the amount of $168,557.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

We review the terms of the note we issue to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains embedded derivative instrument, including the conversion option, that is required to be bifurcated. The bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the derivative liability was calculated using Black-Sholes Model.

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

Share-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. Previously, the share-based payment arrangements with employees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date. And the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for 2019 and 2018:

	For the Years Ended
	July 31,
	2019	2018

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$1,769,908	$(1,318,373)
Denominator:
Weighted average common shares outstanding	2,814,601,020	1,159,457,924

Basic earnings (loss) per common share	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$1,769,908	$(1,318,373)
Denominator:
Weighted average common shares outstanding	2,814,601,020	1,159,457,924
Preferred shares	1,000	-
Warrants/Options	1,316,132,485
Convertible Debt	8,176,667	-
Adjusted weighted average common shares outstanding	4,138,911,172	1,159,457,924

Diluted earnings (loss) per common share	$0.00	$(0.00)

For the year ended July 31, 2018 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenues Recognition

1.	Step 1: Identify the contract with a customer.

2.	Step 2: Identify the separate performance obligations in the contract.

3.	Step 3: Determine the transaction price.

4.	Step 4: Allocate the transaction price to the separate performance obligations in the contract.

5.	Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 – Revenue Recognition. Under ASC 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for year ended July 31, 2019.

Subsequent Events

GMGI evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees.

For public business entities (PBEs), the amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted if financial statements have not yet been issued (for PBEs), but no earlier than an entity’s adoption date of ASC 606. If early adoption is elected, all amendments in the ASU that apply must be adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

The Company has adopted the ASU 2018-07 and has adjusted the share-based compensation costs. The management believes the new standard can best represent the company’s operating results. The company reversed the previously recorded cost of goods sold of $353,351, and recorded the cost of goods sold of $21,998 for the entire fiscal year based on the new standard.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE –RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from two related parties: Articulate Pty Ltd and Globaltech Software Services LLC. As of July 31, 2019, the Company has $988,558 receivable from Articulate and $20,839 receivable from Globaltech. In total, the Company has account receivable from related party of $1,009,397 and $362,288 in year 2019 and 2018, respectively.

NOTE 5 – NOTES PAYABLE

Convertible notes payable

Convertible notes payable at July 31, 2019 and 2018 consisted of the following:

	July 31,	July 31,
	2019	2018
Convertible Note #2	30,000	30,000
Convertible Note #46 - in default	-	1,929
Convertible Note #59 - in default	10,000	10,000
Convertible Note #68- Related party- in default	-	495,712
Notes payable, principal	$40,000	$537,641
Total notes payable, net of discount	$30,000	$30,000
Total notes payable, net of discount - in default	$10,000	$507,641

Convertible Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000. The promissory note is unsecured, interest free and repayable upon demand. As of July 31, 2019 and 2018, principal of this note was $30,000 and $30,000, respectively.

The note may be converted at the option of the holder into Common stock of the Company. The fixed conversion price is $0.01 per share. Accordingly the note may be converted into 3,000,000 common shares of the Company.

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of July 31, 2019, debt discount balance $0 was recorded.

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

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $130,556 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. The debt discount is amortized over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On August 28, 2018, the Company entered into Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with the note holder whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note (Note 46). In this Settlement Agreement, the Company agreed to pay out the remaining balance of the note principal of $1,929, accrued interest of $154, default interest and penalty of $5,927, and also the Company recorded a loss on settlement of $106, totaling $8,118. As of July 31, 2019, the balance of this Note was $0.

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

As of July 31, 2019, principal balance of this note was $10,000.

Convertible Note #68

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $1,662,243 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model based on the stock price of $0.2985, exercise price of $0.4264, time to maturity of 1 year and expected volatility of 1557%. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414 by converting $209,414 into common stock at a conversion price $0.001, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the September 10, 2019 and September 10, 2020. And no discount was recorded for the settlement amount. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414.

As of July 31, 2019, principal balance of this note was $0. Settlement payable increased by $145,000 and non-current liability increased by $145,000 due to this Settlement Agreement. As of October 9, 2019, $145,000 settlement payable due on September 10, 2019 was in default.

Settlement Payable on Note#45

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

As of July 31, 2018, the principle balance of this note was $0, and the settlement payable on this note was $9,302. As of July 31, 2019, the Company has paid all settlement payable on Note #45 and there is no outstanding balance on this note.

Debt Discount

The table below presents the changes of the debt discount during the years ended July 31, 2019 and 2018:

	2019	2018

July 31,	$0	$12,034
Additions	3,300	66,227
Amortization	(3,300)	(78,261)
July 31,	$0	$0

Loans from Shareholders

During the year ended July 31, 2016 and, the Company received a loan of $1,000 from its officer to open a new bank account. As of July 31, 2019, the balance of the loan was $1,000. The loan form the officers are due on demand, unsecured with no interest.

Promissory Note Payable

On February 28, 2018, the company entered into an Asset Purchase Agreement with Luxor Capital, LLC. Pursuant to the agreement the company purchased certain Intellectual Property and Knowhow (the “GM2 Asset”). In exchange for the GM2 asset, the company issued 625,000,000 shares of common stock valued at $187,500 based on closing market price on the date of the agreement as well as an earn-out payment which states that the Company, on or before April 30, 2019, will issue an earn-out note calculated at 50% of the revenues generated by the GM2 Asset system during the 12-month period of March 1, 2018 to February 28, 2019.

During the period ended July 31, 2018, the Company recorded a contingent liability of $1,055,312. By the end of February 28, 2019, a $90,873 fair value loss on contingent liability was recognised due to the adjustment on the estimate of the potential future payments of the earn-out note.

Related to the earn-out note, as of February 28, 2019, the Company recorded a contingent liability of $1,146,185 for the liability due to Luxor. On April 1, 2019, Luxor proposed 10% discount on the payable amount, the Company agreed to issue a Promissory Note of $1,031,567 regarding to the Asset Purchase agreement, $114,618 additional paid in capital was recorded for gain on extinguishment – related party.

Pursuant to the Promissory Note, 20% of the total value shall be paid on signing the agreement, 40% of the total value shall be paid on October 1, 2019, and 40% of the total value including any accrued interest shall be paid on April 1, 2020. The late payment fee would be $500 per month.

The liabilities assumed were comprised of the following:

Contingent liability as of July 31, 2018	$1,055,312
Fair value loss on contingent liability	90,873
Gain on extinguishment – related party	(114,618)
Late payment fee	2,000
Promissory Note as of July 31, 2019	$1,033,567

NOTE 6 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 5 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and “marked to market” each reporting period through the income statement. The fair value of the conversion future of the notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

During the year July 31, 2019 and 2018, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $3,300 and $95,266 respectively. The Company remeasured the fair value of the instruments as of July 31, 2019 and 2018, and recorded an unrealized loss of $5,081 and $165,514 respectively. The Company recorded a gain on settlement of derivative liability of $5,310 and $160,440 as of July 31, 2019 and 2018, respectively. As of July 31, 2019 and 2018, the derivative liability associated with the note conversion features were $15,000 and $11,930, respectively.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	2019	2018
Fair value at July 31,	$11,930	$136,177
Initial recognition of derivative liability	3,300	95,266
Conversion of derivative liability	-	(224,587)
Market-to-Market adjustment to fair value	5,081	165,514
Gain on settlement agreement	(5,311)	(160,440)
Fair value at July 31,	$15,000	$11,930

NOTE 7 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly owned by Anthony Goodman, CEO of the Company. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 11,112 shares of common stock have been issued to Luxor Capital, LLC and its designed party.

On March 1 2016, the Company issued a convertible promissory note to Luxor. The Company promised to pay to Luxor the principal amount of $2,874,712 together with any accrued interest at a rate of 6%.

On September 10, 2018, the Company entered into Settlement Agreement and Mutual General Release Agreement (the “Settlement Agreement”) with Luxor to release all liabilities relating to the Convertible Note issued on March 1, 2016 (the “Note”), the Company agreed to pay out the remaining balance totaling $649,414 by converting $209,414 into common stock at a conversion price $0.001, and a payment of $150,000, and by entering into an interest free loan for the remaining balance of $290,000. As of July 31, 2019, the settlement payable of $145,000 and the non-current liability of $145,000 consisted of the interest free loan. Although Luxor did not charge interest on this loan, the imputed interest was still recorded during the year.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire certain Intellectual Property and Know-how ( the “GM2 Asset), the aggregate purchase price was 625,000,000 shares of common stock valued at $187,500 on the date of issuance and an Earnout Note Payable calculated at 50% of the revenues generated by GM2 during the 12-month period from March 1, 2018 to February 28, 2019. On April 1, 2019, $1,146,185 contingent liability related to the Earnout Note was recognized. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On April 1, 2019, the Company issued a Promissory Note in terms of the Asset Purchase Agreement with Luxor entered on February 28, 2018. Luxor has proposed a 10% discount to the amount of the Promissory Note. The note bears 6% interest rate.

As of July 31, 2019, the balance of the Promissory Note was $1,031,567; interest accrued was $ 20,518, and a late fee payable was $2,000. The total amount was $1,033,567,

Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. During the year ended July 31, 2018, the Company issued 102,780,659 shares of common stock to settle account payable of $60,000 to Mr. Goodman. As of July 31, 2019, the Company has a $ 125,471 payable to Mr. Goodman.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 9 Equity and Note 14 Subsequent Event.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Financial Executive Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. During the year ended July 31, 2018, the Company issued 102,780,659 shares of common stock to settle account payable of $60,000 to Ms. Feng. As of July 31, 2019, the Company has a $ 145,524 payable to Ms. Feng.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 16, 2019, the Company issued share options to Weiting Feng. More details of the options are covered in Note 9 Equity and Note 14 Subsequent Event.

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by Anthony Goodman CEO of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further co-operation.

On December 1, 2018, the Company entered into an Amendment to Back Office Agreement with Articulate Pty Ltd. The Company shall increase the contribution from $2,300 per month to $5,500 per month. During the year ended July 31, 2019 and 2018, general and administrative expense related to the back office service was $53,200 and $27,600, respectively. As of July 31, 2019, the Company has a $255,546 payable to Articulate Pty Ltd.

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use GM2 Asset technology, and would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Assent system. From July 1, 2018, the Company provided system for usage in additional currency, a lower usage fee scale was agreed in an Addendum for the additional market.

As of July 31, 2019, revenue from Articulate during this financial year is $2,389,442, the Company has a $988,558 receivable from Articulate.

Globaltech Software Services LLC

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Goodman the Chief Executive Officer has an interest. The Company agreed to provide certain proprietary technology in the form of a Credit Management system, Social Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the social gaming market.

On December 1, 2018, the Company entered into an Cancellation of Distribution Usage Rights Agreement with Globaltech. The parties have agreed to suspend minimum monthly charge from December 1, 2018 and work together to enter into a Co-operation agreement in coming months.

During the year ended July 31, 2019 and 2018, revenue from Globaltech was $40,000 and $120,000, respectively. As of July 31, 2019, the Company had a $20,839 accounts receivable from Globaltech.

NOTE 8 – EQUITY

Preferred Stock

The Company has authorized to issue 20,000,000 preferred shares with par value of $0.00001 per share.

On August 10, 2015, the Company's Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock. The holder of the shares of the Series B Voting Preferred Stock has the right to vote regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company's (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

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

As of July 31, 2019 and 2018, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company is authorized to issue 6,000,000,000 shares of its $0.00001 par value common stock.

On September 10, 2018, the Company issued 209,414,000 shares of common stock for the conversion of notes payable held by Luxor of $209,414. No gain or loss was recorded on the conversion due to the conversion being made within the terms of the original note agreement.

On October 1, 2018, the Company issued 3,000,000 shares of common stock to Joshua Ramsdell for services, in regarding to the Consulting Services Agreement entered on June 7, 2018. The shares have been recorded at their market value of $2,100. Total number of shares issued to Joshua Ramsdell per agreement was 6,000,000. 3,000,000 shares have been issued during last year and have been recorded at the market value of $3,000.

On April 1, 2019, the Company issued 10,000,000 shares of common stock to James Caplan for services, in regarding to the 2nd Amendment to Corporate Communications and Investor Relations Program entered on April 1, 2019 . The shares have been recorded at their market value of $28,000.

As of July 31, 2019, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

As of July 31, 2018, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,622,904,757 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock option was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. The compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07.

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.0004 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, two of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of July 31, 2019, 60,000,000 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.0002 on the granting date, exercise price $0.0004, time to maturity of 3.5 years, and stock volatility of 263%. As of July 31, 2019, 70,000,000 options were vested.

On May 8, 2018, the Company granted stock options to an external consultant, Siu Kei Ho. The consultant was granted to purchase 75,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years. The expiration date will be June 30, 2021. Since the consultant did not perform services as anticipated and specified in the consulting agreement, on May 8, 2019, the Company terminated the consulting agreement and all compensation specified in the agreement with Siu Kei Ho.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0008 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.0008 on the grant date, exercise price of $0.0008, time to maturity of 3.5 years, and stock volatility of 345%.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0011 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.0011 on the grant date, exercise price of $0.0011, time to maturity of 3.5 years, and stock volatility of 329%.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The expiration date will be April 9, 2020. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted to purchase 8,000,000 shares of common stock of the Company at exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The expiration date will be April 9, 2020. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%.

On June 11, 2019, the Company granted stock options to an external consultant, Zhe Yan. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0032 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options was $75,312 on the grant date based on the share price of $0.0032 on the grant date, exercise price of $0.0032, time to maturity of 3.5 years, and stock volatility of 244%.

On June 11, 2019, the Company granted stock options to an external consultant, Yukun Qiu. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0032 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options was $75,312 on the grant date based on the share price of $0.0032 on the grant date, exercise price of $0.0032, time to maturity of 3.5 years, and stock volatility of 244%.

The cost of sales related to the options were $21,998 in total for the financial year 2019.

(b) Directors:

The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.0004, time to maturity of 1 year, and stock volatility of 273%. As of July 31, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with vesting period of one and a half years, vesting 33% each half year for one and a half years. The fair value of the stock option was $265,821 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.00044, time to maturity of 1 year, and stock volatility of 273%. As of July 31, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020.

As of July 31, 2019, 1,020,000,000 stock options granted to directors were vested; $206,842 amortization expense was recorded related to the director’s options.

NOTE 9 – INCOME TAXES

The U.S. corporate income tax rate was reduced to 21% as a result of the Tax Cuts and Jobs Act(TCJA). A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	2019	2018
Operating loss (profit) for the years ended July 31	$(1,769,908)	$1,318,373
Average statutory tax rate	21%	34%
Deferred tax asset (liability) attributable to net operating loss carry-forwards	$(371,681)	$448,247

Significant components of the Company’s deferred tax assets and liabilities as at July 31, 2019 and 2018 after applying enacted corporate income tax rates, are as follows:

	2019	2018
Deferred tax asset (liability) attributable to net operating loss carry-forwards	$(371,681)	$448,247
Less: valuation allowance	$(1,999,943)	$(2,789,756)
Tax benefit	$1,628,262	$3,238,003
Valuation allowance	$(1,628,262)	$(3,238,003)
Net deferred income tax assets	$-	$-

The Company has net operating losses carried forward of approximately $7,753,630 for tax purpose which may be recognized in future periods, not to exceed 20 years.

NOTE 10 – CONCENTRATIONS

At the present time, we are dependent on a small number of direct customers for most of our business, revenue and results of operations. The Company’s major revenues for the year ended July 31, 2019 were from two customers, Articulate Pty Ltd and Red Label Technology Pty Ltd.

As of July 31, 2019, the aggregate amount of revenues from the two customers were $ $2,842,214 and accounted for approximately 99% of total revenues (83% and 16%, respectively);

As of July 31, 2019, the gross amount of accounts receivable from the two customers were $1,421,673 and accounted for approximately 99% of total accounts receivable (69% and 30%, respectively).

As of July 31, 2019, the total cash received from Articulate Pty Ltd was $1,682,673 and accounted for 93% of total cash received from customers.

The Company maintains strong relationship with these two customers and expect to engage with additional customers in the coming year.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 12 - CONTINGENT LIABILITY

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire certain Intellectual Property and Know-how ( the “GM2 Asset), the aggregate purchase price was 625,000,000 shares of common stock valued at $187,500 on the date of issuance and an Earnout Note Payable calculated at 50% of the revenues generated by GM2 during the 12-month period from March 1, 2018 to February 28, 2019.

On July 31, 2018, the potential obligations with this agreement was recorded at $1,055,312 as a contingent liability.

On April 1, 2019, $1,146,185 contingent liability related to this Earnout Note was recognized.

On April 1, 2019, the Company issued a Promissory Note in terms of the Asset Purchase Agreement with Luxor entered on February 28, 2018. Luxor has proposed a 10% discount to the amount of the Promissory Note. The note bears 6% interest rate.

As of July 31, 2019, the balance of the Promissory Note was $1,031,567, interest accrued was $ 20,518.29, and a late fee payable of $2,000.

NOTE 13 – SUBSEQUENT EVENTS

On August 1, 2019, the Company, Pursuant to Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013) and other applicable law, issued a Notice of Tender to Istvan Elek. The Company is tendering payment in full of the currently outstanding balance of the Note, in the amount of $12,424. Such tender of payment by the Company to Istvan Elek is in full discharge of the Company’s obligations under the Note #59.

On August 1, 2019, the Company, Pursuant to Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013) and other applicable law, issued a Notice of Tender to Greenshoe. The Company is tendering payment in full of the currently outstanding balance of the Note, in the amount of $30,000. Such tender of payment by the Company to Greenshoe is in full discharge of the Company’s obligations under the Note #2.

On September 16, 2019, the Company extended the exercise period for options granted to Brian Goodman (CEO) and Weiting Feng (CFO). Originally the expiration date was December 30, 2019; however, due to the delays in filing the S8 by the Company, the Board of Directors passed a board resolution extending the expiration date by six months to June 30th, 2020.

On September 16, 2019, the Company passed the board resolution to issue additional share options, in terms of the 2018 Equity Incentive Plan, to Brian Goodman (CEO) and Weiting Feng(CFO). Brian Goodman was granted to purchase 405,000,000 shares of the Common stock at exercise price of $0.00605 per share with vesting period of one and a half years, vesting 33% each half year. Weiting Feng was granted to purchase 105,000,000 shares of the Common stock at exercise price of $0.0055 per share with the same vesting schedule.

On August 5, 2019, the Company paid $120,000 to Luxor Capital, LLC., and on September 25, 2019, the Company paid $86,313 to Luxor Capital. As of October 9, 2019, the Company has paid 20% of the total promissory note owed to Luxor Capital , LLC., in an amount of $206,313. The 40% of the promissory note due on October 1, 2019 was in default.

On October 15, 2019, the Company filed an S-8 Registration statement under the securities Act of 1933, with respect to the 2018 Equity Incentive Plan adopted by the Board on January 3, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through to the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended July 31, 2019 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of July 31, 2019. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at July 31, 2019 :

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

As of July 31, 2019, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position
Anthony Brian Goodman	60	President, Chief Executive Officer, Secretary Treasurer, and Chairman of the Board of Directors.

Weiting Feng	36	Chief Financial Officer and Director

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

Weiting Feng: Ms. Feng was appointed as a Chief Financial Officer and Director on February 18, 2016. She holds a Master of Commerce Degree; she has worked in the financial arena for more than 10 years. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as preparing the Notes and the MD&A in conjunction with vast experience in dealing with compliance and regulations with particular respect to the SEC and FINRA.

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

Conflicts of Interest

Although Mr. Goodman and Ms. Feng work with other technology companies, and we do not have written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Messrs. Goodman and Miss Feng, we do adhere to requirements that any deemed conflict is discussed at Board of Director meetings and with the Companies Legal Council and any such discussions will be reflected in the Board of Directors minutes.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Anthony B. Goodman President, Chief Executive Officer, Secretary, Treasurer and Chairman	2019 2018	73,224 64,800	-	-	73,224 64,800

Weiting Feng, Chief Financial Officer and Director	2019 2018	73,224 64,800	-	-	73,224 64,800

Fees for consulting services.

Outstanding Equity Awards at Fiscal Year-End

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on the grant date.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with vesting period of one and a half years, vesting 33% each half year for one and a half years. The fair value of the stock option was $265,821 on Aug 1, 2018.

As of July 31, 2019, all of the stock options were vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of July 31, 2019 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
Greater Than 5% Stockholders:
DTMFS, LP (2)	162,500,000	5.71%
LUXOR CAPITAL LLC (3)	1,120,572,857	39.38%

Named Executive Officers and Directors:
Brian Goodman	102,780,659	3.61%
Weiting Feng	102,780,659	3.61%
All directors and executive officers as a group	205,561,318	7.22%

__________

(1)	The percentage of shares beneficially owned is computed on the basis of 2,845,318,757 shares of our common stock outstanding as of July 31, 2019. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of July 31, 2019 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	DTMFS, LP subscribed to purchase 162,500,000 of shares in Golden Matrix Group, INC at price of $0.0004 per share for a total consideration of $65,000 on June 7, 2018.

(3)	As of July 31, 2018, Luxor held 911,158,857 of the common shares. On September 10, 2018, the Company issued 209,414,000 shares of common stock for the conversion of notes payable held by Luxor of $209,414.

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

All related party transactions have been disclosed in Note 7.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated.

	2019	2018
Audit Fees	$39,377	$23,910
Audit Related Fees	-	-
Tax Fees	$1,500	-
All Other Fees	-	-
Total	$40,877	$23,910

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements. The total amount of auditing fees include the auditing fees for last year’s 10-K report.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements are included under “ Item 8. Financial Statements and Supplementary Data.”

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this report, and are incorporated herein by this reference.

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
October 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	President	October 23, 2019

/s/ Weiting Feng
Weiting Feng	Director	October 23, 2019

