Form 10-Q
period 2019-10-31
Golden Matrix Group, Inc.
filed 2019-12-05
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

(917) 7759689

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or a emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 28, 2019, there were 2,845,318,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	October 31, 2019	July 31, 2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,305,117	$1,731,095
Accounts receivable, net	482,834	264,558
Accounts receivable – related parties	587,466	1,009,397
Total current assets	3,375,417	3,005,050
Total assets	$3,375,417	$3,005,050

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$34,191	$41,104
Accounts payable - related parties	589,649	526,541
Advances from shareholders	1,000	1,000
Accrued interest	36,515	24,510
Settlement payable - related party	290,000	145,000
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	636,754	1,033,567
Derivative liabilities – note conversion feature	10,834	15,000
Total current liabilities	1,638,943	1,826,722

Settlement payable - related party – long-term	-	145,000
Total non-current liabilities	-	145,000
Total liabilities	$1,638,943	$1,971,722

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,845,318,757 and 2,845,318,757 shares issued and outstanding, respectively	28,453	28,453
Additional paid-in capital	27,600,551	27,443,293
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,891,847)	(26,437,735)
Total shareholders’ equity	1,736,474	1,033,328
Total liabilities and shareholders’ equity	$3,375,417	$3,005,050

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	October 31,
	2019	2018

Revenues	$362,276	$633
Revenues-related party	519,569	638,062
Cost of goods sold	(32,193)	(69,524)
Gross profit	849,652	569,171

Costs and expenses:
G&A expense	128,332	78,930
G&A expense- related party	33,000	39,300
Compensation expense – acquisition cost – related party	-	16,119
Professional fees	18,815	20,831
Amortization expenses	120,679	57,347
Total operating expenses	300,826	212,527
Income from operations	548,826	356,644

Other income (expense):
Interest expense	(16,390)	(7,792)
Interest earned	9,286	-
Gain (loss) on extinguishment of debt	-	(106)
Gain (loss) on derivative liability	4,166	(16,747)
Total other income (expense)	(2,938)	(24,645)
Net income (Loss)	$545,888	$331,999

Net earnings (loss) per common share – basic	$0.00	$0.00

Net earnings (loss) per common share diluted	$0.00	$0.00
Weighted average number of common shares outstanding – basic	2,845,318,757	2,739,971,213
Weighted average number of common shares outstanding –diluted	4,200,458,688	2,772,534,713

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity

(Unaudited)

Three Months Ended October 31, 2019 and 2018

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Income ( Loss)	Deficit	(Deficit)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for convertible notes conversion – related party	-	-	209,414,000	2.094	207,320	-	-	209,414
Issuance of shares for settlement of convertible note -related party	-	-	-	-	5,310	-	-	5,310
Issuance of shares for services	-	-	3,000,000	30	2,070	-	-	2,100
Fair value of options/warrants issued for services	-	-	-	-	126,871	-	-	126,871
Net income	-	-	-	-	-	-	331,999	331,999
Balance at October 31, 2018	1,000	-	2,835,318,757	$28,353	$27,182,365	$(683)	$(27,875,644)	$(665,609)

Balance at July 31, 2019	1,000	-	2,845,318,757	$28,453	$27,443,293	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	152,872	-	-	152,872
Imputed interest	-	-	-	-	4,386	-	-	4,386
Net income	-	-	-	-	-	-	545,888	545,888
Balance at October 31, 2019	1,000	-	2,845,318,757	$28,453	$27,600,551	$(683)	$(25,891,847)	$1,736,474

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Three months ended
	October 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$545,888	$331,999
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized loss (gain) on derivative liabilities-note conversion feature	(4,166)	16,747
Fair value of stock option issued for services	32,193	126,871
Fair value of shares issued for services	-	2,100
Amortization expense	120,679	3,300
Loss on extinguishment of debt	-	106
Fair value loss on contingent liability-related party	-	16,119
Imputed interest	4,386	-
Penalty on convertible notes payable	-	3,300
Penalty on promissory note – related party	1,500	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(218,276)	(633)
(Increase) decrease in accounts receivable – related party	421,931	(296,274)
(Increase) decrease in prepaid expense	-	1,000
(Decrease) increase in accounts payable and accrued liabilities	(6,913)	19,784
(Decrease) increase in accounts payable – related party	63,108	7,333
(Decrease) increase in accrued interest	12,005	4,494
Net cash provided by operating activities	972,335	234,246

Cash flows from financing activities:
Repayments on settlement payable	-	(102,420)
Repayments on promissory note	(398,313)	-
Net cash (used in) financing activities	(398,313)	(102,420)

Net increase in cash and cash equivalents	574,022	133,826
Cash and cash equivalents at beginning of year	1,731,095	446,581
Cash and cash equivalents at end of year	2,305,117	580,407

Supplemental disclosure of cash flow information:
Settlement of derivative liability	-	$5,310
Common stock issued for conversion of debt	-	$209,414
Debt discount from derivative liability	-	$3,300
Settlement payable	-	$448,012

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

The accompanying unaudited interim consolidated financial statements of Golden Matrix Group, Inc. (“GMGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended July 31, 2019 on Form 10-K filed on October 23, 2019.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended July 31, 2019 have been omitted.

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

Earnings Per Common Share

Basic net earnings per common share are computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings per common share for 2019 and 2018:

	For the three ended
	October 31,
	2019	2018

Basic earnings per common share
Numerator:
Net income available to common shareholders	$545,888	$331,999
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,739,971,213

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$545,888	$331,999
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,739,971,213
Preferred shares	1,000	1,000
Warrants/Options	1,346,962,264	-
Convertible debt	8,176,667	35,562,500
Adjusted weighted average common shares outstanding	4,200,458,688	2,772,534,713

Diluted earnings per common share	$0.00	$0.00

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

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. For the comparative periods, the share-based payment arrangements with employees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs during last fiscal year. Under the ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date. And the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company does not have any lease agreements or have any contracts that contain lease elements.

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

The Company has adopted the ASU 2018-07 and has adjusted the share-based compensation costs during last fiscal year. The management believes the new standard can best represent the company’s operating results.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant net losses from operations in prior periods and had an accumulated deficit of $ 25,891,847 as of October 31, 2019. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. During the quarter, the Company has generated a net profit of $545,888. The revenue growth during the quarter has produced solid profitability and excellent cash flow. The management plans to expand the customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors to keep the growth of revenues. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

NOTE 3 - NOTES PAYABLES

Convertible Notes Payable

Convertible notes payable at October 31, 2019 and July 31, 2019 consisted of the following:

	October 31,	July 31,
	2019	2019
Convertible Note #2	30,000	30,000
Convertible Note #59 - in default	10,000	10,000
Notes payable, principal	$40,000	$40,000
Total notes payable, net of discount	$30,000	$30,000
Total notes payable, net of discount - in default	$10,000	$10,000

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

On August 1, 2019, the Company, Pursuant to Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013) and other applicable law, issued a Notice of Tender to Greenshoe by a registered letter. The Company is tendering payment in full of the currently outstanding balance of the Note, in the amount of $30,000. Such tender of payment by the Company to Greenshoe is in full discharge of the Company’s obligations under the Note #2. The registered letter has been returned to us as the registered address they provided is not available. The Company is now seeking legal opinions to address the liability.

As of October 31, 2019, the principle balance of this note was $30,000.

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

On August 1, 2019, the Company, Pursuant to Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013) and other applicable law, issued a Notice of Tender to Istvan Elek by a registered letter. The Company is tendering payment in full of the currently outstanding balance of the Note, in the amount of $12,424. Such tender of payment by the Company to Istvan Elek is in full discharge of the Company’s obligations under the Note #59. The registered letter has been received by the counter party but the Company has not received any responses from Istvan Elek. The Company is now seeking legal opinions to address the liability.

As of October 31, 2019, the principle balance of this note was $10,000, and the interest accrued was $2,626.

Loans from Shareholders

During the year ended July 31, 2016 and, the Company received a loan of $1,000 from its officer to open a new bank account. As of October 31, 2019, the balance of the loan was $1,000. The loan form the officers are due on demand, unsecured with no interest.

Settlement Payable – Related Party

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

As of October 31, 2019, principal balance of this note was $0. The principle amount of $290,000 was transferred to settlement payable due to this Settlement Agreement. The $145,000 settlement payable due on September 10, 2019 was in default.

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

Related to the earn-out note, as of February 28, 2019, the Company recorded a contingent liability of $1,146,185 for the liability due to Luxor. On April 1, 2019, Luxor proposed 10% discount on the payable amount, the Company agreed to issue a Promissory Note of $1,031,567 regarding to the Asset Purchase agreement, $114,618 additional paid in capital was recorded for gain on extinguishment – related party. The note bears 6% interest rate.

Pursuant to the Promissory Note, 20% of the total value shall be paid on signing the agreement, 40% of the total value shall be paid on October 1, 2019, and 40% of the total value including any accrued interest shall be paid on April 1, 2020. The late payment fee would be $500 per month.

For the three months period ended October 31, 2019, the Company paid $398,313 to Luxor, LLC. As of October 31, 2019, the balance of the principle of Promissory Note was $633,254; interest accrued was $33,766, and a late fee payable was $3,500. The total amount was $670,520.

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

For the three months ended October 31, 2019, there were no derivative liabilities recorded. For the comparable period, the Company recorded derivative liabilities of $33,000 for embedded conversion features of convertible notes payable.

For the three months ended October 31, 2019 and 2018, the Company recorded an unrealised gain of $4,166 and a loss of $16,747 due to remeasurement of derivative securities.

For the three month ended October 31, 2019, there were no gains or losses on settlement of derivative liabilities. For the comparable period, the Company recorded a gain on settlement of derivative liability of $5,310.

At October 31, 2019 and 2018, the derivative liability associated with the note conversion features was $10,834 and $26,667, respectively.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	October 31,	October 31,
	2019	2018
Balance, beginning of period	$15,000	$11,930
Initial recognition of derivative liability	-	3,300
Conversion of derivative liability to Common Stock	-	-
Mark-to-Market adjustment to fair value	(4,166)	16,747
(Gain) on settlement agreement	-	(5,310)
Balance, end of period	$10,834	$26,667

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

On September 10, 2018, the Company entered into Settlement Agreement and Mutual General Release Agreement (the “Settlement Agreement”) with Luxor to release all liabilities relating to the Convertible Note issued on March 1, 2016 (the “Note”), the Company agreed to pay out the remaining balance totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, and a payment of $150,000, and by entering into an interest free loan for the remaining balance of $290,000. As of October 31, 2019, the interest free loan consisted of the settlement payable of $290,000. Although Luxor did not charge interest on this loan, the imputed interest was still recorded.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire certain Intellectual Property and Know-how ( the “GM2Asset), the aggregate purchase price was 625,000,000 shares of common stock valued at $187,500 on the date of issuance and an Earnout Note Payable calculated at 50% of the revenues generated by GM2 during the 12-month period from March 1, 2018 to February 28, 2019. On April 1, 2019, $1,146,185 contingent liability related to the Earnout Note was recognized. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On April 1, 2019, the Company issued a Promissory Note in terms of the Asset Purchase Agreement with Luxor entered on February 28, 2018. Luxor has proposed a 10% discount to the amount of the Promissory Note. The note bears 6% interest rate.

As of October 31, 2019, the balance of the principle of Promissory Note was $633,254; interest accrued was $ 33,766, and a late fee payable was $3,500. The total amount was $670,520.

Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Mr. Goodman. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000,000 to Mr. Goodman. As of October 31, 2019, the Company has a $142,042 payable to Mr. Goodman.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 7 Equity.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Ms, Feng. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000,000 to Ms. Feng. As of October 31, 2019, the Company has a $166,017 payable to Ms. Feng.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 16, 2019, the Company issued share options to Weiting Feng. More details of the options are covered in Note 7 Equity.

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by Anthony Goodman, CEO of the Company, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further co-operation.

On December 1, 2018, the Company entered into an Amendment to Back Office Agreement with Articulate Pty Ltd. The Company shall increase the contribution from $2,300 per month to $5,500 per month.

On August 1, 2019, the Company entered into a Second Amendment to Back Office Agreement with Articulate Pty Ltd. The Parties have conducted discussions with regard to GMGI’s contribution. Based on the increased utilisation of office space, increased use of utilities, and accounting resources, the Parties have agreed to increase the contribution from $5,500 per month to $11,000 per month.

For the three months ended October 31, 2019 and 2018, general and administrative expense related to the back office service was $33,000 and $ $39,300, respectively. As of October 31, 2019, the Company has a $ 281,591 payable to Articulate Pty Ltd.

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

During the three months ended October 31, 2019, revenue form Articulate was $519,569. As of October 31, 2019, the Company had a $576,627 accounts receivable from Articulate.

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

During the three months ended October 31, 2019 and 2018, revenue from Globaltech was $0 and $30,000, respectively. As of October 31, 2019, the Company had a $10,839 accounts receivable from Globaltech.

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

As of October 31, 2019, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 6,000,000,000 shares of its $0.00001 par value common stock.

During the three months ended October 31, 2019, there was no issuance of shares.

As of October 31, 2019, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

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

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.0004 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, two of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of October 31, 2019, 60,000,000 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.0002 on the granting date, exercise price $0.0004, time to maturity of 3.5 years, and stock volatility of 263%. As of October 31, 2019, 70,000,000 options were vested.

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

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0008 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.0008 on the grant date, exercise price of $0.0008, time to maturity of 3.5 years, and stock volatility of 345%. As of October 31, 2019, 10,000,000 options were vested.

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

The cost of sales related to the options were $32,193 in total for the three months ended October 31, 2019.

(b) Directors:

The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.0004, time to maturity of 1 year, and stock volatility of 273%. As of October 31, 2019, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with vesting period of one and a half years, vesting 33% each half year for one and a half years. The fair value of the stock option was $265,821 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.00044, time to maturity of 1 year, and stock volatility of 273%. As of October 31, 2019, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020.

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 105,000,000 shares of common stock of the Company at exercise price of $0.0055 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $332,446 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.0055, time to maturity of 2 years, and stock volatility of 111%.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 405,000,000 shares of common stock of the Company at exercise price of $0.00605 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $1,236,381 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.00605, time to maturity of 2 years, and stock volatility of 111%.

As of October 31, 2019, 1,020,000,000 stock options granted to directors were vested; $120,679 amortization expense was recorded related to the director’s options for the three months ended October 31, 2019.

NOTE 8 – CONCENTRATION

At the present time, we are dependent on a small number of direct customers for most of our business, revenue and results of operations. The Company’s major revenues for the three months ended July 31, 2019 were from two customers, Articulate Pty Ltd and Red Label Technology Pty Ltd.

For the three months ended October 31, 2019, the aggregate amount of revenues from the two customers were $881,845. Articulate Pty Ltd accounted for 59% and Red Label Technology Pty Ltd accounted for 41%.

As of October 31, 2019, the net amount of accounts receivable from the two customers were $1,070,300. Articulate Pty Ltd accounted for 44% and Red Label Technology Pty Ltd accounted for 55%.

For the three months period ended October 31, 2019, the total cash received from Articulate Pty Ltd was $931,500 and accounted for 86% of total cash received from customers.

The Company maintains strong relationship with these two customers and expect to engage with additional customers in the coming period.

NOTE 9 – SUBSEQUENT EVENTS

None.

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

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC (“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock, and an Earnout Note calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

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

On April 1, 2019, the Company issued a Promissory Note of 1,031,567 to Luxor Capital, LLC (“ Luxor”) in terms of the Asset Purchase Agreement entered into on March 1, 2018. The note to be repaid in three instalments of 20% on signing, 40 % in six months from signing and a further 40% in 12 months from signing with a nominal interest rate of 6% per annum.

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

Results of Operations

Three months ended October 31, 2019 compared to the three months ended October 31, 2018.

Revenues

The Company generated $ $519,569 revenues from related parties during the three months ended October 31, 2019 as compared to $ $638,062 for the three months ended October 31, 2018. The Company generated $362,276 revenues from third party for the three months ended October 31, 2019 compared to $633 for the three months ended October 31, 2018.

Cost of goods sold

During the three months ended October 31, 2019 and 2018, cost of goods sold were $32,193 and $69,524, respectively. the Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the three months ended October 31, 2019 and 2018, general and administrative expenses were $161,332 and $118,230 respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the three months ended October 31, 2019 and 2018, loss on contingent liability - related party expense was $0 and $16,119. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”) and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. The Company does have such expenses during this financial year.

Professional fees

During the three months ended October 31, 2019 and 2018, professional fees were $18,851 and $20,831, respectively. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Amortization Expense

During the three months ended October 31, 2019 and 2018, amortization expenses were $120,679 and $57,347, respectively. The increasing of amortization expense was due to the stock options and warrants granted in the 2018 Equity Incentive Plan.

Interest Expense

During the three months ended October 31, 2019 and 2018, interest expense was $16,390 and $7,792 respectively. The increase of interest expense was mainly due to the interest on the Promissory Note to Luxor.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

The Company had an unrealised gain on derivative liabilities of $4,166 for the three months ended October 31, 2019, and had a loss on derivative liabilities of $16,747 for the three months ended October 31, 2018. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain (Loss) on extinguishment of debt

During the three months ended October 31, 2019, the Company had no gain or loss on extinguishment of debt. For the three months ended October 31, 2018, the Company had a loss on extinguishment of debt of $106. The loss was primarily resulted from the Settlement Agreement and Mutual General Release signed on August 28, 2018 with LG Capital LLC.

Interest income

During the three months ended October 31, 2019 and 2018, interest income was $9,286 and $0, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February, 2019.

Net Income (Loss)

We had a net income of $545,888 and $331,999 for the three months ended October 31, 2019 and 2018, respectively. The increase of net income in 2019 was primarily due to an increase in revenue.

Liquidity and Capital Resources

The Company had $2,305,117 in cash at October 31, 2019.

During the three months ended October 31, 2019 and 2018, cash provided by operating activities was $972,335 and $234,246, respectively. The change in the amounts of cash provided for operating activities was primarily due to the payment received from customers.

During the three months ended October 31, 2019 and 2018, cash used in financing activities was $398,313 and $102,420. The increase of cash used in financing activities was mainly due to the repayment of Promissory Note to Luxor.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2019, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on October 23, 2019 for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

GOLDEN MATRIX GROUP, INC

Dated: December 3, 2019	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 3, 2019	/s/ Anthony Goodman
By: Anthony Goodman- Its: Chief Executive Officer

Dated: December 3, 2019	/s/ Weiting Feng
By: Weiting Feng - Its: Chief Financial Officer

