Form 10-Q
period 2020-01-31
Golden Matrix Group, Inc.
filed 2020-03-03
CIK 1437925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
January 31, 2020

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

As of March 3, 2020, there were 2,845,318,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets
(Unaudited)

	As of January 31, 2020	As of July 31, 2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,856,505	$1,731,095
Accounts receivable, net	791,340	264,558
Accounts receivable – related parties	1,069,713	1,009,397
Total current assets	3,717,558	3,005,050
Total assets	$3,717,558	$3,005,050

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$25,621	$41,104
Accounts payable - related parties	660,682	526,541
Advances from shareholders	1,000	1,000
Accrued interest	41,964	24,510
Settlement payable - related party	290,000	145,000
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	174,254	1,033,567
Derivative liabilities – note conversion feature	15,000	15,000
Total current liabilities	1,248,521	1,826,722

Settlement payable - related party – long-term	-	145,000
Total non-current liabilities	-	145,000
Total liabilities	$1,248,521	$1,971,722

Shareholders’ equity (deficit):
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,845,318,757 and 2,845,318,757 shares issued and outstanding, respectively	28,453	28,453
Additional paid-in capital	27,894,312	27,443,293
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,453,045)	(26,437,735)
Total shareholders’ deficit	2,469,037	1,033,328
Total liabilities and shareholders’ deficit	$3,717,558	$3,005,050

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2020	2019	2020	2019

Revenues	$308,507	$2,119	$670,783	$2,752
Revenues-related party	568,247	711,423	1,087,816	1,349,485
Cost of goods sold	(25,031)	(68,978)	(57,224)	(138,502)
Gross profit	851,723	644,564	1,701,375	1,213,735

Costs and expenses:
G&A expense	102,817	54,446	231,149	133,376
G&A expense- related party	33,000	48,940	66,000	88,240
Loss on contingent liability – related party	-	67,963	-	84,082
Professional fees	8,129	9,237	26,944	30,068
Amortization expenses	264,345	56,833	385,024	114,180
Total operating expenses	408,291	237,419	709,117	449,946
Gain from operations	443,432	407,145	992,258	763,789

Other income (expense):
Interest expense	(9,837)	(202)	(26,227)	(7,994)
Interest earned	9,373	-	18,659	-
Gain (loss) on extinguishment of debt	-	-	-	(106)
Gain (loss) on derivative liability	(4,166)	14,848	-	(1,899)
Total other income (expense)	(4,630)	14,646	(7,568)	(9,999)
Net income	$438,802	$421,791	$984,690	$753,790

Net earnings per common share – basic	$0.00	$0.00	$0.00	$0.00
Net earnings per common share diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding – basic	2,845,318,757	2,835,318,757	2,845,318,757	2,787,644,985
Weighted average number of common shares outstanding –diluted	4,179,262,381	2,848,173,923	4,179,262,381	2,800,500,152

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statement of Shareholders’ Equity
(Unaudited)

Six Months Ended January 31, 2019 and 2020

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for convertible notes conversion – related party	-	-	209,414,000	2,094	207,320	-	-	209,414
Issuance of shares for settlement of convertible note -related party	-	-	-	-	5,310	-	-	5,310
Issuance of shares for services	-	-	3,000,000	30	2,070	-	-	2,100
Fair value of options/warrants issued for services	-	-	-	-	252,682	-	-	252,682
Net income	-	-	-	-	-	-	753,790	753,790
Balance at January 31, 2019	1,000	-	2,835,318,757	$28,353	$27,308,176	$(683)	$(27,453,853)	$(118,007)

Balance at July 31, 2019	1,000	-	2,845,318,757	$28,453	$27,443,293	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	442,248	-	-	442,248
Imputed interest	-	-	-	-	8,771	-	-	8,771
Net income	-	-	-	-	-	-	984,690	984,690
Balance at January 31, 2020	1,000	-	2,845,318,757	$28,453	$27,894,312	$(683)	$(25,453,045)	$2,469,037

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Six months ended January 31,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$984,690	$753,790
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized loss (gain) on derivative liabilities-note conversion feature	-	1,899
Fair value of stock option issued for services	57,224	252,682
Fair value of shares issued for services	-	2,100
Amortization expense	385,024	3,300
Loss on extinguishment of debt	-	106
Fair value loss on contingent liability-related party	-	84,082
Imputed interest	8,771	-
Penalty on convertible notes payable	2,000	3,300
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(526,782)	(2,743)
(Increase) decrease in accounts receivable – related party	(60,316)	(334,900)
(Increase) decrease in prepaid expense	-	1,000
(Decrease) increase in accounts payable and accrued liabilities	(15,483)	35,160
(Decrease) increase in accounts payable – related party	134,141	34,866
(Decrease) increase in accrued interest	17,454	4,696
Net cash provided by operating activities	$986,723	$839,338

Cash flows from financing activities:
Repayments on settlement payable	-	(167,420)
Repayments on promissory note	(861,313)	-
Net cash (used in) financing activities	$(861,313)	$(167,420)

Net increase in cash and cash equivalents	125,410	671,918
Cash and cash equivalents at beginning of year	1,731,095	446,581
Cash and cash equivalents at end of the quarter	1,856,505	1,118,499

Supplemental disclosure of cash flow information:
Settlement of derivative liability	-	$5,310
Common stock issued for conversion of debt	-	$209,414
Debt discount from derivative liability	-	$3,300
Settlement payable	-	$448,012

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

Revenues

According to Topic 606,
Revenue Recognition
, our company recognize revenue with the following steps:

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

The following is a reconciliation of basic and diluted earnings per common share for 2020 and 2019:

	For the three months ended		For the six months ended
	January 31,		January 31,
	2020	2019	2020	2019

Basic earnings per common share
Numerator:
Net income available to common shareholders	$438,802	$421,791	$984,690	$753,790
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,835,318,757	2,845,318,757	2,787,644,985

Basic earnings per common share	$0.00	$0.00	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$438,802	$421,791	$984,690	$753,790
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,835,318,757	2,845,318,757	2,787,644,985
Preferred shares	1,000	1,000	1,000	1,000
Warrants/Options	1,325,765,957	-	1,325,765,957	-
Convertible debt	8,176,667	12,854,167	8,176,667	12,854,167
Adjusted weighted average common shares outstanding	4,179,262,381	2,848,173,923	4,179,262,381	2,800,500,152

Diluted earnings per common share	$0.00	$0.00	$0.00	$0.00

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

Recent Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard was to be applied using a modified retrospective approach. The Company does not have any lease agreements or have any contracts that contain lease elements.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant net losses from operations in prior periods and had an accumulated deficit of $ 25,453,045 as of January 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. During the six months, the Company has generated a net profit of $984,690. The management plans to expand the customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors to keep the growth of revenues. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

NOTE 3 - NOTES PAYABLES

Convertible Notes Payable

Convertible notes payable at January 31, 2020 and July 31, 2019 consisted of the following:

	January 31,	July 31,
	2020	2019
Convertible Note #2	30,000	30,000
Convertible Note #59 - in default	10,000	10,000
Notes payable, principal	$40,000	$40,000
Total notes payable, net of discount	$30,000	$30,000
Total notes payable, net of discount - in default	$10,000	$10,000

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

As of January 31, 2020, the principle balance of this note was $30,000.

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

As of January 31, 2020, the principle balance of this note was $10,000, and the interest accrued was $2,828.

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

As of January 31, 2020, principal balance of this note was $0. The principle amount of $290,000 was transferred to settlement payable due to this Settlement Agreement. The $145,000 settlement payable due on September 10, 2019 was in default. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

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

For the six months period ended January 31, 2020, the Company paid $861,313 to Luxor, LLC. As of January 31, 2020, the balance of the principle of Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable was $4,000. The total amount was $213,267.

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

For the six months ended January 31, 2020, there were no initial recognition of derivative liabilities. For the comparable period, the Company initially recorded derivative liabilities of $33,000 for embedded conversion features of convertible notes payable.

For the six months ended January 31, 2020, there were no unrealised gains or losses due to the remeasurement of derivative securities. For the six months ended January 31, 2019, the Company recorded an unrealised loss of $1,899 due to remeasurement of derivative securities.

For the six months ended January 31, 2020, there were no gains or losses on settlement of derivative liabilities. For the comparable period, the Company recorded a gain on settlement of derivative liability of $5,310.

At January 31, 2020 and 2019, the derivative liability associated with the note conversion features was $1,500 and $11,819, respectively.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	January 31,	January 31,
	2020	2019
Balance, beginning of period	$15,000	$11,930
Initial recognition of derivative liability	-	3,300
Conversion of derivative liability to Common Stock	-	-
Mark-to-Market adjustment to fair value	-	1,899
(Gain) on settlement agreement	-	(5,310)
Balance, end of period	$15,000	$11,819

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

As of January 31, 2020, the interest free loan consisted of the settlement payable of $290,000. Although Luxor did not charge interest on this loan, the imputed interest was still recorded.

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

As of January 31, 2020, the balance of the principle of Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable was $4,000. The total amount was $213,267.

Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Mr. Goodman. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000,000 to Mr. Goodman. As of January 31, 2020, the Company has a $160,889 payable to Mr. Goodman.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 7 Equity.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Ms, Feng. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000,000 to Ms. Feng. As of January 31, 2020, the Company has a $186,510 payable to Ms. Feng.

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

For the six months ended January 31, 2020 and 2019, general and administrative expense related to the back office service was $66,000 and $ $88,240, respectively. As of January 31, 2020, the Company has $313,282 payable to Articulate Pty Ltd.

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

During the six months ended January 31, 2020, revenue form Articulate was $1,087,816. As of January 31, 2020, the Company had $1,058,874 accounts receivable from Articulate.

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

During the six months ended January 31, 2020 and 2019, revenue from Globaltech was $0 and $60,000, respectively. As of January 31, 2020, the Company had a $10,839 accounts receivable from Globaltech.

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

As of January 31, 2020, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 6,000,000,000 shares of its $0.00001 par value common stock.

During the six months ended January 31, 2020, there was no issuance of shares.

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

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.0004 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, two of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of January 31, 2019, 100,000,000 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.0002 on the granting date, exercise price $0.0004, time to maturity of 3.5 years, and stock volatility of 263%. As of January 31, 2019, 140,000,000 options were vested.

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

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0008 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.0008 on the grant date, exercise price of $0.0008, time to maturity of 3.5 years, and stock volatility of 345%. As of January 31, 2020, 10,000,000 options were vested.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0011 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.0011 on the grant date, exercise price of $0.0011, time to maturity of 3.5 years, and stock volatility of 329%. As of January 31, 2020, 10,000,000 options were vested.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The expiration date will be April 9, 2020. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%. As of January 31, 2020, 15,000,000 options were vested.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted to purchase 8,000,000 shares of common stock of the Company at exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The expiration date will be April 9, 2020. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%. As of January 31, 2020, 8,000,000 options were vested.

On June 11, 2019, the Company granted stock options to an external consultant, Zhe Yan. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0032 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options was $75,312 on the grant date based on the share price of $0.0032 on the grant date, exercise price of $0.0032, time to maturity of 3.5 years, and stock volatility of 244%. As of January 31, 2020, none of the options were vested.

On June 11, 2019, the Company granted stock options to an external consultant, Yukun Qiu. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0032 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options was $75,312 on the grant date based on the share price of $0.0032 on the grant date, exercise price of $0.0032, time to maturity of 3.5 years, and stock volatility of 244%. As of January 31, 2020, none of the options were vested.

The cost of sales related to the options were $57,224 in total for the six months ended January 31, 2020.

(b) Directors:

The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.0004, time to maturity of 1 year, and stock volatility of 273%. As of January 31, 2020, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a board resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with vesting period of one and a half years, vesting 33% each half year for one and a half years. The fair value of the stock option was $265,821 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.00044, time to maturity of 1 year, and stock volatility of 273%. As of January 31, 2020, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a board resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021.

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 105,000,000 shares of common stock of the Company at exercise price of $0.0055 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $332,446 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.0055, time to maturity of 2 years, and stock volatility of 111%. As of January 31, 2020, none of the options were vested.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 405,000,000 shares of common stock of the Company at exercise price of $0.00605 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $1,236,381 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.00605, time to maturity of 2 years, and stock volatility of 111%. As of January 31, 2020, none of the options were vested.

As of January 31, 2020, 1,020,000,000 stock options granted to directors were vested; $385,024 amortization expense was recorded related to the director’s options for the six months ended January 31, 2020.

NOTE 8 – CONCENTRATION

At the present time, we are dependent on a small number of direct customers for most of our business, revenue and results of operations. The Company’s major revenues for the six months ended January 31, 2020 were from two customers, Articulate Pty Ltd and Red Label Technology Pty Ltd.

For the six months ended January 31, 2020, the aggregate amount of revenues from the two customers were $1,758,599. Articulate Pty Ltd accounted for 62% and Red Label Technology Pty Ltd accounted for 38%.

As of January 31, 2019, the net amount of accounts receivable from the two customers were $1,850,214. Articulate Pty Ltd accounted for 57% and Red Label Technology Pty Ltd accounted for 43%.

For the six months period ended January 31, 2020, the total cash received from Articulate Pty Ltd was $1,017,500 and accounted for 88% of total cash received from customers.

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

Results of Operations

Three months ended January 31, 2020 compared to the three months ended January 31, 2019.

Revenues

The Company generated $568,247 revenues from related parties during the three months ended January 31, 2020 as compared to $711,423 for the three months ended January 31, 2019. The Company generated $308,507 revenues from third party for the three months ended January 31, 2020 compared to $2,119 for the three months ended January 31, 2019.

Cost of goods sold

During the three months ended January 31, 2020 and 2019, costs of goods sold were $25,031 and $68,978, respectively. The Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the three months ended January 31, 2020 and 2019, general and administrative expenses were $135,817 and $103,386 respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the three months ended January 31, 2020 and 2019, loss on contingent liability - related party expense was $0 and $67,963. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”) and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. The Company does have such expenses during this financial year.

Professional fees

During the three months ended January 31, 2020 and 2019, professional fees were $8,129 and $9,237, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees.

Amortization Expense

During the three months ended January 31, 2020 and 2019, amortization expenses were $264,345 and $56,833, respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Interest Expense

During the three months ended January 31, 2020 and 2019, interest expense was $9,837 and $202 respectively. The increase of interest expense was mainly due to the interest on the Promissory Note to Luxor and the imputed interest on the Settlement Payable to Luxor.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

The Company had an unrealised loss on derivative liabilities of $4,166 for the three months ended January 31, 2020, and had an unrealised gain on derivative liabilities of $14,848 for the three months ended January 31, 2019. The change was primarily resulted from the fluctuation of the Company’s stock price.

Interest income

During the three months ended January 31, 2020 and 2019, interest income was $9,373 and $0, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February, 2019.

Net Income

The Company had a net income of $438,802 and $421,791 for the three months ended January 31, 2020 and 2019, respectively. The increase of net income was primarily due to an increase in revenue.

Six months ended January 31, 2020 compared to the six months ended January 31, 2019.

Revenues

The Company generated $1,087,816 revenues from related parties during the six months ended January 31, 2020 as compared to $1,349,485 for the six months ended January 31, 2019. The Company generated $670,783 revenues from third party for the six months ended January 31, 2020 compared to $2,752 for the six months ended January 31, 2019.

Cost of goods sold

During the six months ended January 31, 2020 and 2019, costs of goods sold were $57,224 and $138,502, respectively. The Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the six months ended January 31, 2020 and 2019, general and administrative expenses were $297,149 and $221,616 respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the six months ended January 31, 2020 and 2019, loss on contingent liability - related party expense was $0 and $84,082. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”) and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. The Company does have such expenses during this financial year.

Professional fees

During the six months ended January 31, 2020 and 2019, professional fees were $26,944 and $30,068, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees.

Amortization Expense

During the six months ended January 31, 2020 and 2019, amortization expenses were $385,024 and $114,180, respectively. The increasing of amortization expense was due to the stock options granted in the 2018 Equity Incentive Plan.

Interest Expense

During the six months ended January 31, 2020 and 2019, interest expense was $26,227 and $7,994 respectively. The increase of interest expense was mainly due to the interest on the Promissory Note to Luxor and the imputed interest on the Settlement Payable to Luxor.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

The Company had no unrealised gains or losses on derivative liabilities for the six months ended January 31, 2020, and had an unrealised loss on derivative liabilities of $1,899 for the six months ended January 31, 2019. The change was primarily resulted from the fluctuation of the Company’s stock price.

Gain (Loss) on extinguishment of debt

During the six months ended January 31, 2020, the Company had no gain or loss on extinguishment of debt. For the six months ended January 31, 2019, the Company had a loss on extinguishment of debt of $106. The loss was primarily resulted from the Settlement Agreement and Mutual General Release signed on August 28, 2018 with LG Capital LLC.

Interest income

During the six months ended January 31, 2020 and 2019, interest income was $18,659 and $0, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February, 2019.

Net Income

The Company had a net income of $984,690 and $753,790 for the six months ended January 31, 2020 and 2019, respectively. The increase of net income was primarily due to an increase in revenue.

Liquidity and Capital Resources

The Company had $1,856,505 in cash at January 31, 2020.

During the six months ended January 31, 2020 and 2019, cash provided by operating activities was $986,723 and $839,338, respectively. The change in the amounts of cash provided for operating activities was primarily due to the payment received from customers.

During the six months ended January 31, 2020 and 2019, cash used in financing activities was $861,313 and $167,420. The increase of cash used in financing activities was mainly due to the repayment of Promissory Note to Luxor.

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
 ______
* Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MATRIX GROUP , INC

Dated: March 3, 2020	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 3, 2020	By:	/s/ Anthony Goodman
Anthony Goodman - Its: Chief Executive Officer

Dated: March 3, 2020	By:	/s/ Weiting Feng
Weiting Feng - Its: Chief Financial Officer

