Form 10-KT
period 2020-01-31
Golden Matrix Group, Inc.
filed 2020-06-08
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2019 to January 31, 2020

Commission File # 000-54840

Golden Matrix Group, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

46-1814729

(IRS Employer Identification Number)

3651 Lindell Road, Suite D131, Las Vegas, NV 89103

(Address of principal offices)

(702) 318-7548
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

On July 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $8,140,113, based upon the closing price on that date of the Common Stock of the registrant on the OTCPINK of $0.006. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of May 28, 2020, the registrant had 2,855,318,757 shares of its Common Stock, $0.00001 par value, outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements. Such discussion represents only the best present assessment from our Management.

PART I

Item 1 Business

DESCRIPTION OF BUSINESS

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company business at the time was mining and exploration of mineral properties. In October 2009, the Company changed its name to Source Gold Corp, remaining in the business of acquiring exploration and development stage mineral properties. In April 2016, the Company changed its name to Golden Matrix Group, Inc., changing the direction of the Company business to focus on software technology.

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

As of January 31, 2020, there were no changes to the previously discussed agents and no relationship changes with the customers.

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

The table below sets out the range of high and low closing price for our common stock for each full quarterly period within the last two years as regularly quoted in the automated quotation system of the OTC Markets.

12 Month Period Ended January 31, 2020	High	Low

First Quarter ended April 30, 2019	$0.0037	$0.0011
Second Quarter ended July 31, 2019	0.0063	0.0024
Third Quarter ended October 30, 2019	0.0066	0.0047
Fourth Quarter ended January 31, 2020	0.00567	0.0038

12 Month Period Ended January 31, 2019	High	Low

First Quarter ended April 30, 2018	$0.0012	$0.0002
Second Quarter ended July 31, 2018	0.0025	0.0003
Third Quarter ended October 30, 2018	0.0011	0.0006
Fourth Quarter ended January 31, 2019	0.0013	0.0008

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of January 31, 2020, there were approximately 71 holders of our common stock.

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

As of January 31, 2020, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

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

Results of operations for the six months ended January 31, 2020 as compared to the six months ended January 31, 2019

Revenues

During the six months ended January 31, 2020 and 2019, revenues from related party were $1,087,816 and $1,349,485, and revenues from third party were $670,783 and $2,752. The increase of total revenue can be attributed to the increasing registered end-users from our third party customers.

Cost of goods sold

During the six months ended January 31, 2020 and 2019, costs of goods sold were $57,224 and $138,502, respectively. During Financial year 2018, the Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods sold was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the six months ended January 31, 2020 and 2019, general and administrative expenses in total were $297,149 and $221,616, respectively. The general and administrative expenses from related parties were $66,000 and $88,240, respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the six months ended January 31, 2020 and 2019, the acquisition cost was $0 and $84,082, respectively. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. As of July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost for the six months ended January 31, 2019 was an adjustment to the estimated number.

Professional fees

During the six months ended January 31, 2020 and 2019, professional fees were $26,944 and $30,068, respectively. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Amortization Expense

During the six months ended January 31, 2020 and 2019, amortization expenses were $392,101 and $114,180, respectively. The increased amortization expense was due to stock options granted to Anthony Brian Goodman and Weiting Feng on September 16, 2019 in terms of the 2018 Equity Incentive Plan.

Bad Debt Expense

During the six months ended January 31, 2020 and 2019, bad debt expenses were $10,839 and $0, respectively. As of January 31, 2020, the Company had an accounts receivable of $10,839 from a related party, Globaltech Software Services LLC. The amount was due over one year, so the Company decided to record a bad debt expense for the total amount of $10,839.

Interest Expense

During the six months ended January 31, 2020 and 2019, interest expenses were $26,227 and $7,994 respectively. The principal reason for the increase in the interest expense was that the Company issued a Promissory Note of $1,031,567 to Luxor on April 1, 2019. And the interest rate for the Promissory Note was 6%.

Gain (loss) on derivative liability - note conversion feature

During the six months ended January 31, 2020 and 2019, loss on derivative liability was $0 and $1,899, respectively. The decrease in the expense was mainly due to the settlement of the convertible notes and fair value change of derivative liabilities.

Gain (loss) on extinguishment of debt

During the six months ended January 31, 2020 and 2019, loss on extinguishment of debt was $0 and $106. The loss was due to the settlement of convertible notes (Convertible Note #46) with LG Capital Funding, LLC.

Interest income

During the six months ended January 31, 2020 and 2019, interest income was $18,659 and $0, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Net Income

During the six months ended January 31, 2020 and 2019, net income was $966,774 and $753,790. The increase in net income was due to the increase in revenues and the decrease in acquisition costs and costs of goods sold.

Results of operations for the year ended July 31, 2019 as compared to the year ended July 31, 2018

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

General and administrative Expenses

During the years ended July 31, 2019 and 2018, general and administrative expenses in total were $520,987 and $395,140, respectively. The general and administrative expenses from related parties were $199,648 and $209,100, respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the years ended July 31, 2019 and 2018, the acquisition cost was $90,873 and $1,242,812, respectively. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. As of July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost for the year ended July 31, 2019 was an adjustment to the estimated number.

Professional fees

During the years ended July 31, 2019 and 2018, professional fees were $60,631 and $67,687, respectively. The auditing fee increased by $16,967, but $15,877 of which was paid for the year ended July 31, 2018. And there was a decrease in the legal fee by $14,572. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

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

Interest income

During the years ended July 31, 2019 and 2018, interest income was $8,120 and $0, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Net Income (loss)

The Company had net income of $1,769,908 for the financial year ended July 31, 2019 and had sustained a loss of $1,318,373 for the year ended July 31, 2018. The increase in net income was due to the increase in revenues and the decrease in acquisition costs, the decrease in interest expenses and the lower derivative expenses as stated above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of January 31, 2020, the Company had a cash balance of $1,856,505, compared to $1,731,095 as of July 31, 2019. The Company had a net working capital (difference between current assets and current liabilities) of $2,473,198 as of January 31, 2020, compared to a net working capital of $1,178,328 as of July 31, 2019.

Cash provided by operating activities was $986,723, $1,451,934 and $302,716 for the six months ended January 31, 2020, and the years ended July 31, 2019 and 2018. The increase in cash provided in operations was primarily attributable to the revenues generated and collected from our customers.

Cash used in financing activities was $861,313 and $167,420 for the six months ended January 31, 2020 and year ended July 31, 2019, and cash provided by financing activities was $118,698 for the year ended July 31, 2018. The cash outflow from financing activities was mainly used to settle loans owed to Luxor and LG Capital Funding.

There were no investing activities for the six months ended January 31, 2020 and years ended July 31, 2019 and 2018.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of January 31, 2020 and July 31, 2019, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the six-months ended January 31, 2020 and the years ended July 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and July 31, 2019, and the results of its operations and its cash flows for the six-months ended January 31, 2020 and the years ended July 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continues as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC.

We have served as the Company’s auditor since 2017.

Houston, TX

June 8, 2020

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets

	January 31, 2020	July 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$1,856,505	$1,731,095
Accounts receivable, net	791,340	264,558
Accounts receivable – related parties, net	1,058,874	1,009,397
Total current assets	3,706,719	3,005,050
Total assets	$3,706,719	$3,005,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$25,621	$41,104
Accounts payable - related parties	660,682	526,541
Advances from shareholders	1,000	1,000
Accrued interest	41,964	24,510
Settlement payable - related party	290,000	145,000
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	174,254	1,033,567
Derivative liabilities – note conversion feature	-	15,000
Total current liabilities	1,233,521	1,826,722

Settlement payable - related party – long-term	-	145,000
Total non-current liabilities	-	145,000
Total liabilities	$1,233,521	$1,971,722

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,845,318,757 and 2,845,318,757 shares issued and outstanding, respectively	28,453	28,453
Additional paid-in capital	27,916,389	27,443,293
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,470,961)	(26,437,735)
Total shareholders’ equity	2,473,198	1,033,328
Total liabilities and shareholders’ equity	$3,706,719	$3,005,050

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations

	Six Months Ended	Years Ended
	January 31, 2020	July 31, 2019	July 31, 2018

Revenues	$670,783	$452,771	$-
Revenues-related party	1,087,816	2,429,442	915,804
Cost of goods sold	(57,224)	(21,998)	(72,003)
Gross profit	1,701,375	2,860,215	843,801

Costs and expenses:
G&A expense	231,149	321,339	186,040
G&A expense- related party	66,000	199,648	209,100
Compensation expense - Acquisition cost – related party	-	90,873	1,242,812
Professional fees	26,944	60,631	67,687
Amortization expenses	392,101	206,842	129,109
Bad debt expense	10,839	168,557	-
Total operating expenses	727,033	1,047,890	1,834,748
Gain (loss) from operations	974,342	1,812,325	(990,947)

Other income (expense):
Interest expense	(26,227)	(45,350)	(162,041)
Interest earned	18,659	8,120	-
Gain (loss) on extinguishment of debt	-	(106)	129
Gain (loss) on derivative liability	-	(5,081)	(165,514)
Total other income (expense)	(7,568)	(42,417)	(327,426)
Net income (loss)	$966,774	$1,769,908	$(1,318,373)

Net earnings (loss) per common share – basic	$0.00	$0.00	$(0.00)
Net earnings (loss) per common share diluted	$0.00	$0.00	$(0.00)
Weighted average number of common shares outstanding – basic	2,845,318,757	2,814,601,020	1,159,457,924
Weighted average number of common shares outstanding –diluted	4,179,262,381	4,138,911,172	1,159,457,924

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Income Loss)	Deficit	Deficit
Balance at July 31, 2017	1,000	$-	141,096,983	$1,411	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	1,046,246,456	10,462	526,543	(1,600)	-	-	535,405
Issuance of shares for convertible notes conversion – related party	-	-	250,000,000	2,500	297,500	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	300,000,000	3,000	117,000	-			120,000
Issuance of shares for services	-	-	680,000,000	6,800	229,900	-	-	-	236,700
Issuance of shares for settlement of accounts payable –related party	-	-	205,561,318	2,056	117,944	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	201,112
Net income	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for services	-	-	13,000,000	130	29,970	-	-	-	30,100
Issuance of shares for settlement of convertible note-related party	-	-	209,414,000	2,094	207,320	-	-	-	209,414
Issuance of shares for settlement of conversion note	-	-	-	-	5,311	-	-	-	5,311
Fair value of options/warrants issued for services	-	-	-	-	228,840	-	-	-	228,840
Imputed interest	-	-	-	-	16,440	-	-	-	16,440
Gain on extinguishment of debt-related party	-	-	-	-	114,618	-	-	-	114,618
Net income	-	-	-	-	-	-	-	1,769,908	1,769,908
Balance at July 31, 2019	1,000	$-	2,845,318,757	$28,453	$27,443,293	-	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	449,325	-	-	-	449,325
Settlement of derivative liability	-	-	-	-	15,000	-	-	-	15,000
Imputed interest	-	-	-	-	8,771	-	-	-	8,771
Net income	-	-	-	-	-	-	-	966,774	966,774
Balance at January 31, 2020	1,000	$-	2,845,318,757	$28,453	$27,916,389	-	$(683)	$(25,470,961)	$2,473,198

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow

	Six Months Ended	Years Ended July 31,
	January 31, 2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$966,774	$1,769,908	$(1,318,373)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized loss on derivative liabilities-note conversion feature	-	5,081	165,514
Fair value of stock option issued for services	57,224	21,998	49,200
Fair value of shares issued for services	-	30,100	201,112
Amortization expense	392,101	206,842	107,300
Loss (Gain) on extinguishment of debt	-	106	(129)
Imputed Interest	8,771	16,440	-
Compensation expense-Acquisition-related party	-	90,873	1,242,812
Penalty on convertible notes payable	2,000	8,600	11,800
Bad debt expense	10,839	168,557	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(526,782)	(423,110)	(10,005)
(Increase) decrease in accounts receivable – related party	(60,316)	(647,109)	(299,788)
(Increase) decrease in prepaid expense	-	1,000	(1,000)
(Decrease) increase in accounts payable and accrued liabilities	(15,483)	26,713	(11,698)
(Decrease) increase in accounts payable – related party	134,141	150,324	111,233
(Decrease) increase in accrued interest	17,454	25,611	54,738
Net cash provided by operating activities	$986,723	$1,451,934	$302,716

Cash flows from financing activities:
Proceeds from notes payable	-	-	38,000
Proceeds from subscription agreement	-	-	120,000
Repayments on settlement payable	-	(167,420)	(39,302)
Repayments on promissory note	(861,313)	-	-
	$(861,313)	$(167,420)	$118,698

Net increase in cash and cash equivalents	125,410	1,284,514	421,414
Cash and cash equivalents at beginning of year	1,731,095	446,581	25,167
Cash and cash equivalents at end of year	1,856,505	$1,731,095	$446,581

Supplemental disclosure of cash flow information:

Settlement of derivative liability	$15,000	$5,311	$160,440
Common stock issued for conversion of debt	-	$-	$674,961
Common stock issued for conversion of debt – related party	-	$209,414	$-
Debt discount from derivative liability	-	$3,300	$49,800
Settlement payable	-	$448,012	$47,919
Shares issued for settlement of accounts payable - related party	-	$-	$120,000
Extinguishment of contingent liability – related party	-	$1,031,567	$-
Gain on extinguishment of contingent liability – related party	-	$114,618	$-

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant net losses from operations in prior periods and had an accumulated deficit of $25,470,961 as of January 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. During the six months, the Company has generated a net profit of $966,774. The management plans to expand the customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors to keep the growth of revenues. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

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

Allowance for doubtful accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of January 31, 2020 and July 31, 2019, the allowance for doubtful accounts was $179,396 and $168,557, respectively. As of January 31, 2020, the Company had a gross accounts receivable from a related party, Globaltech Software Services LLC, in the amount of $10,839. This amount was due over one year and the Company has recorded an allowance for doubtful debt for the total account of $10,839. As of July 31 2019, the Company had a gross accounts receivable of $433,115 for Red Label Technology Pty Ltd. Whilst management is confident that Red Label Technology will settle the debt, the Company has recorded an allowance for doubtful debt in the amount of $168,557.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the six months ended January 31, 2020 and years ended 2019 and 2018:

	Six Months Ended January 31,	Years Ended July 31,
	2020	2019	2018

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$966,774	$1,769,908	$(1,318,373)
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,814,601,020	1,159,457,924

Basic earnings (loss) per common share	$0.00	$0.00	$(0.00)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$966,774	$1,769,908	$(1,318,373)
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,814,601,020	1,159,457,924
Preferred shares	1,000	1,000	-
Warrants/Options	1,325,765,957	1,316,132,485	-
Convertible Debt	8,176,667	8,176,667	-
Adjusted weighted average common shares outstanding	4,179,262,381	4,138,911,172	1,159,457,924

Diluted earnings (loss) per common share	$0.00	$0.00	$(0.00)

For the year ended July 31, 2018 the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenues Recognition

Effective August 1, 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenue from licensing agreements by applying the following steps:

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended January 31, 2020.

Subsequent Events

GMGI evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee¹s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is effectively now evaluating the impact of the new pronouncement on its financial statements.

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

NOTE 4- ACCOUNTS RECEIVABLE –RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from two related parties: Articulate Pty Ltd and Globaltech Software Services LLC. As of January 31, 2020, the Company has $1,058,874 gross receivable from Articulate and $10,839 gross receivable from Globaltech. The accounts receivable from Globaltech Software Services LLC was due over one year, so the Company recorded an allowance for the total amount of $10,839. In total, the Company has account receivable net of allowance from related parties of $1,058,874 and $1,009,397 as of January 31, 2020 and July 31, 2019, respectively.

NOTE 5 –NOTES PAYABLE

Convertible notes payable

Convertible notes payable at January 31, 2020 and July 31, 2019 consisted of the following:

	January 31,	July 31,
	2020	2019
Convertible Note #2	30,000	30,000
Convertible Note #59	10,000	10,000
Notes payable, principal	$40,000	$40,000
Total notes payable, net of discount	$30,000	$30,000
Total notes payable, net of discount - in default	$10,000	$10,000

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

The Company determined that this Promissory note should be accounted for in accordance with FASB ASC 470-20 which addresses “Accounting for Convertible Securities with Beneficial Conversion Features”. The beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price $0.01 and the fair value of the common stock into which the debt is convertible at the commitment date (per share being $0.08), multiplied by the number of shares into which the debt is convertible. The valuation of the beneficial conversion feature recorded cannot be greater than the face value of the note issued. As of January 31, 2020, debt discount balance $0 was recorded.

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

As of January 31, 2020, principal of this note was $30,000 with no interests accrued.

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

As of January 31, 2020, the principal balance of this note was $10,000, and the interest accrued was $2,828.

Loans from Shareholders

During the year ended July 31, 2016 and, the Company received a loan of $1,000 from its officer to open a new bank account. As of January 31, 2020, the balance of the loan was $1,000. The loan from the officer is due on demand, unsecured with no interest.

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

As of January 31, 2020, principal balance of this note was $0. The principal amount of $290,000 was transferred to settlement payable due to this Settlement Agreement. The $145,000 settlement payable due on September 10, 2019 was in default. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

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

During the period ended July 31, 2018, the Company recorded a contingent liability of $1,055,312. By the end of February 28, 2019, a $90,873 fair value loss on contingent liability was recognized due to the adjustment on the estimate of the potential future payments of the earn-out note.

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

For the six months period ended January 31, 2020, the Company paid $861,313 to Luxor, LLC. As of January 31, 2020, the balance of the principal of Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable was $4,000. The total amount was $213,267.

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

For the six months ended January 31, 2020, there were no initial recognition of derivative liabilities. During the year ended July 31, 2019, the Company recorded derivative liabilities for embedded conversion features related to convertible notes payable of $3,300.

For the six months ended January 31, 2020, there were no unrealized gains or losses due to the re-measurement of derivative securities. The Company re-measured the fair value of the instruments as of July 31, 2019, and recorded an unrealized loss of $5,081.

For the six months ended January 31, 2020, the Company settled the derivative liability related to Istvan Elek convertible note, and there were no gains or losses on settlement of derivative liabilities. The Company recorded a gain on settlement of derivative liability of $5,311 as of July 31, 2019.

As of January 31, 2020 and July 31, 2019, the derivative liabilities associated with the note conversion features were $0 and $15,000, respectively.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by ASC 820. The valuation assumptions are classified within Level 1 and Level 2 inputs. The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

	January 31, 2020	July 31, 2019
Balance, beginning of period	$15,000	$11,930
Initial recognition of derivative liability	-	3,300
Market-to-Market adjustment to fair value	-	5,081
Gain on settlement agreement	-	(5,311)
Settlement of derivative liability	(15,000)	-
Balance, end of period	$-	$15,000

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

As of January 31, 2020, the balance of the principal of Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable was $4,000. The total amount was $213,267.

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

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 8 Equity.

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

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 16, 2019, the Company issued share options to Weiting Feng. More details of the options are covered in Note 8 Equity

Articulate Pty Ltd

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

For the six months ended January 31, 2020, general and administrative expense related to the back office service was $66,000. As of January 31, 2020, the Company has $313,283 payable to Articulate Pty Ltd.

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

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech. The parties have agreed to suspend minimum monthly charge from December 1, 2018 and work together to enter into a Co-operation agreement in coming months.

During the six months ended January 31, 2020, revenue from Globaltech was $0. As of January 31, 2020, the Company recorded an allowance for the accounts receivable from Globaltech in total $10,839. And the net accounts receivable from Globaltech was $0.

NOTE 8 – EQUITY

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

During the year ended July 31, 2019, the following shares were issued:

(a) On September 10, 2018, the Company issued 209,414,000 shares of common stock for the conversion of notes payable held by Luxor of $209,414. No gain or loss was recorded on the conversion due to the conversion being made within the terms of the original note agreement.

(b) On October 1, 2018, the Company issued 3,000,000 shares of common stock to Joshua Ramsdell for services, in regarding to the Consulting Services Agreement entered on June 7, 2018. The shares have been recorded at their market value of $2,100. Total number of shares issued to Joshua Ramsdell per agreement was 6,000,000. 3,000,000 shares have been issued during last year and have been recorded at the market value of $3,000.

(c) On April 1, 2019, the Company issued 10,000,000 shares of common stock to James Caplan for services, in regarding to the 2nd Amendment to Corporate Communications and Investor Relations Program entered on April 1, 2019 . The shares have been recorded at their market value of $28,000.

As of January 31, 2020, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

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

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.0004 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, two of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of January 31, 2020, 100,000,000 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.0002 on the granting date, exercise price $0.0004, time to maturity of 3.5 years, and stock volatility of 263%. As of January 31, 2020, 140,000,000 options were vested.

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

The cost of sales related to the options were $57,224 in total for the six months ended January 31, 2020 and $21,998 in total for the year ended July 31, 2019.

(b) Directors:

The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.0004, time to maturity of 1 year, and stock volatility of 273%. As of January 31, 2020, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a board resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $1,337 amortization expense due to the exercise period being extended.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at exercise price of $0.00044 with vesting period of one and a half years, vesting 33% each half  year for one and a half years. The fair value of the stock option was $265,821 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.00044, time to maturity of 1 year, and stock volatility of 273%. As of January 31, 2020, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a board resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $5,740 amortization expense due to the exercise period being extended.

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

As of January 31, 2020, 1,020,000,000 stock options granted to directors were vested; $392,101 amortization expense was recorded related to the director’s options for the six months ended January 31, 2020 and $206,842 amortization expense was recorded for the year ended July 31, 2019.

NOTE 9 – INCOME TAXES

The U.S. corporate income tax rate was reduced to 21% as a result of the Tax Cuts and Jobs Act (TCJA). A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	January 31, 2020	July 31, 2019	July 31, 2018
Operating loss (profit) for the periods ended	$(966,774)	$(1,769,908)	$1,318,373
Average statutory tax rate	21%	21%	34%
Deferred tax asset (liability) attributable to net operating loss carry-forwards	$(203,023)	$(371,681)	$448,247

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2020, July 31, 2019 and 2018 after applying enacted corporate income tax rates, are as follows:

	January 31, 2020	July 31, 2019	July 31, 2018
Deferred tax asset (liability) attributable to net operating loss carry-forwards	$(203,023)	$(371,681)	$448,247
Less: valuation allowance	$(1,628,262)	$(1,999,943)	$(2,789,756)
Tax benefit	$1,425,240	$1,628,262	$3,238,003
Valuation allowance	$(1,425,240)	$(1,628,262)	$(3,238,003)
Net deferred income tax assets	$-	$-	$-

The Company has net operating losses carried forward of approximately $6,786,856 for tax purpose which may be recognized in future periods, not to exceed 20 years.

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

As of January 31, 2020, the net amount of accounts receivable from the two customers were $1,850,214. Articulate Pty Ltd accounted for 57% and Red Label Technology Pty Ltd accounted for 43%.

For the six months period ended January 31, 2020, the total cash received from Articulate Pty Ltd was $1,017,500 and accounted for 88% of total cash received from customers.

The Company maintains strong relationship with these two customers and expect to engage with additional customers in the coming period.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

None.

NOTE 12 – SUBSEQUENT EVENTS

On March 20, 2020, the Company entered into an Addendum to Corporate Communication and Investor Relations Program (the “ Addendum to Agreement”) with James Caplan, d/b/a Marker Maker. Pursuant to the Agreement, the Company shall issue 10 million shares of common stock in lieu of services rendered by James Caplan. The shares were valued at $37,000. On May 6, 2020, the shares were issued.

On May 12, 2020, the Board of Directors approved a change in the Company’s fiscal year from July 31 to January 31, effectively immediately. As a result of this change, the Company would file a Transition Report on Form 10-KT for the six months period ended January 31, 2020.

Note 13 – COMPARABLE YEAR INFORMATION (UNAUDITED)

The Company’s statement of operations was as follows for the six months ended January 31, 2019:

January 31, 2019

Revenues	$2,752
Revenues-related party	1,349,485
Cost of goods sold	(138,502)
Gross profit	1,213,735

Costs and expenses:
G&A expense	133,376
G&A expense- related party	88,240
Compensation expense - Acquisition cost – related party	84,082
Professional fees	30,068
Amortization expenses	114,180
Bad debt expense	-
Total operating expenses	449,946
Gain from operations	763,789

Other income (expense):
Interest expense	(7,994)
Interest earned	-
Gain (loss) on extinguishment of debt	(106)
Gain (loss) on derivative liability	(1,899)
Total other income (expense)	(9,999)
Net income	$753,790

Net earnings per common share – basic	$0.00
Net earnings per common share diluted	$0.00
Weighted average number of common shares outstanding – basic	2,787,644,985
Weighted average number of common shares outstanding –diluted	2,800,500,152

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of January 31, 2020. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at January 31, 2020 :

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

As of January 31, 2020, the Company did not establish a formal written policy for the approval, identification and authorization of related party transactions

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to persons who are serving as directors and officers of the Company as of January 31, 2020. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name of Director	Age	Position
Anthony Brian Goodman	61	President, Chief Executive Officer, Secretary Treasurer, and Chairman of the Board of Directors.
Weiting Feng	37	Chief Financial Officer and Director

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us:

Name and Principal Position	Period	Salary	Bonus	Stock Awards	Total
Anthony B. Goodman President, Chief Executive Officer, Secretary, Treasurer and Chairman	Six months ended January 31, 2020 Year ended July 31, 2019	$ 40,986 $ 73,224	- -	- -	$ 40,986 $ 73,224
Weiting Feng, Chief Financial Officer and Director	Six months ended January 31, 2020 Year ended July 31, 2019	$ 40,986 $ 73,224	- -	- -	$ 40,986 $ 73,224

Fees for consulting services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options held by the Company’s executive officers at January 31, 2020.

Name of Optionee	Shares Subject to Option	Grant Date	Option Exercise Price	Vesting Schedule	Option Expiration Date
Anthony B. Goodman	810,000,000	January 3, 2018	$0.00044	Fully vested	June 30, 2021
Anthony B. Goodman	405,000,000	September 19, 2019	$0.00605	Not vested	September 18, 2021
Weiting Feng	210,000,000	January 3, 2018	$0.0004	Fully vested	June 30, 2021
Weiting Feng	105.000,000	September 19, 2019	$0.0055	Not vested	September 18, 2021

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 28, 2020 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percent of Common Stock Beneficially Owned (1)
Greater Than 5% Stockholders:
DTMFS, LP (2)	162,500,000	5.69%
LUXOR CAPITAL LLC	1,120,571,857	39.25%

Named Executive Officers and Directors:
Anthony B. Goodman (3)	912,780,659	24.90%
Weiting Feng (4)	312,780,659	10.20%
Thomas E. McChesney	26,369,998	0.92%
All directors and executive officers as a group	1,251,931,316	32.31%

_________

(1)

The percentage of shares beneficially owned is computed on the basis of 2,855,318,757 shares of our common stock outstanding as of May 28, 2020. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options exercisable currently or within 60 days of May 28, 2020 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	DTMFS, LP subscribed to purchase 162,500,000 of shares in Golden Matrix Group, INC at price of $0.0004 per share for a total consideration of $65,000 on June 7, 2018.

(3)	Includes 810,000,000 shares which may be purchased by Mr. Goodman pursuant to stock options that are exercisable within 60 days of May 28, 2020.

(4)	Includes 210,000,000 shares which may be purchased by Ms. Feng pursuant to stock options that are exercisable within 60 days of May 28, 2020.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for the six months ended January 31, 2020 and two fiscal years ended July 31, 2019 and 2018 for the categories of services indicated.

	Six Months Ended	Years Ended July 31
	January 31, 2020	2019	2018
Audit Fees	$14,800	$39,377	$23,910
Audit Related Fees	-	-	-
Tax Fees	-	$1,500	-
All Other Fees	-	-	-
Total	$14,800	$40,877	$23,910

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements. For the six months ended January 31, 2020, the total amount of auditing fees include the auditing fees for last year’s 10-K report.

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

_______

* Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

Date: June 8, 2020	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Anthony Goodman
Anthony Goodman	President	June 8, 2020

/s/ Weiting Feng
Weiting Feng	Director	June 8, 2020

/s/ Thomas E. McChesney
Thomas E. McChesney	Director	June 8, 2020

