Form 10-Q
period 2020-04-30
Golden Matrix Group, Inc.
filed 2020-06-12
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 9, 2020, there were 2,855,318,757 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	April 30, 2020	January 31, 2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,940,392	$1,856,505
Accounts receivable, net	994,540	791,340
Accounts receivable – related parties, net	1,240,939	1,058,874
Total current assets	4,175,871	3,706,719
Total assets	$4,175,871	$3,706,719

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$31,306	$25,621
Accounts payable - related parties	735,830	660,682
Advances from shareholders	1,000	1,000
Accrued interest	42,451	41,964
Settlement payable - related party	290,000	290,000
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	-	174,254
Total current liabilities	1,140,587	1,233,521
Total liabilities	$1,140,587	$1,233,521

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,845,318,757 and 2,845,318,757 shares issued and outstanding, respectively	28,453	28,453
Additional paid-in capital	28,211,736	27,916,689
Stock payable	37,000	-
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,241,222)	(25,470,961)
Total shareholders’ equity	3,035,284	2,473,198
Total liabilities and shareholders’ equity	$4,175,871	$3,706,719

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations
(Unaudited)
	Three months ended
	April 30,
	2020	2019

Revenues	$203,199	$162,772
Revenues-related party	531,565	574,397
Cost of goods sold	(31,496)	(214,849)
Gross profit	703,268	522,320

Costs and expenses:
G&A expense	110,640	105,409
G&A expense- related party	78,086	53,922
Compensation expense – acquisition cost – related party	-	6,791
Professional fees	20,388	7,983
Amortization expenses	259,560	54,979
Total operating expenses	468,674	229,084
Income from operations	234,594	293,236

Other income (expense):
Interest expense	(6,151)	(17,168)
Interest earned	1,296	2,346
Gain on derivative liability	-	909
Total other income (expense)	(4,855)	(13,913)
Net income	$229,739	$279,323

Net earnings per common share – basic	$0.00	$0.00

Net earnings per common share diluted	$0.00	$0.00
Weighted average number of common shares outstanding – basic	2,845,318,757	2,838,577,184
Weighted average number of common shares outstanding –diluted	4,220,395,360	2,851,432,351

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity

Three Months Ended April 30, 2020 and 2019

(Unaudited)

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Payable	( Loss)	Deficit	(Deficit)
Balance at January 31, 2019	1,000	$-	2,835,318,757	$28,353	$27,308,176	$-	$(683)	$(27,453,853)	$(118,007)
Issuance of shares for services	-	-	10,000,000	100	27,900	-	-	-	28,000
Fair value of options/warrants issued for services	-	-	-	-	269,828	-	-	-	269,828
Gain on extinguishment of contingent liability – related party	-	-	-	-	114,618	-	-	-	114,618
Imputed interest	-	-	-	-	12,055	-	-	-	12,055
Net income	-	-	-	-	-	-	-	279,323	279,323
Balance at April 30, 2019	1,000	-	2,845,318,757	$28,453	$27,732,577	$-	$(683)	$(27,174,530)	$(585,817)

Balance at January 31, 2020	1,000	-	2,845,318,757	$28,453	$27,916,389	-	$(683)	$(25,470,961)	$2,473,198
Fair value of shares issued for services	-	-	-	-	-	37,000	-	-	37,000
Fair value of options/warrants issued for services	-	-	-	-	291,056	-	-	-	291,056
Imputed interest	-	-	-	-	4,291	-	-	-	4,291
Net income	-	-	-	-	-	-	-	229,739	229,739
Balance at April 30, 2020	1,000	-	2,845,318,757	$28,453	$28,211,736	$37,000	$(683)	$(25,241,222)	$3,035,284

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Three months ended
	April 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$229,739	$279,323
Adjustments to reconcile net income (loss) to cash used in operating activities:
Unrealized loss (gain) on derivative liabilities-note conversion feature	-	(909)
Fair value of stock option issued for services	31,496	214,849
Fair value of shares issued for services	37,000	28,000
Amortization expense	259,560	54,979
Fair value loss on contingent liability-related party	-	6,791
Imputed interest	4,291	12,055
Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(203,200)	(154,620)
(Increase) decrease in accounts receivable – related party	(182,065)	(209,192)
(Decrease) increase in accounts payable and accrued liabilities	5,685	19,119
(Decrease) increase in accounts payable – related party	75,148	51,487
(Decrease) increase in accrued interest	487	5,113
Net cash provided by operating activities	258,141	306,995

Cash flows from financing activities:
Repayments on promissory note – related party	(174,254)	-
Net cash provided (used in) financing activities	(174,254)	-

Net increase in cash and cash equivalents	83,887	306,995
Cash and cash equivalents at beginning of the period	1,856,505	1,118,499
Cash and cash equivalents at end of year	1,940,392	1,425,494

Supplemental disclosure of cash flow information:

Extinguishment of contingent liability – related party	-	$1,031,567
Gain on extinguishment of contingent liability – related party	-	$114,618

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

The accompanying unaudited interim consolidated financial statements of Golden Matrix Group, Inc. (“GMGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the six months ended January 31, 2020 on Form 10-KT filed on June 8, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year ended January 31, 2020 have been omitted.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months ended April 30, 2020 and 2019:

	For the three months ended
	April 30,
	2020	2019

Basic earnings per common share
Numerator:
Net income available to common shareholders	$229,739	$279,323
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,838,577,184

Basic earnings per common share	$0.00	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$229,739	$279,323
Denominator:
Weighted average common shares outstanding	2,845,318,757	2,838,577,184
Preferred shares	1,000	1,000
Warrants/Options	1,366,109,091	-
Convertible debt	8,966,512	12,854,167
Adjusted weighted average common shares outstanding	4,220,395,360	2,851,432,351

Diluted earnings per common share	$0.00	$0.00

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

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes. More details of the subsequent events are covered in Note 8.

Recent Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company does not have any lease agreements or have any contracts that contain lease elements.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant net losses from operations in prior periods and had an accumulated deficit of $25,241,222 as of April 30, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. During the quarter, the Company has generated a net profit of $229,739. The revenue growth during the quarter has produced solid profitability and excellent cash flow. The management plans to expand the customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors to keep the growth of revenues. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

NOTE 3 - NOTES PAYABLES

Convertible Notes Payable

Convertible notes payable at April 30, 2020 and January 31, 2020 consisted of the following:

	April 30, 2020	January 31, 2020
Convertible Note #2	30,000	30,000
Convertible Note #59 - in default	10,000	10,000
Notes payable, principal	$40,000	$40,000
Total notes payable, net of discount	$30,000	$30,000
Total notes payable, net of discount - in default	$10,000	$10,000

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

As of April 30, 2020, the principal balance of this note was $30,000.

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

As of April 30, 2020, the principal balance of this note was $10,000, and the interest accrued was $3,025.

Loans from Shareholders

During the year ended July 31, 2016 and, the Company received a loan of $1,000 from its officer to open a new bank account. As of April 30, 2020, the balance of the loan was $1,000. The loan form the officers are due on demand, unsecured with no interest.

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

As of April 30, 2020, principal balance of this note was $0. The principal amount of $290,000 was transferred to settlement payable due to this Settlement Agreement. The $145,000 settlement payable due on September 10, 2019 was in default. Although Luxor did not charge interest on this loan, the imputed interest was still recorded. During the three months ended April 30, 2020, $4,291 imputed interest was recorded.

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

For the three months period ended April 30, 2020, the Company paid $175,627 to Luxor, LLC, consisting of $174,254 of the principal and $1,373 of accrued interest. As of April 30, 2020, the balance of the principal of Promissory Note was $0; interest payable was $39,303, and a late fee payable was $0.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On September 10, 2018, the Company entered into Settlement Agreement and Mutual General Release Agreement (the “Settlement Agreement”) with Luxor to release all liabilities relating to the Convertible Note issued on March 1, 2016 (the “Note”), the Company agreed to pay out the remaining balance totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, and a payment of $150,000, and by entering into an interest free loan for the remaining balance of $290,000. As of April 30, 2020, the interest free loan consisted of the settlement payable of $290,000. Although Luxor did not charge interest on this loan, the imputed interest was still recorded. During the three months ended April 30, 2020, $4,291 imputed interest was recorded.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire certain Intellectual Property and Know-how (the “GM2Asset), the aggregate purchase price was 625,000,000 shares of common stock valued at $187,500 on the date of issuance and an Earnout Note Payable calculated at 50% of the revenues generated by GM2 during the 12-month period from March 1, 2018 to February 28, 2019. On April 1, 2019, $1,146,185 contingent liability related to the Earnout Note was recognized. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On April 1, 2019, the Company issued a Promissory Note in terms of the Asset Purchase Agreement with Luxor entered on February 28, 2018. Luxor has proposed a 10% discount to the amount of the Promissory Note. The note bears 6% interest rate.

For the three months period ended April 30, 2020, the Company paid $175,627 to Luxor, LLC, consisting of $174,254 of the principal and $1,373 of accrued interest. As of April 30, 2020, the balance of the principal of Promissory Note was $0; interest payable was $39,303, and a late fee payable was $0.

Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Mr. Goodman. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000,000 to Mr. Goodman. As of April 30, 2020, the Company had $182,276 payable to Mr. Goodman.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 6 Equity.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Ms, Feng. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000,000 to Ms. Feng. As of April 30, 2020, the Company had $209,053 payable to Ms. Feng.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 16, 2019, the Company issued share options to Weiting Feng. More details of the options are covered in Note 6 Equity.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as Director of the Company. Mr. McChesney’s appointment was effective from 27 April, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and in addition to issue 15 million options. More details of the options are covered in Note 6 Equity.

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

For the three months ended April 30, 2020 and 2019, general and administrative expense related to the back office service was $33,000 and $ $16,500, respectively. As of April 30, 2020, the Company had $344,501 payable to Articulate Pty Ltd.

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

During the three months ended April 30, 2020, revenue form Articulate was $531,565. As of April 30, 2020, the Company had a $1,240,939 accounts receivable from Articulate.

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

During the three months ended April 30, 2020 and 2019, there were no revenues from Globaltech. As of April 30, 2020, the Company had a $10,839 accounts receivable from Globaltech. Since the amount was due over one year, the Company recorded an allowance for the total accounts receivable of $10,839 on January 31, 2020. As of April 30, 2020, the net accounts receivable from Globaltech was $0.

NOTE 6 – EQUITY

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

As of April 30, 2020, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

The Company authorized the creation of 6,000,000,000 shares of its $0.00001 par value common stock.

During the three months ended October 31, 2019, there was no issuance of shares.

As of April 30, 2020, 6,000,000,000 common shares of par value $0.00001 were authorized, of which 2,845,318,757 shares were issued and outstanding.

Stock Payable

On March 20, 2020, the Company entered into an Addendum to Corporate Communication and Investor Relations Program (the “Addendum to Agreement”) with James Caplan, d/b/a Marker Maker. Pursuant to the Agreement, the Company shall issue 10 million shares of common stock in lieu of services rendered by James Caplan. The shares were valued at $37,000 using the closing share price on the date of grant. The shares were not issued at April 30, 2020, as such the value was recorded to stock payable.

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

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.0004 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of April 30, 2020, 100,000,000 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at exercise price of $0.0004 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.0002 on the granting date, exercise price $0.0004, time to maturity of 3.5 years, and stock volatility of 263%. As of April 30, 2020, 140,000,000 options were vested.

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

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0008 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.0008 on the grant date, exercise price of $0.0008, time to maturity of 3.5 years, and stock volatility of 345%. As of April 30, 2020, 10,000,000 options were vested.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0011 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.0011 on the grant date, exercise price of $0.0011, time to maturity of 3.5 years, and stock volatility of 329%. As of April 30, 2020, 10,000,000 options were vested.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a board resolution to extend the expiration date by 3 months, and the expiration date was extended to July 9, 2020. The Company recorded an additional $11 amortization expense due to the exercise period being extended.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted to purchase 8,000,000 shares of common stock of the Company at exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a board resolution to extend the expiration date by 3 months, and the expiration date was extended to July 9, 2020. The Company recorded an additional $6 amortization expense due to the exercise period being extended.

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

On March 16, 2020, the Company granted stock options to an external consultant, Jiayi Wu. The consultant was granted to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0031 with vesting period of two years, vesting 33% for the first two half years and 33% for the remaining one year. The expiration date will be September 15, 2022. The fair value of the stock options was $55,195 on the grant date based on the share price of $0.0031 on the grant date, exercise price of $0.0031, time to maturity of 2.5 years, and stock volatility of 88.16%.

On March 16, 2020, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0031 with vesting period of two years, vesting 50% each year. The expiration date will be March 16, 2024. The fair value of the stock options was $29,073 on the grant date based on the share price of $0.0031 on the grant date, exercise price of $0.0031, time to maturity of 4 years, and stock volatility of 88.16%.

On March 16, 2020, the Company granted stock options to an external consultant, Tamzin Cubells. The consultant was granted to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0031 with vesting period of two years, vesting 50% each year. The expiration date will be March 16, 2024. The fair value of the stock options was $29,073 on the grant date based on the share price of $0.0031 on the grant date, exercise price of $0.0031, time to maturity of 4 years, and stock volatility of 88.16%.

The cost of sales related to the options was $31,496 in total for the three months ended April 30, 2020.

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

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 105,000,000 shares of common stock of the Company at exercise price of $0.0055 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $332,446 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.0055, time to maturity of 2 years, and stock volatility of 111%. As of April 30, 2020, 35,000,000 options were vested.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 405,000,000 shares of common stock of the Company at exercise price of $0.00605 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $1,236,381 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.00605, time to maturity of 2 years, and stock volatility of 111%. As of April 30, 2020, 135,000,000 options were vested.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 15,000,000 shares of common stock of the Company at exercise price of $0.0053 with vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months. The fair value of the stock option was $88,171 on April 27, 2020 based on the share price of $0.0084, exercise price of $0.0053, time to maturity of 5 years, and stock volatility of 77.27%. As of April 30, 2020, none of the options were vested.

As of April 30, 2020, 1,190,000,000 stock options granted to directors were vested; $259,560 amortization expense was recorded related to the director’s options for the three months ended April 30, 2020.

NOTE 7 – CONCENTRATION

At the present time, we are dependent on a small number of direct customers for most of our business, revenue and results of operations. The Company’s major revenues for the three months ended April 30, 2020 were from two customers, Articulate Pty Ltd and Red Label Technology Pty Ltd.

For the three months ended April 30, 2020, the aggregate amount of revenues from the two customers were $734,764. Articulate Pty Ltd accounted for 72% and Red Label Technology Pty Ltd accounted for 28%.

As of April 30, 2020, the net amount of accounts receivable from the two customers were $2,235,479. Articulate Pty Ltd accounted for 56% and Red Label Technology Pty Ltd accounted for 44%.

For the three months period ended April 30, 2020, cash received from customers was all from Articulate Pty Ltd which was $349,500 in total.

The Company maintains strong relationship with these two customers and expect to engage with additional customers in the coming period.

NOTE 8 – SUBSEQUENT EVENTS

On May 6, 2020, the Company issued 10 million shares to James Caplan per the Addendum to Corporate Communication and Investor Relations Program the Company entered into with James Caplan as discussed in Note 6 Equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended April 30, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KT for our year-ended January 31, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech, The parties have agreed to suspend minimum monthly charge from December 1, 2018 and work together to enter into a Co-operation agreement in coming months.

As of April 30, 2020, there were no changes to the previously discussed agents and no relationship changes with the customers.

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

Results of Operations

Three months ended April 30, 2020 compared to the three months ended April 30, 2019.

Revenues

The Company generated $531,565 revenues from related parties during the three months ended April 30, 2020 as compared to $574,397 for the three months ended April 30, 2019. The Company generated $203,199 revenues from third party for the three months ended April 30, 2020 compared to $162,772 for the three months ended April 30, 2019.

Cost of goods sold

During the three months ended April 30, 2020 and 2019, costs of goods sold were $31,496 and $214,849, respectively. The Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the three months ended April 30, 2020 and 2019, the total general and administrative expenses were $188,726 and $159,331, respectively. The general and administrative expenses from related parties were $78,086 and $53,922, respectively. The increase in general and administrative expense was primarily a result of the increasing in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the three months ended April 30, 2020 and 2019, compensation expenses were $0 and $6,791. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. The Company does have such expenses during this financial year.

Professional fees

During the three months ended April 30, 2020 and 2019, professional fees were $20,388 and $7,983, respectively. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees. The increase in professional fees was primarily a result of the ongoing process of the stock reverse split.

Amortization Expense

During the three months ended April 30, 2020 and 2019, amortization expenses were $259,560 and $54,979, respectively. The increased amortization expense was due to stock options granted to Anthony Brian Goodman and Weiting Feng on September 16, 2019 in terms of the 2018 Equity Incentive Plan.

Interest Expense

During the three months ended April 30, 2020 and 2019, interest expense was $6,151 and $17,168 respectively. The decrease of interest expense was mainly due to the decrease in outstanding balance of notes payable.

Unrealized Gain (Loss) on Derivative Liabilities - Note Conversion Feature

During the three months ended April 30, 2020, the Company had no unrealised gains or losses on derivative liabilities. For the three months ended April 30, 2019, the Company had a gain on derivative liabilities of $909. As of January 31, 2020, the Company settled the outstanding derivative liabilities.

Interest income

During the three months ended April 30, 2020 and 2019, interest income was $1,296 and $2,346, respectively. The interest income was from the Wells Fargo saving account which the Company opened in February, 2019.

Net Income

The Company had a net income of $229,739 and $279,323 for the three months ended April 30, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in the amortisation expenses.

Liquidity and Capital Resources

The Company had $1,940,392 in cash at April 30, 2020.

During the three months ended April 30, 2020 and 2019, cash provided by operating activities was $258,141 and $306,995, respectively.

During the three months ended April 30, 2020 and 2019, cash used in financing activities was $174,254 and $0. The increase of cash used in financing activities was mainly due to the repayment of Promissory Note to Luxor.

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

________

* Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MATRIX GROUP, INC

Dated: June 12, 2020	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 12, 2020	By:	/s/ Anthony Goodman
Anthony Goodman
	Its:	Chief Executive Officer

Dated: June 12, 2020	By:	/s/ Weiting Feng
Weiting Feng
	Its:	Chief Financial Officer

