Form 10-KT/A
period 2020-01-31
Golden Matrix Group, Inc.
filed 2020-07-15
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

Amendment No.1

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

Golden Matrix Group, Inc.

Explanatory Note

This Amendment No. 1 on Form 10-KT/A (the “Amendment”) to the Transition Annual Report on Form 10-KT for the fiscal year ended January 31, 2020, filed by Golden Matrix Group, Inc., a Nevada corporation (the “Company”), with the United States Securities and Exchange Commission on June 8, 2020 (the “Transition Annual Report”), is filed for the sole purpose of including Exhibit 23.1, the auditor’s consent, which was inadvertently omitted from the previously filed Transition Annual Report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial offer are being filed as exhibits to this Amendment.

Other than the inclusion of Exhibit 23.1, there are no changes to the information contained in the Transition Annual Report and this Amendment does not reflect events occurring after the Transition Annual Report, or modify or update the disclosures therein in any way.

2

Golden Matrix Group, Inc.

Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

July 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Goodman	President	July 14, 2020
Anthony Goodman

/s/ Weiting Feng	Director	July 14, 2020
Weiting Feng

/s/ Thomas E. McChesney	Director	July 14, 2020
Thomas E. McChesney

3

Golden Matrix Group, Inc.

Part IV

EXHIBIT INDEX

Number	Exhibit Description

3.1*	Articles of Incorporation of Golden Matrix Group, Inc.

3.2*	Bylaws of Golden Matrix Group, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm

31.1+	Certification of the Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act

31.2+	Certification of the Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act

32.1+ ‡	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act

32.2+ ‡	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act

______________

* Filed with the SEC on the October 7, 2008 as part of our Registration of Securities on Form S-1.

+ Filed herewith.

‡ This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by GMGI for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

4