Form 10-Q
period 2020-07-31
Golden Matrix Group, Inc.
filed 2020-09-08
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

(702) 318-7548

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchanger Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 31, 2020, there were 19,039,098 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "GMGI," "our," "us," the "Company," refers to Golden Matrix Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets
(Unaudited)

	As of	As of
	July 31, 2020	January 31, 2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,905,477	$1,856,505
Accounts receivable, net	685,098	791,340
Accounts receivable – related parties, net	1,174,058	1,058,874
Prepaid expense	10,658	-
Total current assets	4,775,291	3,706,719
Total assets	$4,775,291	$3,706,719

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$262,077	$25,621
Accounts payable - related parties	817,633	660,682
Advances from shareholders	1,000	1,000
Accrued interest	3,350	41,964
Settlement payable - related party – in default	9,303	145,000
Settlement payable - related party	145,000	145,000
Convertible notes payable, net of discounts	-	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	-	174,254
Contingent liability	29,988	-
Customer deposit	5,000	-
Total current liabilities	1,283,351	$1,233,521
Total liabilities	$1,283,351	1,233,521

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 40,000,000 shares authorized, 19,039,098 and 18,968,792 shares issued and outstanding, respectively	$190	$190
Additional paid-in capital	28,648,030	27,944,652
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,155,597)	$(25,470,961)
Total shareholders’ equity	$3,491,940	2,473,198
Total liabilities and shareholders’ equity	4,775,291	3,706,719

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2020	2019	2020	2019

Revenues	$514,056	$287,247	$717,255	$450,019
Revenues-related party	531,369	505,560	1,062,934	1,079,957
Cost of goods sold	(394,732)	331,353	(426,228)	116,504
Gross profit	650,693	1,124,160	1,353,961	1,646,480

Costs and expenses:
G&A expense	105,222	82,554	215,862	187,963
G&A expense- related party	405,373	95,169	743,019	204,070
Bad debt expense	-	168,557	-	168,557
Loss on contingent liability – related party	-	-	-	6,791
Professional fees	46,733	22,580	67,121	30,563
Total operating expenses	557,328	368,860	1,026,002	597,944
Gain from operations	93,365	755,300	327,959	1,048,536

Other income (expense):
Interest expense	(3,663)	(20,188)	(9,814)	(37,356)
Interest earned	232	5,774	1,528	8,120
Foreign exchange gain (loss)	(4,309)	-	(4,309)	-
Gain (loss) on derivative liability	-	(4,091)	-	(3,182)
Total other income (expense)	(7,740)	(18,505)	(12,595)	(32,418)
Net income	$85,625	$736,795	$315,364	$1,016,118

Net earnings per common share - basic	$0.00	$0.04	$0.02	$0.05
Net earnings per common share - diluted	$0.00	$0.03	$0.01	$0.04
Weighted average number of common shares outstanding - basic	19,032,833	18,968,792	19,001,164	18,946,692
Weighted average number of common shares outstanding - diluted	31,670,820	27,985,931	31,477,386	27,883,077

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)

(Unaudited)

Six Months Ended July 31, 2019 and 2020

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	( Loss)	Deficit	(Deficit)
Balance at January 31, 2019	1,000	$-	18,902,125	$189	$27,336,340	$(683)	$(27,453,853)	$(118,007)
Adjustment for settlement of convertible note	-	-	-	-	1	-	-	1
Issuance of shares for services	-	-	66,667	1	27,999	-	-	28,000
Fair value of options/warrants issued for services	-	-	-	-	(23,842)	-	-	(23,842)
Imputed interest	-	-	-	-	16,440	-	-	16,440
Gain on extinguishment of debt – related party	-	-	-	-	114,618	-	-	114,618
Net income	-	-	-	-	-	-	1,016,118	1,016,118
Balance at July 31, 2019	1,000	-	18,968,792	$190	$27,471,556	$(683)	$(26,437,735)	$1,033,328

Balance at January 31, 2020	1,000	-	18,968,792	$190	$27,944,652	$(683)	$(25,470,961)	$2,473,198
Fair value of options/warrants issued for services	-	-	-	-	658,625	-	-	658,625
Issuance of shares for services	-	-	66,667	-	37,000	-	-	37,000
Imputed interest	-	-	-	-	7,753	-	-	7,753
Reverse split rounding up	-	-	3,639	-	-	-	-	-
Net income	-	-	-	-	-	-	315,364	315,364
Balance at July 31, 2020	1,000	-	19,039,098	$190	$28,648,030	$(683)	$(25,155,597)	$3,491,940

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow
(Unaudited)

	Six months ended July 31,
	2020	2019
Cash flows from operating activities:
Net income	$315,364	$1,016,118
Adjustments to reconcile net income to cash used in operating activities:
Unrealized loss on derivative liabilities-note conversion feature	-	3,182
Adjustment for settlement of convertible note	-	1
Fair value of stock option issued for services	88,828	(116,504)
Fair value of shares issued for services	37,000	28,000
Stock based compensation	569,797	92,662
Fair value loss on contingent liability-related party	-	6,791
Imputed interest	7,753	16,440
Penalty on convertible notes payable	-	2,000
Bad debt expense	-	168,557
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	106,242	(420,367)
Increase in accounts receivable – related party	(115,184)	(312,209)
(Increase) decrease in prepaid expense	(10,658)	-
(Decrease) increase in accounts payable and accrued liabilities	266,444	(8,448)
Increase in accounts payable – related party	156,951	115,458
(Decrease) increase in customer deposit	5,000	-
(Decrease) increase in accrued interest	(38,614)	20,915
Net cash provided by operating activities	$1,388,923	$612,596

Cash flows from financing activities:
Repayments on settlement payable – related party	(135,697)	-
Repayments on notes payable	(30,000)	-
Repayments on promissory note – related party	(174,254)	-
Net cash used in financing activities	$(339,951)	$-

Net increase in cash and cash equivalents	1,048,972	612,596
Cash and cash equivalents at beginning of year	1,856,505	1,118,499
Cash and cash equivalents at end of the quarter	2,905,477	1,731,095

Supplemental cash flows disclosures

Interest paid	$40,676	-
Tax paid	-	-
Supplemental disclosure of non-cash activities
Extinguishment of contingent liability – related party	-	$1,031,567
Gain on extinguishment of contingent liability – related party	-	$114,618

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company business at the time was mining and exploration of mineral properties. On September 15, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflected the changing direction of the Company business to software technology. GMGI has a global presence with offices in Las Vegas Nevada and Sydney Australia. GMGI’s sophisticated social gaming software supports multiple languages including English and Chinese.

The accompanying unaudited interim consolidated financial statements of Golden Matrix Group, Inc. (“GMGI” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report for the year ended January 31, 2020 on Form 10-KT filed on June 8, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reverse Stock Split

On June 26, 2020, the Company completed a 1-for-150 reverse stock split with respect to the Company’s Common Stock. The reverse stock split had no effect on the par value of the Common Stock. The number of authorised shares was reduced proportionally.

The reason for the reverse stock split was to meet the requirements to up list on The Nasdaq Capital Market, which pursuant to Nasdaq Listing Rule 5505(a) requires that the minimum closing price of the Common Stock should be $3 for at least five consecutive business days.

For purposes of presentation, the consolidated financial statements and footnotes have been adjusted for the number of post-split shares as if the split had occurred at the earliest period presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include contingent liability, stock-based compensation, warrant valuation, accrued expenses and collectability of accounts receivable. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents.

Revenues

The Company currently has two distinctive revenue streams.

1. The Company charges gaming operators for the use of its unique IP and technology systems.

2. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

According to Topic 606, Revenue Recognition, our company recognizes revenues with the following steps:

Step 1: Identify the contract with a customer.

Step 2: Identify the separate performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the separate performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For the first revenue stream, the Company provides services to the counterparty which include licensing the use of its unique IP and technology systems. The counterparty pays consideration in exchange for those services which include variable amount depending on the Software Usage. The Company only recognizes the revenue at the month end when the usage occurs and the revenue is based on the actual Software Usage of its customers.

For the second revenue stream, the Company acts as an agent and provides a third-party gaming content which is utilised by the client. The counterparty pays consideration in exchange for the gaming content utilised. The Company only recognizes the revenue at the month end when the usage of the gaming content occurs and the revenue is based on the actual Usage of the gaming content.

Earnings Per Common Share

Basic net earnings per Common Share are computed by dividing net earnings available to common shareholders by the weighted-average number of Common Shares outstanding during the period. Diluted net earnings per Common Share are determined using the weighted-average number of Common Shares outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following table sets forth the calculation of basic and diluted net earnings per share for the period ended July 31, 2020 and 2019. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split took effect on June 26, 2020:

	For the three months ended		For the six months ended
	July 31,		July 31,
	2020	2019	2020	2019

Basic earnings per common share
Numerator:
Net income available to common shareholders	$85,625	$736,795	$315,364	$1,016,118
Denominator:
Weighted average common shares outstanding	19,032,833	18,968,792	19,001,164	18,946,692

Basic earnings per common share	$0.00	$0.04	$0.02	$0.05

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$85,625	$736,795	$315,364	$1,016,118
Denominator:
Weighted average common shares outstanding	19,032,832	18,968,792	19,001,164	18,946,692
Preferred shares	1,000	1,000	1,000	1,000
Warrants/Options	12,626,852	8,961,628	12,465,086	8,880,874
Convertible debt	10,136	54,511	10,136	54,511
Adjusted weighted average common shares outstanding	31,670,820	27,985,931	31,477,386	27,883,077

Diluted earnings per common share	$0.00	$0.03	$0.01	$0.04

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

Recent Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard was adopted using a modified retrospective approach. The Company does not have any lease agreements or have any contracts that contain lease elements.

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

NOTE 2 - PREPAID EXPENSE

On July 13, 2020, the Company signed an engagement letter with a new corporate attorney. As a result of the engagement, the Company was required to pay a retainer in the amount of $5,000. As of July 31, 2020, the balance of the retainer was $2,226. As of July 31, 2020, the Company’s credit card had a debit balance of $8,432 which was also included in the prepaid expense account.

NOTE 3 - NOTES PAYABLES

Convertible Notes Payable

Convertible notes payable at July 31, 2020 and January 31, 2020 consisted of the following:

	July 31,	January 31,
	2020	2020
Convertible Note #2	-	30,000
Convertible Note #59 - in default	10,000	10,000
Notes payable, principal	$10,000	$40,000
Total notes payable, net of discount	$-	$30,000
Total notes payable, net of discount - in default	$10,000	$10,000

Convertible Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000.The promissory note was unsecured, interest free and repayable upon demand. The note had a conversion price of $0.01 per share.

On August 1, 2019, the Company, Pursuant to Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013) and other applicable law, issued a Notice of Tender to the Note Holder, Greenshoe LLC, by a registered letter. The Company tendered payment in full payment for the currently outstanding balance of the Note, in the amount of $30,000. Such tender of payment by the Company to Greenshoe LLC was in full discharge of the Company’s obligations under the Note #2. The registered letter was returned to sender “Address Unknown”.

Due to the fact that the Company’s attempts to locate the Note Holder have been unsuccessful, on June 15, 2020, the Company filed an unclaimed property report and made a payment of $30,000 to the Nevada State Treasurer’s Unclaimed Property Division. The Division accepted the filing and drew the funds from the Company’s bank account on June 17, 2020. The Division will hold the $30,000 in perpetuity and publicly advertise the rightful owners’ information in an effort to return the fund. Pursuant to the Nevada’s Unclaimed Property program, once the funds are transferred to the Division, the Company is released from any liability.

As of July 31, 2020, the principal balance of this note was $0.

Convertible Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The promissory note was unsecured, with interest rate of 8% per annum, and matured on January 31, 2016. Any principal amount not paid by the maturity date bore interest at 22% per annum.

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

On July 21, 2016, $25,000 was reassigned to Istvan Elek. At any time the note may be converted at the option of the holder into Common Stock of the Company.The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

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

On August 1, 2019, the Company, Pursuant to Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013) and other applicable law, issued a Notice of Tender to Istvan Elek by a registered letter. The Company tendered payment in full payment for the currently outstanding balance of the Note, in the amount of $12,424. Such tender of payment by the Company to Istvan Elek was in full discharge of the Company’s obligations under the Note #59. The registered letter was received by the counter party but the Company did not receive any responses from Istvan Elek until on August 6, 2020, the Company received multiple telephone messages from Mr Elek’s attorney. Both parties have reached an agreement regarding the final payment. More details are covered in the subsequent event Note 8.

As of July 31, 2020, the principal balance of this note was $10,000, and the interest accrued was $3,227.

Loans from Shareholders

During the year ended July 31, 2016, the Company received a loan of $1,000 from its officer to open a new bank account. As of July 31, 2020, the balance of the loan was $1,000. The loan from the officer is due on demand, unsecured with no interest.

Settlement Payable – Related Party

On March 1, 2016 the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note was unsecured, with interest rate of 6% per annum, and matured on March 1, 2017.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414 by converting $209,414 into common stock at a conversion price $0.15, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the September 10, 2019 and September 10, 2020. As a result, the principal balance of the convertible promissory note was reduced to $0 and a liability of $290,000 was transferred to the settlement payable due to this Settlement Agreement. On September 10, 2018, 1,396,094 shares of Common Stock were issued for the conversion of $209,414.

For the six months ended July 31, 2020, the Company paid $135,697 to Luxor, LLC against the settlement payable.As of July 31, 2020, the balance of the settlement payable was $154,303. The $9,303 settlement payable due on September 10, 2019 was in default. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

Promissory Note Payable

On February 28, 2018, the company entered into an Asset Purchase Agreement with Luxor Capital, LLC. Pursuant to the agreement the company purchased certain Intellectual Property and Knowhow (the “GM2 Asset”). In exchange for the GM2 asset, the company issued 4,166,667 shares of common stock valued at $187,500 based on closing market price on the date of the agreement as well as an earn-out payment which states that the Company, on or before April 30, 2019, will issue an earn-out note calculated at 50% of the revenues generated by the GM2 Asset system during the 12-month period of March 1, 2018 to February 28, 2019.

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

For the six months period ended July 31, 2020, the Company paid $214,930 to Luxor, LLC against the Promissory Note Payable, including principal amount of $170,254, interest accrued of $40,676 and late fee payable of $4,000. As of July 31, 2020, there was no outstanding balance on this note.

NOTE 4 - CONTINGENT LIABILITY

On July 31, 2020, the Company received a penalty in a total amount of $29,988 from the Office of the State Treasurer. The reason for the penalty is that the Company failed to report, pay and deliver the $30,000 unclaimed convertible note to the Unclaimed Property Division within the time prescribed by Nevada Revised Statute 120A.730. The Company shall pay interest at a rate of 18 percent per annum on the $30,000 accrued from October 15, 2015 to June 15, 2020. An additional civil penalty of $200 for each day the report, payment or delivery is withheld or the duty is not performed is also applied, up to a maximum of $5,000. The Company is now seeking legal advice to apply for the extenuation of the penalty.

NOTE 5 - CUSTOMER DEPOSIT

The deposit is from the Company’s new customer to participate in the Progressive Jackpot Games. The client is required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client.

NOTE 6 - RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly owned by Anthony Goodman, CEO of the Company. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 74 shares of Common Stock have been issued to Luxor Capital, LLC and its designed party.

On March 1 2016, the Company issued a convertible promissory note to Luxor. The Company promised to pay to Luxor the principal amount of $2,874,712 together with any accrued interest at a rate of 6%.

On September 10, 2018, the Company entered into Settlement Agreement and Mutual General Release Agreement (the “Settlement Agreement”) with Luxor to release all liabilities relating to the Convertible Note issued on March 1, 2016 (the “Note”), the Company agreed to pay out the remaining balance totalling $649,414 by converting $209,414 into Common Stock at a conversion price $0.15, and a payment of $150,000, and by entering into an interest free loan for the remaining balance of $290,000.

As of July 31, 2020, the interest free loan consisted of the settlement payable of $154,303. Although Luxor did not charge interest on this loan, the imputed interest was still recorded.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire certain Intellectual Property and Know-how (the “GM2Asset), the aggregate purchase price was 4,166,667 shares of common stock valued at $187,500 on the date of issuance and an Earnout Note Payable calculated at 50% of the revenues generated by GM2 during the 12-month period from March 1, 2018 to February 28, 2019. On April 1, 2019, $1,146,185 contingent liability related to the Earnout Note was recognized. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On April 1, 2019, the Company issued a Promissory Note in terms of the Asset Purchase Agreement with Luxor entered on February 28, 2018. Luxor has proposed a 10% discount to the amount of the Promissory Note. The note bears 6% interest rate.

As of July 31, 2020, there was no outstanding balance on this note.

Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle account payable of $30,000 to Mr. Goodman. On June 18, 2018, the Company issued 166,667 shares of common stock to settle account payable of $30,000 to Mr. Goodman. As of July 31, 2020, the Company had a $205,511 payable to Mr. Goodman.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 7 Equity.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle account payable of $30,000 to Ms. Feng. On June 18, 2018, the Company issued 166,667 shares of common stock to settle account payable of $30,000 to Ms. Feng. As of July 31, 2020, the Company had a $232,621 payable to Ms. Feng.

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 16, 2019, the Company issued share options to Weiting Feng. More details of the options are covered in Note 7 Equity.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as Director of the Company. Mr. McChesney’s appointment was effective from 27 April, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and in addition to issue 100,000 options. As of July 31, 2020, the Company had $2,000 payable to Mr. McChesney. More details of the options are covered in Note 7 Equity.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building Peer to Peer gaming system. The consultant will be paid $3,000 per month.

Marla Goodman

Marla Goodman is the wife of Anthony Goodman the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd.

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly owned by Anthony Goodman, CEO of the Company and his Wife Marla Goodman, for consulting services. Pursuant to the agreement Articulated would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provided services, however the term of the Back Office Agreement will continue for a further 12 months for with regard to further co-operation.

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

For the six months ended July 31, 2020 and 2019, general and administrative expense related to the back office service was $66,000 and $33,000, respectively. As of July 31, 2020, the Company had $377,501 payable to Articulate Pty Ltd.

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

During the six months ended July 31, 2020, revenue form Articulate was $1,062,934. As of July 31, 2020, the Company had $1,174,058 accounts receivable from Articulate.

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

As of July 31, 2020, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were authorized, of which 0 Series A shares were issued and outstanding, 1,000 Series B shares were issued and outstanding.

Common Stock

On May 6, 2020, the Company issued 66,667 shares of Common Stock to James Caplan for services, in regarding to the Addendum to Corporate Communication and Investor Relations Program entered on March 20, 2020. The shares were recorded at their market value of $37,000.

On June 26, 2020, the Company completed a 1-for-150 reverse stock split with respect to the Company’s Common Stock. The reverse stock split had no effect on the par value of the common stock. The number of authorized shares of Common Stock was reduced to 40,000,000. All issued and outstanding shares of Common Stock were reduced at a ratio of 1 share for every 150 shares of Common Stock held. All fractional shares were rounded up to the next whole number. As a result, 3,639 shares were issued due to the rounding up of fractional shares.

As of July 31, 2020, 40,000,000 Common Shares of par value $0.00001 were authorized, of which 19,039,098 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company granted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock option was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. The compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 200,000 shares of Common Stock of the Company at an exercise price of $0.06 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the granting date, exercise price of $0.06, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of July 31, 2020, 666,667 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date. As of July 31, 2020, the remaining unamortized balance was $6,586. During the six months ended July 31, 2020, the amortization expense was $7,945 recorded as cost of goods sold.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 1,400,000 shares of Common Stock of the Company at exercise price of $0.06 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, exercise price $0.06, time to maturity of 3.5 years, and stock volatility of 263%. As of July 31, 2020, 933,334 options were vested, and the remaining unamortized balance was $5,713. During the six months ended July 31, 2020, the amortization expense was $7,768 recorded as cost of goods sold.

On May 8, 2018, the Company granted stock options to an external consultant, Siu Kei Ho. The consultant was granted to purchase 500,000 shares of Common Stock of the Company at exercise price of $0.06 with vesting period of three years. The expiration date will be June 30, 2021. Since the consultant did not perform services as anticipated and specified in the consulting agreement, on May 8, 2019, the Company terminated the consulting agreement and all compensation specified in the agreement with Siu Kei Ho.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted to purchase 200,000 shares of Common Stock of the Company at exercise price of $0.12 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 345%. As of July 31, 2020, 133,334 options were vested and the remaining unamortized balance was $7,342. During the six months ended July 31, 2020, the amortization expense was $3,696 recorded as cost of goods sold.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted to purchase 200,000 shares of Common Stock of the Company at exercise price of $0.165 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 329%. As of July 31, 2020, 66,667 options were vested and the remaining unamortized balance was $9,943. During the six months ended July 31, 2020, the amortization expense was $6,797 recorded as cost of goods sold.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted to purchase 100,000 shares of Common Stock of the Company at exercise price of $0.33 with vesting period of half year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a Board Resolution to extend the expiration date by 3 months, and on July 1, 2020, the Company passed another Board Resolution to extend the expiration by 6 months. The expiration date was extended to January 9, 2021. The Company recorded a total $40 COGS expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. As of July 31, 2020, all the options were vested, and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded as cost of goods sold.

On April 9, 2019 the Company entered a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted to purchase 53,334 shares of Common Stock of the Company at exercise price of $0.33 with vesting period of half year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a Board Resolution to extend the expiration date by 3 months, and on July 1, 2020, the Company passed another Board Resolution to extend the expiration by 6 months. The expiration date was extended to January 9, 2021. The Company recorded a total $21 COGS expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. As of July 31, 2020, all the options were vested, and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded as cost of goods sold.

On June 11, 2019, the Company granted stock options to two external consultants, Zhe Yan and Yukun Qiu. Each consultant was granted to purchase 200,000 shares of Common Stock of the Company at exercise price of $0.48 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48, time to maturity of 3.5 years, and stock volatility of 244%. As of July 31, 2020, 133,334 options were vested, and the remaining unamortized balance was $93,453. During the six months ended July 31, 2020, the amortization expense was $25,013 recorded as cost of goods sold.

On March 16, 2020, the Company granted stock options to an external consultant, Jiayi Wu. The consultant was granted to purchase 200,000 shares of Common Stock of the Company at exercise price of $0.465 with vesting period of two years, vesting 33% for the first two half years and 33% for the remaining one year. The expiration date will be September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465, time to maturity of 2.5 years, and stock volatility of 88.16%. As of July 31, 2020, none of the options were vested, and the remaining unamortized balance was $39,028. During the six months ended July 31, 2020, the amortization expense was $5,625 recorded as cost of goods sold.

On March 16, 2020, the Company granted stock options to two external consultants, James Young and Tamzin Cubells . Each consultant was granted to purchase 100,000 shares of Common Stock of the Company at exercise price of $0.465 with vesting period of two years, vesting 50% each year. The expiration date will be March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465, time to maturity of 4 years, and stock volatility of 88.16%. As of July 31, 2020, none of the options were vested, and the remaining unamortized balance was $47,234. During the six months ended July 31, 2020, the amortization expense was $10,913 recorded as cost of goods sold.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted to purchase 100,000 shares of Common Stock of the Company at exercise price of $1.74 with vesting period of two and a half years, vesting 33% for the first half year and 33% each year for the next two years. The expiration date will be June 18, 2023. The fair value of each stock option was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. As of July 31, 2020, none of the options were vested, and the remaining unamortized balance was $356,158. During the six months ended July 31, 2020, the amortization expense was $17,603 recorded as cost of goods sold.

The cost of sales related to the options were $88,828 in total for the six months ended July 31, 2020.

(b) Directors:

On January 3, 2018, the Company granted stock options to its Chief Financial Officer to purchase 1,400,000 shares of Common Stock of the Company at exercise price of $0.06 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on August 1, 2018 based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. As of July 31, 2020, the options were fully vested and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded due to these options. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $1,337 amortization expense due to the exercise period being extended.

On January 3, 2018, the Company granted stock options to its Chief Executive Officer to purchase 5,400,000 shares of Common Stock of the Company at exercise price of $0.066 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $265,821 on August 1, 2018 based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. As of July 31, 2020, the options were fully vested and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded due to these options.. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $5,740 amortization expense due to the exercise period being extended.

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 700,000 shares of Common Stock of the Company at exercise price of $0.825 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $332,446 on September 19, 2019 based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 111%. As of July 31, 2020, 233,334 options were vested, and the remaining unamortized balance was $139,658. During the six months ended July 31, 2020, the amortization expense was $111,199 recorded as stock based compensation.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 2,700,000 shares of common stock of the Company at exercise price of $0.9075 with vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $1,236,381 on September 19, 2019 based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 111%. As of July 31, 2020, 900,000 options were vested, and the remaining unamortized balance was $519,393. During the six months ended July 31, 2020, the amortization expense was $413,554 recorded as stock based compensation.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company at exercise price of $0.795 with vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months. The fair value of the stock option was $88,171 on April 27, 2020 based on the share price of $1.26, exercise price of $0.795, time to maturity of 5 years, and stock volatility of 77.27%. As of July 31, 2020, 50,000 options were vested and the remaining unamortized balance was $43,127. During the six months ended July 31, 2020, the amortization expense was $45,044 recorded as stock based compensation.

As of July 31, 2020, 7,983,334 stock options granted to directors were vested; $569,797 amortization expense was recorded related to the director’s options for the six months ended July 31, 2020.

NOTE 8 - CONCENTRATION

At the present time, we are dependent on a small number of direct customers for most of our business, revenues and results of operations.

For the six months ended July 31, 2020, the aggregate amount of revenues was $1,780,189. Articulate Pty Ltd accounted for 60%.

As of July 31, 2020, the net amount of accounts receivable was $1,859,156. Articulate Pty Ltd accounted for 63% and Red Label Technology Pty Ltd accounted for 33%.

For the six months period ended July 31, 2020, the total cash received from Articulate Pty Ltd was $947,750 and accounted for 54% of total cash received from customers.

The Company maintains strong relationship with existing customers and expect to engage with additional customers in the coming period.

NOTE 9 - SUBSEQUENT EVENTS

Settlement of Convertible Notes – Istvan Elek

On August 10, 2020, Mr Istvan Elek’s attorney and the Company have reached an agreement regarding the final payment to settle the convertible notes. The Company agreed to pay Mr Istvan Elek $13,242 in total, including $10,000 principal and $3,242 accrued interest. On August 17, 2020, the Company made the payment to the designated bank account and the convertible note was settled.

Private Placement

From August 14, 2020 to August 20, 2020, the Company offered for purchase to a limited number of accredited investors up to an aggregate of 900,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock for $3.40 per Unit. The warrant has an exercise price of $4.10 per share. If the Closing Sales Price of the Common Stock has been equal to or more than $6.80 per share for a period of at least 10 consecutive Trading days, the warrant has to be exercised within 30 days.

The Company sold 527,029 Units in total to 11 accredited investors, raising capital of $1,791,898.60. None of the shares included in the Units purchased have been issued to date.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three months ended July 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-KT for our year-ended July 31, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company business at the time was mining and exploration of mineral properties.In October 2009, the Company changed its name to Source Gold Corp. remaining in the business of acquiring exploration and development stage mineral properties. In April 2016, the Company changed its name to Golden Matrix Group, Inc., changing the direction of the Company business to focus on software technology.

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

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation. The Company purchased a certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 74 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712.On February 26, 2016, 74 shares were issued to Luxor Capital, LLC.

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

On October 24, 2017, the Company entered into a Note Settlement and Termination Agreement with Union Capital, LLC to settle a dispute regarding a claim by the note holder that GMGI was liable for damages and penalty interest. In this settlement the Company agreed to issue 127,778 shares and remit $5,000 in final settlement of all interest and any damages claimed. The Company recorded a gain on extinguishment of debt $814.

On January 3, 2018, the Company adopted a “2018 Equity Incentive Plan” to attract and retain the best available personnel, to provide incentive to certain individuals providing to the Company and to promote the success of the Company’s business and thereby enhance long-term shareholder value.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC (“ Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset"), in exchange, the Company issued 4,166,667 shares of common stock, and an Earnout Note calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 to Luxor. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Social Gaming Clientele.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly owned by Anthony Goodman, CEO of the Company and his Wife Marla Goodman. Articulate will receive a license from the Company to use the GM2 Asset technology. Articulate will pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

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

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totalling $649,414 by converting $209,414 into common stock at a conversion price $0.15, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the 10th September 2019 and 10th September 2020.

On March 1, 2019, the Company entered into a license agreement with Red Label Technology Pte Ltd. The Company agreed to license a single component of the “GM2 System”, which is the “Credit Based Agency System”, to support its distribution of a portfolio of Chinese table games, the “3 Kingdom Games”( “3K”).

From June 2020, the Company launched an additional revenue stream which is distinctive to its other revenue streams. Historically the company charged gaming operators for the use of its unique IP and technology systems. Revenues derived from such charges were based on the usage of the proprietary systems by the clients and generated revenues with high margins.

During June and July, the Company contracted with certain clients to offer third party gaming content and as such became a distributor and reseller of this gaming content. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin. The Margin on the new revenues is substantially lower than the historical revenues and expected to be around 18%.

The Company believes that there is a significant opportunity to scale this new revenue stream with low related expenses and no capital expenditure and also to expand its global reach. The new revenue stream is highly scalable i.e. the running and support costs relative to the incremental revenues are low, and will reduce exponentially as a percentage of revenues as revenues grow. The Company will strive to roll out this new product offering to its existing client base and expects to scale up its revenues as a result.

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

Results of Operations

Three months ended July 31, 2020 compared to the three months ended July 31, 2020.

Revenues

The Company currently has two distinctive revenue streams.

Historically the company charged gaming operators for the use of its unique IP and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended July 31, 2020, the Company generated $634,870 revenues from its unique IP and technology systems, among which, $531,369 was from its related party. During the three months ended July 31, 2019, the Company generated $792,807 revenues from its IP and technology systems, among which, $505,560 was from its related party.

From June 2020, the company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. During the three months ended July 31, 2020, $410,555 revenues were derived from the reselling of gaming content. During the three months ended July 31, 2019, there were no revenues from the reselling of gaming content.

Cost of goods sold

The Company currently has two distinctive cost of goods sold.

Historically, the Company only recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. During the three months ended July 31, 2020 and 2019, costs of goods sold due to the amortization of options were $57,332 and $(331,353), respectively. The negative cost of goods sold during last year was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date. And the Company made an adjustment to revalue the previous costs.

From June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as cost of goods sold. During the three months ended July 31, 2020, $337,400 costs were recognised. During the same period last year, there were no such costs.

General and administrative expenses

During the three months ended July 31, 2020 and 2019, general and administrative expenses were $105,222 and $82,554 respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. The increase of general and administrative expenses was mainly due to the penalty in a total amount of $29,988 from the Office of the State Treasurer, which the Company recorded as an administrative expense. More details regarding the penalty were covered in Note 4 – Contingent Liability.

General and administrative expenses – Related party

During the three months ended July 31, 2020 and 2019, general and administrative expenses from related parties were $405,373 and $95,169, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors, back office expenses, and consulting expenses. The components of general and administrative expenses from related parties are as follows:

	Three months ended July 31
	2020	2019
Stock based compensation	$310,237	$37,683
Back office expense	33,000	16,500
Consulting expense	62,136	40,986
Total	$405,373	$95,169

The increasing of amortization expense was due to the stock options granted to Mr. Brian Goodman, CEO, Ms. Weiting Feng, CFO, and Mr. Thomas McMchesney, Independent Director, in terms of the 2018 Equity Incentive Plan. More details of the options are covered in Note 7.

The increase of back office expense was due to the Second Amendment to Back Office Agreement with Articulate Pty Ltd the Company entered on August 1, 2019. Both Parties agreed that the back office expense increased from $5,500 per month to $11,000 per month from August 2019. More details are covered in Note 6.

The increase of consulting expense was due to the increasing number of Directors and consulting services provided by Mr. Brett Goodman to assist the Company with building Peer to Peer gaming system.

Bad debt expense

During the three months ended July 31, 2020, there were no bad debt expenses. During the same period last year, bad debt expenses were $168,557. The Company recognised an allowance for doubtful debts for accounts receivable from Red Label Technology Pty Ltd on July 31, 2019.

Professional fees

During the three months ended July 31, 2020 and 2019, professional fees were $46,733 and $22,580, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions of change of fiscal year and stock reverse split, which increased the legal service fees and auditing expenses.

Interest expense

During the three months ended July 31, 2020 and 2019, interest expense was $3,663 and $20,188 respectively. The decrease of interest expense was mainly due to the decrease in outstanding balance of notes payable.

Interest income

During the three months ended July 31, 2020 and 2019, interest income was $232 and $5,774, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February, 2019.

Foreign exchange gain (loss)

During the three months ended July 31, 2020 and 2019, foreign exchange loss was $4,309 and $0, respectively. The foreign exchange loss was due to foreign currency invoice the Company received from its supplier.

Unrealized gain (loss) on derivative liabilities - Note Conversion Feature

The Company had no unrealised loss on derivative liabilities for the three months ended July 31, 2020, and had an unrealised loss on derivative liabilities of $4,091 for the three months ended July 31, 2019. As of January 31, 2020, the Company has settled all the outstanding derivative liabilities.

Net income

The Company had a net income of $85,625 and $736,795 for the three months ended July 31, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in cost of goods sold and other expenses.

Six months ended July 31, 2020 compared to the six months ended July 31, 2019.

Revenues

During the six months ended July 31, 2020, the Company generated $1,369,635 revenues from its unique IP and technology systems, among which, $1,062,934 was from its related party. During the six months ended July 31, 2019, the Company generated $1,529,976 revenues from its IP and technology systems, among which, $1,079,957 was from its related party.

During the six months ended July 31, 2020, $410,555 revenues were derived from the reselling of gaming content. During the six months ended July 31, 2019, there were no revenues from the reselling of gaming content.

Cost of goods sold

The Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. During the six months ended July 31, 2020 and 2019, costs of goods sold due to the amortization of options were $88,828 and $(116,504), respectively. The negative cost of goods sold during last year was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date. And the Company made an adjustment to revalue the previous costs.

Recently due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as cost of goods sold. During the six months ended July 31, 2020, $337,400 costs were recognised. During the same period last year, there were no such costs.

General and administrative expenses

During the six months ended July 31, 2020 and 2019, general and administrative expenses were $215,862 and $187,963, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. The increase of general and administrative expenses was mainly due to the penalty in a total amount of $29,988 from the Office of the State Treasurer, which the Company recorded as an administrative expense. More details regarding the penalty were covered in Note 4 – Contingent Liability.

General and administrative expenses – Related party

During the six months ended July 31, 2020 and 2019, general and administrative expenses from related parties were $173,222 and $111,408, respectively. General and administrative expenses from related parties consisted primarily of back office expenses and consulting expenses. The increase of general and administrative expenses from related parties was mainly due to the increase in the back office expense from $5,500 per month to $11,000 per month, and an increase in consulting fees to directors.

General and administrative expenses – Related party

During the six months ended July 31, 2020 and 2019, general and administrative expenses from related parties were $743,019 and $204,070, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors, back office expenses, and consulting expenses. The components of general and administrative expenses from related parties are as follows:

	Six months ended July 31
	2020	2019
Stock based compensation	$569,797	$92,662
Back office expense	66,000	33,000
Consulting expense	107,222	78,408
Total	$743,019	$204,070

The increasing of amortization expense was due to the stock options granted to Mr. Brian Goodman, CEO, Ms. Weiting Feng, CFO, and Mr. Thomas McMchesney, Independent Director, in terms of the 2018 Equity Incentive Plan. More details of the options are covered in Note 7.

The increase of back office expense was due to the Second Amendment to Back Office Agreement with Articulate Pty Ltd the Company entered on August 1, 2019. Both Parties agreed that the back office expense increased from $5,500 per month to $11,000 per month from August 2019. More details are covered in Note 6.

The increase of consulting expense was due to the increasing number of Directors and consulting services provided by Mr. Brett Goodman to assist the Company with building Peer to Peer gaming system.

Bad debt expense

During the six months ended July 31, 2020, there were no bad debt expenses. During the same period last year, bad debt expenses were $168,557. The Company recognised an allowance for doubtful debts for accounts receivable from Red Label Technology Pty Ltd on July 31, 2019.

Loss on contingent liability – Related party

During the six months ended July 31, 2020, there was no loss on contingent liability to related party. During the six months ended July 31, 2019, the loss on contingent liability was $6,791. The loss on contingent liability was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly owned by Company’s Chief Executive Officer Anthony Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. During the financial year ended July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost during the financial year ended July 31, 2019 was an adjustment to the estimated number.

Professional fees

During the six months ended July 31, 2020 and 2019, professional fees were $67,121 and $30,563, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions of change of fiscal year and stock reverse split, which increased the legal service fees and auditing expenses.

Interest expense

During the six months ended July 31, 2020 and 2019, interest expense was $9,814 and $37,356, respectively. The decrease of interest expense was mainly due to the decrease in outstanding balance of notes payable.

Interest income

During the six months ended July 31, 2020 and 2019, interest income was $1,528 and $8,120, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the three months ended July 31, 2020 and 2019, foreign exchange loss was $4,309 and $0, respectively. The foreign exchange loss was due to foreign currency invoice the Company received from its supplier.

Unrealized gain (loss) on derivative liabilities - Note Conversion Feature

The Company had no unrealised loss on derivative liabilities for the six months ended July 31, 2020, and had an unrealised loss on derivative liabilities of $3,182 for the six months ended July 31, 2019. As of January 31, 2020, the Company has settled all the outstanding derivative liabilities.

Net income

The Company had a net income of $315,364 and $1,016,118 for the six months ended July 31, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in cost of goods sold and other expenses.

Liquidity and Capital Resources

The Company had $2,905,477 cash on hand at July 31, 2020.

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Significant non-cash expenses for the period include stock-based compensation and imputed interest.

The Company generated cash from operating activities of $1,388,923 in the six months ended July 31, 2020 due primarily to operating income of $1,780,189. Adjustments for non-cash expenses of stock-based compensation (including options issued for services and stock issued for services) were $695,625 during the six months ended July 31, 2020. Adjustments for non-cash expenses related to imputed expenses were $7,753 during the six months ended July 31, 2020.

The Company generated cash from operating activities of $612,596 in the six months ended July 31, 2019 due primarily to operating income of $1,529,976. Adjustments for non-cash charges in operating income mainly included stock-based compensation of $4,158, unrealized loss on derivative liabilities of $3,182, fair value loss on contingent liability of $6,791, imputed interest of $16,440 and allowance for doubtful debt of $168,557.

During the six months ended July 31, 2020 and 2019, cash used in financing activities was $339,951 and $0. The increase of cash used in financing activities was mainly due to the repayment of Promissory Note and Settlement Payable to Luxor.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of July 31, 2020. This evaluation was carried out by our Principal Executive Officer and our Principal Finance Officer. Based on that evaluation, our Principal Executive Officer and our Principal Finance Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of July 31, 2020, our disclosure controls and procedures were not effective:

1. Lack of oversight by sufficient independent directors in the establishment and monitoring of required internal controls and procedures;

2. Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3. Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4. Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes;

5. The company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

The company plans to take the following steps to enhance and improve the design of our internal controls over financial reporting.

1. The Company will add sufficient number of independent directors to the board and appoint an audit committee.

2. The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

3. Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

Changes in Internal Control over Financial Reporting

As of August 25, 2020, the Company had three independent Directors as Board members. And the Company has set up an Audit Committee with Mr Murray Smith being the Chairman of the Committee and Mr. Thomas McChesney being a member of the Committee. Mr. Smith is a licensed Certified Public Accountant with over 27 years of accounting and finance leadership experience. The Company believes that the introduce of the independent Directors and the set up of Audit Committee will definitely strengthen the Company’s corporate governance, improve the internal control and financial reporting.

The Company also adopted a written policy regarding the Corporate Governance Principles,which addressed the approval, identification and authorization of related party transactions.

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

GOLDEN MATRIX GROUP, INC

Dated: September 8, 2020	By:	/s/ Anthony Goodman
Anthony Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: September 8, 2020	By:	/s/ Anthony Goodman
Anthony Goodman
	Its:	Chief Executive Officer

Dated: September 8, 2020	By:	/s/ Weiting Feng
Weiting Feng
	Its:	Chief Financial Officer

