Form 10-Q/A
period 2016-01-31
Golden Matrix Group, Inc.
filed 2020-10-28
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K filed by Golden Matrix Group, Inc. (formerly Source Gold Corp.)(the “Company”, “we” and “us”) with the Securities and Exchange Commission (the “Commission”) on February 29, 2016, On February 18, 2016, the Board of Directors of the Company appointed (i) Mr. Anthony Brian Goodman as the Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors of the Company, and (ii) Ms. Weiting Feng as Chief Financial Officer and Director of the Company (the “Appointments”). Since the date of the appointments, Mr. Goodman and Ms. Feng have held those same positions with the Company.

Notwithstanding Ms. Feng’s appointment as Chief Financial Officer of the Company on February 18, 2016, Mr. Feng’s role with the Company since the date of her appointment has not risen to the level of the Principal Financial Officer or Principal Accounting Officer of the Company, and instead Mr. Goodman, as Chief Executive Officer, President, and Principal Executive Officer, has held such roles with the Company. Specifically, Mr. Goodman, along with other responsibilities consistent with the positions of Principal Financial/Accounting Officer, has been primarily in charge of assuring that the Company’s financial books and records are properly kept and maintained and financial statements prepared.

Although Mr. Goodman has held the position of Principal Financial/Accounting Officer of the Company since the date of the Appointments, certain of the Company’s prior periodic filings either (a) incorrectly referenced Ms. Feng as the Principal Financial and/or Principal Accounting Officer of the Company in the exhibits required by Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended (the “Periodic Report Certifications”) filed in connection therewith (i.e., the Exhibits 31.2 and 32.2 to the filings); (b) incorrectly included a Periodic Report Certification of Ms. Feng; and/or (c) failed to clarify that Mr. Goodman served as the Principal Financial/Accounting Officer of the Company and was executing the applicable periodic report and Periodic Report Certifications, in such positions.

This Amendment No 1. to the Quarterly Report on Form 10-Q of the Company for the quarter ended January 31, 2016 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed by the Company with the Commission on March 14, 2016 (the “Original Report”), to correct the signature page of such Original Report and the Periodic Report Certifications (i.e., to include a new Exhibit 31.1 and 32.1 to the Amendment and remove the prior Exhibits 31.2 and 32.2), to clarify that Mr. Goodman was serving as, and signed off on such Original Report and Periodic Certifications as, the Principal Financial/Accounting Officer of the Company, as well as the Principal Executive Officer of the Company.

Except for updating the Company’s name on the cover page hereof, the signature page hereof, and the certifications hereto in connection with the Company’s name change, after the date of the Original Report, to Golden Matrix Group, Inc., updating in connection with the foregoing and updates to the exhibit table where necessary in connection therewith, this Amendment does not update or modify any of the information contained in the Original Report (including the references to the Company’s former name, “Source Gold Corp.”). Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission after the date of the Original Report.

2

SOURCE GOLD CORP.*

3

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

4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOURCE GOLD CORP.

(An Exploration Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

January 31, 2016 (unaudited)

Financial Statement Index

5

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

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial/Accounting Officer	Filed herewith.
32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial/Accounting Officer	Furnished herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MATRIX GROUP, INC. (formerly Source Gold Corp.)

Dated: October 28, 2020	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman
	Its:	Chief Executive Officer and President
Principal Executive Officer and Principal Accounting/Financial Officer

