Form 10-Q/A
period 2016-04-30
Golden Matrix Group, Inc.
filed 2020-10-28
CIK 1437925

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

EXPLANATORY NOTE

As disclosed in the Current Report on Form 8-K filed by Golden Matrix Group, Inc. (the “Company”, “we” and “us”) with the Securities and Exchange Commission (the “Commission”) on February 29, 2016, On February 18, 2016, the Board of Directors of the Company appointed (i) Mr. Anthony Brian Goodman as the Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors of the Company, and (ii) Ms. Weiting Feng as Chief Financial Officer and Director of the Company (the “Appointments”). Since the date of the appointments, Mr. Goodman and Ms. Feng have held those same positions with the Company.

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

This Amendment No 1. to the Quarterly Report on Form 10-Q of the Company for the quarter ended April 30, 2016 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, filed by the Company with the Commission on June 20, 2016 (the “Original Report”), to correct the signature page of such Original Report and the Periodic Report Certifications (i.e., to include a new Exhibit 31.1 and 32.1 to the Amendment and remove the prior Exhibits 31.2 and 32.2), to clarify that Mr. Goodman was serving as, and signed off on such Original Report and Periodic Certifications as, the Principal Financial/Accounting Officer of the Company, as well as the Principal Executive Officer of the Company.

Except for the foregoing (and updates to the exhibit table where necessary in connection therewith), this Amendment does not update or modify any of the information contained in the Original Report. Other than as specifically set forth herein, this Amendment continues to speak as of the date of the Original Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission after the date of the Original Report.

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

4

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

Note 6 - Financial Instruments

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

