Form 10-Q/A
period 2016-10-31
Golden Matrix Group, Inc.
filed 2020-10-28
CIK 1437925

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

This Amendment No 1. to the Quarterly Report on Form 10-Q of the Company for the quarter ended October 31, 2016 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended October 31, 2016, filed by the Company with the Commission on December 19, 2016 (the “Original Report”), to correct the signature page of such Original Report and the Periodic Report Certifications (i.e., to include a new Exhibit 31.1 and 32.1 to the Amendment and remove the prior Exhibits 31.2 and 32.2), to clarify that Mr. Goodman was serving as, and signed off on such Original Report and Periodic Certifications as, the Principal Financial/Accounting Officer of the Company, as well as the Principal Executive Officer of the Company.

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

NOTE 2 - GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained a loss from operation of $57,672 for the three months ended October 31, 2016.  The Company had a working capital deficit and stockholders’ deficit of $2,536,321 and $2,536,321 respectively, at October 31, 2016. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for GMGI to continue as a going concern. GMGI's management plans on raising cash from public or private debt or equity financing, on an as needed basis, and in the longer term, revenues from the gambling business. GMGI's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of its gambling business.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description

3.1	Articles of Incorporation of Golden Matrix Group, Inc.*	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.

3.2	Bylaws of Golden Matrix Group, Inc.*	Filed with the SEC on October 7, 2008 as part of our Registration of Securities on Form S-1.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial/Accounting Officer

32.1**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer and Principal Financial/Accounting Officer

________________________

* Filed herewith.

** Furnished herewith.

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

