Form 10-Q/A
period 2017-01-31
Golden Matrix Group, Inc.
filed 2020-10-28
CIK 1437925

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

This Amendment No 1. to the Quarterly Report on Form 10-Q of the Company for the quarter ended January 31, 2017 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, filed by the Company with the Commission on March 17, 2017 (the “Original Report”), to correct the signature page of such Original Report and the Periodic Report Certifications (i.e., to include a new Exhibit 31.1 and 32.1 to the Amendment and remove the prior Exhibits 31.2 and 32.2), to clarify that Mr. Goodman was serving as, and signed off on such Original Report and Periodic Certifications as, the Principal Financial/Accounting Officer of the Company, as well as the Principal Executive Officer of the Company.

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

