Form 10-KT/A
period 2020-01-31
Golden Matrix Group, Inc.
filed 2020-10-28
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT/A

(Amendment No. 2)

(Mark One)

☐     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ____________________

or

☒     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2019 to January 31, 2020

Commission File Number: 000-54840

Golden Matrix Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D131, Las Vegas, NV 89103

(Address of principal offices)(Zip Code)

Registrant’s telephone number, including area code: (702) 318-7548

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised accounting standard provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No 2. to the Transition Report on Form 10-KT of Golden Matrix Group, Inc. (the “Company”, “we” and “us”) for the transition period from August 1, 2019 to January 31, 2020 (this “Amendment”) is being filed to amend the original Transition Report on Form 10-KT for the transition period from August 1, 2019 to January 31, 2020, filed by the Company with the Securities and Exchange Commission (the “Commission”) on June 8, 2020 (the “Original Report”), to:

•	Correct the cover page of such report to be consistent with Form 10-K;
•	Update the disclosure of forward-looking statements;
•	Include information under “Item 1. Business” as to where additional information regarding the Company can be found;
•	Expand certain of the disclosures under “Item 1. Business” to provide more information regarding the agreements disclosed, include more detailed information regarding the Company’s operations; competition; industry; plan of operations; and regulations;
•	Include risk factor disclosure under “Item 1A. Risk Factors”;
•	Update the disclosures under “Item 2. Properties”; “Item 3. Legal Proceedings”, and “Item 14. Principal Accounting Fees and Services”;
•	Update disclosure and provide new code of conduct as an exhibit
•	Update and expand the disclosures under “Item 10. Directors, Executive Officers and Corporate Governance”, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and “Item 13. Certain Relationships and Related Transactions, and Director Independence Transactions with related persons”;
•	Update, expand and correct the disclosures under “Item 11. Executive Compensation”;
•	Include Critical Accounting Policies and Recently Issued Accounting Standards, and a discussion of COVID-19 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
•	Update and expand the Exhibit Index under “Item 15. Exhibits and Financial Statement Schedules” and include certain additional and updated exhibits in such table, and as exhibits to this filing;
•	Clarify under “Item 9A. Controls and Procedures” that the Company’s Chief Executive Officer is the Company’s Principal Executive Officer and Principal Accounting/Financial Officer;
•	Include required Exhibits 4.1 and 21.1;
•	Include “Item 16. Form 10-K Summary”;
•	To clarify that Mr. Anthony Brian Goodman, our Chief Executive Officer, is signing the Amendment (and the certifications attached hereto) as the Principal Executive Officer and Principal Accounting/Financial Officer of the Company; and
•	To make various other changes and updates throughout this Amendment.

Notwithstanding the above, this Amendment continues to speak as of the date of the Original Report and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time of the Original Report. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission after the date of the Original Report (if any).

Additionally, this Amendment does not reflect the Company’s 1-for-150 reverse stock split which was effective June 26, 2020.

FORWARD LOOKING STATEMENTS

This report on Form 10-KT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this report. We cannot assure you that the forward-looking statements in this report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I

Item 1 Business

This information should be read in conjunction with the audited financial statements and the notes thereto included in this report.

In this report, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Golden Matrix” refer specifically to Golden Matrix Group, Inc.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report. Our website address is https://goldenmatrix.com/. The information on, or that may be accessed through, our website is not incorporated by reference into this report and should not be considered a part of this report.

Organizational History

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

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company for the first three months of the agreement and $9,000 per month thereafter, together with $1,500 per month toward rent and reimbursement of expenses. The agreement also provides the right for Articulate to convert any of the amount due into a convertible promissory note, convertible into common stock of the Company at the seven-day average closing price prior to conversion. The agreement continued indefinitely until terminated by either party with 12 months prior notice. On January 1, 2018, the Company and Articulate entered into an addendum to the agreement to terminate the Company’s obligation to pay $9,000 per month to Articulate. On December 1, 2018, the Company and Articulate amended the agreement to require the Company to pay $3,500 per month in rental contribution to Articulate, as well as certain other expenses totalling $2,000. On August 1, 2019, the parties further amended the agreement to increase the amount of rental contribution to $4,000 and provide for certain other expenses to be payable to Articulate totalling $7,000. On November 1, 2019, the parties entered into a further addendum to the agreement, to provide for the agreement to remain in place for continuous 30-day periods, unless either party terminates the agreement with 30 days’ notice.

On April 8, 2016, Mr. Aruda resigned his position on the Board of Directors with the Company. Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On April 22, 2016, the Company entered into an operator services agreement with Game Sparks Technologies Limited (“Gamesparks”), to assist the Company in developing and providing a social online gaming platform. On March 2, 2018, the Company reaffirmed its operator service agreement with Gamesparks, now a wholly-owned division of Amazon.com Inc (“Amazon”). This project is currently on hold and the Company will reassess the viability of this project in the new financial year.

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with the Note Holders, who held notes pursuant to agreements made with previous management, in the amount totaling $2,693,697, and in exchange for the return of mining claims held by the Company.

On June 1, 2016, the Company entered into a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), whereby the Company agreed to provide certain proprietary technology in the form of a Credit Management system, Gaming system and other Marketing and Gaming Technology. This agreement was to bring operating revenue to the Company, and also solidify the Company’s expertise in the gaming market. The distribution usage rights agreement was cancelled effective as of December 1, 2018.

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

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC (“Luxor”), which is wholly-owned by the Company’s Chief Executive Officer Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how relating to a proprietary gaming solution from Luxor (the “GM2 Asset”), in exchange, the Company issued 625,000,000 shares of common stock, and an Earn Out Payment calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period from March 1, 2018 to February 28, 2019. A convertible note was required to be issued to Luxor before April 30, 2019, was to bear interest at the rate of 4% per annum, and be convertible into shares of the Company’s common stock at a conversion price equal to the average of the seven trading days closing prices on the date prior to conversion. The GM2 Asset included all source code and documentation.

•	On April 1, 2019, the Company issued a Promissory Note, which final note terms provide for the principal sum of One Million and Thirty One Thousand Five Hundred Sixty Seven (USD $1,031,567), with interest accruing on the unpaid balance at a rate of 6% percent per annum. Intallments of 20% of the total value of principal and interest was due on signing this agreement, 40% of the total value was due on October 1, 2019, and 40% of the total value including any accrued interest was due on the April 1, 2020.

The full balance on the Promissory Note, including any accrued interest, is due and payable on the 1st day of April, 2020.

As of January 31, 2020, the balance of the principal of the Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable was $4,000. The total amount due was $213,267, which is convertible into the Company’s common stock as discussed above.

The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Gaming Clientele.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and director, and his wife. Pursuant to the License Agreement, Articulate received a license from the Company to use the GM2 Asset technology in East Asia to support gaming activity on mobile and desktop devices. Articulate agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars) in consideration for the use of the GM2 Asset technology. Specifically, the Company is due 0.25% of the monthly fees generated by the GM2 Asset in the event such fees are less than $100,000,000; 0.2% of the monthly fees generated by the GM2 Asset in the event such fees are over $100,000,000 and less than $200,500,000 and 0.15% of the monthly fees generated by the GM2 Asset in the event such fees are over $200,500,001.

Any amount of fees not paid when due accrues interest at the lesser of 3% per annum above LIBOR or the highest rate permitted by law. The License Agreement had an initial term of 12 months and automatically renews thereafter for additional 12-month terms, provided that the License Agreement may be terminated at any time with 30 days prior notice.

On July 1, 2018, the Company entered into a License Agreement with Red Label Technology Pty Ltd (“Red label Tech”), the Company agreed to provide interactive gaming technology, online marketing systems and customer relation management systems. Red label Tech received a license from the Company to use a unique system in incorporating gaming content, gaming management and marketing solutions to support B2B business.

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech, The parties have agreed to suspend minimum monthly charges from December 1, 2018 and work together to enter into a Co-operation agreement in coming months.

About our Prior Claims

The Company no longer has any mining assets. All mining claims and assets were disposed of and or transferred in exchange of the cancellation of Convertible Notes held by various Note Holders.

About our Online Gaming Technology

GMGI has changed the direction of the Company’s business to focus on software technology.

We develop and own online gaming intellectual property (IP) and build configurable and scalable white-label gaming platforms for our international customers, located primarily in the Asia Pacific region. The gaming IP includes tools for marketing, acquisition, retention and monetization of users. The Company’s platform can be accessed through both desktop and mobile applications. Our sophisticated software automatically declines any gaming or redemption requests from within the United States, in strict compliance with current U.S. law.

Our main product is the GM-X System, a configurable and scalable gaming platform, which grants access to 5,000 + games across 25 + providers.

The platform offers:

•	White Label – Flexible front-end development
•	Data Analytics –Overview of the gaming platform’s performance
•	Support – 24/7 Gaming Support
•	Player Insight – Helps to understand end-user gaming preferences
•	Game Management – Highlights specific gaming content for end-users
•	Currency – All major currencies supported
•	Flexible Bonuses – Incentivize players to drive acquisition and retention
•	Languages – Multiple out-of-the-box language options

We offer a GM-X turnkey solution, which is a complete software package for starting an online gaming business. Designed with industry best practices in mind, our solution is integrated with thousands of games from industry-leading content providers.

The GM-X turnkey solution offers a full suite of tools and features for successfully operating and maintaining an online gaming website; from player registration to user management and content management.

We offer highly modular, configurable and scalable gaming platforms for our international customers in an effort to promote user acquisition, engagement, retention and monetization.

Competition

We operate in a global and dynamic market and compete with a variety of organizations that offer services similar to those that we offer. We face competition primarily from: (1) other gaming companies that provide competing services and products to customers, (2) online and retail casino operators that develop their own proprietary online gaming capabilities, and (3) other similar existing or developing technology providers that develop competing platforms.

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

Industry

According to an April 2020 report by Grand View Research, the global online gambling market size was valued at $53.7 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 11.5% from 2020 to 2027, reaching $127.3 billion by 2027.

Plan of Operations

Our objective in managing capital is to ensure that we have sufficient liquidity to manage our business and growth objectives while maximizing return to shareholders. Liquidity is necessary to meet our existing general capital needs, fund the our growth and expansion plans, and undertake certain capital market activities. We have historically met our liquidity needs through cash flow generated from operations. Our current objective is to meet all of our current liquidity and existing general capital requirements from the cash flow generated from ongoing operations. We may raise funding in the future to conduct potential acquisitions through the issuance of debt and/or the sale of capital stock. The COVID-19 pandemic has had no material impact on our business to date and we expect our business to be generally resilient to the pandemic. We have been able to maintain operations with employees working remotely to sustain our sales and the support of our online products. Notwithstanding the above, we have expierenced minor productivity issues in connection with the movement of certain resources as a result of the pandemic. However, many people at home, globally, and unable to work, online gaming has seen record numbers of players during the pandemic as a popular activity to counter physical distancing and isolation which has, in some cases, helped boost our revenues compared to pre-pandemic levels.

We have no immediate plans to purchase or sell any plant or significant equipment and no plans to significantly change our numbers of employees.

We believe we have adequate resources to continue in operational existence for the foreseeable future.

Over the next five years, we plan to:

•	Support our existing customers as they continue to scale up their respective iGaming operations.
•	Deploy additional gaming content and allied products to not only generate additional revenues, but also provide value to our customers in terms of customer engagement, loyalty and retention.
•	Grow our internal resources to support their evolving curstomer requirements.
•	Continue to invest in our proprietary GM-X platform’s functionality by expanding our gaming content library and third-party gaming content integrations.
•	Move expeditiously to obtain regulatory approvals to operate in new regulated global markets.
•	Form new relationships and partnerships with leading gaming companies to ensure larger distribution channels, more global markets and a broader range of gaming content.
•	Continue to acquire new casino operator customers in existing and new regulated markets.
•	Continue to invest in sales and marketing initiatives to aggressively pursue new deployment opportunities.
•	Expand our gaming content development capabilities.
•	Invest in our gaming development capabilities in order to expand our portfolio of high-quality, in-house content, which we intend to strategically serve within our GM-X proprietary system in order to improve our overall margins.
•	Seek to obtain a U.S. gaming license that will enable us to enter the U.S. market (where legal).
•	Pursue a merger and acquisition strategy, whereby we intend to pursue a growth strategy aimed at strengthening our competitive position in the markets in which we compete through the acquition of other profitable and cash positive businesses that we believe will be accretive to our business.

Regulation

The offering of online gaming platforms and related software and solutions is subject to extensive regulation and approval by various national, federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gaming laws require us to obtain licenses or findings of suitability from gaming authorities for our platforms and products. The criteria used by gaming authorities to make determinations as to the qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough and sometimes lengthy investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms and we will not market our gaming platform or services in these jurisdictions.

We sell and license our products to operators in the online gaming industry whose ability to operate in any jurisdiction may be impacted by changes in regulations. Even in jurisdictions where we have licenses, there can be no guarantee that a jurisdiction will not change its regulations in ways that impair our revenue or that would cause us to incur significant operating expenses in order to maintain compliance. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could cause us to incur substantial additional compliance costs and adversely affect our operating results. See “Risk Factors,” for an additional discussion regarding such risks.

Item 1A. Risk Factors

Risks Related to the Company in General

We may require additional financing, and we may not be able to raise funds on favorable terms or at all.

We had working capital of $ 2,473,198 as of January 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions.

The most likely source of future funds presently available to us will be through the sale of equity capital. Any sale of share capital will result in dilution to existing stockholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current stockholders;

●

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

●

if we fail to obtain required additional financing to grow our business, we would need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect stockholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing and any financing commitments may result in dilution to our existing stockholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our stockholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then stockholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available.

The ability of our business to grow and compete depends on the availability of adequate capital, which in turn depends in large part on our cash flow from operations and the availability of equity and debt financing. Our cash flow from operations may not be sufficient or we may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

If we are unable to manage future growth effectively, our profitability and liquidity could be adversely affected.

Our ability to achieve our desired growth depends on our execution in functional areas such as management, sales and marketing, finance and general administration and operations. To manage any future growth, we must continue to improve our operational and financial processes and systems and expand, train and manage our employee base and control associated costs. Our efforts to grow our business, both in terms of size and in diversity of customer bases served, will require rapid expansion in certain functional areas and put a significant strain on our resources. We may incur significant expenses as we attempt to scale our resources and make investments in our business that we believe are necessary to achieve long-term growth goals. If we are unable to manage our growth effectively, our expenses could increase without a proportionate increase in revenue, our margins could decrease, and our business and results of operations could be adversely affected.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;
●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
●	the effect of any government regulations which relate to the business acquired;
●

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. During the six months ended January 31, 2020 and 2019, revenues from related party were $1,087,816 and $1,349,485, and revenues from third parties were $670,783 and $2,752. The increase of total revenue can be attributed to the increasing registered end-users from our third-party customers. We may not generate profitable operations in the future to ensure our continuation.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, including our Chief Executive Officer, Anthony Brian Goodman, who plays an active role in our operations. Moving forward, should the services of Mr. Goodman be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any key person life insurance policies on our executive officers. If our executive officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our stockholders.

Our Chief Executive Officer, Anthony Brian Goodman, beneficially owns approximately 99.986% of our voting shares. As a result, he has the ability to influence matters affecting our stockholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investor who purchases shares will be a minority stockholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because of Mr. Goodman’s voting control, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Goodman may differ from the interests of the other stockholders and thus result in corporate decisions that are averse to other stockholders.

Global pandemics, such as COVID-19 have had, and could in the future have an adverse impact on our revenue and results of operations.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets. Many customers have decreased or paused their spending as a response to the economic uncertainty, declines in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which may not be able to be accurately predicted. In addition, our clients’ businesses or cash flows have been and may continue to be negatively impacted by COVID-19, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’ or clients’ or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for the forecasting of revenue and operating results and to make decisions regarding operational cost structures and investments. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for gaming platforms, systems and gaming content and other technology offerings, on the economic health of customers that benefit from our products. Economic downturns or unstable market conditions may cause customers to decrease or pause their acquisition budgets, which could reduce spending on our products and adversely affect our business, financial condition and results of operations. Similarly, economic downturns could also decrease the amount of disposable income end-users have available for gaming platforms, systems and gaming content. Additionally, as described above, public health crises may disrupt the operations of our customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact their business and results of operations, including cash flows.

If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected.

We rely to a significant degree on trade secret laws to protect our proprietary information and technology. Breaches of the security of our data center systems and infrastructure or other IT resources could result in the exposure of our proprietary information. Additionally, our trade secrets may be independently developed by competitors. The steps we have taken to protect our trade secrets and proprietary information may not prevent unauthorized use or reverse engineering of our trade secrets or proprietary information. Additionally, to the extent that we have not registered the copyrights in any of our copyrightable works, we will need to register the copyrights before we can file an infringement suit in the United States (or another jurisdiction), and our remedies in any such infringement suit may be limited.

Effective protection of our intellectual property rights may require additional filings and applications in the future. However, pending and future applications may not be approved, and any of our existing or future patents, trademarks or other intellectual property rights may not provide sufficient protection for our business as currently conducted or may be challenged by others or invalidated through administrative process or litigation. Additionally, patent rights in the United States have switched from the former “first-to-invent” system to a “first-to-file” system, which may favor larger competitors that have the resources to file more patent applications. Additionally, to the extent that our employees, contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights to such intellectual property.

Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position.

To protect or enforce our intellectual property rights, we may initiate litigation against third parties. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may unintentionally provoke third parties to assert claims against us. These claims could invalidate or narrow the scope of our intellectual property. We may not prevail in any lawsuits that we may initiate and the damages or other remedies awarded, if any, may not be commercially valuable. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. The occurrence of any of these events may adversely affect our business, financial condition and results of operations.

We may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property rights of others.

The gaming platforms, systems and gaming content industries are characterized by the existence of large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in these industries are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use.

Our success depends, in part, upon the non-infringement of intellectual property rights owned by others and being able to resolve claims of intellectual property infringement or misappropriation without major financial expenditures or adverse consequences. From time to time, we may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others.

Regardless of whether claims against us have any merit, these claims will likely be time-consuming and costly to evaluate and defend, and the outcome of any litigation is inherently uncertain. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing on patents or other intellectual property rights could:

•	subject us to significant liabilities for monetary damages, which may be tripled in certain instances;

•	prohibit us from developing, commercializing or continuing to provide some or all of our offerings unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, who may not be willing to offer them on terms that are acceptable to us, or at all;

•	subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our then clients, customers and partners;

•	cause delays or stoppages in providing offerings;

•	cause clients, potential clients, and partners to avoid working with us;

•	divert the attention and resources of management and technical personnel;

•	harm our reputation; and

•	require technology or branding changes to our offerings that could cause us to incur substantial costs.

A significant amount of our revenues come from related parties and only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.

At the present time, we are dependent on only two customers for all of our business, revenue and results of operations, the most significant of which is a related party. The Company’s major revenues for the six months ended January 31, 2020 were from two customers, Articulate Pty Ltd (a related party which is beneficially owned by Anthony Brian Goodman, our Chief Executive Officer and director, and his wife) and Red Label Technology Pty Ltd. For the six months ended January 31, 2020, the aggregate amount of revenues from the two customers were $1,758,599. Articulate Pty Ltd accounted for 62% and Red Label Technology Pty Ltd accounted for 38%. As of January 31, 2020, the net amount of accounts receivable from the two customers were $1,850,214. Articulate Pty Ltd accounted for 57% and Red Label Technology Pty Ltd accounted for 43%. For the six months period ended January 31, 2020, the total cash received from Articulate Pty Ltd was $1,017,500 and accounted for 88% of total cash received from customers.

As a result, the majority of our revenues have historically been due to only two customers, including Articulate, which is a related party, and we anticipate this trend continuing moving forward. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations. Additionally, Mr. Goodman, who controls Articulate, may have conflicts of interest, or perceived conflicts of interest with the Company and/or its shareholders, and any change in the terms of the Company’s agreements or understandings with Articulate may have a material adverse effect on the Company and the value of its securities.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The gaming platforms, systems and gaming content industries are highly competitive. We compete with numerous local competitors for such services. Many of our competitors are larger, more established companies with greater resources to devote to marketing, as well as greater brand recognition. Moreover, if one or more of our competitors or suppliers were to merge, the change in the competitive landscape could adversely affect our competitive position. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our net sales, margins, and profitability and our future prospects for success may be harmed.

Corporate governance and reporting risks

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Part II” - “Item 9. Controls and Procedures”, as of January 31, 2020, our management has determined that our disclosure controls and procedures were not effective. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020, and determined that such internal control over financial reporting was not effective as a result of such assessment.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us or our management. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or our periodic reports filed with the SEC.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange and The NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or The NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

Risks relating to our common stock:

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 6,000,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of May 28th 2020, we have 2,855,318,757 shares of common stock issued and outstanding and 1,000 shares of Series B Voting Preferred Stock issued and outstanding. On August 10, 2015, the Company’s Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock. The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. Such shares of Series B Voting Preferred Stock are beneficially owned by Anthony Brian Goodman, our Chief Executive Officer and director.

As a result of the number of authorized but unissued shares of our common stock and preferred stock, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders. Additionally, shares of preferred stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super-majority voting power over our shares (similar to our outstanding Series B Voting Preferred Stock), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing stockholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super-majority voting rights (similar to our outstanding Series B Voting Preferred Stock) and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

There is currently a volatile market for our common stock.

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets under the symbol “GMGI,” however, we currently have a volatile market for our common stock, which is subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate new revenues;
●	increased competition; and
●	conditions and trends in the market for our services and products.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, global epidemics or pandemics, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

Stockholders may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Exchange Act, if the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of Company stockholders to sell their securities in the secondary market.

Risks Related to Our Industry

We operate in a rapidly evolving industry and if we fail to successfully develop, market or sell new products or adopt new technology, it could materially adversely affect our results of operations and financial condition.

Our software products compete in a market characterized by rapid technological advances, evolving standards in software technology and frequent new product introductions and enhancements that may render existing products and services obsolete. Competitors are continuously upgrading their product offerings with new features, functions and content. In addition, we attempt to continuously refine our software and technology offerings to address regulatory changes in the markets in which we operate and plan to operate. In order to remain competitive, we will need to continuously modify and enhance our technology platform and service offerings. We may not be able to respond to rapid technological changes in our industry. In addition, the introduction of new products or updated versions of existing products has inherent risks, including, but not limited to, risks concerning:

●	product quality, including the possibility of software defects, which could result in claims against us or the inability to sell our products;
●	the accuracy of our estimates of customer demand, and the fit of the new products and features with a customer’s needs;
●	the need to educate our personnel to work with the new products and features, which may strain our resources and lengthen sales;
●	market acceptance of initial product releases; and
●	competitor product introductions or regulatory changes that render our new products obsolete.

We cannot assure you that we will be successful in creating new technology for our products in the future. We may encounter errors resulting from a significant rewrite of the software code. In addition, as we transition to newer technology platforms for our products, our customers may encounter difficulties in the upgrade process, which could cause them to lose revenue or review their alternatives with a competing supplier.

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include additional investments in development of our software and other intellectual property. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced products, the demand for our products, particularly older versions of our products may decline.

The online gaming industry is highly competitive, and if we fail to compete effectively, we could experience price reductions, reduced margins or loss of revenues.

The online gaming industry is highly competitive. A number of companies offer products that are similar to our products and target the same markets as we do. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, broader or more integrated product offerings, larger technical staffs and a larger installed customer base than we do. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, develop superior products, and devote greater resources to the development, promotion and sale of their products than we can.

Because of the rapid growth of our industry, and the relatively low capital barriers to entry in the software industry, we expect additional competition from other established and emerging companies. Additionally, as our customers become more experienced or successful, they may look to develop their own proprietary solutions or may look more aggressively at competing platforms. Additionally, our competitors could combine or merge to become more formidable competitors or may adapt more quickly than we can to new technologies, evolving industry trends and changing customer requirements. If we fail to compete effectively, (a) we could be compelled to reduce prices in order to be competitive, which could reduce margins, or (b) we would lose market share, any of which could materially adversely affect our strategy, our business, results of operations and financial condition.

A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact our financial performance.

Gaming and other leisure activities that our customers offer represent discretionary expenditures and players’ participation in those activities may decline if discretionary consumer spending declines, including during economic downturns, when consumers generally earn less disposable income. Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as:

●	perceived or actual general economic conditions;
●	fears of recession and changes in consumer confidence in the economy;
●	high energy, fuel and other commodity costs;
●	the potential for bank failures or other financial crises;

●	a soft job market;
●	an actual or perceived decrease in disposable consumer income and wealth;
●	increases in taxes, including gaming taxes or fees; and
●	terrorist attacks or other global events.

During periods of economic contraction, our revenues may decrease while most of our costs remain fixed and some costs even increase, resulting in decreased earnings.

We face the risk of fraud, theft, and cheating.

We face the risk that third-parties, employees or consultants may attempt or commit fraud or theft or cheat using our products. Such risks include backdoors, nefarious code and other efforts. Failure to discover such acts or schemes in a timely manner could result in losses in our operations and those of our customers. Negative publicity related to such acts or schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business.

We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

Our information systems and data, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. Our website may become subject to denial of service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

The techniques used to obtain unauthorized, improper, or illegal access to our systems, our data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched. Although we have developed systems and processes designed to protect our data and customer data and to prevent data loss and other security breaches and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security.

Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could damage our computer or telecommunications systems, impact our ability to service our customers, adversely affect our operations and the results of operations, and have an adverse effect on our reputation. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution and other critical functions. We may also be subject to regulatory penalties and litigation by customers and other parties whose information has been compromised, all of which could have a material adverse effect on our business, results of operations and cash flows.

Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.

Our systems may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services will result in a loss of revenue and could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or their business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

The full-time availability and expeditious delivery of our products and services is a critical part of our offerings to our consumers. We continually refine our technology, implementing system upgrades. Despite network security, disaster recovery and systems management measures in place, we may encounter unexpected general systems outages or failures that may affect our ability to conduct development activities, provide maintenance services for our products, manage our contractual arrangements, accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our consolidated financial statements. Additionally, these unexpected systems outages or failures may require additional personnel and financial resources, disrupt our business or cause delays in the reporting of our financial results. We may also be required to modify, enhance, upgrade or implement new systems, procedures and controls to reflect changes in our business or technological advancements, which could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources.

We also rely on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction and damage to our reputation and brands, and materially and adversely affect our business. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.

We have business operations located in non-U.S. countries which subjects us to additional costs and risks that could adversely affect our operating results.

Certain of our operations are in, and sales take place outside of, the U.S. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

●	challenges caused by distance as well as language and cultural differences;
●	general economic conditions in each country or region;
●	regulatory changes;
●	political unrest, terrorism and the potential for other hostilities;
●	public health risks, particularly in areas in which we have significant operations;
●	longer payment cycles and difficulties in collecting accounts receivable;
●	overlapping or changes in tax regimes;

●	difficulties in transferring funds from certain countries;
●	laws such as the U.K. Bribery Act 2010 and the U.S. Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials; and
●	reduced protection for intellectual property rights in some countries.

If we are unable to expand or adequately staff and manage our existing development operations located outside of the U.S., we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, and results of operations.

Our results of operations may be adversely affected by fluctuations in currency values.

We receive revenues and expend expenses in currencies other than the U.S. dollar. Changes in the value of the currencies which we receive revenues and pay expenses, versus each other, and the U.S. dollar, could result in an adverse charge being recorded to our income statement. Our currency remeasurement gains and losses are charged against earnings in the period incurred.

We depend on the services of key personnel to execute our business strategy. If we lose the services of our key personnel or are unable to attract and retain other qualified personnel, we may be unable to operate our business effectively.

We believe that the future success of our business depends on the services of a number of key management and operating personnel. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave us. In addition, our ability to manage our growth depends, in part, on our ability to identify, hire and retain additional qualified employees. We face intense competition for qualified individuals from numerous technologies, software and service companies. If we are unsuccessful in attracting and retaining these key management and operating personnel our ability to operate our business effectively could be negatively impacted and our business, operating results and financial condition would be materially adversely affected.

We may be liable for product defects or other claims relating to our products.

Our products could be defective, fail to perform as designed or otherwise cause harm to our customers, their equipment or their products. If any of our products are defective, we may be required to recall the products and/or repair or replace them, which could result in substantial expenses and affect our profitability. Any problem with the performance of our products, could harm our reputation, which could result in a loss of sales to customers and/or potential customers. In addition, the occurrence of errors in, or fraudulent manipulation of, our products or software may give rise to claims by our customers or by our customers’ patrons, including claims by our customers for lost revenues and related litigation that could result in significant liability. Any claims brought against us by customers may result in diversion of management’s time and attention, expenditure of large amounts of cash on legal fees and payment of damages, lower demand for our products or services, or injury to our reputation. Our insurance, if any, may not sufficiently cover a judgment against us or a settlement payment and is subject to customary deductibles, limits and exclusions. In addition, a judgment against us or a settlement could make it difficult for us to obtain insurance in the coverage amounts necessary to adequately insure our businesses, or at all, and could materially increase our insurance premiums and deductibles. In addition, software bugs or malfunctions, errors in distribution or installation of our software, failure of our products to perform as approved by the appropriate regulatory bodies or other errors or malfunctions, may subject us to investigation or other action by gaming regulatory authorities, including fines.

Risks Related to Regulation

Our products are generally part of new and evolving industries, which presents significant uncertainty and business risks.

The gaming platforms, systems and gaming content industries are relatively new and continue to evolve. Whether these industries grow and whether our business will ultimately succeed, will be affected by, among other things, mobile platforms, legal and regulatory developments (such as passing new laws or regulations or extending existing laws or regulations to online gaming and related activities), taxation of gaming activities, data and information privacy and payment processing laws and regulations, and other factors that we are unable to predict and which are beyond our control.

Given the dynamic evolution of these industries, it can be difficult to plan strategically, including as it relates to product launches in new or existing jurisdictions which may be delayed or denied, and it is possible that competitors will be more successful than we are at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation in new and existing jurisdictions, we may become subject to additional compliance-related costs, including regulatory infractions, licensing and taxes. If our product offerings do not obtain popularity or maintain popularity, or if they fail to grow in a manner that meets our expectations, or if we cannot offer our product offerings in particular jurisdictions that may be material to our business, then our results of operations and financial condition could be harmed.

The Company is subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict the Company’s business practices, including cessation of business activities in sanctioned countries or with sanctioned entities. Violations of these laws and regulations could result in significant fines, criminal sanctions against the Company, its officers or its employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of its business and its inability to market and sell the Company’s products in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

Our product offerings must be approved in most regulated jurisdictions in which they are offered; this process cannot be assured or guaranteed.

If we fail to obtain necessary gaming licenses in a given jurisdiction, we would likely be prohibited from distributing and providing our product offerings in that particular jurisdiction. If we fail to seek, do not receive, or receive a suspension or revocation of a license in a particular jurisdiction for our product offerings (including any related technology and software) then we cannot offer the same in that jurisdiction and our gaming licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions. We may not be able to obtain all necessary licenses in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. If we are unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects.

To the extent new online gaming jurisdictions are established or expanded, we cannot guarantee we will be successful in penetrating such new jurisdictions or expanding our business or customer base in line with the growth of existing jurisdictions. As we directly or indirectly enter into new markets, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate directly or indirectly within these new markets or if our competitors are able to successfully penetrate geographic markets that we cannot access or where we face other restrictions, then our business, operating results and financial condition could be impaired. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which it operates.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond the control of the Company. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals visiting casinos, whether land-based or online, or otherwise engaging in entertainment and leisure activities, including gaming. As a result, the Company cannot ensure that demand for its products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, all of which may be caused by, or exacerbated by, the COVID-19 pandemic, could lead to a further reduction in discretionary spending on leisure activities, such as gaming. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce the Company’s online games, reducing the Company’s cash flows and revenues. If the Company experiences a significant unexpected decrease in demand for its products, it could incur losses.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, the Company may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend the Company against claims by third parties, or to enforce any rights that the Company may have against third parties, may be necessary, which could result in substantial costs and diversion of the Company’ resources, causing a material adverse effect on its business, financial condition and results of operations. The Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results.

All of the Company’s operations are conducted in foreign jurisdictions. It is expected that the Company will derive a significant portion of its revenue from transactions denominated in currencies other than the United States dollar, and the Company expects that receivables with respect to foreign sales will continue to account for a significant majority of its total accounts and receivables outstanding. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where it conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of the United States or enforcing American judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on it. Some countries in which the Company may operate may be considered politically and economically unstable.

Doing business in the industries in which the Company operates often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Management of the Company is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase the Company’s cost of doing business or affect its operations in any area.

The Company may in the future enter into agreements and conduct activities outside of the jurisdictions where it currently carries on business, which expansion may present challenges and risks that the Company has not faced in the past, any of which could adversely affect the results of operations and/or financial condition of the Company.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

Legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense. Our business will likely also suffer if our products became obsolete due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

Gaming opponents may persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of our operations.

There is significant debate over, and opposition to, land-based and interactive gaming. We cannot assure that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted or causing the repeal of legalized gaming in any jurisdiction. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on our results of operations, cash flows and financial condition.

In addition, there is significant opposition in some jurisdictions to gaming (online or otherwise). Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive gaming specifically. These could result in a prohibition on gaming or increase our costs to comply with these regulations, all of which could have an adverse effect on our results of operations, cash flows and financial condition.

Regulators and investors may perceive gaming software suppliers and operators similarly, and consider their respective regulatory risk to be similar.

While operators that directly provide wagering services to their customers are generally perceived to be exposed to a greater degree of enforcement risk than their suppliers, in some jurisdictions laws extend to directly impact such suppliers. Furthermore, a supplier’s nexus with a particular jurisdiction may expose it to specific enforcement risks, irrespective of whether there has been an attempt to bring proceedings against any supported operator. In some circumstances, enforcement proceedings brought against an operator may result in action being taken against a supplier (and even brought in the absence of the former).

Ultimately, the market may view, or in the future may view, the regulatory risk associated with the business of supplying software and services to gaming operators as being comparable with the regulatory risk attaching to operators themselves. In such circumstances, there is an associated risk that investors may apply valuation methods to any such supplier that are the same as the valuation methods used to value operators, and which build in the same regulatory risk even though, in many territories, such suppliers would be considered sufficiently removed from the transactional activity to warrant the application of a discrete risk analysis.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company has an agreement with Articulate Pty Ltd, to utilize its premises on a month to month basis at $11,000 per month.

Item 3. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

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

12 Month Period Ended January 31, 2020	High	Low

First Quarter ended April 30, 2019	$0.0039	$0.0011
Second Quarter ended July 31, 2019	0.0067	0.0022
Third Quarter ended October 31, 2019	0.0073	0.0036
Fourth Quarter ended January 31, 2020	0.0060	0.0035

12 Month Period Ended January 31, 2019	High	Low

First Quarter ended April 30, 2018	$0.0012	$0.0002
Second Quarter ended July 31, 2018	0.0028	0.0003
Third Quarter ended October 31, 2018	0.0012	0.0006
Fourth Quarter ended January 31, 2019	0.0014	0.0008

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

Recent sales of unregistered securities

During the three months ended January 31, 2020, there were no sales of unregistered securities.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors.

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

Our financial focus is on long-term, sustainable growth in revenue with marginal increases in expenses. The Company’s activity is highly scalable. We are highly encouraged by recent revenue growth, clearly demonstrating the acceptance and reputation of the Company’s GM-X system and its gaming content. We will continuously add new products to our offering and the Company expects revenue growth for the foreseeable future.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. The range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products and services; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Currently we believe that we have sufficient cash on hand, and availability to raise additional funding, or borrow additional funding, as needed, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Results of operations for the six months ended January 31, 2020 as compared to the six months ended January 31, 2019

Revenues

During the six months ended January 31, 2020 and 2019, revenues from related party were $1,087,816 and $1,349,485, and revenues from third party were $670,783 and $2,752. The increase of total revenue can be attributed to the increasing registered end-users from our third-party customers.

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

General and administrative Expenses

During the six months ended January 31, 2020 and 2019, general and administrative expenses in total were $297,149 and $221,616, respectively. The general and administrative expenses from related parties were $66,000 and $88,240, respectively. The increase in general and administrative expense was primarily a result of the increase in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the six months ended January 31, 2020 and 2019, the acquisition cost was $0 and $84,082, respectively. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly-owned by the Company’s Chief Executive Officer Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”) and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. As of July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost for the six months ended January 31, 2019 was an adjustment to the estimated number.

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

Bad Debt Expense

During the six months ended January 31, 2020 and 2019, bad debt expenses were $10,839 and $0, respectively. As of January 31, 2020, the Company had an accounts receivable of $10,839 from Globaltech Software Services LLC, a Company from which our CEO previously had an interest but does not have an interest as of this date. The amount was due over one year, so the Company decided to record a bad debt expense for the total amount of $10,839.

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

Results of operations for the year ended July 31, 2019 as compared to the year ended July 31, 2018

Revenues

The Company generated $2,429,442 revenues from related parties during the year ended July 31, 2019 as compared to $915,804 for the year ended July 31, 2018. The Company generated $452,771 in revenues from third parties for the year ended July 31, 2019 compared to $0 for the year ended July 31, 2018.

The increase in revenues was primarily due to two factors:

On July 1, 2018, Red Label Technology Pty Ltd and the Company entered into a License Agreement. Red Label wished to license the use of the GMX System to support its B2B business. During the year ended July 31, 2019, Red Label Technology Pty Ltd contributed to 16% of the total revenue.

On July 1, 2018, Articulate Pty Ltd and the Company entered into an Addendum to License Agreement ( “Addendum”). Articulate requested that the Company provide system for usage in Malaysian Currency. The new market also contributed to 26% of the total revenue of this year.

Cost of goods sold

During the years ended July 31, 2019 and 2018, costs of goods sold were $21,998 and $72,003, respectively. During Financial year 2018, the Company recognized the value of stock options granted to consultants in terms of the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 asset. The decrease in cost of goods sold during the fiscal year ended 2019 was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date.

General and administrative Expenses

During the years ended July 31, 2019 and 2018, general and administrative expenses in total were $520,987 and $395,140, respectively. The general and administrative expenses from related parties were $199,648 and $209,100, respectively. The increase in general and administrative expense was primarily a result of the increase in consulting fees and back office expenses. General and administrative expenses consisted primarily of advertising and promotion expenses, general office expenses and consulting fees.

Compensation Expense – Acquisition Cost - Related Party

During the years ended July 31, 2019 and 2018, the acquisition cost was $90,873 and $1,242,812, respectively. The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly-owned by Company’s Chief Executive Officer Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”) and 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. As of July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost for the year ended July 31, 2019 was an adjustment to the estimated number.

Professional fees

During the years ended July 31, 2019 and 2018, professional fees were $60,631 and $67,687, respectively. The auditing fee increased by $16,967, but $15,877 of which was paid for the year ended July 31, 2018. There was a decrease in the legal fees by $14,572. Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees.

Amortization Expense

During the years ended July 31, 2019 and 2018, amortization expenses were $206,842 and $129,109, respectively. The increased amortization expense was due to stock options granted to Anthony Brian Goodman and Weiting Feng in terms of the 2018 Equity Incentive Plan.

Bad Debt Expense

During the years ended July 31, 2019 and 2018, bad debt expenses were $168,557 and $0, respectively. As of July 31 2019, the Company had an accounts receivable of $433,115 from Red Label Technology Pty Ltd. Whilst management is confident that Red Label Technology will settle the debt, it has recorded a bad debt expense in the amount of $168,557.

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

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of January 31, 2020, the Company had a cash balance of $1,856,505, compared to $1,731,095 as of July 31, 2019. The Company had a net working capital (difference between current assets and current liabilities) of $2,473,198 as of January 31, 2020, compared to net working capital of $1,178,328 as of July 31, 2019.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 3 - Summary of Accounting Policies”, to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data”.

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

Houston, TX

June 8, 2020

GOLDEN MATRIX GROUP, INC

Consolidated Balance Sheets

	January 31, 2020	July 31, 2019
ASSETS

Current assets:
Cash and cash equivalents	$1,856,505	$1,731,095
Accounts receivable, net	791,340	264,558
Accounts receivable – related parties, net	1,058,874	1,009,397
Total current assets	3,706,719	3,005,050
Total assets	$3,706,719	$3,005,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$25,621	$41,104
Accounts payable - related parties	660,682	526,541
Advances from shareholders	1,000	1,000
Accrued interest	41,964	24,510
Settlement payable - related party	290,000	145,000
Convertible notes payable, net of discounts	30,000	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	174,254	1,033,567
Derivative liabilities – note conversion feature	-	15,000
Total current liabilities	1,233,521	1,826,722

Settlement payable - related party – long-term	-	145,000
Total non-current liabilities	-	145,000
Total liabilities	$1,233,521	$1,971,722

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 6,000,000,000 shares authorized, 2,845,318,757 and 2,845,318,757 shares issued and outstanding, respectively	28,453	28,453
Additional paid-in capital	27,916,389	27,443,293
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,470,961)	(26,437,735)
Total shareholders’ equity	2,473,198	1,033,328
Total liabilities and shareholders’ equity	$3,706,719	$3,005,050

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Operations

	Six Months Ended	Years Ended
	January 31, 2020	July 31, 2019	July 31, 2018

Revenues	$670,783	$452,771	$-
Revenues-related party	1,087,816	2,429,442	915,804
Cost of goods sold	(57,224)	(21,998)	(72,003)
Gross profit	1,701,375	2,860,215	843,801

Costs and expenses:
G&A expense	231,149	321,339	186,040
G&A expense- related party	66,000	199,648	209,100
Compensation expense - Acquisition cost – related party	-	90,873	1,242,812
Professional fees	26,944	60,631	67,687
Amortization expenses	392,101	206,842	129,109
Bad debt expense	10,839	168,557	-
Total operating expenses	727,033	1,047,890	1,834,748
Gain (loss) from operations	974,342	1,812,325	(990,947)

Other income (expense):
Interest expense	(26,227)	(45,350)	(162,041)
Interest earned	18,659	8,120	-
Gain (loss) on extinguishment of debt	-	(106)	129
Gain (loss) on derivative liability	-	(5,081)	(165,514)
Total other income (expense)	(7,568)	(42,417)	(327,426)
Net income (loss)	$966,774	$1,769,908	$(1,318,373)

Net earnings (loss) per common share – basic	$0.00	$0.00	$(0.00)
Net earnings (loss) per common share diluted	$0.00	$0.00	$(0.00)
Weighted average number of common shares outstanding – basic	2,845,318,757	2,814,601,020	1,159,457,924
Weighted average number of common shares outstanding –diluted	4,179,262,381	4,138,911,172	1,159,457,924

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Deficit

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Income Loss)	Deficit	Deficit
Balance at July 31, 2017	1,000	$-	141,096,983	$1,411	$25,350,795	$1,600	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	1,046,246,456	10,462	526,543	(1,600)	-	-	535,405
Issuance of shares for convertible notes conversion – related party	-	-	250,000,000	2,500	297,500	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	300,000,000	3,000	117,000	-			120,000
Issuance of shares for services	-	-	680,000,000	6,800	229,900	-	-	-	236,700
Issuance of shares for settlement of accounts payable –related party	-	-	205,561,318	2,056	117,944	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	201,112
Net income	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	$-	2,622,904,757	$26,229	$26,840,794	-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for services	-	-	13,000,000	130	29,970	-	-	-	30,100
Issuance of shares for settlement of convertible note-related party	-	-	209,414,000	2,094	207,320	-	-	-	209,414
Issuance of shares for settlement of conversion note	-	-	-	-	5,311	-	-	-	5,311
Fair value of options/warrants issued for services	-	-	-	-	228,840	-	-	-	228,840
Imputed interest	-	-	-	-	16,440	-	-	-	16,440
Gain on extinguishment of debt-related party	-	-	-	-	114,618	-	-	-	114,618
Net income	-	-	-	-	-	-	-	1,769,908	1,769,908
Balance at July 31, 2019	1,000	$-	2,845,318,757	$28,453	$27,443,293	-	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	449,325	-	-	-	449,325
Settlement of derivative liability	-	-	-	-	15,000	-	-	-	15,000
Imputed interest	-	-	-	-	8,771	-	-	-	8,771
Net income	-	-	-	-	-	-	-	966,774	966,774
Balance at January 31, 2020	1,000	$-	2,845,318,757	$28,453	$27,916,389	-	$(683)	$(25,470,961)	$2,473,198

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Cash Flow

	Six Months Ended	Years Ended July 31,
	January 31, 2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$966,774	$1,769,908	$(1,318,373)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized loss on derivative liabilities-note conversion feature	-	5,081	165,514
Fair value of stock option issued for services	57,224	21,998	49,200
Fair value of shares issued for services	-	30,100	201,112
Amortization expense	392,101	206,842	107,300
Loss (Gain) on extinguishment of debt	-	106	(129)
Imputed Interest	8,771	16,440	-
Compensation expense-Acquisition-related party	-	90,873	1,242,812
Penalty on convertible notes payable	2,000	8,600	11,800
Bad debt expense	10,839	168,557	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(526,782)	(423,110)	(10,005)
(Increase) decrease in accounts receivable – related party	(60,316)	(647,109)	(299,788)
(Increase) decrease in prepaid expense	-	1,000	(1,000)
(Decrease) increase in accounts payable and accrued liabilities	(15,483)	26,713	(11,698)
(Decrease) increase in accounts payable – related party	134,141	150,324	111,233
(Decrease) increase in accrued interest	17,454	25,611	54,738
Net cash provided by operating activities	$986,723	$1,451,934	$302,716

Cash flows from financing activities:
Proceeds from notes payable	-	-	38,000
Proceeds from subscription agreement	-	-	120,000
Repayments on settlement payable	-	(167,420)	(39,302)
Repayments on promissory note	(861,313)	-	-
Net cash provided by (used in) financing activities	$(861,313)	$(167,420)	$118,698

Net increase in cash and cash equivalents	125,410	1,284,514	421,414
Cash and cash equivalents at beginning of year	1,731,095	446,581	25,167
Cash and cash equivalents at end of year	1,856,505	$1,731,095	$446,581

Supplemental disclosure of cash flow information:

Settlement of derivative liability	$15,000	$5,311	$160,440
Common stock issued for conversion of debt	-	$-	$674,961
Common stock issued for conversion of debt – related party	-	$209,414	$-
Debt discount from derivative liability	-	$3,300	$49,800
Settlement payable	-	$448,012	$47,919
Shares issued for settlement of accounts payable - related party	-	$-	$120,000
Extinguishment of contingent liability – related party	-	$1,031,567	$-
Gain on extinguishment of contingent liability – related party	-	$114,618	$-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. On August 31, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflecting the changing direction of the Company business to software technology. GMGI has a global presence with offices in Las Vegas Nevada and Sydney Australia. GMGI’s sophisticated gaming software supports multiple languages including English and Chinese.

The accompanying consolidated financial statements of GMGI have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements of GMGI have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered significant net losses from operations in prior periods and had an accumulated deficit of $25,470,961 as of January 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. During the six months, the Company has generated a net income of $966,774. Management plans to expand the customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors to keep the growth of revenues. As such, the Company continues to adopt the going concern basis of accounting in preparing the consolidated financial statements.

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

Derivative Instruments

We review the terms of the note we issue to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains embedded derivative instruments, including the conversion option, that is required to be bifurcated. The bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. The fair value of the derivative liability was calculated using the Black-Sholes Model.

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

For the year ended July 31, 2018, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

On April 26, 2016, $50,000 was reassigned to Blackbridge Capital, LLC (“Blackbridge”). Blackbridge failed to meet terms of the Assignment and Assumption and were therefore in default of their obligations. The Company took legal advice regarding the breach of Blackbridge Capital LLC’s obligations. On the June 2, 2016, the Company’s legal counsel, wrote to Blackbridge Capital advising them of the breach and also that the Company had cancelled the remaining balance on the note. The Company recorded a gain on extinguishment of debt of $47,151.

On July 21, 2016, $25,000 was reassigned to Istvan Elek. At any time the note may be converted at the option of the holder into Common stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). In terms of the Cancellation and Release Agreement, Direct agreed to cancel the convertible promissory note with the Company totaling $183,157. In consideration for the cancellation of the convertible promissory notes and in terms of the Asset Purchase Agreement dated February 22, 2016, the Company has agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct shall release all future claims to subsequent conversions of the Notes and the Company will have no further obligation to Direct under those Convertible Notes and Direct shall be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes. The Company recorded a gain on extinguishment of debt of $165,000 related to the agreement.

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

Settlement Payable – Related Party

On March 1, 2016, the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matures on March 1, 2017.

Upon the holder’s option to convert becoming active, the Company recorded a debt discount and derivative liability of $1,662,243 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model based on the stock price of $0.2985, exercise price of $0.4264, time to maturity of 1 year and expected volatility of 1557%. The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value. Any change in fair value is credited or charged to the statement of operations in the period.

On September 10, 2018, the Company entered into Settlement Agreement with Luxor Capital LLC (“Luxor”) whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414 by converting $209,414 into common stock at a conversion price of $0.001 per share, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on the September 10, 2019 and September 10, 2020. No discount was recorded for the settlement amount. On September 10, 2018, 209,414,000 shares of common stock were issued for the conversion of $209,414.

As of January 31, 2020, the principal balance of this note was $0. The principal amount of $290,000 was transferred to settlement payable due to this Settlement Agreement. The $145,000 settlement payable due on September 10, 2019 was in default. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

Promissory Note Payable

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC. Pursuant to the agreement the Company purchased certain Intellectual Property and Knowhow (the “GM2 Asset”). In exchange for the GM2 asset, the Company issued 625,000,000 shares of common stock valued at $187,500 based on a closing market price on the date of the agreement as well as an Earn Out Payment which states that the Company, on or before April 30, 2019, will issue a convertible note calculated at 50% of the revenues generated by the GM2 Asset system during the 12-month period of March 1, 2018 to February 28, 2019.

During the period ended July 31, 2018, the Company recorded a contingent liability of $1,055,312. By the end of February 28, 2019, a $90,873 fair value loss on contingent liability was recognized due to the adjustment on the estimate of the potential future Earn Out Payment.

Related to the Earn Out Payment, as of February 28, 2019, the Company recorded a contingent liability of $1,146,185 for the liability due to Luxor. On April 1, 2019, Luxor proposed a 10% discount on the payable amount, the Company agreed to issue a Promissory Note of $1,031,567 regarding the Asset Purchase Agreement, $114,618 of additional paid in capital was recorded for gain on extinguishment – related party. The note bears a 6% interest rate.

Pursuant to the Promissory Note, 20% of the total value shall be paid on signing the agreement, 40% of the total value shall be paid on October 1, 2019, and 40% of the total value including any accrued interest shall be paid on April 1, 2020. The late payment fee would be $500 per month.

For the six month period ended January 31, 2020, the Company paid $861,313 to Luxor, LLC. As of January 31, 2020, the balance of the principal of Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable was $4,000. The total amount was $213,267.

NOTE 6 – DERIVATIVE LIABILITIES – NOTE CONVERSION FEATURE

Due to the conversion features contained in the convertible notes issued, the actual number of shares of common stock that would be required if a conversion of the notes as further described in Note 5 was made through the issuance of the Company’s common stock cannot be predicted, and the Company could be required to issue an amount of shares that may cause it to exceed its authorized share amount. As a result, the conversion feature requires derivative accounting treatment and will be bifurcated from the notes and “marked to market” each reporting period through the income statement. The fair value of the conversion feature of the notes was recognized as a derivative liability instrument and will be measured at fair value at each reporting period.

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

For the six months ended January 31, 2020, the Company settled the derivative liability related to Istvan Elek’s convertible note, and there were no gains or losses on settlement of derivative liabilities. The Company recorded a gain on settlement of derivative liability of $5,311 as of July 31, 2019.

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

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, which is wholly-owned by Anthony Brian Goodman, CEO of the Company. The Company purchased a Certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 11,112 shares of common stock have been issued to Luxor Capital, LLC and its designed party.

On March 1 2016, the Company issued a convertible promissory note to Luxor. The Company promised to pay to Luxor the principal amount of $2,874,712 together with any accrued interest at a rate of 6%.

On September 10, 2018, the Company entered into a Settlement Agreement and Mutual General Release Agreement (the “Settlement Agreement”) with Luxor to release all liabilities relating to the Convertible Note issued on March 1, 2016 (the “Note”), the Company agreed to pay out the remaining balance totalling $649,414 by converting $209,414 into common stock at a conversion price $0.001, and a payment of $150,000, and by entering into an interest free loan for the remaining balance of $290,000.

As of January 31, 2020, the interest free loan consisted of the settlement payable of $290,000. Although Luxor did not charge interest on this loan, the imputed interest was still recorded.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire certain Intellectual Property and Know-how ( the “GM2Asset), the aggregate purchase price was 625,000,000 shares of common stock valued at $187,500 on the date of issuance and an Earn Out Payment calculated at 50% of the revenues generated by GM2 during the 12-month period from March 1, 2018 to February 28, 2019. On April 1, 2019, $1,146,185 contingent liability related to the Earn Out Payment was recognized. The GM2 Asset is expected to lead to new clients and incremental revenues by allowing the Company to offer unique IP to Gaming Clientele.

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

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle account payable of $30,000 to Mr. Goodman. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle account payable of $30,000 to Mr. Goodman. As of January 31, 2020, the Company has a $160,889 payable to Mr. Goodman.

On January 3, 2018, the Company approved a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 19, 2019, the Company issued share options to Brian Goodman. More details of the options are covered in Note 8 Equity.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 77,780,659 shares of common stock to settle an account payable of $30,000 to Ms, Feng. On June 18, 2018, the Company issued 25,000,000 shares of common stock to settle an account payable of $30,000 to Ms. Feng. As of January 31, 2020, the Company has a $186,510 payable to Ms. Feng.

On January 3, 2018, the Company approved a stock option plan: the 2018 Equity Incentive Plan. In terms of this plan, on January 3, 2018 and September 16, 2019, the Company issued share options to Weiting Feng. More details of the options are covered in Note 8 Equity

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Services Agreement with Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, CEO of the Company, for consulting services. Pursuant to the agreement Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued providing services, however the term of the Back Office Agreement will continue for a further 12 months with regard to further co-operation.

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

Globaltech Software Services LLC

On June 1, 2016, the Company entered a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Brian Goodman, the Chief Executive Officer, has an interest. The Company agreed to provide certain proprietary technology in the form of a Credit Management system, Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the gaming market.

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech. The parties have agreed to suspend minimum monthly charge from December 1, 2018 and work together to enter into a Co-operation agreement in coming months.

During the six months ended January 31, 2020, revenue from Globaltech was $0. As of January 31, 2020, the Company recorded an allowance for the accounts receivable from Globaltech in total of $10,839. The net accounts receivable from Globaltech was $0.

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

On August 10, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State creating the 1,000 shares of Series B Voting Preferred Stock.

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

Stock Option Plan

On January 3, 2018, the Company approved a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock option was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. The compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07.

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, each of them was granted to purchase 30,000,000 shares of common stock of the Company at an exercise price of $0.0004 with a vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.0004 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, two of the consultants have resigned, and their options were forfeited. During the financial year 2019, another two of the consultants have resigned, but one third of their options were vested. As of January 31, 2020, 100,000,000 options above were vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted to purchase 210,000,000 shares of common stock of the Company at an exercise price of $0.0004 with a vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.0002 on the granting date, exercise price of $0.0004, time to maturity of 3.5 years, and stock volatility of 263%. As of January 31, 2020, 140,000,000 options were vested.

On May 8, 2018, the Company granted stock options to an external consultant, Siu Kei Ho. The consultant was granted to purchase 75,000,000 shares of common stock of the Company at an exercise price of $0.0004 per share with a vesting period of three years. The expiration date will be June 30, 2021. Since the consultant did not perform services as anticipated and specified in the consulting agreement, on May 8, 2019, the Company terminated the consulting agreement and all compensation specified in the agreement with Siu Kei Ho.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted options to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0008 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.0008 on the grant date, exercise price of $0.0008, time to maturity of 3.5 years, and stock volatility of 345%. As of January 31, 2020, 10,000,000 options were vested.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted options to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0011 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.0011 on the grant date, exercise price of $0.0011, time to maturity of 3.5 years, and stock volatility of 329%. As of January 31, 2020, 10,000,000 options were vested.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted options to purchase 15,000,000 shares of common stock of the Company at an exercise price of $0.0022 with vesting period of half year, vesting 100% on October 9, 2019. The expiration date will be April 9, 2020. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%. As of January 31, 2020, 15,000,000 options were vested.

On April 9, 2019, the Company entered a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted options to purchase 8,000,000 shares of common stock of the Company at an exercise price of $0.0022 with a vesting period of half year, vesting 100% on October 9, 2019. The expiration date will be April 9, 2020. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.0022 on the grant date, exercise price of $0.0022, time to maturity of 1 year, and stock volatility of 136%. As of January 31, 2020, 8,000,000 options were vested.

On June 11, 2019, the Company granted stock options to an external consultant, Zhe Yan. The consultant was granted options to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0032 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options was $75,312 on the grant date based on the share price of $0.0032 on the grant date, exercise price of $0.0032, time to maturity of 3.5 years, and stock volatility of 244%. As of January 31, 2020, none of the options were vested.

On June 11, 2019, the Company granted stock options to an external consultant, Yukun Qiu. The consultant was granted options to purchase 30,000,000 shares of common stock of the Company at exercise price of $0.0032 with vesting period of three years, vesting 33% each anniversary for three years. The expiration date will be December 11, 2022. The fair value of the stock options was $75,312 on the grant date based on the share price of $0.0032 on the grant date, exercise price of $0.0032, time to maturity of 3.5 years, and stock volatility of 244%. As of January 31, 2020, none of the options were vested.

The cost of sales related to the options were $57,224 in total for the six months ended January 31, 2020 and $21,998 in total for the year ended July 31, 2019.

(b) Directors:

The Company granted stock options to its Chief Financial Officer to purchase 210,000,000 shares of common stock of the Company at an exercise price of $0.0004 with a vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $69,615 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.0004, time to maturity of 1 year, and stock volatility of 273%. As of January 31, 2020, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a board resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $1,337 amortization expense due to the exercise period being extended.

The Company granted stock options to its Chief Executive Officer to purchase 810,000,000 shares of common stock of the Company at an exercise price of $0.00044 with a vesting period of one and a half years, vesting 33% each half year for one and a half years. The fair value of the stock option was $265,821 on August 1, 2018 based on the share price of $0.0004, exercise price of $0.00044, time to maturity of 1 year, and stock volatility of 273%. As of January 31, 2020, the options were fully vested. On September 16, 2019, the Company passed a board resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a board resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $5,740 amortization expense due to the exercise period being extended.

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 105,000,000 shares of common stock of the Company at an exercise price of $0.0055 with a vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $332,446 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.0055, time to maturity of 2 years, and stock volatility of 111%. As of January 31, 2020, none of the options were vested.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 405,000,000 shares of common stock of the Company at an exercise price of $0.00605 with a vesting period of one and a half years, vesting 33% each half year. The fair value of the stock option was $1,236,381 on September 19, 2019 based on the share price of $0.0055, exercise price of $0.00605, time to maturity of 2 years, and stock volatility of 111%. As of January 31, 2020, none of the options were vested.

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

The Company has net operating losses carried forward of approximately $6,786,856 for tax purposes which may be recognized in future periods, not to exceed 20 years.

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

The Company maintains strong relationships with these two customers and expects to engage with additional customers in the coming period.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants on accounting and financial disclosure during the two fiscal years through the date of this Report.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial/accounting officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2020. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this transition report on Form 10-KT. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management, including the Chief Executive Officer (the principal executive officer and principal financial/accounting officer), does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer (the principal executive officer and principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of January 31, 2020. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at January 31, 2020:

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
4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes; and
5.	The Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company (such as the Company) from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Name of Director	Age	Position	Date First Appointed as Director
Anthony Brian Goodman	61	President, Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer), Secretary Treasurer, and Chairman of the Board of Directors	February 2016
Weiting Feng	37	Chief Financial Officer and Director	February 2016
Thomas E. McChesney	73	Director	April 2020

Our directors and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of stockholders) and will hold office until our next annual meeting of the stockholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

The business experience of the persons listed above is as follows:

Biographical Information of Directors and Officers

Anthony Brian Goodman: Mr Goodman was appointed as Chief Executive Officer in February 2016. Mr Goodman is also currently Managing Director of Articulate Pty Ltd. an Australian technology and customer support company which he founded in January 1990. Prior to immigrating to Australia, Mr. Goodman lived in South Africa where he owned and operated a successful group of retail drug stores under the brand name Daelite Pharmacy Group from March 1984 to May 1987. From 1987 to 1989, Mr Goodman served as VP of marketing and sales at Allergan Pharmaceuticals in South Africa. Mr Goodman is a qualified Pharmacist graduating from the University of Witwatersrand in Johannesburg South Africa in 1981 and subsequently re-qualifying in Australia in 1989.

In his more than 30 years of senior management and corporate roles, Mr Goodman has established an international reputation for his expertise in this industry and has a wide network of senior executive contacts in the gaming industry as well as a keen insight into the development of the IT industry as a whole. He has experience in senior corporate planning. His roles have been entrepreneurial and include CEO and senior management positions in smaller organizations, which he founded or in which he held equity, as well as multinational organizations. He has a successful track record of implementing comprehensive business and project plans, meeting deadlines and expense forecasts as well as exceeding projections.

Weiting Feng: Ms. Feng was appointed as Chief Financial Officer in February 2016. Ms. Feng has also been the director of E-trader Enterprise Pty Ltd, an Australian technology consulting company, since January 2014. She has been working in the financial area for more than ten years since graduating from the University of Sydney with a master of commerce degree in 2008. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as significant experience in dealing with compliance and regulations with particular respect to the SEC and FINRA. Ms. Feng has the ability to maintain accurate financial management systems and processes, and analyze and present financial related information to facilitate the business decisions to grow business and resolve complex problems.

Thomas E. McChesney: Mr. McChesney has extensive financial and entrepreneurial experience as an executive and board member in the financial services industry. He currently serves as lead independent director of VidBid, Inc., an early stage technology-driven company helping contractors and home owners find each other in a more efficient manner. From 1995 through March 2016, he served as a Director of TrueBlue Inc., a $2.3B revenue NYSE-listed enterprise (TBI), and is the former Chair of its Compensation Committee and former member of its Audit Committee.

Mr. McChesney served as Senior Vice President and Syndicate Manager at Paulson Investment Company (“Paulson”) and was later appointed President of Paulson. He had joined Paulson in 1980 and left in 1995 to join Blackwell Donaldson Company, where he served as Director of Investment Banking from 1998 to 2005. He also served as a director of Nations Express Incorporated from 2004 to 2009.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Goodman. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Goodman possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, particularly during periods of turbulent economic and industry conditions. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The directors exercise direct oversight of strategic risks to the Company.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No director of the Company is also a director of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers were involved in any of the following during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

As of the date of this report, our Company does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our Board of Directors.

Our Company does not have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

Stockholder Communications with the Board

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Secretary, 3651 Lindell Road, Suite D131, Las Vegas, NV 89103, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct and strives to be compliant with applicable governmental laws, rules and regulations.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company’s internal accounting controls, practices and policies.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors. We do not identify any member of the Board of Directors as of the date of this report, as being independent.

As described above, we do not have a separately designated audit, nominating or compensation committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us, we believe that all filings required to be made under Section 16(a) during the period from July 31, 2019 to January 31, 2020, were timely made.

Significant Employees and Consultants

We have no employees other than our Chief Executive Officer. We do not intend any material change in the number of employees over the next 12 months. We are conducting and intend to conduct our business largely through professionals and consultants on an as needed contract basis.

Conflicts of Interest

Although Mr. Goodman and Ms. Feng work with other technology companies, and we do not have written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Goodman and Ms. Feng, we do adhere to requirements that any deemed conflict is discussed at Board of Director meetings and with the Company’s legal counsel.

Code of Ethics

The Company previously adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has adopted a Code of Business Conduct and Ethics policy on August 13, 2020, which superceded and replaced the previous Code of Ethics.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the transition period ended January 31, 2020 and the fiscal years ended July 31, 2019 and 2018. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the January transition period ended January 31, 2020 and the fiscal years ended July 31, 2019 and 2018, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at the end of the transition period or at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)	Total ($)

Anthony B. Goodman,	2020-T(1)	40,986	—	—	$1,236,381	—	1,277,367
CEO and President and Director	2019	73,224	—	—	—	—	73,224
	2018	64,800	—	—	265,821	—	330,621

Weiting Feng, CFO and Director	2020-T(1)	40,986	—	—	332,446	—	373,432
	2019	73,224	—	—	—	—	73,224
	2018	64,800	—	—	69,615	—	134,415

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

#

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant.

(1) Refers to the transition period from July 2019 to January 31, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options held by the Company’s executive officers at January 31, 2020.

Name	Option awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Anthony B. Goodman	810,000,000	—	—	0.00044	June 30, 2021
Anthony B. Goodman	—	405,000,000 (1)	—	0.00605	September 18, 2021
Weiting Feng	210,000,000	—	—	0.0004	June 30, 2021
Weiting Feng	—	105,000,000 (2)	—	0.0055	September 18, 2021

(1) The option vests in three installments as follows: 33.33% on March 18, 2020, 33.33% on September 18, 2020 and 33.33% on March 18, 2021, subject to his continued performance of services for the Company through each vesting date.

(2) The option vests in three installments as follows: 33.33% on March 18, 2020, 33.33% on September 18, 2020 and 33.33% on March 18, 2021, subject to her continued performance of services for the Company through each vesting date.

Consulting Agreements

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, Mr. Goodman agreed to provide services to the Company as Chief Executive Officer for a period of 24 months, automatically renewable for additional one year periods thereafter unless terminated by either party at least 60 days prior to such renewal date. Mr. Goodman’s salary under the agreement is $4,500 per month, which may increase by a minimum of 10% on each anniversary of the date of the agreement in the discretion of the Board of Directors. The Board of Directors may also grant Mr. Goodman bonuses from time to time in its discretion. The Company may terminate Mr. Goodman’s engagement under the agreement at any time with or without cause, and Mr. Goodman may resign for good reason (defined in the agreement) or without good reason. “Cause” under the agreement includes conviction of Mr. Goodman or a plea of nolo contendere to any felony or crime of dishonesty or moral turpitude, Mr. Goodman engaging in any act of dishonesty, a material breach by Mr. Goodman of a written policy of the Company and any other willful misconduct by Mr. Goodman. Good reason under the agreement includes a reduction in salary or benefits, a breach by the Company of any material term of the agreement and removal from the position of Chief Executive Officer, among other things, and where applicable, subject to cure rights. Upon termination of Mr. Goodman’s service under the agreement he agreed to resign as a member of the Board of Directors. The agreement includes a non-competition provision, assignment of inventions provisions and confidentiality requirements.

As of January 31, 2020, the Company has a $160,889 payable to Mr. Goodman under the terms of the agreement.

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, Ms. Feng agreed to provide services to the Company as Chief Financial Officer for a period of 24 months, automatically renewable for additional one year periods thereafter unless terminated by either party at least 60 days prior to such renewal date. Ms. Feng’s salary under the agreement is $4,500 per month which may increase by a minimum of 10% on each anniversary of the date of the agreement in the discretion of the Board of Directors. The Board of Directors may also grant Ms. Feng bonuses from time to time in its discretion. The Company may terminate Ms. Feng’s engagement under the agreement at any time with or without cause, and Ms. Feng may resign for good reason (defined in the agreement) or without good reason. “Cause” under the agreement includes conviction of Ms. Feng or a plea of nolo contendere to any felony or crime of dishonesty or moral turpitude, Ms. Feng engaging in any act of dishonesty, a material breach by Ms. Feng of a written policy of the Company and any other willful misconduct by Ms. Feng. Good reason under the agreement includes a reduction in salary or benefits, a breach by the Company of any material term of the agreement and removal from the position of Chief Financial Officer, among other things, and where applicable, subject to cure rights. Upon termination of Ms. Feng’s service under the agreement she agreed to resign as a member of the Board of Directors. The agreement includes a non-competition provision, assignment of inventions provisions and confidentiality requirements.

As of January 31, 2020, the Company has a $186,510 payable to Ms. Feng under the agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of May 28, 2020 regarding the beneficial ownership of our common stock, Series B Preferred Stock and total voting shares, by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each Named Executive Officer; (iii) each director; and (iv) all of our officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 28, 2020, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o 3651 Lindell Road, Suite D131, Las Vegas, NV 89103.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned	Series B Preferred Stock Beneficially Owned (1)		Percent of Series B Preferred Stock Beneficially Owned	Total Voting Shares (2)	Percent of Total Voting Shares
Named Executive Officers and Directors:
Anthony B. Goodman (3)	2,033,352,516	55.48%	1,000	(4)	100%	11,422,498,380,516	99.986%
Weiting Feng (5)	312,780,659	10.20%	—		—%	102,780,659	*	%
Thomas E. McChesney	26,369,998	* %	—		—%	26,369,998	*	%
All directors and executive officers as a group (three persons)	2,372,503,173	61.22%	1,000		100%

Greater Than 5% Stockholders:
DTMFS, LP (6)	162,500,000	5.69%	—		—%	162,500,000	*	%

* Under 1%.

(1)

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

(2)	Based on 11,424,130,346,757 total voting shares, including 2,855,318,757 shares voted by the common stock and 11,421,275,028,000 shares voted by the Series B Preferred Stock.

(3)

Ownership includes 102,780,659 shares of common stock individually and 1,120,571,857 shares of common stock owned by Luxor Capital LLC (“Luxor”), which entity, and shares, Mr. Goodman is deemed to beneficially own. Also includes 810,000,000 shares which may be purchased by Mr. Goodman pursuant to stock options that are exercisable within 60 days of May 28, 2020.

(4)	Shares are held in the name of Luxor but beneficially owned by Mr. Goodman.

(5)	Includes 210,000,000 shares which may be purchased by Ms. Feng pursuant to stock options that are exercisable within 60 days of May 28, 2020.

(6)

Address: 327 Seneca Lane, Boca Raton, Florida 33487. The shares are beneficially owned by Brian Herman, the Managing Member of DTMFS Management LLC, which is the General Partner of DTMFS LP. Beneficial ownership information comes from the Schedule 13G filed by the shareholder on June 27, 2018, which information has not been independently confirmed.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of January 31, 2020 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,023,000,000	$0.0019	2,977,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,023,000,000	$0.0019	2,977,000,000

Item 13. Certain Relationships and Related Transactions, and Director Independence Transactions with related persons

Except as discussed below, or otherwise disclosed above under “Executive and Director Compensation”, there have been no transactions since January 1, 2017, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end, for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

All related party transactions have been disclosed in Notes 4, 5 (under “Promissory Note Payable”), and 7 to the audited financial statements and under “Item 1. Business” above, as relating to Luxor and Articulate, which information and disclosures are incorporated by reference in this Item 13.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our directors. In connection with the approval of the transactions described above, our directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants for the transition period from August 1, 2019 to January 31, 2020 and the fiscal years ended July 31, 2019 and 2018 for the categories of services indicated.

	Transition Period from August 1, 2019 to	Years Ended July 31
	January 31, 2020	2019	2018
Audit Fees	$14,800	$39,377	$23,910
Audit Related Fees	-	-	-
Tax Fees	-	$1,500	-
All Other Fees	-	-	-
Total	$14,800	$40,877	$23,910

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements. For the transition period from August 1, 2019 to January 31, 2020, the total amount of auditing fees includes the auditing fees for last year’s 10-K report.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements are included under “Item 8. Financial Statements and Supplementary Data.”

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

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
3.1*	Articles of Incorporation Since Formation	X
3.2*	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015	X
3.3	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
4.1*	Description of Securities of the Registrant	X
10.1	Asset Purchase Agreement, by and between Golden Matrix Group, Inc. and Luxor Capital LLC, dated February 28, 2018		8-K	10.1	3/2/2018	000-54840
10.2	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.3*	Promissory Note between Golden Matrix Group, Inc. and Luxor Capital, LLC, dated April 1 ,2019	X
10.4*	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018	X
10.5*	Cancellation of Distribution Usage Rights Agreement between Golden Matrix Group, Inc. and Globaltech Software Services, Inc. dated June 1, 2016	X
10.6*	April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd	X
10.7*	January 1, 2018 Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd	X
10.8*	December 1, 2018 Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd	X
10.9*	August 1, 2019 Second Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd	X
10.10*	November 1, 2019 Second Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd	X
10.11***	Consulting Services Agreement dated February 22, 2016, between the Company and Brian Anthony Goodman	X
10.12***	Consulting Services Agreement dated February 22, 2016, between the Company and Weiting Feng	X
10.13***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan		10.1	S-8	10/15/2019	333-234192
21.1*	Subsidiaries	X
23.1*	Consent of M&K CPAS, PLLC	X
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished Herewith.

*** Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

Date: October 28, 2020	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman
(Principal Executive Officer and Principal Financial/Accounting Officer)

