Form 10-Q/A
period 2020-07-31
Golden Matrix Group, Inc.
filed 2020-10-28
CIK 1437925

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

3651 Lindell Road, Ste D131

Las Vegas, NV, 89103

(Address of principal executive offices)(Zip Code)

(702) 318-7548

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of September 8, 2020, there were 19,170,480 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No 1. to the Quarterly Report on Form 10-Q of Golden Matrix Group, Inc. (the “Company”, “we” and “us”) for the three and six month periods ended July 31, 2020 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the three and six month periods ended July 31, 2020, filed by the Company with the Securities and Exchange Commission (the “Commission”) on September 8, 2020 (the “Original Report”), to update and expand certain of the disclosures under “Special Note Regarding Forward-Looking Statements”; update the Consolidated Statement of Shareholders’ Equity (Deficit), for the six months ended July 31, 2020 and 2019 to include subtotals as of April 30, 2020 and 2019; make various clarifying changes and updates and to the notes to the financial statements; to include disclosure of the impact of COVID-19 on the Company’s financial statements under Note 1 to the financial statements; to include additional disclosures under “Management's Discussion and Analysis of Financial Condition or Plan of Operation”—“Forward-Looking Statements”; to include disclosure of the impact of COVID-19 on the Company’s operations under “Management's Discussion and Analysis of Financial Condition or Plan of Operation”; to make certain other clarifying changes and updates under “Management's Discussion and Analysis of Financial Condition or Plan of Operation”; to update, expand and correct (to discuss only changes in controls and procedures during the period), the disclosures under “Controls and Procedures”; to include the disclosure of certain information under “Other Information”; to update and expand the Exhibit Table; to clarify that Mr. Anthony Brian Goodman, our Chief Executive Officer, is signing the Amendment as the Principal Executive Officer and Principal Accounting/Financial Officer of the Company; and to make various other changes and updates throughout this Amendment.

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

2

GOLDEN MATRIX GROUP, INC.*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "GMGI," "our," "us," and the "Company," refer to Golden Matrix Group, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets

	As of	As of
	July 31, 2020	January 31, 2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,905,477	$1,856,505
Accounts receivable, net	685,098	791,340
Accounts receivable – related parties, net	1,174,058	1,058,874
Prepaid expense	10,658	-
Total current assets	4,775,291	3,706,719
Total assets	$4,775,291	$3,706,719

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$262,077	$25,621
Accounts payable - related parties	817,633	660,682
Advances from shareholders	1,000	1,000
Accrued interest	3,350	41,964
Settlement payable - related party – in default	9,303	145,000
Settlement payable - related party	145,000	145,000
Convertible notes payable, net of discounts	-	30,000
Convertible notes payable, net- in default	10,000	10,000
Promissory note - related party	-	174,254
Contingent liability	29,988	-
Customer deposit	5,000	-
Total current liabilities	1,283,351	1,233,521
Total liabilities	$1,283,351	$1,233,521

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 40,000,000 shares authorized, 19,039,098 and 18,968,792 shares issued and outstanding, respectively	$190	$190
Additional paid-in capital	28,648,030	27,944,652
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,155,597)	(25,470,961)
Total shareholders’ equity	3,491,940	2,473,198
Total liabilities and shareholders’ equity	$4,775,291	$3,706,719

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	July 31,		July 31,
	2020	2019	2020	2019

Revenues	$514,056	$287,247	$717,255	$450,019
Revenues-related party	531,369	505,560	1,062,934	1,079,957
Cost of goods sold	(394,732)	331,353	(426,228)	116,504
Gross profit	650,693	1,124,160	1,353,961	1,646,480

Costs and expenses:
General and administrative (G&A) expense	105,222	82,554	215,862	187,963
G&A expense- related party	405,373	95,169	743,019	204,070
Bad debt expense	-	168,557	-	168,557
Loss on contingent liability – related party	-	-	-	6,791
Professional fees	46,733	22,580	67,121	30,563
Total operating expenses	557,328	368,860	1,026,002	597,944
Gain from operations	93,365	755,300	327,959	1,048,536

Other income (expense):
Interest expense	(3,663)	(20,188)	(9,814)	(37,356)
Interest earned	232	5,774	1,528	8,120
Foreign exchange gain (loss)	(4,309)	-	(4,309)	-
Gain (loss) on derivative liability	-	(4,091)	-	(3,182)
Total other income (expense)	(7,740)	(18,505)	(12,595)	(32,418)
Net income	$85,625	$736,795	$315,364	$1,016,118

Net earnings per common share – basic	$0.00	$0.04	$0.02	$0.05
Net earnings per common share diluted	$0.00	$0.03	$0.01	$0.04
Weighted average number of common shares outstanding – basic	19,032,833	18,968,792	19,001,164	18,946,692
Weighted average number of common shares outstanding –diluted	31,670,820	27,985,931	31,477,386	27,883,077

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)

(Unaudited)

Six Months Ended July 31, 2019 and 2020

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Income ( Loss)	Deficit	(Deficit)
Balance at January 31, 2019	1,000	$-	18,902,125	$189	$27,336,340	$-	$(683)	$(27,453,853)	$(118,007)
Issuance of shares for services	-	-	66,667	1	27,999	-	-	-	28,000
Fair value of options/warrants issued for services	-	-	-	-	269,828	-	-	-	269,828
Imputed interest	-	-	-	-	12,055	-	-	-	12,055
Gain on extinguishment of debt – related party	-	-	-	-	114,618	-	-	-	114,618
Net income	-	-	-	-	-	-	-	279,323	279,323
Balance at April 30, 2019	1,000	-	18,968,792	$190	$27,760,840	-	$(683)	$(27,174,530)	$585,817
Adjustment for settlement of convertible note	-	-	-	-	1	-	-	-	1
Fair value of options/warrants issued for services	-	-	-	-	(293,670)	-	-	-	(293,670)
Imputed interest	-	-	-	-	4,385	-	-	-	4,385
Net income	-	-	-	-	-	-	-	736,795	736,795
Balance at July 31, 2019	1,000	-	18,968,792	$190	$27,471,556	-	$(683)	$(26,437,735)	$1,033,328

Balance at January 31, 2020	1,000	-	18,968,792	$190	$27,944,652	-	$(683)	$(25,470,961)	$2,473,198
Fair value of options/warrants issued for services	-	-	-	-	291,056	-	-	-	291,056
Issuance of shares for services	-	-	-	-	-	37,000	-	-	37,000
Imputed interest	-	-	-	-	4,291	-	-	-	4,291
Net income	-	-	-	-	-	-	-	229,739	229,739
Balance at April 30, 2020	1,000	-	18,968,792	$190	$28,239,999	$37,000	$(683)	$(25,241,222)	$3,035,284
Fair value of options/warrants issued for services	-	-	-	-	367,569	-	-	-	367,569
Issuance of shares for services	--	-	66,667	-	37,000	(37,000)	-	-	-
Imputed interest	-	-	-	-	3,462	-	-	-	3,462
Reverse split rounding up	-	-	3,639	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	85,625	85,625
Balance at July 31, 2020	1,000	-	19,039,098	$190	$28,648,030	-	$(683)	$(25,155,597)	$3,491,940

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

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. On September 15, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflected the changing direction of the Company’s business to software technology. GMGI has a global presence with offices in Las Vegas, Nevada and Sydney, Australia. GMGI’s sophisticated social gaming software supports multiple languages including English and Chinese.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Transition Report for the period from August 1, 2019 to January 31, 2020 on Form 10-KT filed with the SEC on June 8, 2020 (as amended by Amendment No. 1 thereto filed with the SEC on July 15, 2020).

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Reverse Stock Split

On June 26, 2020, the Company completed a 1-for-150 reverse stock split with respect to the Company’s Common Stock. The reverse stock split had no effect on the par value of the Common Stock. The number of authorized shares was reduced proportionally.

The reason for the reverse stock split was to increase the trading price of the Company’s Common Stock in an effort to meet the requirements to up list the Common Stock on to The NASDAQ Capital Market. As of the date of this Report, the Company has applied for the listing of its Common Stock on the Nasdaq Capital Market, but no such listing has been approved.

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

According to Financial Accounting Standards Board (FASB) Topic 606, Revenue Recognition, our company recognizes revenues with the following steps:

Step 1: Identify the contract with a customer.

Step 2: Identify the separate performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the separate performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For the first revenue stream, the Company provides services to the counterparty which include licensing the use of its unique IP and technology systems. The counterparty pays consideration in exchange for those services which include a variable amount depending on the Software Usage. The Company only recognizes the revenue at the month end when the usage occurs and the revenue is based on the actual Software Usage of its customers.

For the second revenue stream, the Company acts as an agent and provides a third-party gaming content which is utilized by the client. The counterparty pays consideration in exchange for the gaming content utilized. The Company only recognizes the revenue at the month end when the usage of the gaming content occurs and the revenue is based on the actual Usage of the gaming content.

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

The following table sets forth the calculation of basic and diluted net earnings per share for the period ended July 31, 2020 and 2019. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect on June 26, 2020:

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. For the comparative periods, the share-based payment arrangements with employees were accounted for under FASB Accounting Standards Codification (ASC) 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the FASB issued Accounting Standards Update (ASU) 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs during last fiscal year. Under ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date, and the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes.

Recent Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under such guidance, lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard was adopted using a modified retrospective approach. The Company does not have any lease agreements or have any contracts that contain lease elements.

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

The Company has adopted ASU 2018-07 and has adjusted the share-based compensation costs during the last fiscal year. The management believes the new standard can best represent the Company’s operating results.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products and services caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) travel restrictions and stay at home orders; (iv) recessions and other economic contractions which may decrease the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (v) increasing contraction in the capital markets. At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic.

NOTE 2 – PREPAID EXPENSE

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

Convertible Note #2

On March 19, 2012, the Company received $30,000 cash from the issuance of a convertible promissory note in the amount of $30,000. The promissory note was unsecured, interest free and repayable upon demand. The note had a conversion price of $0.01 per share.

On August 1, 2019, the Company, Pursuant to “Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013)” and other applicable law, issued a Notice of Tender to the Note Holder, Greenshoe LLC, by a registered letter. The Company tendered full payment for the then outstanding balance of the Note, in the amount of $30,000. Such tender of payment by the Company to Greenshoe LLC was in full discharge of the Company’s obligations under the Note #2. The registered letter was returned to sender “Address Unknown”.

Due to the fact that the Company’s attempts to locate the Note Holder have been unsuccessful, on June 15, 2020, the Company filed an unclaimed property report and made a payment of $30,000 to the Nevada State Treasurer’s Unclaimed Property Division. The Division accepted the filing and drew the funds from the Company’s bank account on June 17, 2020. The Division will hold the $30,000 in perpetuity and publicly advertise the rightful owners’ information in an effort to return the fund. Pursuant to the Nevada’s Unclaimed Property program, once the funds are transferred to the Division, the Company is released from any liability for the repayment of the note.

As of July 31, 2020, the principal balance of this note was $0.

Convertible Note #59

On July 31, 2015 the Company entered into a Convertible Promissory Note with Direct Capital Group, Inc. in the sum of $240,000. The Promissory Note was unsecured, with an interest rate of 8% per annum, and matured on January 31, 2016. Any principal amount not paid by the maturity date bore interest at 22% per annum.

On April 26, 2016, $50,000 of the note was assigned to Blackbridge Capital, LLC (“Blackbridge”). Blackbridge failed to meet the terms of the Assignment and Assumption and was therefore in default of their obligations. The Company took legal advice regarding the breach of Blackbridge Capital LLC’s obligations. On June 2, 2016, the Company’s legal counsel, wrote to Blackbridge Capital advising them of the breach and also that the Company had cancelled the remaining balance on the note. The Company recorded a gain on extinguishment of debt $47,151.

On July 21, 2016, $25,000 of the note was assigned to Istvan Elek. At any time the note may be converted at the option of the holder into Common Stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with Direct Capital Group, Inc. (“Direct”). Pursuant to the terms of the Cancellation and Release Agreement, Direct agreed to cancel the Convertible Promissory Note with the Company totaling $183,157. In consideration for the cancellation of the Convertible Promissory Note and pursuant to the terms of the Asset Purchase Agreement dated February 22, 2016, the Company agreed to transfer ownership of mining claims held in the Company’s name. It was also agreed by both the Company and Direct that Direct would release all future claims to subsequent conversions of the Notes and the Company would have no further obligation to Direct under those Convertible Notes and Direct would be forever barred from seeking further conversions or claiming obligations of the Company under the Convertible Notes. The Company recorded a gain on extinguishment of debt of $165,000 related to the agreement.

On August 1, 2019, the Company, Pursuant to “Chapter 104 - Uniform Commercial Code—Original Articles, NRS 104.3603 - Tender of payment. NV Rev Stat § 104.3603 (2013)” and other applicable law, issued a Notice of Tender to Istvan Elek by a registered letter. The Company tendered full payment for the then outstanding balance of the Note, in the amount of $12,424. Such tender of payment by the Company to Istvan Elek was in full discharge of the Company’s obligations under the Note #59. The registered letter was received by the counter party but the Company did not receive any responses from Istvan Elek until on August 6, 2020, when the Company received multiple telephone messages from Mr Elek’s attorney. Both parties have reached an agreement regarding the final payment. More details regarding this agreement are covered in “Note 9 – Subsequent Events”.

As of July 31, 2020, the principal balance of this note was $10,000, and the interest accrued was $3,227.

Loans from Shareholders

During the year ended July 31, 2016, the Company received a loan of $1,000 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account. As of July 31, 2020, the balance of the loan was $1,000. The loan from the officer is due on demand, unsecured and bears no interest.

Settlement Payable – Related Party

On March 1, 2016, the Company entered into a convertible promissory note with Luxor Capital, LLC, which is wholly-owned by Anthony Brian Goodman, CEO of the Company (“Luxor”) in the amount of $2,374,712. The promissory note was unsecured, with an interest rate of 6% per annum, and matured on March 1, 2017.

On September 10, 2018, the Company entered into a Settlement Agreement with Luxor, whereby the parties agreed to release each other from any and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414 by converting $209,414 into common stock at a conversion price of $0.15 per share, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on September 10, 2019 and September 10, 2020. As a result, the principal balance of the convertible promissory note was reduced to $0 and a liability of $290,000 was transferred to the settlement payable due to this Settlement Agreement. On September 10, 2018, 1,396,094 shares of Common Stock were issued for the conversion of $209,414.

For the six months ended July 31, 2020, the Company paid $135,697 to Luxor, LLC against the settlement payable. As of July 31, 2020, the balance of the settlement payable was $154,303. The $9,303 settlement payable due on September 10, 2019 was in default. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

Promissory Note Payable

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor. Pursuant to the agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”). In exchange for the GM2

Asset, the Company issued 4,166,667 shares of common stock valued at $187,500 based on the closing market price on the date of the agreement, as well as an earn-out payment which states that the Company, on or before April 30, 2019, would issue an earn-out note calculated at 50% of the revenues generated by the GM2 Asset system during the 12-month period of March 1, 2018 to February 28, 2019.

During the period ended July 31, 2018, the Company recorded a contingent liability of $1,055,312 relating to such obligation. By the end of February 28, 2019, a $90,873 fair value loss on contingent liability was recognized due to the adjustment on the estimate of the potential future payments of the earn-out note.

Related to the earn-out note, as of February 28, 2019, the Company recorded a contingent liability of $1,146,185 for the liability due to Luxor. On April 1, 2019, Luxor proposed a 10% discount on the payable amount, and the Company agreed to issue a Promissory Note of $1,031,567 relating to the Asset Purchase agreement, and $114,618 of additional paid in capital was recorded for gain on extinguishment – related party. The note bears a 6% annual rate.

Pursuant to the Promissory Note, 20% of the total value was required to be paid on signing the agreement, 40% of the total value was required to be paid on October 1, 2019, and 40% of the total value including any accrued interest was required to be paid on April 1, 2020. The late payment fee would be $500 per month.

For the six month period ended July 31, 2020, the Company paid $214,930 to Luxor against the Promissory Note Payable, including against the principal amount of $170,254, interest accrued of $40,676 and late fee payable of $4,000. As of July 31, 2020, there was no outstanding balance on this note.

NOTE 4 - CONTINGENT LIABILITY

On July 31, 2020, the Company received a penalty in a total amount of $29,988 from the Office of the Nevada State Treasurer. The reason for the penalty was that the Company failed to report, pay and deliver the $30,000 unclaimed convertible note to the Unclaimed Property Division within the time prescribed by Nevada Revised Statute 120A.730. The Company was required to pay interest at a rate of 18 percent per annum on the $30,000 accrued from October 15, 2015 to June 15, 2020. An additional civil penalty of $200 for each day the report, payment or delivery is withheld or the duty is not performed is also applied, up to a maximum of $5,000. The Company is now seeking legal advice to apply for the extenuation of the penalty.

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

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor, which is wholly-owned by Anthony Brian Goodman, CEO of the Company. The Company purchased certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, 74 shares of Common Stock have been issued to Luxor Capital, LLC and its designed party.

On March 1 2016, the Company issued a convertible promissory note to Luxor. The Company promised to pay to Luxor the principal amount of $2,874,712 together with any accrued interest at a rate of 6%.

On September 10, 2018, the Company entered into Settlement Agreement and Mutual General Release Agreement (the “Settlement Agreement”) with Luxor to release all liabilities relating to the Convertible Note issued on March 1, 2016 (the “Note”), the Company agreed to pay out the remaining balance totaling $649,414, by converting $209,414 into Common Stock at a conversion price of $0.15 per share, and a payment of $150,000, and by entering into an interest free loan for the remaining balance of $290,000.

As of July 31, 2020, the interest free loan consisted of the settlement payable of $154,303. Although Luxor did not charge interest on this loan, the imputed interest was still recorded.

On February 28, 2018, the Company entered into the Asset Purchase Agreement with Luxor to acquire the GM2 Asset and the related note, as discussed in greater detail above under “NOTE 3 - NOTES PAYABLES” - “Promissory Note Payable”.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. As of July 31, 2020, the Company had a $205,511 payable to Mr. Goodman.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase shares of common stock to Anthony Brian Goodman. More details of the options are covered in “Note 7 – Equity”.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 to Ms. Feng. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 to Ms. Feng. As of July 31, 2020, the Company had a $232,621 payable to Ms. Feng.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 16, 2019, the Company granted options to purchase shares of common stock to Weiting Feng. More details of the options are covered in “Note 7 – Equity”.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and to grant Mr. McChesney options to purchase 100,000 shares of common stock in connection with his appointment. As of July 31, 2020, the Company had $2,000 payable to Mr. McChesney. More details regarding the options are covered in “Note 7 – Equity”.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building a Peer to Peer gaming system. The consultant will be paid $3,000 per month.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued to provide services, however the term of the Back Office Agreement was to continue for a an additional 12 months.

On December 1, 2018, the Company entered into an Amendment to Back Office Agreement with Articulate, pursuant to which the compensation payable thereunder increased from $2,300 per month to $5,500 per month.

On August 1, 2019, the Company entered into a Second Amendment to Back Office Agreement with Articulate. Based on the increased utilisation of office space, increased use of utilities, and accounting resources, the parties agreed to increase the contribution from $5,500 per month to $11,000 per month.

For the six months ended July 31, 2020 and 2019, general and administrative expense related to the Back Office Agreement were $66,000 and $33,000, respectively. As of July 31, 2020, the Company had $377,501 payable to Articulate.

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

Beginning on July 1, 2018, the Company provided system for usage in an additional currency, and a lower usage fee scale was agreed in an Addendum for the additional market.

During the six months ended July 31, 2020, revenue form Articulate was $1,062,934. As of July 31, 2020, the Company had $1,174,058 in accounts receivable from Articulate.

NOTE 7 - EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

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

On August 10, 2015, the Company filed a Certificate of Designation with the Nevada Secretary of State designating the 1,000 shares of Series B Voting Preferred Stock.

On August 14, 2015, the Company issued 1,000 shares of Series B Voting Preferred Stock to Santa Rosa Resources, representing 100% of the total issued and outstanding shares of the Company’s Series B Voting Preferred Stock.

On April 3, 2016, the Company cancelled 1,000 shares of Series B Voting Preferred Stock previously issued to Santa Rosa Resources and issued a new certificate in the name of Luxor in the amount of 1,000 Series B shares.

As of July 31, 2020, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were designated, of which no Series A shares were issued and outstanding and 1,000 Series B shares were issued and outstanding.

Common Stock

On May 6, 2020, the Company issued 66,667 shares of Common Stock to James Caplan for services, in connection with an Addendum to Corporate Communication and Investor Relations Program entered into on March 20, 2020. The shares were recorded at their market value of $37,000.

On June 26, 2020, the Company completed a 1-for-150 reverse stock split with respect to the Company’s outstanding Common Stock. The reverse stock split had no effect on the par value of the common stock. The number of authorized shares of Common Stock was reduced to 40,000,000. All issued and outstanding shares of Common Stock were reduced at a ratio of 1 share for every 150 shares of Common Stock outstanding. All fractional shares were rounded up to the next whole number. As a result, 3,639 shares of Common Stock were issued due to the rounding up of fractional shares.

As of July 31, 2020, 40,000,000 Common Shares of par value $0.00001 per share were authorized, of which 19,039,098 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, with each of them being granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants resigned, and their options were forfeited. During the financial year 2019, another two of the consultants resigned, but one third of their options were vested. As of July 31, 2020, options to purchase 666,667 shares had vested. Except for the forfeited options, the fair value of the stock options above was $71,260 in total on the grant date. As of July 31, 2020, the remaining unamortized balance was $6,586. During the six months ended July 31, 2020, the amortization expense was $7,945, which was recorded as cost of goods sold.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted options to purchase 1,400,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. As of July 31, 2020, options to purchase 933,334 shares had vested, and the remaining unamortized balance was $5,713. During the six months ended July 31, 2020, the amortization expense was $7,768, which was recorded as cost of goods sold.

On May 8, 2018, the Company granted stock options to an external consultant, Siu Kei Ho. The consultant was granted options to purchase 500,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years. The expiration date is June 30, 2021. Since the consultant did not perform services as anticipated and specified in the consulting agreement, on May 8, 2019, the Company terminated the consulting agreement and all compensation specified in the agreement (i.e., the options) with Siu Kei Ho.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.12 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 345%. As of July 31, 2020, options to purchase 133,334 shares were vested and the remaining unamortized balance was $7,342. During the six months ended July 31, 2020, the amortization expense was $3,696, which was recorded as cost of goods sold.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.165 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, an exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 329%. As of July 31, 2020, options to purchase 66,667 shares of common stock were vested and the remaining unamortized balance was $9,943. During the six months ended July 31, 2020, the amortization expense was $6,797, which was recorded as cost of goods sold.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted options to purchase 100,000 shares of Common Stock of the Company at an exercise price of $0.33 per share with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a Board Resolution to extend the expiration date by 3 months, and on July 1, 2020, the Company passed another Board Resolution to extend the expiration by 6 months. The expiration date was extended to January 9, 2021. The Company recorded a total of $40 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. As of July 31, 2020, all the options were vested, and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded as cost of goods sold.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted options to purchase 53,334 shares of Common Stock of the Company with an exercise price of $0.33 per share, with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a Board Resolution to extend the expiration date by 3 months, and on July 1, 2020, the Company passed another Board Resolution to extend the expiration by 6 months. The expiration date was extended to January 9, 2021. The Company recorded a total of $21 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. As of July 31, 2020, all the options were vested, and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded as cost of goods sold.

On June 11, 2019, the Company granted stock options to two external consultants, Zhe Yan and Yukun Qiu. Each consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.48 per share, and a vesting period of three years, vesting 33% on each anniversary of the grant, for three years. The expiration date is December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48 per share, time to maturity of 3.5 years, and stock volatility of 244%. As of July 31, 2020, options to purchase 133,334 shares of common stock were vested, and the remaining unamortized balance was $93,453. During the six months ended July 31, 2020, the amortization expense was $25,013 recorded as cost of goods sold.

On March 16, 2020, the Company granted stock options to an external consultant, Jiayi Wu. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 33% for the first two half year periods and 33% for the remaining one year. The expiration date is September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 2.5 years, and stock volatility of 88.16%. As of July 31, 2020, none of the options were vested, and the remaining unamortized balance was $39,028. During the six months ended July 31, 2020, the amortization expense was $5,625 recorded as cost of goods sold.

On March 16, 2020, the Company granted stock options to two external consultants, James Young and Tamzin Cubells. Each consultant was granted options to purchase 100,000 shares of Common Stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88.16%. As of July 31, 2020, none of the options were vested, and the remaining unamortized balance was $47,234. During the six months ended July 31, 2020, the amortization expense was $10,913 recorded as cost of goods sold.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted options to purchase 100,000 shares of Common Stock of the Company with an exercise price of $1.74 per share, with a vesting period of two and a half years, vesting 33% at the end of the first half year and 33% on each anniversary of the grant date, for the next two years. The expiration date is June 18, 2023. The fair value of each of the stock options was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. As of July 31, 2020, none of the options were vested, and the remaining unamortized balance was $356,158. During the six months ended July 31, 2020, the amortization expense was $17,603 recorded as cost of goods sold.

The cost of sales related to the options were $88,828 in total for the six months ended July 31, 2020.

(b) Directors:

On January 3, 2018, the Company granted stock options to its Chief Financial Officer to purchase 1,400,000 shares of Common Stock of the Company with an exercise price of $0.06, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. As of July 31, 2020, the options were fully vested and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded due to these options. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $1,337 amortization expense due to the exercise period being extended.

On January 3, 2018, the Company granted stock options to its Chief Executive Officer to purchase 5,400,000 shares of Common Stock of the Company with an exercise price of $0.066, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018 based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. As of July 31, 2020, the options were fully vested and there was no remaining unamortized balance. During the six months ended July 31, 2020, there was no amortization expense recorded due to these options. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. The Company recorded an additional $5,740 amortization expense due to the exercise period being extended.

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 700,000 shares of Common Stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $332,446 on September 19, 2019 based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 111%. As of July 31, 2020, options to purchase 233,334 shares of Common Stock were vested, and the remaining unamortized balance was $139,658. During the six months ended July 31, 2020, the amortization expense was $111,199, which was recorded as stock based compensation.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,236,381 on September 19, 2019 based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 111%. As of July 31, 2020, options to purchase 900,000 shares of common stock were vested, and the remaining unamortized balance was $519,393. During the six months ended July 31, 2020, the amortization expense was $413,554, which was recorded as stock based compensation.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795, with a vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months, after the grant date. The fair value of the stock options was $88,171 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 5 years, and stock volatility of 77.27%. As of July 31, 2020, 50,000 options were vested and the remaining unamortized balance was $43,127. During the six months ended July 31, 2020, the amortization expense was $45,044, which was recorded as stock based compensation.

As of July 31, 2020, options to purchase 7,983,334 shares of common stock granted to directors were vested; and $569,797 amortization expense was recorded related to the director’s options for the six months ended July 31, 2020.

NOTE 8 - CONCENTRATION

At the present time, we are dependent on a small number of direct customers for most of our business, revenues and results of operations.

For the six months ended July 31, 2020, the aggregate amount of revenues was $1,780,189. Articulate, a related party, accounted for 60% of such revenues.

As of July 31, 2020, the net amount of accounts receivable was $1,859,156. Articulate accounted for 63% and Red Label Technology Pty Ltd accounted for 33% of such accounts receivable.

For the six months period ended July 31, 2020, the total cash received from Articulate was $947,750 and accounted for 54% of total cash received from customers.

The Company maintains strong relationships with existing customers and expects to engage with additional customers in the coming periods.

NOTE 9 - SUBSEQUENT EVENTS

Settlement of Convertible Notes – Istvan Elek

On August 10, 2020, Mr. Istvan Elek’s attorney and the Company have reached an agreement regarding the final payment to settle the convertible notes owed to Mr. Elek. The Company agreed to pay Mr. Istvan Elek $13,242 in total, including $10,000 of principal and $3,242 of accrued interest. On August 17, 2020, the Company made the payment to the designated bank account and the convertible note was settled.

Private Placement

From August 14, 2020 to August 20, 2020, the Company offered for purchase to a limited number of accredited and offshore investors up to an aggregate of 900,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock for $3.40 per unit. The warrants have an exercise price of $4.10 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) August 20, 2022, and (b) the 30th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $6.80 per share for a period of ten consecutive trading days. The warrants include a beneficial ownership limitation, which limits the exercise of the warrants held by any individual investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor).

The Company sold 527,029 Units in total to 11 investors, raising capital of $1,791,899. None of the shares included in the Units purchased have been issued to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and six months ended July 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Transition Report for the period from August 1, 2019 to January 31, 2020 on Form 10-KT filed with the SEC on June 8, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report. See also “Special Note Regarding Forward-Looking Statements”, above.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q/A, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ contained in Transition Report for the period from August 1, 2019 to January 31, 2020 on Form 10-KT filed with the SEC on June 8, 2020.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q/A, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at http://www.sec.gov (our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001437925). Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report and are also available on our website at https://goldenmatrix.com/investors-overview/sec-filings/ which website includes information we do not desire to incorporate by reference into this Report.

Overview

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. In October 2009, the Company changed its name to Source Gold Corp. remaining in the business of acquiring exploration and development stage mineral properties. In April 2016, the Company changed its name to Golden Matrix Group, Inc., changing the direction of the Company’s business to focus on software technology.

Beginning in June 2020, the Company launched an additional revenue stream which is distinctive to its other revenue streams. Historically the Company charged gaming operators for the use of its unique IP and technology systems. Revenues derived from such charges were based on the usage of the proprietary systems by the clients and generated revenues with high margins.

During June and July 2020, the Company contracted with certain clients to offer third party gaming content and as such became a distributor and reseller of this gaming content. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin. The Margin on the new revenues is substantially lower than the historical revenues and expected to be around 18%.

The Company believes that there is a significant opportunity to scale this new revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The new revenue stream is highly scalable i.e., the running and support costs relative to the incremental revenues are low, and will reduce exponentially as a percentage of revenues as revenues grow. The Company will strive to roll out this new product offering to its existing client base and expects to scale up its revenues as a result.

Plan of Operation

GMGI has developed and acquired unique valuable technology that provides a social online gaming platform for operators.

Whilst there are a number of companies that provide similar products for social online gaming operators, the Company has unique IP and is focused on the Asian market. We believe that the unique technology, the Company’s location, focused resources and experience in this market provide the Company with a distinct advantage over other companies located in other parts of the world and having limited experience in Asia.

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

Results of Operations

Three months ended July 31, 2020, compared to the three months ended July 31, 2019.

Revenues

The Company currently has two distinctive revenue streams.

Historically, the Company charged gaming operators for the use of its unique IP and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended July 31, 2020, the Company generated $634,870 of revenues from its unique IP and technology systems, including $531,369 from Articulate, a related party (see “Note 6 - Related Party Transactions” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”). During the three months ended July 31, 2019, the Company generated $792,807 of revenues from its IP and technology systems, including $505,560 which was from Articulate.

Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. During the three months ended July 31, 2020, $410,555 of revenues were derived from the reselling of gaming content. During the three months ended July 31, 2019, there were no revenues from the reselling of gaming content.

Cost of goods sold

The Company currently has two distinctive cost of goods sold.

Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended July 31, 2020 and 2019, costs of goods sold due to the amortization of options were $57,332 and $(331,353), respectively. The negative cost of goods sold during last year was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date and the Company made an adjustment to revalue the previous costs.

From June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as a cost of goods sold. During the three months ended July 31, 2020, $337,400 of costs were recognised. During the same period last year, there were no such costs.

General and administrative expenses

During the three months ended July 31, 2020 and 2019, general and administrative expenses were $105,222 and $82,554, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. The increase of general and administrative expenses was mainly due to the penalty, in the amount of $29,988, from the Office of the State Treasurer of Nevada, which the Company recorded as an administrative expense. More details regarding the penalty were covered in see “Note 4 – Contingent Liability” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

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

The increase in amortization expense for the three months ended July 31, 2020, compared to the prior period, was due to the stock options granted to Mr. Anthony Brian Goodman, CEO, Ms. Weiting Feng, CFO, and Mr. Thomas McMchesney, Independent Director, under the 2018 Equity Incentive Plan. More details regarding the options are discussed in “Note 7 – Equity” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”. More details regarding the options are discussed in “Note 6 – Related Party Transactions” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

The increase of back office expense was due to the Back Office Agreement (as amended) with Articulate which the Company entered into on August 1, 2019. Both parties agreed that the back office expense would increase from $5,500 per month to $11,000 per month beginning August 2019 as a result of such amendment.

The increase in consulting expense was due to the increasing number of Directors and consulting services provided by Mr. Brett Goodman, a consultant, and the son of our CEO, who has been engaged to assist the Company with building Peer to Peer gaming system.

Bad debt expense

During the three months ended July 31, 2020, there were no bad debt expenses. During the same period last year, bad debt expenses were $168,557. The Company recognised an allowance for doubtful debts for accounts receivable from Red Label Technology Pty Ltd on July 31, 2019.

Professional fees

During the three months ended July 31, 2020 and 2019, professional fees were $46,733 and $22,580, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions relating to a change of fiscal year and stock reverse split, which increased the legal service fees and auditing expenses for the current period compared to the prior period.

Interest expense

During the three months ended July 31, 2020 and 2019, interest expense was $3,663 and $20,188 respectively. The decrease of interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the three months ended July 31, 2020 and 2019, interest income was $232 and $5,774, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the three months ended July 31, 2020 and 2019, foreign exchange loss was $4,309 and $0, respectively. The foreign exchange loss was due to foreign currency invoices the Company received from its supplier.

Unrealized gain (loss) on derivative liabilities - Note Conversion Feature

The Company had no unrealised loss on derivative liabilities for the three months ended July 31, 2020, and had an unrealised loss on derivative liabilities of $4,091 for the three months ended July 31, 2019. As of January 31, 2020, the Company has settled all the outstanding derivative liabilities.

Net income

The Company had net income of $85,625 and $736,795 for the three months ended July 31, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in cost of goods sold and other expenses, as discussed above.

Six months ended July 31, 2020 compared to the six months ended July 31, 2019.

Revenues

During the six months ended July 31, 2020, the Company generated $1,369,635 revenues from its unique IP and technology systems, of which, $1,062,934 was from Articulate, a related party (see “Note 6 - Related Party Transactions” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”). During the six months ended July 31, 2019, the Company generated $1,529,976 revenues from its IP and technology systems, of which, $1,079,957 was from Articulate.

During the six months ended July 31, 2020, $410,555 revenues were derived from the reselling of gaming content. During the six months ended July 31, 2019, there were no revenues from the reselling of gaming content.

Cost of goods sold

The Company recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 Asset. During the six months ended July 31, 2020 and 2019, costs of goods sold due to the amortization of options were $88,828 and $(116,504), respectively. The negative cost of goods sold during last year was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date and the Company made an adjustment to revalue the previous costs.

Recently due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as cost of goods sold. During the six months ended July 31, 2020, $337,400 of costs were recognised. During the same period last year, there were no such costs.

General and administrative expenses

During the six months ended July 31, 2020 and 2019, general and administrative expenses were $215,862 and $187,963, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. The increase of general and administrative expenses was mainly due to the penalty in the amount of $29,988 from the Office of the State Treasurer of the State of Nevada, which the Company recorded as an administrative expense. More details regarding the penalty were covered in “Note 4 – Contingent Liability” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”).

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

The increase of amortization expense was due to the stock options granted to Mr. Anthony Brian Goodman, CEO, Ms. Weiting Feng, CFO, and Mr. Thomas McMchesney, Independent Director, under the terms of the 2018 Equity Incentive Plan. More details regarding the options are discussed in “Note 7 - Equity” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

The increase of back office expense was due to the Second Amendment to Back Office Agreement with Articulate which the Company entered into on August 1, 2019. Pursuant to the amendment, both parties agreed that the back office expense increased from $5,500 per month to $11,000 per month beginning in August 2019. More details are discussed in “Note 6 - Related Party Transactions” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

The increase of consulting expense was due to the increasing number of Directors and consulting services provided by Mr. Brett Goodman, a consultant, and the son of our CEO, who has been engaged to assist the Company with building Peer to Peer gaming system.

Bad debt expense

During the six months ended July 31, 2020, there were no bad debt expenses. During the same period last year, bad debt expenses were $168,557. The Company recognised an allowance for doubtful debts for accounts receivable from Red Label Technology Pty Ltd on July 31, 2019.

Loss on contingent liability – Related party

During the six months ended July 31, 2020, there was no loss on contingent liability to related party. During the six months ended July 31, 2019, the loss on contingent liability was $6,791. The loss on contingent liability was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor, which is wholly-owned by the Company’s Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and agreed that 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. During the fiscal year ended July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost during the fiscal year ended July 31, 2019 was an adjustment to the estimated number.

Professional fees

During the six months ended July 31, 2020 and 2019, professional fees were $67,121 and $30,563, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions including the change of fiscal year and stock reverse split, which increased the legal service fees and auditing expenses.

Interest expense

During the six months ended July 31, 2020 and 2019, interest expense was $9,814 and $37,356, respectively. The decrease in interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the six months ended July 31, 2020 and 2019, interest income was $1,528 and $8,120, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the three months ended July 31, 2020 and 2019, foreign exchange loss was $4,309 and $0, respectively. The foreign exchange loss was due to foreign currency invoices the Company received from its supplier.

Unrealized gain (loss) on derivative liabilities - Note Conversion Feature

The Company had no unrealised loss on derivative liabilities for the six months ended July 31, 2020, and had an unrealised loss on derivative liabilities of $3,182 for the six months ended July 31, 2019. As of January 31, 2020, the Company has settled all the outstanding derivative liabilities.

Net income

The Company had net income of $315,364 and $1,016,118 for the six months ended July 31, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in cost of goods sold and other expenses, as discussed in greater detail above.

Liquidity and Capital Resources

The Company had $2,905,477 of cash on hand at July 31, 2020 and total assets of $4,775,291 (all of which were current assets). The Company had total working capital of $3,491,940 as of July 31, 2020. The Company had total liabilities (which were all current liabilities) of $1,283,351 as of July 31, 2020, which included $145,000 of settlement payable to Luxor, a related party (see “Note 3 – Notes Payable” to the unaudited financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”), $817,633 of accounts payable to related parties and $262,007 of accounts payable and accrued liabilities.

The Company’s notes payable, contingent liability, related party transactions, equity compensation, and recent sales of securities are described in greater detail above under “Part I - Financial Information” – “Item 1. Financial Statements”, “Note 3 – Notes Payable”, “Note 4 – Contingent Liability”, “Note 6 – Related Party Transactions”, “Note 7 – Equity”, and “Note 9 – Subsequent Events”.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Significant non-cash expenses for the period include stock-based compensation and imputed interest.

The Company generated cash from operating activities of $1,388,923 during the six months ended July 31, 2020 due primarily to $315,364 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stock issued for services) which were $695,625 during the six months ended July 31, 2020.

The Company generated cash from operating activities of $612,596 in the six months ended July 31, 2019 due primarily to $1,016,118 of net income, and $168,557 of bad debt expense, offset by a net of ($604,651) in changes in operating assets and liabilities during the six months ended July 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of July 31, 2020. This evaluation was carried out by our Principal Executive Officer and our Principal Financial Officer. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures, due to the presence of material weaknesses in internal control over financial reporting as discussed below.

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

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results reported herein.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Moving forward, the Company plans to take the following steps to enhance and improve the design of its internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building a Peer to Peer gaming system. The consultant will be paid $3,000 per month.

Attached hereto as Exhibit 99.1 is an unaudited compilation report from its certified public accounting firm relating to the Company’s consolidated balance sheet as of August 31, 2020, and the related consolidated statement of operations for the month then ended in accordance with accounting principles generally accepted in the United States of America (the “Compilation”). The Compilation is included to help facilitate the uplisting of the Company’s common stock to the NASDAQ Capital Market (“NASDAQ”), provided that to date, the Company has only filed an application to uplist its common stock to NASDAQ and the uplisting of the Company’s common shares onto NASDAQ remains subject to the approval of NASDAQ and the satisfaction of all applicable listing and regulatory requirements, which may not be met on a timely basis, if at all

Effective on September 2, 2020, the Board of Directors of the Company appointed Aaron Richard Johnston, who was appointed as a member of the Board of Directors on August 23, 2020, to the audit committee. As a result of such appointment, the current committees of the Board of Directors are as follows:

	Independent	Audit Committee	Compensation Committee	Nominating and Governance Committee
Anthony Brian Goodman
Weiting (Cathy) Feng
Thomas E. McChesney	X	M	C	C
Murry G. Smith	X	C	M	M
Aaron Richard Johnston	X	M	_	_

C Chairman of Committee.

M – Member.

Copies of the Audit Committee Charter, Compensation Committee Charter and Nominating and Corporate Governance Committee Charter are incorporated herein as Exhibits 99.2 through 99.4.

ITEM 6. EXHIBITS

Number	Exhibit Description
3.1

Articles of Incorporation of Ibex Resources Corp. (Filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on October 7, 2008, and incorporated herein by reference)(File No. 333-153881).

3.2*	Certificate of Change (1 for 150 reverse stock split) filed with the Secretary of State of Nevada on April 27, 2020
3.2

Bylaws of the Company (Filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on October 7, 2008, and incorporated herein by reference)(File No. 333-153881).

10.1

Form of Subscription Agreement (August 2020 Private Offering) (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2020, and incorporated herein by reference)(File No. 000-54840).

10.2

Form of Common Stock Purchase Warrant (August 2020 Private Offering) (Filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2020, and incorporated herein by reference)(File No. 000-54840).

10.3*	Consultant Agreement with Brett Goodman dated May 1, 2020
14.1

Code of Business Conduct and Ethics (Filed as Exhibit 14.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2020, and incorporated herein by reference)(File No. 000-54840).

31.1*	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Unaudited Compilation Report for Golden Matrix Group, Inc. as of August 31, 2020, and the Related Consolidated Statement of Operations for the Month Then Ended
99.2

Audit Committee Charter (Filed as Exhibit 99.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2020, and incorporated herein by reference)(File No. 000-54840).

99.3

Compensation Committee Charter (Filed as Exhibit 99.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2020, and incorporated herein by reference)(File No. 000-54840).

99.4

Nominating and Corporate Governance Committee Charter (Filed as Exhibit 99.4 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 27, 2020, and incorporated herein by reference)(File No. 000-54840).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MATRIX GROUP, INC
Dated: October 28, 2020	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer and Principal Accounting/Financial Officer)

