Form 10-Q
period 2020-10-31
Golden Matrix Group, Inc.
filed 2020-12-11
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 11, 2020, there were 21,332,636 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets

	As of	As of
	October 31, 2020	January 31, 2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$5,009,996	$1,856,505
Accounts receivable, net	755,553	791,340
Accounts receivable – related parties, net	1,046,280	1,058,874
Total current assets	6,811,829	3,706,719
Total assets	$6,811,829	$3,706,719

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$243,371	$25,621
Accounts payable - related parties	405,313	660,682
Advances from shareholders	1,000	1,000
Accrued interest	123	41,964
Settlement payable - related party – in default	66,803	145,000
Settlement payable - related party	-	145,000
Convertible notes payable, net of discounts	-	30,000
Convertible notes payable, net - in default	-	10,000
Promissory note - related party	-	174,254
Contingent liability	29,988	-
Customer deposits	211,171	-
Total current liabilities	957,769	1,233,521
Total liabilities	$957,769	$1,233,521

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 40,000,000 shares authorized, 20,743,430 and 18,968,792 shares issued and outstanding, respectively	$207	$190
Additional paid-in capital	30,979,575	27,944,652
Accumulated other comprehensive loss	(683)	(683)
Accumulated deficit	(25,125,039)	(25,470,961)
Total shareholders’ equity	5,854,060	2,473,198
Total liabilities and shareholders’ equity	$6,811,829	$3,706,719

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019

Revenues	$920,696	$362,276	$1,637,951	$812,295
Revenues-related party	570,768	519,569	1,633,702	1,599,526
Cost of goods sold	(619,042)	(32,193)	(1,045,270)	84,311
Gross profit	872,422	849,652	2,226,383	2,496,132

Costs and expenses:
General and administrative expense	199,103	87,346	414,965	275,309
General and administrative expense- related party	569,823	194,665	1,312,842	398,735
Bad debt expense	-	-	-	168,557
Loss on contingent liability – related party	-	-	-	6,791
Research and development expense	18,671	-	18,671	-
Professional fees	43,215	18,815	110,336	49,378
Total operating expenses	830,812	300,826	1,856,814	898,770
Gain from operations	41,610	548,826	369,569	1,597,362

Other income (expense):
Interest expense	(1,083)	(16,390)	(10,897)	(53,746)
Interest earned	42	9,286	1,570	17,406
Foreign exchange loss	(10,011)	-	(14,320)	-
Gain on derivative liability	-	4,166	-	984
Total other (expense)	(11,052)	(2,938)	(23,647)	(35,356)
Net income	$30,558	$545,888	$345,922	$1,562,006

Net earnings per common share – basic	$0.00	$0.03	$0.02	$0.08
Net earnings per common share diluted	$0.00	$0.02	$0.01	$0.06
Weighted average number of common shares outstanding – basic	20,267,357	18,968,792	19,426,309	18,954,384
Weighted average number of common shares outstanding –diluted	32,554,229	28,004,614	31,415,294	27,892,724

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)

(Unaudited)

Nine Months Ended October 31, 2019 and 2020

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	(Deficit)

Balance at January 31, 2019	1,000	$-	18,902,125	$189	$27,336,340	$-	$(683)	$(27,453,853)	$(118,007)
Issuance of shares for services	-	-	66,667	1	27,999	-	-	-	28,000
Fair value of options/warrants issued for services	-	-	-	-	269,828	-	-	-	269,828
Imputed interest	-	-	-	-	12,055	-	-	-	12,055
Gain on extinguishment of debt – related party	-	-	-	-	114,618	-	-	-	114,618
Net income	-	-	-	-	-	-	-	279,323	279,323
Balance at April 30, 2019	1,000	-	18,968,792	$190	$27,760,840	-	$(683)	$(27,174,530)	$585,817
Adjustment for settlement of convertible note	-	-	-	-	1	-	-	-	1
Fair value of options/warrants issued for services	-	-	-	-	(293,670)	-	-	-	(293,670)
Imputed interest	-	-	-	-	4,385	-	-	-	4,385
Net income	-	-	-	-	-	-	-	736,795	736,795
Balance at July 31, 2019	1,000	-	18,968,792	$190	$27,471,556	-	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	152,872	-	-	-	152,872
Imputed interest	-	-	-	-	4,386	-	-	-	4,386
Net income	-	-	-	-	-	-	-	545,888	545,888
Balance at October 31, 2019	1,000	-	18,968,792	$190	$27,628,814	-	$(683)	$(25,891,847)	$1,736,474

Balance at January 31, 2020	1,000	-	18,968,792	$190	$27,944,652	-	$(683)	$(25,470,961)	$2,473,198
Fair value of options/warrants issued for services	-	-	-	-	291,056	-	-	-	291,056
Issuance of shares for services	-	-	-	-	-	37,000	-	-	37,000
Imputed interest	-	-	-	-	4,291	-	-	-	4,291
Net income	-	-	-	-	-	-	-	229,739	229,739
Balance at April 30, 2020	1,000	-	18,968,792	$190	$28,239,999	$37,000	$(683)	$(25,241,222)	$3,035,284
Fair value of options/warrants issued for services	-	-	-	-	367,569	-	-	-	367,569
Issuance of shares for services	-	-	66,667	-	37,000	(37,000)	-	-	-
Imputed interest	-	-	-	-	3,462	-	-	-	3,462
Reverse split rounding up	-	-	3,639	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	85,625	85,625
Balance at July 31, 2020	1,000	-	19,039,098	$190	$28,648,030	-	$(683)	$(25,155,597)	$3,491,940
Shares issued for cashless exercise of options	-	-	1,177,303	12	(12)	-	-	-	-
Shares issued for private placement	-	-	527,029	5	1,791,858	-	-	-	1,791,863
FV of option/warrants issued for services	-	-	-	-	538,632	-	-	-	538,632
Imputed interest	-	-	-	-	1,067	-	-	-	1,067
Net income	-	-	-	-	-	-	-	30,558	30,558
Balance at October 31, 2020	1,000	-	20,743,430	$207	$30,979,575	-	$(683)	$(25,125,039)	$5,854,060

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	October 31,
	2020	2019
Cash flows from operating activities:
Net income	$345,922	$1,562,006
Adjustments to reconcile net income to cash provided by operating activities:
Unrealized gain on derivative liabilities-note conversion feature	-	(984)
Adjustment for settlement of convertible note	-	1
Fair value of stock option issued for services	164,762	(84,311)
Fair value of shares issued for services	37,000	28,000
Stock based compensation	1,032,495	213,341
Fair value loss on contingent liability-related party	-	6,791
Imputed interest	8,820	20,826
Penalty on convertible notes payable	-	3,500
Bad debt expense	-	168,557
Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable, net	35,787	(638,643)
(Increase) decrease in accounts receivable – related party	(397,451)	109,722
(Decrease) increase in accounts payable and accrued liabilities	247,738	(15,361)
Increase in accounts payable – related party	154,676	178,566
Increase in customer deposit	211,171	-
(Decrease) increase in accrued interest	(41,841)	32,920
Net cash provided by operating activities	$1,799,079	$1,584,931

Cash flows from financing activities:
Proceeds from sale of stock	1,791,863	-
Repayments on settlement payable – related party	(223,197)	-
Repayments on notes payable	(40,000)	-
Repayments on promissory note – related party	(174,254)	(398,313)
Net cash provided by (used in) financing activities	$1,354,412	$(398,313)

Net increase in cash and cash equivalents	3,153,491	1,186,618
Cash and cash equivalents at beginning of year	1,856,505	1,118,499
Cash and cash equivalents at end of the quarter	5,009,996	2,305,117

Supplemental cash flows disclosures
Interest paid	$43,918	-
Tax paid	-	-
Supplemental disclosure of non-cash activities
Offset of accounts payable with accounts receivable – related party	$410,045	$-
Extinguishment of contingent liability – related party	$-	$1,031,567
Gain on extinguishment of contingent liability – related party	$-	$114,618
Cashless exercise of options	$12	$-

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Transition Report for the period from August 1, 2019 to January 31, 2020 on Form 10-KT filed with the SEC on June 8, 2020 (as amended by Amendment No. 1 thereto filed with the SEC on July 15, 2020 and amended by Amendment No. 2 filed with the SEC on October 28, 2020).

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

The following table sets forth the calculation of basic and diluted net earnings per share for the periods ended October 31, 2020 and 2019. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect on June 26, 2020:

	For the Three Months Ended		For the Nine Months Ended
	October 31,		October 31,
	2020	2019	2020	2019
Basic earnings per common share
Numerator:
Net income available to common shareholders	$30,558	$545,888	$345,922	$1,562,006
Denominator:
Weighted average common shares outstanding	20,267,357	18,968,792	19,426,309	18,954,384

Basic earnings per common share	$0.00	$0.03	$0.02	$0.08

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$30,558	$545,888	$345,922	$1,562,006
Denominator:
Weighted average common shares outstanding	20,267,357	18,968,792	19,426,309	18,954,384
Preferred shares	1,000	1,000	1,000	1,000
Warrants/Options	12,285,872	8,979,749	11,987,985	8,882,267
Convertible debt	-	55,073	-	55,073
Adjusted weighted average common shares outstanding	32,554,229	28,004,614	31,415,294	27,892,724

Diluted earnings per common share	$0.00	$0.02	$0.01	$0.06

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

The stock-based compensation of options issued to consultants was recognized as a component of cost of goods sold based on the fact that the stock-based compensation is the direct labor cost associated with running the Company’s GM2 Asset system.

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

The Company has adopted ASU 2018-07 and has adjusted the share-based compensation costs during the last fiscal year. The Company's management believes the new standard can best represent the Company’s operating results.

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

NOTE 2 - NOTES PAYABLES

Convertible Notes Payable

Convertible notes payable at October 31, 2020 and January 31, 2020 consisted of the following:

	October 31,	January 31,
	2020	2020
Convertible Note #2	-	30,000
Convertible Note #59	-	10,000
Notes payable, principal	$-	$40,000

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

As of October 31, 2020, the principal balance of this note was $0.

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

On July 21, 2016, $25,000 of the note was assigned to Istvan Elek. At any time, the note may be converted at the option of the holder into Common Stock of the Company. The conversion price is 50% of the market price, where market price is defined as “the lowest closing price on any day with a fifteen day look back”.

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

As of October 31, 2020, there was no outstanding balance on the note.

Loans from Shareholders

During the year ended July 31, 2016, the Company received a loan of $1,000 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account. As of October 31, 2020, the balance of the loan was $1,000. The loan from the officer is due on demand, unsecured and bears no interest.

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

For the nine months ended October 31, 2020, the Company paid $223,197 to Luxor against the settlement payable. As of October 31, 2020, the balance of the settlement payable was $66,803, which was in default. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

Promissory Note Payable – Related Party

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

For the nine months ended October 31, 2020, the Company paid $214,930 to Luxor against the Promissory Note Payable, including against the principal amount of $170,254, interest accrued of $40,676 and late fee payable of $4,000. As of October 31, 2020, there was no outstanding balance on this note.

NOTE 3 - CONTINGENT LIABILITY

On July 31, 2020, the Company received a penalty in a total amount of $29,988 from the Office of the Nevada State Treasurer. The reason for the penalty was that the Company failed to report, pay and deliver the $30,000 unclaimed convertible note to the Unclaimed Property Division within the time prescribed by Nevada Revised Statute 120A.730. The Company was required to pay interest at a rate of 18 percent per annum on the $30,000 accrued from October 15, 2015 to June 15, 2020. An additional civil penalty of $200 for each day the report, payment or delivery is withheld or the duty is not performed is also applied, up to a maximum of $5,000. The Company has applied for the extenuation of the penalty. Per the Office of State Treasurer’s requirement, in order to receive a waiver from accumulated penalties, the Company must apply for the Voluntary Disclosure Agreement Program. The Company has applied for the Program and is waiting for the response from the Office of State Treasurer.

NOTE 4 - CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s new customer participating in the Progressive Jackpot Games. The client will be required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of October 31, 2020, a total of $5,000 of customer deposits is from this source.

The other source of deposits is the payment from customers in advance of any usages of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of October 31, 2020, a total of $206,171 of customer deposits is from this source.

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

As of October 31, 2020, the interest free loan consisted of the settlement payable of $66,803. Although Luxor did not charge interest on this loan, the imputed interest was still recorded.

On February 28, 2018, the Company entered into the Asset Purchase Agreement with Luxor to acquire the GM2 Asset and the related note, as discussed in greater detail above under “NOTE 2 - NOTES PAYABLES” - “Promissory Note Payable”.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. As of October 31, 2020, the total consulting fee payable to Mr. Goodman was $139,350.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. As of October 31, 2020, total wage payable to Mr. Goodman was $2,769 and the superannuation payable was $263.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase shares of common stock to Anthony Brian Goodman. More details of the options are covered in “Note 6 – Equity”.

Weiting Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Financial Officer, Weiting Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 to Ms. Feng. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 to Ms. Feng. As of October 31, 2020, the total consulting fee payable to Ms. Feng was $254,404.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. As of October 31, 2020, total wage payable to Ms. Feng was $2,308 and the superannuation payable was $219.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 16, 2019, the Company granted options to purchase shares of common stock to Weiting Feng. More details of the options are covered in “Note 6 – Equity”.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and to grant Mr. McChesney options to purchase 100,000 shares of common stock in connection with his appointment. As of October 31, 2020, the Company had $2,000 payable to Mr. McChesney. More details regarding the options are covered in “Note 6 – Equity”.

Murray G. Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith $2,000 per month payable in arears and to grant Mr. Smith options to purchase 100,000 shares of common stock in connection with his appointment. As of October 31, 2020, the Company had $2,000 payable to Mr. Smith. More details regarding the options are covered in “Note 6 – Equity”.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston $2,000 per month payable in arears and to grant Mr. Johnston options to purchase 100,000 shares of common stock in connection with his appointment. As of October 31, 2020, the Company had $2,000 payable to Mr. Johnston. More details regarding the options are covered in “Note 6 – Equity”.

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

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued providing services, however the term of the Back Office Agreement was to continue for a an additional 12 months.

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

For the nine months ended October 31, 2020, general and administrative expense related to the Back Office Agreement was $99,000.

On October 31, 2020, the Company and Articulate Pty Ltd reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable. Before the offset, the Company had $410,045 accounts payable to Articulate and $1,456,326 of accounts receivable from Articulate. After the offset, the Company had no accounts payable to Articulate and $1,046,280 of accounts receivable from Articulate.

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

During the nine months ended October 31, 2020, revenue from Articulate was $1,633,702. As of October 31, 2020, the Company the Company had a $1,046,280 receivable from Articulate after the offset described above.

NOTE 6 - EQUITY

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

On April 3, 2016, the 1,000 shares of Series B Voting Preferred Stock previously issued to Santa Rosa Resources were transferred to Luxor pursuant to the terms of a February 22, 2016 Asset Purchase Agreement between Luxor and the Company.

As of October 31, 2020, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were designated, of which no Series A shares were issued and outstanding and 1,000 Series B shares were issued and outstanding.

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

From August 14, 2020 to August 20, 2020, the Company offered for purchase to a limited number of accredited and offshore investors up to an aggregate of 900,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock for $3.40 per unit. The warrants have an exercise price of $4.10 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) August 20, 2022, and (b) the 30th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $6.80 per share for a period of ten consecutive trading days (the “Ten-Day Period”). The warrants include a beneficial ownership limitation, which limits the exercise of the warrants held by any individual investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor). On December 7, 2020, the Ten-Day Period was triggered and the holders of the warrants have until the end of the day on January 7, 2021, to exercise such warrants before they expire.

The Company sold 527,029 Units in total to 11 investors, raising cash of $1,791,863. The relative fair value of the shares was $1,034,438 and the relative fair value of the warrants was $757,425 based on the amount of cash the Company received from the investors. The shares included in the Units purchased have been issued.

During the three months ended October 31, 2020, four consultants exercised their options. As a result, 1,177,303 shares were issued due to exercise of options. More details regarding the options are covered below in “Stock Option Plan”.

As of October 31, 2020, 40,000,000 Common Shares of par value $0.00001 per share were authorized, of which 20,743,430 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(a) External Consultants:

On January 3, 2018, the Company granted stock options to 9 external consultants, with each of them being granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants resigned, and their options were forfeited. During the financial year 2019, another two of the consultants resigned with one-third of their options vested and the remaining two-thirds of their options forfeited. Excepting the forfeited options, the fair value of the stock options above was $55,425 in total on the grant date. On August 4, 2020, one of the consultants exercised 133,334 options to purchase shares of common stock in a cashless exercise pursuant to which 1,952 shares were surrendered to pay for the aggregate exercise price of the options and 131,382 shares were issued. During the nine months ended October 31, 2020, the amortization expense was $11,931, which was recorded as cost of goods sold. As of October 31, 2020, 533,336 options were vested without being exercised, 266,664 options were not vested and the unamortized balance was $2,600.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted options to purchase 1,400,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On September 1, 2020, options to purchase 933,334 shares of common stock were exercised in a cashless exercise pursuant to which 9,257 shares were surrendered to pay for the aggregate exercise price of the options, and 924,077 shares were issued. During the nine months ended October 31, 2020, the amortization expense was $11,226, which was recorded as cost of goods sold. As of October 31, 2020, 933,334 options were vested and exercised, 466,666 options were not vested, and the unamortized balance was $2,255.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.12 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 345%. During the nine months ended October 31, 2020, the amortization expense was $5,547, which was recorded as cost of goods sold. As of October 31, 2020, 133,334 options were vested without being exercised, 66,666 options were not vested, and the unamortized balance was $5,491.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.165 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, an exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 329%. During the nine months ended October 31, 2020, the amortization expense was $9,303, which was recorded as cost of goods sold. As of October 31, 2020, 66,667 options were vested without being exercised, 133,333 options were not vested, and the remaining unamortized balance was $7,437.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted options to purchase 100,000 shares of Common Stock of the Company at an exercise price of $0.33 per share with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a Board Resolution to extend the expiration date by 3 months, and on July 1, 2020, the Company passed another Board Resolution to extend the expiration by 6 months. The expiration date was extended to January 9, 2021. The Company recorded a total of $40 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. During the nine months ended October 31, 2020, there was no amortization expense recorded as cost of goods sold. As of October 31, 2020, all the options were vested without being exercised, and there was no remaining unamortized balance.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted options to purchase 53,334 shares of Common Stock of the Company with an exercise price of $0.33 per share, with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020. On March 26, 2020, the Company passed a Board Resolution to extend the expiration date by 3 months, and on July 1, 2020, the Company passed another Board Resolution to extend the expiration by 6 months. The expiration date was extended to January 9, 2021. The Company recorded a total of $21 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. During the nine months ended October 31, 2020, there was no amortization expense recorded as cost of goods sold. As of October 31, 2020, all the options were vested without being exercised, and there was no remaining unamortized balance.

On June 11, 2019, the Company granted stock options to two external consultants, Zhe Yan and Yukun Qiu. Each consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.48 per share, and a vesting period of three years, vesting 33% on each anniversary of the grant, for three years. The expiration date is December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48 per share, time to maturity of 3.5 years, and stock volatility of 244%. On September 1, 2020, one of the consultants exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,290 shares were surrendered to pay for the aggregate exercise price of the options and 61,377 shares were issued. During the nine months ended October 31, 2020, the amortization expense was $37,656 recorded as cost of goods sold. As of October 31, 2020, 66,667 options were vested without being exercised, 266,666 options were not vested, and the remaining unamortized balance was $80,810.

On March 16, 2020, the Company granted stock options to an external consultant, Jiayi Wu. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 33% for the first two half year periods and 33% for the remaining one year. The expiration date is September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 2.5 years, and stock volatility of 88.16%. On September 17, 2020, the consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 6,200 shares were surrendered to pay for the aggregate exercise price of the options and 60,467 shares were issued. On October 2, 2020, the consultant terminated the consulting agreement with the Company. As such, the unvested options were all forfeited. During the nine months ended October 31, 2020, the amortization expense was $16,020 recorded as cost of goods sold. As of October 31, 2020, all the vested options were exercised and there were no unvested options and no remaining unamortized balance.

On March 16, 2020, the Company granted stock options to two external consultants, James Young and Tamzin Cubells. Each consultant was granted options to purchase 100,000 shares of Common Stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88.16%. During the nine months ended October 31, 2020, the amortization expense was $18,161 recorded as cost of goods sold. As of October 31, 2020, none of the options were vested, and the remaining unamortized balance was $39,986.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted options to purchase 100,000 shares of Common Stock of the Company with an exercise price of $1.74 per share, with a vesting period of two and a half years, vesting 33% at the end of the first half year and 33% on each anniversary of the grant date, for the next two years. The expiration date is June 18, 2023. The fair value of each of the stock options was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. During the nine months ended October 31, 2020, the amortization expense was $54,856 recorded as cost of goods sold. As of October 31, 2020, none of the options were vested, and the remaining unamortized balance was $318,904.

The cost of sales related to the options was $164,762 in total for the nine months ended October 31, 2020.

(b) Directors:

On January 3, 2018, the Company granted stock options to its Chief Financial Officer to purchase 1,400,000 shares of Common Stock of the Company with an exercise price of $0.06, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. During the nine months ended October 31, 2020, there was no amortization expense recorded due to these options. As of October 31, 2020, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On January 3, 2018, the Company granted stock options to its Chief Executive Officer to purchase 5,400,000 shares of Common Stock of the Company with an exercise price of $0.066, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018 based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. During the nine months ended October 31, 2020, there was no amortization expense recorded due to these options. As of October 31, 2020, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Financial Officer to purchase 700,000 shares of Common Stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $332,446 on September 19, 2019 based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 111%. During the nine months ended October 31, 2020, the amortization expense was $167,062, which was recorded as stock-based compensation. As of October 31, 2020, 466,667 options were vested without being exercised, 233,333 options were not vested, and the remaining unamortized balance was $83,795.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,236,381 on September 19, 2019 based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 111%. During the nine months ended October 31, 2020, the amortization expense was $621,311, which was recorded as stock-based compensation. As of October 31, 2020, 1,800,000 options were vested without being exercised, 900,000 options were not vested, and the remaining unamortized balance was $311,636.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vest in three installments as follows: 50% on July 27, 2020, 25% on October 27, 2020 and 25% on January 27, 2021. The fair value of the stock options was $88,171 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 5 years, and stock volatility of 77.27%. During the nine months ended October 31, 2020, the amortization expense was $67,087, which was recorded as stock-based compensation. As of October 31, 2020, 75,000 options were vested without being exercised, 25,000 options were not vested, and the remaining unamortized balance was $21,084.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 and a vesting period of nine months. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020 and 25% on May 1, 2021. The fair value of the stock options was $206,520 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 5 years, and stock volatility of 64.79%. During the nine months ended October 31, 2020, the amortization expense was $68,840, which was recorded as stock-based compensation. As of October 31, 2020, none of the options were vested, and the remaining unamortized balance was $137,680.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 and a vesting period of nine months. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020 and 25% on May 1, 2021. The fair value of the stock options was $381,688 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 5 years, and stock volatility of 63.85%. During the nine months ended October 31, 2020, the amortization expense was $108,195, which was recorded as stock-based compensation. As of October 31, 2020, none of the options were vested, and the remaining unamortized balance was $273,493.

The stock-based compensation related to options was $1,032,495 in total for the nine months ended October 31, 2020.

NOTE 7 - CONCENTRATION

At the present time, we are dependent on a small number of direct customers for most of our business, revenues and results of operations.

For the nine months ended October 31, 2020, the aggregate amount of revenues was $3,271,653. Articulate, a related party, accounted for 50% of such revenues.

As of October 31, 2020, the net amount of accounts receivable was $1,801,833. Articulate accounted for 58% and Red Label Technology Pty Ltd accounted for 42% of such accounts receivable.

For the nine months period ended October 31, 2020, the total cash received from Articulate was $1,236,250 which accounted for 44% of total cash received from customers.

The Company maintains strong relationships with existing customers and expects to engage with additional customers in the coming periods.

NOTE 8 – SUBSEQUENT EVENTS

From November 1, 2020 to November 30, 2020, five consultants exercised their options. One consultant made payment for the exercise price and the other four consultants used cashless exercise method. As of December 11, 2020, 589,206 shares have been issued.

On October 28, 2020, the Company entered into a Sportsbook Software Licence and Services Agreement (the “Licence Agreement”) with Amelco UK Limited, a company incorporated in the United Kingdom (“Amelco”), pursuant to which the Company acquired a licence to use Amelco’s Sportsbook and Licensed Application for the purpose of sub-licensing (reselling) the Sportsbook and Licensed Application to the Company’s existing or potential resellers and/or operators. Under the terms of the Licence Agreement, Amelco granted us a limited, non-exclusive, non-transferable and non-assignable (except as provided for in the agreement) licence to use the Sportsbook technology. The agreement contains various representations and warranties of the parties, confidentiality obligations, limitations on liability and limited warranties of Amelco.

On November 18, 2020, the Company entered into a Distribution Agreement (the “Agreement”) with Playtech Software Limited, a company incorporated in the United Kingdom (“Playtech”). The Agreement shall come into force on December 1, 2020 (“Commencement Date”).

Under the terms of the Distribution Agreement, Playtech will have an exclusive licence to GMGI Products and all Intellectual Property Rights, such that Playtech shall be the sole and exclusive distributor of all GMGI Products within the Playtech Distribution Territories (the “Playtech Exclusivity”). GMGI Products include GM-X system, Loyalty System, E-Sports Product and P2P Product. The term of the Playtech Exclusivity shall commence upon the Commencement Date, and continue for a period of 12 months following the date in which the first GMGI Product has been launched by a Sub-licensee of Playtech (the “Initial Playtech Exclusivity Term”). Following the Initial Playtech Exclusivity Term, the Playtech Exclusivity shall automatically renew for additional 12 months’ periods (each, an “Extended Playtech Exclusivity Term”), provided that if the total fees attributable to the GMGI Products distributed by Playtech (in aggregate) at the end of the Initial Playtech Exclusivity Term or any Extended Playtech Exclusivity Term, is less than USD300,000 (“Playtech Exclusivity Threshold”), then GMGI shall be entitled to revoke the Playtech Exclusivity for the subsequent 24 month period.

For the distribution of E-Sports and P2P Products, fees payable by Playtech to GMGI are the sum of (i) 6% of the licence fees base and (ii) 50% of the remaining licence fees base which Playtech determines for the fees it charges directly from the applicable Sub-licensee for the distribution of the P2P Product and the E-Sport Product.

For the Loyalty System, licence fee is waived from months 1 to 12 (including) commencing on the Commencement Date. From months 13 and onwards, licence fee is equivalent to 0.25% of the revenue actually collected by Playtech where such revenue is generated solely and exclusively from the games supported on the Loyalty System distributed by Playtech, with a minimum payment of €10,000 per month but up to a maximum amount of €100,000 per month. Playtech shall not be obligated to distribute the Loyalty System following the initial 12 months commencing on the Commencement Date, and Playtech’s decision not to distribute the Loyalty System shall in no event give rise to any liability to Playtech.

Pursuant to the Distribution Agreement, GMGI will have a non-exclusive licence to distribute the Playtech Games within GMGI Distribution Territories. Playtech Games include casino, poker, live-dealer and sports-betting games.

Fees payable by GMGI to Playtech from the distribution of the Playtech Games are the sum of (i) 8% of the licence fees base and (ii) 50% of the remaining licence fees base which Playtech determines for the fees charged directly from the applicable Sub-licensee for the distribution of the applicable Playtech Games.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis summarizes the significant factors affecting our consolidated results of operations, financial condition and liquidity position for the three and nine months ended October 31, 2020. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Transition Report for the period from August 1, 2019 to January 31, 2020 on Form 10-KT filed with the SEC on June 8, 2020 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations“ contained in Transition Report for the period from August 1, 2019 to January 31, 2020 on Form 10-KT filed with the SEC on June 8, 2020.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information” – “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the industries in which we operate in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

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

During June and July 2020, the Company contracted with certain clients to offer third party gaming content and as such became a distributor and reseller of this gaming content. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin. The margin on the new revenues is substantially lower than the historical revenues and expected to be around 25%.

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

Results of Operations

Three months ended October 31, 2020, compared to the three months ended October 31, 2019.

Revenues

The Company currently has two distinctive revenue streams.

Historically, the Company charged gaming operators for the use of its unique IP and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended October 31, 2020, the Company generated $706,062 of revenues from its unique IP and technology systems, including $570,768 from Articulate, a related party. During the three months ended October 31, 2019, the Company generated $881,845 of revenues from its IP and technology systems, including $519,569 which was from Articulate.

Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. During the three months ended October 31, 2020, $785,402 of revenues were derived from the reselling of gaming content. During the three months ended October 31, 2019, there were no revenues from the reselling of gaming content.

Cost of goods sold

The Company currently has two distinctive cost of goods sold.

Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended October 31, 2020 and 2019, cost of goods sold due to the amortization of options was $75,934 and $32,193, respectively. The increase in the cost of goods sold was due to the options issued during this financial year.

From June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as a cost of goods sold. During the three months ended October 31, 2020, $543,108 of costs were recognised. During the same period last year, there were no such costs.

General and administrative expenses

During the three months ended October 31, 2020 and 2019, general and administrative expenses were $199,103 and $87,346, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. The increase of general and administrative expenses was mainly due to the marketing compensation granted to one of the Company’s customers. As per the Company’s Software Services Agreement with the customer, if the customer reaches a certain amount of usage, the customer is granted marketing compensation.

General and administrative expenses – Related party

During the three months ended October 31, 2020 and 2019, general and administrative expenses from related parties were $569,823 and $194,665, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors, back office expenses, consulting expenses and salary expenses payable to the Company's CEO and CFO. The components of general and administrative expenses from related parties are as follows:

	Three months ended October 31
	2020	2019
Stock based compensation	$462,698	$120,679
Back office expense	33,000	33,000
Consulting & salary expense	74,125	40,986
Total	$569,823	$194,665

The increase in amortization expense for the three months ended October 31, 2020, compared to the prior period, was due to the stock options granted to three Independent Directors during this financial year, under the 2018 Equity Incentive Plan.

The increase in consulting expense was due to the increasing number of Directors and consulting services provided by Mr. Brett Goodman, a consultant, and the son of our CEO, who has been engaged to assist the Company with building Peer to Peer gaming system.

Research and development expense

During the three months ended October 31, 2020, the research and development expense was $18,671. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. During the same period last year, there was no research and development expense.

Professional fees

During the three months ended October 31, 2020 and 2019, professional fees were $43,215 and $18,815, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions relating to the Company’s NASDAQ uplisting application, which is still in review, and which increased the legal service fees for the current period compared to the prior period.

Interest expense

During the three months ended October 31, 2020 and 2019, interest expense was $1,083 and $16,390, respectively. The decrease of interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the three months ended October 31, 2020 and 2019, interest income was $42 and $9,286, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the three months ended October 31, 2020 and 2019, foreign exchange loss was $10,011 and $0, respectively. The foreign exchange loss was due to foreign currency invoices the Company received from its supplier.

Unrealized gain (loss) on derivative liabilities - Note Conversion Feature

The Company had no unrealised loss on derivative liabilities for the three months ended October 31, 2020, and had an unrealised gain on derivative liabilities of $4,166 for the three months ended October 31, 2019. On January 31, 2020, the Company settled all the outstanding derivative liabilities.

Net income

The Company had net income of $30,558 and $545,888 for the three months ended October 31, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in cost of goods sold as a result of options granted to consultants, stock based compensation, and other expenses, as discussed in greater details above.

Nine months ended October 31, 2020 compared to the nine months ended October 31, 2019.

Revenues

During the nine months ended October 31, 2020, the Company generated $2,075,696 revenues from its unique IP and technology systems, of which, $1,633,702 was from Articulate, a related party. During the nine months ended October 31, 2019, the Company generated $2,411,821 revenues from its IP and technology systems, of which, $1,599,526 was from Articulate.

During the nine months ended October 31, 2020, $1,195,957 of revenues were derived from the reselling of gaming content. During the nine months ended October 31, 2019, there were no revenues from the reselling of gaming content.

Cost of goods sold

The Company recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the Stock Options directly contributed to the revenue generated by the Company’s GM2 Asset. During the nine months ended October 31, 2020 and 2019, cost of goods sold due to the amortization of options was $164,762 and $(84,311), respectively. The negative cost of goods sold during last year was due to the adoption of new accounting standard ASU 2018-07, in which the Company is not required to re-value options at each reporting date and the Company made an adjustment to revalue the previous costs.

Recently due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as cost of goods sold. During the nine months ended October 31, 2020, $880,508 of costs were recognised. During the same period last year, there were no such costs.

General and administrative expenses

During the nine months ended October 31, 2020 and 2019, general and administrative expenses were $414,965 and $275,309, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. The increase of general and administrative expenses was mainly due to the marketing compensation granted to one of the Company’s customers. As per the Company’s Software Services Agreement with the customer, if the customer reaches a certain amount of usage, the customer is granted marketing compensation.

General and administrative expenses – Related party

During the nine months ended October 31, 2020 and 2019, general and administrative expenses from related parties were $1,312,842 and $398,735, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors, back office expenses, consulting expenses and salary expenses payable to our CEO and CFO. The components of general and administrative expenses from related parties are as follows:

	Nine months ended October 31
	2020	2019
Stock based compensation	$1,032,495	$213,341
Back office expense	99,000	66,000
Consulting & salary expense	181,347	119,394
Total	$1,312,842	$398,735

The increase of amortization expense was due to the stock options granted to Mr. Anthony Brian Goodman, CEO and Ms. Weiting Feng, CFO, on September 19, 2019, and options granted to the three Independent Directors during this financial year, under the terms of the 2018 Equity Incentive Plan.

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

Bad debt expense

During the nine months ended October 31, 2020, there were no bad debt expenses. During the same period last year, bad debt expenses were $168,557. The Company recognised an allowance for doubtful debts for accounts receivable from Red Label Technology Pty Ltd on July 31, 2019.

Loss on contingent liability – Related party

During the nine months ended October 31, 2020, there was no loss on contingent liability to related party. During the nine months ended October 31, 2019, the loss on contingent liability was $6,791. The loss on contingent liability was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor, which is wholly-owned by the Company’s Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the "GM2 Asset") and agreed that 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. During the fiscal year ended July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812. The acquisition cost during the fiscal year ended July 31, 2019 was an adjustment to the estimated number.

Research and development expense

During the nine months ended October 31, 2020, the research and development expense was $18,671. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. During the same period last year, there was no research and development expense.

Professional fees

During the nine months ended October 31, 2020 and 2019, professional fees were $110,336 and $49,378, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the corporate actions during this financial year including the change of fiscal year, stock reverse split and NASDAQ application, which increased the legal service fees and auditing expenses.

Interest expense

During the nine months ended October 31, 2020 and 2019, interest expense was $10,897 and $53,746, respectively. The decrease in interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the nine months ended October 31, 2020 and 2019, interest income was $1,570 and $17,406, respectively. The interest income was from the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the nine months ended October 31, 2020 and 2019, foreign exchange loss was $14,320 and $0, respectively. The foreign exchange loss was due to foreign currency invoices the Company received from its supplier.

Unrealized gain (loss) on derivative liabilities - Note Conversion Feature

The Company had no unrealised loss on derivative liabilities for the nine months ended October 31, 2020, and had an unrealised gain on derivative liabilities of $984 for the nine months ended July 31, 2019. On January 31, 2020, the Company settled all the outstanding derivative liabilities.

Net income

The Company had net income of $345,922 and $1,562,006 for the nine months ended October 31, 2020 and 2019, respectively. The decrease of net income was primarily due to an increase in cost of goods sold as a result of options granted to consultants, stock-based compensation, and other expenses, as discussed in greater details above.

Liquidity and Capital Resources

The Company had $5,009,996 of cash on hand at October 31, 2020 and total assets of $6,811,829 (all of which were current assets). The Company had total working capital of $5,854,060 as of October 31, 2020. The Company had total liabilities (which were all current liabilities) of $957,769 as of October 31, 2020, which included $66,803 of settlement payable to Luxor, a related party, $405,313 of accounts payable to related parties, $243,371 of accounts payable and accrued liabilities, and $211,171 of customer deposits.

See Note 2 to the unaudited financial statements above for a description of outstanding notes payable; Note 4 to the unaudited financial statements for a description of customer deposits; and Note 5 to the unaudited financial statements for a description of related party transactions.

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

The Company generated cash from operating activities of $1,799,079 during the nine months ended October 31, 2020 due primarily to $345,922 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stock issued for services) which were $1,234,257 during the nine months ended October 31, 2020.

The Company generated cash from operating activities of $1,584,931 in the nine months ended October 31, 2019 due primarily to $1,562,006 of net income, and $168,557 of bad debt expense, offset by a net of ($332,796) in changes in operating assets and liabilities during the nine months ended October 31, 2019.

During the nine months ended October 31, 2020, cash provided by financing activities was $1,354,412 which was primarily due to the sales of equity securities in August, 2020 in a private placement as discussed in “Note 6 – Equity”. During the nine months ended October 31, 2019, cash used in financing activities was $398,313, which was due to the repayment of Promissory Note owed to Luxor.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of October 31, 2020. This evaluation was carried out by our Principal Executive Officer and our Principal Financial Officer. Based on that evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of October 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures, due to the presence of material weaknesses in internal control over financial reporting as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of October 31, 2020, our disclosure controls and procedures were not effective:

1.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting.
2.	The Company did not establish a formal written policy for the approval, identification and authorization of related party transactions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Moving forward, the Company plans to add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements. And the Company will develop and maintain adequate written policies and procedures to identify, approve and authorize related party transactions.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us, or contemplated to be brought against us.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Transition Report on Form 10-KT/A for the transition period from August 1, 2019 to January 31, 2020, filed with the Commission on October 28, 2020 (the “Form 10-KT”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-KT prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-KT, under “Risk Factors”, which risk factors from the Form 10-KT are incorporated by reference in this Item 1A. Risk Factors, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended October 31, 2020 and from the period from November 1, 2020 to the filing date of this report, which have not previously been disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2020, except as set forth below:

On August 4, 2020, a consultant exercised 133,334 options to purchase shares of common stock in a cashless exercise pursuant to which 1,952 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 131,382 shares were issued.

On September 1, 2020, options to purchase 933,334 shares of common stock were exercised in a cashless exercise by a consultant pursuant to which 9,257 shares were surrendered to the Company to pay for the aggregate exercise price of the options, and 924,077 shares were issued.

On September 1, 2020, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,290 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 61,377 shares were issued.

On September 17, 2020, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 6,200 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 60,467 shares were issued.

On November 4, 2020, a consultant exercised options to purchase 133,334 shares of common stock for cash, pursuant to which $8,000 aggregate exercise price of the options was paid to the Company and 133,334 shares were issued.

On November 9, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 1,318 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 132,016 shares were issued.

On November 16, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 1,276 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 132,058 shares were issued.

On November 16, 2020, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,104 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 61,563 shares were issued.

On November 29, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 3,099 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,235 shares were issued.

We claim an exemption from registration provided by Section 3(a)(9) of the Securities Act for such cashless exercises, as the securities were exchanged by us with our existing security holders in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

We claim an exemption from registration provided by Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act for the above cash warrant exercise. As the shares were acquired for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The shares were offered without any general solicitation by the Company or its representatives. The shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

The following information was required to be disclosed in a Current Report on Form 8-K during the period covered by this Form 10-Q, but was inadvertently not timely reported by the Company. Instead of filing such information on a separate Current Report on Form 8-K, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q under Item 1.01:

Item 1.01 Entry into a Material Definitive Agreement.

On October 31, 2020, the Company and Articulate Pty Ltd reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable. Before the offset, the Company had $410,045 of accounts payable to Articulate and $1,456,326 of accounts receivable from Articulate. After the offset, the Company had no accounts payable to Articulate and $1,046,280 of accounts receivable from Articulate.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MATRIX GROUP, INC

Dated: December 11, 2020	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer and Principal Accounting/Financial Officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date	File Number
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Change (1 for 150 reverse stock split) filed with the Secretary of State of Nevada on April 27, 2020		10-Q/A	3.2	10/28/2020	000-54840
3.4	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/20	000-54840
3.5	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
10.1	Asset Purchase Agreement, by and between Golden Matrix Group, Inc. and Luxor Capital LLC, dated February 28, 2018		8-K	10.1	3/2/2018	000-54840
10.2	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.3*	Promissory Note between Golden Matrix Group, Inc. and Luxor Capital, LLC, dated April 1 ,2019		10-KT/A	10.3	10/28/2020	000-54840
10.4*	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018		10-KT/A	10.4	10/28/2020	000-54840
10.5*	Cancellation of Distribution Usage Rights Agreement between Golden Matrix Group, Inc. and Globaltech Software Services, Inc. dated June 1, 2016		10-KT/A	10.5	10/28/2020	000-54840
10.6*	April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.6	10/28/2020	000-54840
10.7*	January 1, 2018 Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.7	10/28/2020	000-54840
10.8*	December 1, 2018 Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.8	10/28/2020	000-54840
10.9*	August 1, 2019 Second Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.9	10/28/2020	000-54840
10.10*	November 1, 2019 Second Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.10	10/28/2020	000-54840
10.11***	Consulting Services Agreement dated February 22, 2016, between the Company and Brian Anthony Goodman		10-KT/A	10.11	10/28/2020	000-54840
10.12***	Consulting Services Agreement dated February 22, 2016, between the Company and Weiting Feng		10-KT/A	10.12	10/28/2020	000-54840
10.13***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan		10.1	S-8	10/15/2019	333-234192
10.14	Form of Subscription Agreement (August 2020 Private Offering)		8-K	10.1	8/27/2020	000-54840
10.15	Form of Common Stock Purchase Warrant (August 2020 Private Offering)		8-K	10.2	8/27/2020	000-54840
10.16***	Consultant Agreement with Brett Goodman dated May 1, 2020		10-Q/A	10.3	10/28/2020	000-54840
10.17***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020		8-K	10.1	10/28/20	000-54840
10.18***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020		8-K	10.2	10/28/20	000-54840
10.19#	Sportsbook Software Licence and Services Agreement dated October 21, 2020 (and effective October 28, 2020), by and between Golden Matrix Group, Inc. and Amelco UK Limited		8-K	10.1	11/2/20	000-54840
10.20	Distribution Agreement effective November 18, 2020, by and between Golden Matrix Group, Inc. and Playtech Software Limited		8-K	10.1	11/23/20	000-54840
10.21*	October 31, 2020, Memorandum between Golden Matrix Group, Inc. and Articulate Pty Ltd	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

* Filed herewith.

** Furnished Herewith.

*** Indicates management contract or compensatory plan or arrangement.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

