Form 10-K
period 2021-01-31
Golden Matrix Group, Inc.
filed 2021-04-30
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54840

Golden Matrix Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

On July 31, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $34,877,966, based upon the closing price on that date of the Common Stock of the registrant on the OTC Pink Market of $3.48. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 30, 2021, the registrant had 23,289,273 shares of its Common Stock, $0.00001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth below under “Summary Risk Factors” and those disclosed under “Item 1A. Risk Factors”, below.

You should read the matters described in “Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those in the section entitled “Item 1A. Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

•

our need for significant additional financing to grow and expand our operations, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

•	the impact of the COVID-19 pandemic on the Company;
•	the ability of the Company to manage growth;
•	our limited operating history;
•	disruptions caused by acquisitions;
•	the Company’s reliance on its management;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships and the significant portion of the Company’s revenues generated thereby, as well as conflicts of interest related thereto;
•	the potential effect of economic downturns and market conditions on the Company’s operations and prospects;
•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	the Company’s lack of effective internal controls;
•	dilution caused by efforts to obtain additional financing;
•	the effect of future regulation, the Company’s ability to comply with regulations and potential penalties in the event it fails to comply with such regulations;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
•	the dependence on current management;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•	the ability to obtain a listing of our common stock on NASDAQ;
•	dilution caused by the sale of common stock;
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	Other risks disclosed below under “Item 1A. Risk Factors”.

PART I

Item 1. Business

Introduction

This information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Golden Matrix Group, Inc., is also based on our good faith estimates.

On April 27, 2020, we filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State pursuant to which we affected a reverse stock split of our authorized and issued and outstanding common stock in a ratio of 1-for-150. As a result of such filing, our authorized shares of common stock decreased from 6 billion to 40 million and our issued and outstanding shares of common stock decreased in a ratio of 1-for-150. All fractional shares of common stock remaining after the reverse split were rounded up to the nearest whole share. Pursuant to Section 78.207(1) of the Nevada Revised Statutes (“NRS”), shareholder approval was not required for this transaction. The Certificate of Change was effective with the Financial Industry Regulatory Authority (FINRA) on June 26, 2020. The effects of the reverse stock split are retroactively reflected throughout this Report.

On May 12, 2020, the Board of Directors of the Company approved a change in the Company’s fiscal year from July 31 to January 31, effective immediately. As a result thereof, the Company has presented information in this Report, information where applicable, as of January 31, 2021, for the year ended January 31, 2021, for the six month transition period ended January 31, 2020, and for the fiscal years ended July 31, 2019 and 2018.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Golden Matrix” in this Report refer specifically to Golden Matrix Group, Inc. and its consolidated subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

All dollar amounts in this Report are in U.S. dollars unless otherwise stated.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report. Our website address is https://goldenmatrix.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

The Company was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. In October 2009, the Company changed its name to Source Gold Corp, remaining in the business of acquiring exploration and development stage mineral properties. In April 2016, the Company changed its name to Golden Matrix Group, Inc., changing the direction of the Company’s business to focus on software technology.

On February 18, 2016, Edward Aruda, the then Chief Executive Officer, Secretary, Treasurer and Director of the Company, tendered his resignation from the Company as CEO, Secretary and Treasurer, remaining as a Director of the Company. On February 18, 2016, the Board of Directors appointed Mr. Anthony Brian Goodman as Chief Executive Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and appointed Ms. Weiting ‘Cathy’ Feng as Chief Financial Officer and Director of the Company.

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC (“Luxor”), a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman. The Company purchased certain intellectual property relating to gaming (“Gaming IP”), along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 74 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 60 shares were issued to Luxor.

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company for the first three months of the agreement and $9,000 per month thereafter, together with $1,500 per month toward rent and reimbursement of expenses. The agreement also provides the right for Articulate to convert any of the amount due into a convertible promissory note, which is convertible into the Company’s common stock at the seven-day average closing price prior to conversion. The agreement continues indefinitely until terminated by either party with 12 months prior notice. On January 1, 2018, the Company and Articulate entered into an addendum to the agreement to terminate the Company’s obligation to pay $9,000 per month to Articulate. On December 1, 2018, the Company and Articulate amended the agreement to require the Company to pay $3,500 per month in rental contribution to Articulate, as well as certain other expenses totaling $2,000. On August 1, 2019, the parties further amended the agreement to increase the amount of rental contribution to $4,000 and provide for certain other expenses to be payable to Articulate totaling $7,000. On November 1, 2019, the parties entered into a further addendum to the agreement, to provide for the agreement to remain in place for continuous 30-day periods, unless either party terminates the agreement with 30 days’ notice.

On April 8, 2016, Mr. Aruda resigned from his position on the Board of Directors with the Company. Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with certain holders of promissory notes issued pursuant to agreements made with previous management, in the amount totaling $2,693,697, and in exchange for the return of mining claims held by the Company.

On June 1, 2016, the Company entered into a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), whereby the Company agreed to provide certain proprietary technology in the form of a Credit Management system, Gaming system, and other Marketing and Gaming Technology. This agreement allowed the Company to bring operating revenue to the Company, and solidify the Company’s expertise in the gaming market. The distribution usage rights agreement was cancelled effective as of December 1, 2018.

On September 22, 2016, the Company entered into a Cancellation and Release Agreement with certain holders of promissory notes issued pursuant to agreements made with previous management, in the amount totaling $709,336, and in exchange for the return of mining claims held by the Company. The Company no longer has any mining assets. All mining claims and assets were disposed of, and/or transferred in exchange of the cancellation of convertible notes held by various note holders.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor. Pursuant to the Asset Purchase Agreement, the Company purchased certain intellectual property and know-how relating to a proprietary gaming solution from Luxor (the “GM2 Asset”), in exchange, the Company issued 4,166,667 shares of common stock, and an Earn Out Payment calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period from March 1, 2018 to February 28, 2019. A convertible note was required to be issued to Luxor before April 30, 2019, was to bear interest at the rate of 4% per annum, and be convertible into shares of the Company’s common stock at a conversion price equal to the average of the seven trading days closing prices on the date prior to conversion. The GM2 Asset included all source code and documentation.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate. Pursuant to the License Agreement, Articulate received a license from the Company to use the GM2 Asset technology in East Asia to support gaming activity on mobile and desktop devices. Articulate agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars) in consideration for the use of the GM2 Asset technology. Specifically, the Company is due 0.25% of the monthly fees generated by the GM2 Asset in the event such fees are less than $100,000,000; 0.2% of the monthly fees generated by the GM2 Asset in the event such fees are over $100,000,000 and less than $200,500,000 and 0.15% of the monthly fees generated by the GM2 Asset in the event such fees are over $200,500,001.

Any amount of fees not paid when due accrue interest at the lesser of 3% per annum above LIBOR or the highest rate permitted by law. The License Agreement had an initial term of 12 months and automatically renews thereafter for additional 12-month terms, provided that the License Agreement may be terminated at any time with 30 days prior notice. The License Agreement has continued to automatically renew on a 12-month basis, with the most recent renewal being for the 12 months ended March 1, 2022.

On April 1, 2019, the Company issued Luxor a promissory note, which final note terms provide for a principal balance of $1,031,567, with interest accruing on the unpaid balance at a rate of 6% per annum. Installments of 20% of the total value of principal and interest were due on signing the note, 40% of the total value was due on October 1, 2019, and 40% of the total value including any accrued interest was due on April 1, 2020.

As of January 31, 2020, the balance of the principal of the Promissory Note was $170,254; interest accrued was $39,013, and a late fee payable of $4,000 was due. The total amount due was $213,267, which is convertible into the Company’s common stock as discussed above. As of January 31, 2021, the full amount of the note had been repaid.

On July 1, 2018, the Company entered into a License Agreement with Red Label Technology Pte. Ltd. (“Red Label”), pursuant to which the Company agreed to provide interactive gaming technology, online marketing systems and customer relation management systems to Red Label. Red Label received a license from the Company to use a unique system in incorporating gaming content, gaming management and marketing solutions to support the Company’s business-to-business operations.

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech. The parties have agreed to suspend minimum monthly charges from December 1, 2018 and work together to enter into a Co-operation agreement in the coming months.

Effective on April 22, 2021, the Board of Directors appointed Mr. Omar Jimenez as the Chief Financial Officer and Chief Compliance Officer of the Company effective as of the same date. The Board of Directors also appointed Mr. Jimenez as the Principal Accounting/Financial Officer of the Company, effective following the filing of this Report (the “Annual Report Filing Date”).

In connection with such appointment, Mr. Anthony Brian Goodman, the President Chief Executive Officer and member of the Board of Directors of the Company, will cease serving as the Principal Accounting/Financial Officer of the Company on the Annual Report Filing Date, provided that Mr. Goodman continues to serve as the Chief Executive Officer, President and Principal Executive Officer of the Company. Additionally, in connection with such appointment, Weiting ‘Cathy’ Feng, who served as Chief Financial Officer and director of the Company prior to Mr. Jimenez’s appointment, ceased serving as Chief Financial Officer, and will serve as Chief Operating Officer and director of the Company moving forward.

Prior Mining Claims

The Company previously held mining assets, which it no longer owns. All mining claims and assets were disposed of and/or transferred in exchange of the cancellation of convertible notes held by various note holders.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and foreign jurisdictions began issuing ‘stay-at-home’ orders. Subsequently, and continuing through the date of this Report, the COVID-19 pandemic adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. In 2020, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harm our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

As shown in our results of operations herein, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products and services; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

Who We Are and What We Do

We are an established provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators.

We develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific region.

As of January 31, 2021, our systems had over 3.5 million registered players and a total of more than 400 unique casino and live game operations within all of our platforms including our GM-X, Turnkey Solution, and White Label Solutions.

The GM-X System provides access to over 4,000 unique, state of the art, online games, delivered by some of the world’s leading gaming providers.

Players play approximately 14 million games a day and wager approximately $14.5 million a day via the GM-X System platform.

The GM-X System turn-key solution (including modular, configurable and scalable gaming platforms), is a complete software package for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offers a full suite of tools and features for successfully operating and maintaining an online gaming website; from player registration to user management and content management.

The GM-X System has been deployed primarily in the Asia Pacific and we are currently focused on expanding our deployment into Europe, U.S., South America, and Africa. The online gambling industry, in the U.S., is essentially regulated at the state level. The Company is currently in discussions with multiple specialist gaming attorneys in the U.S. and currently plans to engage one of these gaming specialists to represent the Company in its applications for a gaming license in the U.S.

The GM-X System provides a platform that facilitates our gaming customers’ operating online casinos, sportsbooks, lottery, and live games, as well as providing customers with seamless access to large portfolios of licensed gaming content, provided by established, licensed and accredited gaming content providers. We have distribution agreements with third party content providers to resell their game content. The game content includes games such as slots, table games (e.g., roulette, blackjack, and poker), sportsbooks and “live games.” A “live game” is when a live casino game is shown via a live streaming video link in real time from a casino table where live dealers deal cards from a licensed studio and allow players to place an online bet on the outcome of the card game. We have been granted distribution rights for the gaming content that we provide to our customers.

Our GM-X System provides the core platform for our online casino and sportsbook operators. The system contains the back-office tools necessary for the customer to run a successful online iGaming operation. These tools include player account registration and creation, sophisticated payment services and gateways, geolocation, marketing, loyalty management, real-time analytics, and comprehensive reporting. The Company’s platform can be accessed through both desktop and mobile applications.

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product which is expected to launch in the coming months. This product will be marketed as the Player2P Platform (“Player2P”). The Player2P brand will be focused solely on esports gambling and 18+ gaming (i.e., gaming by those over 18 years of age). Player2P is expected to not only offer users traditional casino style games but allow players to compete against each other whilst playing E-sport console games.

In addition to launching the Player2P product into our existing distribution network, we will aim to launch this business-to-consumer (B2C) platform into selected States in the U.S., subject to regulatory approvals.

The Company plans to launch Player2P games as an E-sport skill game wherein competitive contestants compete against live opponents in video games, either online or in-person with real money at stake, subject to compliance with applicable law, and approval from applicable authorities.

Our GM-X System is designed to enable our customers to rapidly launch and scale their iGaming and online sportsbook operations. The GM-X System supports both social and real money online casino gaming (“iGaming”). The back-office of the GM-X System contains comprehensive player management capabilities, in which customer and player activity data is stored and processed in real-time. The back office offers analytic and reporting tools to help our customers create loyalty and attempt to generate the highest value from players. The GM-X System also provides customers access to extensive and comprehensive data to assist them with optimizing player value and loyalty.

Our customers are primarily licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors. The majority of the Company’s customers hold gaming licenses in Asia, South America, and Europe. The Company provides business-to-business services and products and does not deal directly with players.

According to a study by Grand View Research, the online gaming industry is expected to witness substantial growth over the next five years, and in addition to the growth opportunity we see within our existing core markets, a large and growing universe of additional potential new customers for the GM-X System. Our focus will be on developing markets such as Latin America, Africa, and selected U.S. States that are currently implementing regulated frameworks for allowing real money betting. As a result, we believe we have a significant opportunity to expand our tried and tested systems into a much broader global market because our proprietary gaming technologies are flexible and scalable and have been built and tested over many years.

Our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow. A September 2020 report by Statista reports that the gaming industry (including all games, not just online gambling) in the APAC region will be worth more than $174 billion by 2021, after seeing APAC games revenue amounting to $72.2 billion in 2019, which was more than double the revenue of the North American gaming market. Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

Our Platform and Services

The GM-X System provides a unified, flexible, and highly scalable platform that can be rapidly deployed for social iGaming, real money iGaming, and online sports betting. In addition to our platform, we offer a seamless integration of the world’s leading casino games, sportsbook systems, and live games.

The Company has distribution rights for the distribution of third-party casino games, live games and sportsbook systems.

The Company generates revenue from these services based on fees charged pursuant to applicable contracts, which revenue is recognized over the time during which the services are provided. Typically, we are paid a portion of the revenue generated from our licensed content and pay the owners of such licensed games a portion of the revenue we receive.

The Company provides its systems as an enterprise SaaS solution, as well as providing third party games. Revenue streams are generated by the use of the GM-X System by our customers and also the use of the gaming content by our customers. Customers are primarily online casino operators and online sports betting operators, commonly referred to as iGaming operators as well as gaming content distributors.

Our GM-X System incorporates multiple modules, including, gaming content, sportsbook, player registration, payment gateways, back-office reports, accounting, management and customer loyalty and marketing tools.

Our real money iGaming applications comply with the Unlawful Internet Gambling Enforcement Act of 2006 and with the federal Wire Act of 1961. Payment gateways integrate with a wide range of third-party payment processors.

We may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights, even if we are successful in any litigation.

Despite our efforts to protect our technology and proprietary rights through licenses and contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to continue to expand our international operations, and effective intellectual property, copyright and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, other companies in the real money and social casino gaming industries may own large numbers of patents, copyrights and trademarks and may threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face allegations in the future that we have infringed on the intellectual property rights of third parties, including our competitors and non-practicing entities.

We also face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.

The iGaming and sports betting industries are subject to rapid technological change and we are developing technology and intellectual property that we believe is unique and provides us with a commercial advantage. While we respect third parties’ intellectual property rights avoid the inadvertent use of third party intellectual property, we may face claims in the future that the products or solutions that we develop, or those provided to us by third parties or used by our customers, infringe on third parties’ intellectual property rights.

GM-X System

Our GM-X System platform offers:

•	White Label flexible front-end development

Customized and localized design of the casino operator’s mobile application and website, with a branded experience that is consistent with the casino operator’s brand and market positioning and streamlines player registration and account funding.

We host our customers’ iGaming operations on a combination of proprietary and cloud servers including the Amazon Elastic Compute (EC2) Server. The Amazon EC2 Cloud is part of Amazon.com’s cloud-computing platform which is a highly scalable agile service enabling the Company’s ability to build, deploy and manage websites, apps or processes.

•	World’s leading gaming content

The GM-X System platform features a proprietary gaming engine that seamlessly integrates a large portfolio of gaming content that serves third party gaming content via a technical ‘middle layer’ that permits third party games to be published to the customers end user players through a single integration. The Company also offers operators quick access to our entire gaming portfolio via a single direct integration.

•	Online Sportsbook

We provide a seamless integration to one of the world’s leading Sportsbook Systems, through a license and services agreement.

•	Loyalty Tools

•	Retention and Acquisition

The GM-X System provides comprehensive marketing and loyalty tools including Free Spins, Cash Bonuses, Leader Boards, Cash Back offers, Tournaments allowing casino operators to put their offers, games and unique brand experience in their players’ hands extending player sessions, increasing reactivation of players, boosting retention, and designing attractive bonus campaigns. Free Spins are a promotional acquisition and retention tool wherein the casino offers players a chance to play new and exciting slots without risking their own cash. The players can win real money and try out the latest online slot machines for free. Bonuses are free cash granted to players in response to a player’s wagering or activity within the casino. We have found that both are powerful loyalty tools.

•	Data Analytics

The GM-X System offers in-depth real time, structured, transactional and gameplay data providing an overview of the gaming platform’s performance, player activity, and real time visibility, allowing customers to make better decisions and to drill down into the data and see gaming activity at game play or transaction level.

Advanced reporting tools provide operators’ full visibility and control of the entire player lifecycle from one centralized point for all operational needs. A single account overview gives operators the capabilities and flexibility to tailor data-driven communication to player segments or even individual players, increasing the relevance of marketing activity to streamline costs and resources.

•	Support – 24/7 Gaming Support

In the future we plan to provide a range of term-based operational services to support our customers’ online gaming operations. Our tailored managed services are expected to include player customer support across email, phone and live chat, marketing agency services and network management with a 24/7 uptime guarantee. We also plan to provide custom game theme development services in select engagements where customers seek to differentiate themselves with gaming content unique to a customer’s branded experience.

•	Currencies

All major currencies are supported by the GM-X System.

•	Languages

Multiple out-of-the-box language options are available on the GM-X System.

Our Business Model

We provide platform and software services to our customers as well as third party gaming content which are all central to customer’s real money and social iGaming operations. We also plan to provide associated services including software development and technical and customer support in the future.

Our customers are primarily online casino operators and online sports betting operators, commonly referred to as iGaming operators, as well as the third-party gaming content distributors which are essentially resellers of our gaming content and our systems. Our customers are located in the Asia Pacific region, as well as in Europe.

We currently earn revenue through two different revenue streams:

(1)	Online iGaming platform and software services; and
(2)	Resale of online gaming content from third party gaming content providers.

In respect of our iGaming platform and third-party content, our revenue is calculated on a share of the revenues generated by our customers’ use of our platform and gaming content in their offering of real money iGaming and social iGaming to their players.

In the future, we plan to add two additional revenue streams:

(1)	Software Development Services; and
(2)	Customer Support and Technical Support services.

Set out below is additional details regarding how we recognize/will recognize revenue for each of our revenue streams.

(1) Online iGaming Platform, Software Services and Third-Party Gaming Content

We generate revenue through service agreements with customers and distributors, when our customers use our platform, software and third-party gaming content in operating their real money and social iGaming offerings.

In real money iGaming, conducted via websites, apps, and social networking, real money is wagered for monetary prizes. In social iGaming (social casino) gambling games, no money is paid out for wagers (no “Cash Out” option) and thus no real-world financial benefit is gained from winning social casino games. In the social casino setting, a player can purchase chips with which to gamble on more games, but these chips have no real-world value and cannot be redeemed for cash.

Distributors are customers that act as sales agents and distribute our systems and third-party gaming content to casino and sports book operators. Distributors traditionally make a small margin on the resale of our systems and the third-party gaming content.

We enter into revenue share agreements with our customers wherein we receive a percentage of the operator’s net gaming revenue generated on our platform, or alternatively a usage fee based on a percentage of wagering that takes place on the system. This percentage varies based on a range of factors, including the source of the operator revenue (iGaming versus online sports betting) and the brand or source of the gaming content served to players on our platform (internally developed systems versus gaming content licensed from third party gaming developers).

The Company pays third party gaming developers a percentage of the operator’s net gaming revenue generated on our platform, the Company effectively receives a margin of gaming revenue, by charging the operator a higher percentage than it pays to the third-party supplier.

iGaming is players wagering on the outcome of a game online, and these activities include poker, slots, table games (poker, blackjack, etc.), live games and lottery games. Sports betting is a form of gambling that entails a player placing a wager, also known as a bet, on the outcome of a sporting event.

(2) Resale of online gaming content from third party gaming content providers

The Company has license agreements with distributors. These distributors are customers that act as sales agents and distribute our systems and third-party gaming content to casino and sports book operators. Distributors traditionally make a small margin on the resale of our systems and the third-party gaming content.

(3) Platform Software Development Services (planned)

In the future, we plan to generate revenue from platform software development services based on fees earned from the provision of platform development and related services. Revenue from platform and other development services will be recognized over time as we transfer control of the good or service and, accordingly, satisfy our performance obligation.

(4) Support Services (planned)

The Company also plans to generate revenue in the future by providing 24-7 technical and customer support services. We anticipate designing our business model to align our incentives with those of our operator partners. During the implementation phase of a new deployment, we bill our customers for professional services provided. Upon the successful deployment of the GM-X System, we anticipate providing ongoing managed services pursuant to term-based agreements. Unlike traditional on-premise enterprise software deployments, which feature licenses and maintenance contracts, we retain exclusive access to our source code and provide software updates on a continuing basis.

Intellectual Property

Our intellectual property includes the source code for our GM-X System and other iGaming IP, the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the marketplace. We rely on a combination of trademark, copyright and trade secret laws in the United States and foreign jurisdictions, as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications, although to date we have not registered for copyright protection on any particular content. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites or our brand names without authorization.

Our primary web property is:

•	www.goldenmatrix.com

Currently the Company via its wholly-owned subsidiary Global Technology Group Pty Ltd, has an Alderney Gambling Control Commission license. The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. Alderney has long been recognized as one of the preferred locations for online Gambling operators. Alderney is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment.

The Company is required to have a recognized business-to-business (B2B) gambling license in order to acquire certain gaming content. Currently the Company is not required to have a gaming license for the resale of its GM-X System or third-party content to operators in the jurisdictions in which it currently conducts business, however as the Company expands its global distribution licensing regulatory requirements will be required.

Our Growth Strategy

Our objective in managing capital is to ensure that we have sufficient liquidity to manage our business and growth objectives while maximizing return to shareholders. Liquidity is necessary to meet our existing general capital needs, fund our growth and expansion plans, and undertake certain capital market activities. We have historically met our liquidity needs through cash flow generated from operations and the sale of equity securities in private transactions. Our current objective is to meet all of our current liquidity and existing general capital requirements from the cash flow generated from ongoing operations and funds raised through the sale of equity. We may raise funding in the future to conduct potential acquisitions through the issuance of debt and/or the sale of capital stock. The COVID-19 pandemic has had no material impact on our business to date and we expect our business to be generally resilient to the pandemic. We have been able to maintain operations with employees and consultants working remotely to sustain our sales and the support of our online products. Notwithstanding the above, we have experienced minor productivity issues in connection with the movement of certain resources as a result of the pandemic.

Key elements of our growth strategy include:

•

Supporting our existing customers as they scale up their respective iGaming and online sportsbook operations. As our customers’ businesses grow, we intend to deploy additional resources to develop the GM-X System’s platform functionality, expand our gaming content portfolios by integrating additional third-party content providers, and seek to obtain additional regulatory approvals to operate in other global markets.

•	Expanding our global reach by securing new casino and sportsbook operator customers in existing and newly regulated markets.

•

Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, and also exploring opportunities in the U.S. market.

•

Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. It is currently anticipated that our E-sport portfolio will launch in the second quarter of 2021.

•

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate. We are also exploring the opportunity to selectively acquire independent slot development studios in order to launch our own proprietary games on our platform, funding permitting.

The Company does not intend to make significant investments (except for potential acquisitions, none of which are currently planned or pending) to support our business growth strategy. We believe that our business model is highly scalable and existing resources will be utilized to develop new offerings and features and enhance our existing platform, and improve our operating infrastructure.

The Company may face significant costs with respect to legal fees incurred in the applications for licenses and continued regulatory requirements and legal representation.

In order to acquire complementary businesses and technologies, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may acquire other businesses, and our business may be detrimentally affected if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and we intend to make acquisitions as opportunities arise to add new or complementary businesses, products, brands, or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

15

•

the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•

increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic in managing and integrating the expanded or combined operations;

•

entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•

the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

•	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions.

Over the next five years, we plan to:

•	Support our existing customers as they continue to scale up their respective iGaming operations.

•	Deploy additional gaming content and allied products to not only generate additional revenues, but also provide value to our customers in terms of customer engagement, loyalty and retention.

•	Grow our internal resources to support evolving customer requirements.

•

Continue to invest in our proprietary GM-X System platform’s functionality by expanding our gaming content library and third-party gaming content integrations. The Company will utilize its success and growing recognition in the market to negotiate additional distribution agreements with leading gaming content providers.

•	Move expeditiously to obtain regulatory approvals to operate in new regulated global markets.

•	Seek to form new relationships and partnerships with leading gaming companies to ensure larger distribution channels, more global markets and a broader range of gaming content.

•	Continue to acquire new casino operator customers in existing and new regulated markets.

•	Continue to invest in sales and marketing initiatives to aggressively pursue new deployment opportunities.

•	Expand our gaming content development capabilities.

•

Invest in our gaming development capabilities in order to expand our portfolio of high-quality, in-house content, which we intend to strategically serve within our GM-X System, in order to improve our overall margins.

•	Seek to obtain a U.S. gaming license that will enable us to enter the U.S. market (where legal and applicable).

•

Pursue an acquisition strategy, whereby we intend to pursue a growth strategy aimed at strengthening our competitive position in the markets in which we compete through the acquisition of other businesses and assets that we believe will be accretive to our business.

Employees and Employee Relations

As of the date of this Report, we have two employees (our Chief Executive Officer and Chief Operating Officer) and sixteen consultants located in four countries. Additionally, Mr. Omar Jimenez, our recently appointed Chief Financial Officer and Chief Compliance Officer, serves as a part-time consultant to the Company. We currently conduct our business using the services of consultants and outside contractors. We do not intend to have any material change in the number of employees over the next 12 months. Where possible, we intend to conduct our business largely through consultants on a contract and fee for service basis.

We have consultants and staff located in multiple countries and a significant level of operations outside of the U.S., which subjects us, potentially to additional costs and risks that could adversely affect our operating results.

A significant portion of our operations are located outside of the U.S. We have software development, customer support and sales centers in the Philippines, Australia, and Taiwan, which account for most of our software development, support and sales personnel.

Our goal is to attract and retain highly qualified and motivated personnel. We also often employ independent contractors to support our efforts. None of our employees or contractors are subject to a collective bargaining agreement. We consider our employee relations to be good and we have never experienced a work stoppage.

We are committed to maintaining a working environment in which diversity and equality of opportunity are actively promoted and all unlawful discrimination is not tolerated. We are committed to ensuring employees are treated fairly and are not subjected to unfair or unlawful discrimination. We value diversity and to that end recognize the educational and business benefits of diversity amongst our employees, applicants, and other people with whom we have dealings.

The Company has an equity compensation plan in place to attract and retain valuable human resources.

Recruitment

The Company strives to attract the best talent in order to meet the current and future demands of our business. We regularly advertise at universities and via online job portals.

The Company has a compelling employee and consultant value proposition that leverages our vibrant culture and state of the art working environment to attract talent to our Company.

Employee and Consultant Benefits

We offer comprehensive benefit programs to our employees and consultants including a stock option plan. We offer financial well-being, a balance in working and personal life, culture and community support and development. We recognize and support the development and continuing education of our employees and offer opportunities to participate external learning programs.

Health and Safety

The health and safety of our employees and consultants is a high priority. The Company ensures a safe working environment, safe equipment, policies, and procedures in order to ensure workers’ health and safety. Workers’ insurance is maintained to protect workers against workplace injury or illness.

The Company has a COVID-19 Safety Plan:

•	Adding work from home flexibility;
•	Encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•	Providing additional personal protective equipment and cleaning supplies;
•	Prohibiting international non-essential travel for all employees; and
•	Requiring masks to be worn in all locations where required by local law.

Diversity and Inclusion

The Company has a rich culture and history of inclusion and diversity and this has enabled it to create, develop and fully leverage the strengths of its workforce to meet and exceed customer expectations and meet its growth objectives.

Competition

We operate in a global and dynamic market and compete with a variety of organizations that offer services similar to those that we offer. The online gaming industry is highly competitive. A number of companies offer products that are similar to our products and target the same markets as we do. Certain of our current and potential competitors have longer operating histories, greater financial, technical and marketing resources, and a larger installed customer base than we do. These competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements, develop superior products, and devote greater resources to the development, promotion and sale of their products than we can.

We face competition primarily from: (1) other gaming companies that provide competing services and products to customers, (2) online and retail casino operators that develop their own proprietary online gaming capabilities, and (3) other similar existing or developing technology providers that develop competing platforms.

Our primary competitors are overseas based online gaming technology companies. With few exceptions, a majority of these gaming companies are listed on the London Stock Exchange and they use their own software.

Examples of competing companies including; Relax Gaming, GAN, Softswiss, Bragg Gaming Group, Everymatrix, Softgamings and Gammastack.

As an independent online gaming technology provider, we believe that we retain the ability to utilize the most profitable platform available and are not restricted to a single platform. Additionally, by ensuring that we operate in compliance with U.S. laws, we believe that in the event of legalized gaming in the U.S., we would not be precluded from taking advantage of U.S.-based gaming.

Industry and Market

According to an April 2020 report by Grand View Research, the global online gambling market size was valued at $53.7 billion in 2019 and is expected to grow at a compound annual growth rate (CAGR) of 11.5% from 2020 to 2027, reaching $127.3 billion by 2027.

Our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow. A September 2020 report by Statista reports that the gaming industry (including all games, not just online gambling) in the APAC region will be worth more than $174 billion by 2021, after seeing APAC games revenue amounting to $72.2 billion in 2019, which was more than double the revenue of the North American gaming market.

According to a November 2020 article from Espn.com (United States of sports betting: An updated map of where every state stands), there are currently 20 U.S. states that allow online sports betting (through approved and regulated betting portals), and according to bettingusa.com, there are five states (Delaware, Nevada, New Jersey, Pennsylvania, and West Virginia), where online casino games, online poker, or both are currently legal (again, through approved and regulated betting portals). As a result, the current U.S. market for the Company’s products and services is limited; however, the Company hopes that more U.S. states will pass laws in the upcoming months and years to legalize more forms of online gambling. Until such time as those laws are passed, if ever, the Company anticipates the majority of its revenues coming from Asia, South America, Europe, Africa, and Latin America.

Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

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

Currently the Company via its wholly-owned subsidiary Global Technology Group Pty Ltd, has an Alderney Gambling Control Commission (“AGCC”) license. The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. Alderney has long been recognized as one of the preferred locations for online Gambling operators. Alderney is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment.

The Alderney Gaming Control Commission offers two categories of eGambling licences: (1) A Category 1 Licence authorizes the organization and preparation of gambling operations, namely the registration and verification of players, the contractual relationship with them, and the management of player funds; and (2) A Category 2 Licence authorizes the effecting of the gambling transaction including operational management of a gambling platform located within an approved hosting center.

Global Technology Group Pty currently holds an AGCC Category 2 Associate Certificate.

A Category 2 Associate is an entity to whom a Category 1 eGambling licensee transfers customers, or allows them to be transferred, for the purpose of that entity effecting gambling transactions with the customer or arranging for those customers to gamble with others.

An eGambling license from the AGCC can be used by a licensee to operate in any country where it is legal to do so. In some countries, including the UK for example, a licensee will also be required to obtain a local licence issued by that country if accessing that market.

Gambling sites licensed in Alderney under Category 1 are required to pay a £35,000 fee the first year in operation and a yearly fee thereafter based on the previous year’s “net gaming yield.” The annual fee ranges from £35,000 to £140,000 depending on how much money the gambling site is bringing in. Category 2 licensed companies are required to pay an introductory fee of £17,500 which applies for the first year and £35,000 per year thereafter.

In some instances, the Company may be required to have a recognized business-to-business (B2B) gambling license in order to acquire and distribute certain gaming content.

While the Company has a Category 2 Associate Certificate from the AGCC, it is not required to have a gaming license for its current services—the resale of its GM-X System or the sale of third-party content to operators in the jurisdictions in which it currently conducts business (and is not required to have a gaming license for its planned services including the provision of support services and software development), and therefore is not currently utilizing the AGCC license.

As the Company expands its global distribution, licensing and regulatory requirements may be required.

We sell and license our products to operators in the online gaming industry whose ability to operate in any jurisdiction may be impacted by changes in regulations. Even in jurisdictions where we have licenses, there can be no guarantee that a jurisdiction will not change its regulations in ways that impair our revenue or that would cause us to incur significant operating expenses in order to maintain compliance. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could cause us to incur substantial additional compliance costs and adversely affect our operating results. See “Item 1A. Risk Factors,” for an additional discussion regarding such risks.

Given the dynamic and rapid evolution of the iGaming industry, it can be difficult to plan strategically, as it relates to product rollout in new or existing jurisdictions which may be delayed or denied, and it is possible that competitors will be more successful than the Company at adapting to change and pursuing business opportunities.

As the online iGaming industry advances, including with respect to regulation in new and existing jurisdictions, we may become subject to additional regulation and compliance-related costs, including licensing and taxes. Consequently, our online gaming offerings may not grow at the rates expected or be successful in the long term.

If our product offerings do not obtain support or maintain support, or if they fail to grow in a manner in which we anticipate, or if we are unable to offer our products and systems in particular jurisdictions that may be material to our business, then our results of operations and financial situation could be harmed.

The online gaming industry is heavily regulated and the Company’s failure to obtain or maintain required licenses or approvals, or otherwise comply with applicable regulation, could be disruptive to our business and could adversely affect our operations.

Our Company, officers, directors, major shareholders, key employees, and business partners are generally subject to the laws and regulations relating to iGaming in the jurisdictions in which we conduct business. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action or other governmental action, and may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation to enable that to happen.

Regulatory regimes vary by jurisdiction. The Company currently is not required to hold a gambling license for the sale of its GM-X System or third-party software in the jurisdictions in which it currently conducts business, however most regulatory regimes include the following elements:

•	an ability to apply for one or more gaming licenses for one or more categories of products (for example, the UK);

•

a requirement for gaming license applicants to make detailed and extensive disclosures as to their beneficial ownership, their source of funds, the probity and integrity of certain persons associated with the applicant, the applicant’s management competence and structure and business plans, the applicant’s proposed geographical territories of operation and the applicant’s ability to operate a gaming business in a socially responsible manner in compliance with regulation;

•	ongoing disclosure and reporting obligations, on a periodic and unplanned basis in response to issues affecting the business;

•	the testing and certification of games, software and systems; and

•	social responsibility obligations.

Gaming licenses are subject to conditions, suspension or revocation by the issuing regulatory authority at any time.

We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations and financial viability.

The determination of suitability process may be expensive and time-consuming. Our delay or failure to obtain gaming licenses in any jurisdiction may prevent us from distributing our product offerings, increasing our customer base and/or generating revenues. A gaming regulatory body may refuse to issue or renew a gaming license if the Company, or one of our directors, officers, employees, major shareholders, or business partners:

A gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on the historic activities of the Company or our current or former directors, officers, employees, major shareholders or business partners, which could adversely affect our operations or financial condition.

Our product offerings may require approval in regulated jurisdictions in which they are offered; this process cannot be assured or guaranteed.

If we fail to obtain the necessary gaming license in a given jurisdiction, we would likely be prohibited from distributing and providing product offerings in that particular jurisdiction. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. If we are unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects.

To the extent new online gaming jurisdictions are established or expanded, we cannot guarantee we will be successful in expanding our business or customer base in line with the growth of existing jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new markets or if our competitors are able to successfully penetrate geographic markets that we cannot access or where we face other restrictions, then our business, operating results and financial condition could be impaired. Our failure to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business.

U.S. Regulatory Environment

State Level

As described above, according to a November 2020 article from Espn.com (United States of sports betting: An updated map of where every state stands), there are currently 20 U.S. states that allow online sports betting (through approved and regulated betting portals), and according to bettingusa.com, there are five states (Delaware, Nevada, New Jersey, Pennsylvania, and West Virginia), where online casino games, online poker, or both are currently legal (again, through approved and regulated betting portals). As a result, the current U.S. market for the Company’s products and services is limited; however, the Company hopes that more U.S. states will pass laws in the upcoming months and years to legalize more forms of online gambling. Until such time as those laws are passed, if ever, the Company anticipates the majority of its revenues coming from Asia, South America, Europe, Africa, and Latin America.

Federal Level

On October 13, 2006, then President George W. Bush, signed into law “The Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”).” This act prohibits those involved in the business of betting or wagering from accepting any financial instrument, electronic or otherwise, for deposit that is intended to be utilized for unlawful Internet gambling. While the UIGEA does not define online gambling as being illegal, the UIGEA instructs the U.S. Treasury Department and Federal Reserve to impose obligations upon financial institutions and other payment processors to establish procedures designed to block online gaming-related financial transactions. It also expressly requires Internet bets and wagers to comply with the law of the jurisdiction where the wagers are initiated and received (i.e., within state borders). The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the wager and receiving the wager is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification.

In addition to regulation at the state level, various federal laws apply to online gambling. Those include (1) the UIGEA, discussed above, (2) the Illegal Gambling Business Act and (3) the Travel Act. The Illegal Gambling Business Act (“IGBA”), makes it a crime to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business” and the Travel Act makes it a crime to use the mail or any facility in interstate commerce with the intent to “distribute the proceeds of any unlawful activity,” or “otherwise promote, manage, establish, carry on, or facilitate the promotion, management, establishment, or carrying on, of any unlawful activity.” For there to be a violation of either the IGBA or the Travel Act there must be a violation of underlying state law.

In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering that knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. In September 2011, the U.S. Department of Justice released to the public a formal legal opinion on the scope of the Wire Act concluding, interstate transmissions of wire communications that do not relate to a ‘sporting event or contest’ fall outside the reach of the Wire Act.

Any or all of our planned future operations in the U.S. could be subject to, and/or may need to comply with the UIGEA, IGBA, Travel Act, Wire Act, and other state and federal statutes.

Recent Events

Sportsbook Software License and Services Agreement

On October 28, 2020, the Company entered into a Sportsbook Software License and Services Agreement (the “License Agreement”) with Amelco UK Limited, a company incorporated in the United Kingdom (“Amelco”), pursuant to which the Company acquired a license to use Amelco’s Sportsbook and Licensed Application for the purpose of sub-licensing (reselling) the Sportsbook and Licensed Application to the Company’s existing or potential resellers and/or operators. Under the terms of the License Agreement, Amelco granted us a limited, non-exclusive, non-transferable and non-assignable (except as provided for in the agreement) license to use the Sportsbook technology. The agreement contains various representations and warranties of the parties, confidentiality obligations, limitations on liability and limited warranties of Amelco.

Pursuant to the License Agreement, Amelco will provide software and will also provide various services to the Company. The License Agreement requires the Company to pay Amelco an agreed upon percentage of the gross gaming revenues received by the Company from any sub-licensee of the technology.

The term of the License Agreement is for an initial period of 2 years from the date the sportsbook becomes available to end-users. The date that the system was available to end-users was 12th April 2021. The term will be automatically renewable for additional 2-year periods after the date which the sportsbook becomes available to end-users, until, at least 120 days prior to the end of the then current term, the agreement is terminated by either party. The License Agreement may also be terminated upon a breach of the agreement (subject to a thirty-day right to cure by the breaching party after notice thereof is provided by the non-breaching party), or in the event a party enters into bankruptcy or similar proceedings. Additionally, Amelco may terminate the License Agreement if we fail to pay amounts due within 15 days of the due date thereof; a change of control of the Company occurs (unless Amelco approves of such in writing); in the event certain restrictions affecting Amelco or the Company occur under applicable law or regulatory enforcement; or upon the expiration of Amelco’s agreements with third parties relating to the software. Finally, Amelco can terminate the agreement with 90 days prior notice if the royalty payable to Amelco falls below budgeted projections in any three successive periods.

Distribution Agreement

On November 18, 2020, we entered into a Distribution Agreement, which included a License and Services Agreement (collectively, the “Distribution Agreement”) with Playtech Software Limited, a company incorporated in the United Kingdom (“Playtech”). The Agreement has an effective date of December 1, 2020 (“Commencement Date”).

Under the terms of the Distribution Agreement, Playtech has an exclusive license to Company products and all intellectual property rights covered under the agreement, such that Playtech shall be the sole and exclusive distributor of all Company products worldwide (the “Playtech Exclusivity”). Company products covered under the agreement include the GM-X System, the Company’s planned E-sports products, a marketing and loyalty system to be created for Playtech and a gaming system proprietary to the Company. The term of the Playtech Exclusivity begins on the Commencement Date, and continues for a period of 12 months after which the first product subject to exclusivity has been launched by a sub-licensee of Playtech (the “Initial Playtech Exclusivity Term”). Following the Initial Playtech Exclusivity Term, the Playtech Exclusivity automatically renews for additional 12 months periods, provided that if the total fees attributable to the products subject to exclusivity distributed by Playtech (in aggregate) at the end of the Initial Playtech Exclusivity Term or any extended term, is less than $300,000, then we have the right to revoke the Playtech Exclusivity for the subsequent 24 months’ period (during which time period Playtech retains the non-exclusive right to distribute such products), unless Playtech agrees to extend the exclusivity and pays the Company the difference between the actual fees attributable to the products and the $300,000 minimum fee within six months. The agreement contains customary representations, covenants and warranties, rights of audit and review, confidentiality obligations of the parties, indemnification obligations and data protection requirements.

For the distribution of planned E-sports products and a gaming system proprietary to the Company, fees payable by Playtech to the Company total (i) 6% of the license fees base (ii) 50% of the remaining license fees base which Playtech determines for the fees it charges directly from the applicable sub-licensees for the distribution of the product.

For the loyalty system, the license fee is waived from months 1 to 12 (including) commencing on the Commencement Date. From months 13 and onwards, the license fee is equivalent to 0.25% of the revenue actually collected by Playtech where such revenue is generated solely and exclusively from the games supported on the loyalty system distributed by Playtech, with a minimum payment of €10,000 per month but up to a maximum amount of €100,000 per month. Playtech has no obligation to distribute the loyalty system following the initial 12 months following the Commencement Date.

Pursuant to the Distribution Agreement, we have a non-exclusive license to distribute the Playtech Games within such US states in which we hold applicable regulatory licenses. The Playtech Games include casino, poker, live-dealer and sports-betting games.

Fees payable by us to Playtech from the distribution of the Playtech Games total the sum of (i) 8% of the license fees base (ii) 50% of the remaining license fees base which Playtech determines for the fees charged directly from the applicable sub-licensees for the distribution of the applicable Playtech Games.

The term of the agreement is for an initial period of three years from the Commencement Date, renewable thereafter for successive three-year periods unless either party provides written notice of their intent not to renew at least 90 days prior to such renewal date, subject to certain rights to terminate such agreement during the term in the event of a breach of the agreement, and/or if certain other fundamental events occur (for example, bankruptcy of the parties).

Share Purchase Agreement

On December 22, 2020, we entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Anthony Brian Goodman, the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (“GTG”) and our Chief Executive Officer and director.

GTG (a non-operational company formed under the laws of Australia) held a current Gaming License granted by the Alderney Gambling Control Commission (AGCC)(located in the Channel Islands). The license is one of the world’s most recognized gaming licenses and the acquisition of such license allows the Company to conduct gaming business in certain jurisdictions in Europe. Such acquisition is also anticipated to help the Company streamline the acquisition of additional licenses in other jurisdictions, of which there can be no assurance.

Under the terms of the Share Purchase Agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for a total of 85,000 Pounds Sterling (€)(approximately $113,000) to help the Company conduct certain business-to-business (B2B) gaming transactions and expand its operation into Europe. The consideration is simply to recoup Mr. Goodman’s setup costs. As of January 31, 2021, the consideration has not been paid.

The Share Purchase Agreement also requires Mr. Goodman to lodge a change of control with the Alderney Gambling Control Commission and provide necessary know-how and hand over assistance that will enable the Company to fully utilize the Gaming License.

The acquisition of GTG closed on January 19, 2021.

Private Offering of Units

On August 20, 2020, the Company sold, to eleven accredited investors, an aggregate of 527,029 units, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $3.40 per unit, raising cash of $1,791,863. The units were sold pursuant to the Company’s entry into subscription agreements with each investor. The subscription agreements provide the investors customary piggyback registration rights (for both the shares and the shares of common stock underlying the warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the applicable investor is eligible to sell the applicable securities under Rule 144 of the Securities Act, as amended. Such piggyback registration rights agreements also provided that the Company is not required to register securities in a registration statement relating solely to an offering by the Company of securities for its own account if the managing underwriter or placement agent have advised the Company in writing that the inclusion of such securities would have a material adverse effect upon the ability of the Company to sell securities for its own account.

The warrants had an exercise price of $4.10 per share (and no cashless exercise rights), and were exercisable until the earlier of (a) August 20, 2022, and (b) the 30th day after the Company provided the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $6.80 per share for a period of ten consecutive trading days.

From November 23, 2020, to December 7, 2020 (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $6.80 per share, and on December 8, 2020, the Company provided notice to the holders of the warrants that they had until January 7, 2021 to exercise such warrants, or such warrants would expire pursuant to their terms. From December 9, 2020, to January 7, 2021, ten holders of warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises the Company issued such warrant holders an aggregate of 409,029 shares of restricted common stock.

Separately, effective on January 7, 2021, the Board of Directors of the Company agreed to extend the expiration date of warrants to purchase 118,000 shares of common stock, which would have otherwise expired on January 7, 2021, pursuant to the terms of the warrants, to February 8, 2021, which warrants expired unexercised.

On January 20, 2021, the Company sold an aggregate of 1,000,000 units to one investor, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $5.00 per unit. In total the Company raised cash of $4,999,982 pursuant to the private offering of the units. The units were sold pursuant to the entry into a subscription agreement with the investor. The Subscription Agreement provided the investor customary piggyback registration rights (for both the shares and the shares of common stock underlying the warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the investor is eligible to sell the applicable securities under Rule 144 of the Securities Act. Such piggyback registration rights agreements also provided that the Company is not required to register securities in a registration statement relating solely to an offering by the Company of securities for its own account if the managing underwriter or placement agent have advised the Company in writing that the inclusion of such securities would have a material adverse effect upon the ability of the Company to sell securities for its own account.

The warrants have an exercise price of $6.00 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) January 14, 2023, and (b) the 30th day after the Company provides the holder of the Warrants notice that the closing sales price of the Company’s common stock has closed at or above $10.00 per share for a period of ten consecutive trading days. The warrants include a beneficial ownership limitation, which limits the exercise of the warrants held by the investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor).

Asset Purchase Agreement

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. The purchase is also contingent on the Company entering into mutually acceptable consulting agreements with two principals of Gamefish.

Stock Purchase Agreement

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the parties determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, we agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate)(which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recorded. Additionally, each of Mr. Goodman and Mr. Silver agreed to manage the project. We also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

Hopestar Agreement

On December 31, 2020, the Company, Articulate and Hopestar Technology Service Co., Ltd (“Hopestar”)(a customer of the Company) entered into an Agreement. Pursuant to the Agreement, Hopestar, which held certain credits which are issued to players who win slot game jackpots distributed by the Company (which are specific to Playtech, who the Company distributes gaming content for), agreed to reduce $500,000 of amounts owed by the Company to Hopestar, Articulate agreed to offer Hopestar $500,000 of gaming credits for alternative content (i.e., games distributed by companies other than Playtech), and Articulate agreed to reduce $500,000 of amounts owed by the Company to Articulate. As of January 31, 2021, the Company had $656,805 of accounts receivable from Articulate and $33,000 of accounts payable to Articulate.

Item 1A. Risk Factors

That there are substantial risks to ownership of our common stock. If any of the following risks were to occur it could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

Risks Related to the Company in General

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.

We had working capital of $13,261,937 as of January 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions.

The most likely source of future funds presently available to us will be through the sale of equity capital. We also currently plan to sell equity pursuant to a registration statement in connection with the planned uplisting of our common stock to The NASDAQ Capital Market. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

•	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current shareholders;

•

loans or other debt instruments may have terms and/or conditions, such as interest rate, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

•	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain adequate debt financing; and

•

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

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets. Many customers have decreased or paused their spending as a response to the economic uncertainty, declines in business activity, and other COVID-19-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which may not be able to be accurately predicted. In addition, our clients’ businesses or cash flows have been and may continue to be negatively impacted by COVID-19, which has and may continue to lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables.

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

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect shareholders.

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations. We have no commitments for any financing (provided that we do plan to complete an underwritten offering of approximately $10 million shares of common stock in the future in connection with the planned uplisting of our common stock to The NASDAQ Capital Market) and any financing commitments (including our planned underwritten offering) may result in dilution to our existing shareholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. Revenues from related party were $2,248,877, $2,167,773, $1,087,816, $1,349,485, $2,429,442 and $915,804 for the calendar years ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019, and for the fiscal years ended July 31, 2019 and 2018, respectively. Revenues from third parties were $2,974,182, $1,120,802, $670,783, $2,752, $452,771 and $0 for the calendar years ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019, and for the fiscal years ended July 31, 2019 and 2018, respectively. The increase of total revenue can be attributed to the increasing registered end-users from our third party customers and new revenue stream starting from this year. We may not generate profitable operations in the future to ensure our continuation.

The Company’s planned Player2P gaming product may not receive regulatory approvals.

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product, which is expected to launch in the coming months. This product will be marketed as the Player2P Platform (“Player2P”). The Player2P brand will be focused solely on esports gambling and 18+ gaming (i.e., gaming by those 18 years of age and older). Player2P is expected to not only offer users traditional casino style games but allow players to compete against each other while playing E-sport console games. In addition to launching the Player2P product into our existing distribution network, we will aim to launch this business-to-consumer (B2C) platform into selected States in the U.S., subject to regulatory approvals. The Company plans to launch Player2P games as an E-sport skill game wherein competitive contestants compete against live opponents in video games, either online or in-person with real money at stake, subject to compliance with applicable law, and approval from applicable authorities. In the event Player2P does not receive regulatory approvals we may be unable to launch Player2P in the U.S. or other jurisdictions, or such launch might be impractical, which would ultimately cause such product not to be successful. In such case the funds used by the Company to develop such game may be lost, which may have a material adverse effect on our results of operations and/or prospects, and ultimately the value of our securities.

We rely on our management and if they were to leave our company our business plan could be adversely affected.

We are largely dependent upon the personal efforts and abilities of our existing management, including our Chief Executive Officer and Chairman, Anthony Brian Goodman, who plays an active role in our operations. Moving forward, should the services of Mr. Goodman be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individual with a suitably trained alternative individual(s), we may be forced to scale back or curtail our business plan.

We do not currently have any key person life insurance policies on our executive officers. If our executive officers do not devote sufficient time towards our business, we may never be able to effectuate our business plan.

Our executive officer controls a majority of our voting securities and therefore has the ability to influence matters affecting our shareholders.

Our Chief Executive Officer and Chairman, Anthony Brian Goodman, beneficially owns approximately 99.98% of our voting shares. As a result, he has the ability to influence matters affecting our shareholders and will therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, the power to prevent or cause a change in control and to determine the outcome of most matters submitted to a vote of our shareholders.

Any investor who purchases shares will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because of Mr. Goodman’s voting control, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are averse to other shareholders. This concentrated control limits or severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities.

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

Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third party copying, infringement or use, which could adversely affect our competitive position.

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

We may suffer if it is alleged or determined that our technology or another aspect of our business infringes on the intellectual property rights of others.

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

A significant amount of our revenues come from related parties and only a limited number of customers, and if we were to lose any of those customers, our results of operations could be adversely affected.

At the present time, we are dependent on a limited number of customers for all of our business, revenue and results of operations, the most significant of which is a related party. The Company’s major revenues for the year ended January 31, 2021, were from three customers, one of which was Articulate (a related party which is beneficially owned by Anthony Brian Goodman, our Chief Executive Officer and Chairman, and his wife). Revenues from related party were $2,248,877, $2,167,773, $1,087,816, $1,349,485, $2,429,442 and $915,804 for the calendar years ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019, and for the fiscal years ended July 31, 2019 and 2018, respectively. Revenues from third parties were $2,974,182, $1,120,802, $670,783, $2,752, $452,771 and $0 for the calendar years ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019, and for the fiscal years ended July 31, 2019 and 2018, respectively. As of January 31, 2021, the Company had a $656,805 receivable from Articulate.

As a result, the majority of our revenues have historically been due to only two customers, including Articulate, which is a related party, provided that we have recently expanded our customer base. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations. Additionally, Mr. Goodman, who controls Articulate, may have conflicts of interest, or perceived conflicts of interest with the Company and/or its shareholders, and any change in the terms of the Company’s agreements or understandings with Articulate may have a material adverse effect on the Company and the value of its securities.

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

Changes in ownership of competitors or consolidations within the gaming industry may negatively impact pricing and lead to downward pricing pressures which could reduce revenue.

A decline in demand for our products in the gaming industry could adversely affect our business. Demand for our products is driven primarily by the replacement of existing services as well as the expansion of existing online gaming, and the expansion of new channels of distribution, such as mobile gaming. Additionally, consolidation within the online gambling market could result in us facing competition from larger combined entities, which may benefit from greater resources and economies of scale. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect our business as these operators might cause a further slowdown in the replacement cycle for our products.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. Our management has determined that our disclosure controls and procedures were not effective as of January 31, 2021, and such controls and procedures have not been effective for several years. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021, and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

Our software products compete in a market characterized by rapid technological advances, evolving standards in software technology and frequent new product introductions and enhancements that may render existing products and services obsolete. Competitors are continuously upgrading their product offerings with new features, functions and content. In addition, we attempt to continuously refine our software and technology offerings to address regulatory changes in the markets in which we operate and plan to operate. In order to remain competitive, we will need to continuously modify and enhance our technology platform and service offerings. We may not be able to respond to rapid technological changes in our industry. In addition, the introduction of new products or updated versions of existing products has inherent risks, including, but not limited to, risks concerning:

•	product quality, including the possibility of software defects, which could result in claims against us or the inability to sell our products;

•	the accuracy of our estimates of customer demand, and the fit of the new products and features with a customer’s needs;

•	the need to educate our personnel to work with the new products and features, which may strain our resources and lengthen sales;

•	market acceptance of initial product releases; and

•	competitor product introductions or regulatory changes that render our new products obsolete.

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

Competition within the global entertainment and gaming industries is intense and our existing and future offerings may not be able to compete against other competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

We operate in the global entertainment and gaming industries. The users of our offerings face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. Our products compete with these other forms of entertainment for the discretionary time and income of end users. If we are unable to sustain sufficient interest in our products and offerings in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.

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

Gaming and other leisure activities that our customers offer represent discretionary expenditures and players’ participation in those activities may decline if discretionary consumer spending declines, including during economic downturns, when consumers generally earn less disposable income. Changes in discretionary consumer spending or consumer preferences are driven by factors beyond our control, such as:

•	perceived or actual general economic conditions;

•	fears of recession and changes in consumer confidence in the economy;

•	high energy, fuel and other commodity costs;

•	the potential for bank failures or other financial crises;

•	a soft job market;

•	an actual or perceived decrease in disposable consumer income and wealth;

•	increases in taxes, including gaming taxes or fees; and

•	terrorist attacks or other global events.

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

Our information systems and data, including those we maintain with our third-party service providers, may be subject to cyber security breaches in the future. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. Our website may become subject to denial-of-service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

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

A significant portion of our employees, consultants and operations are located outside of the U.S. and in many different foreign locations.

We have consultants and staff located in multiple countries and a significant level of operations outside of the U.S. A significant portion of our operations are located outside of the U.S. We have software development, customer support and sales centers in Philippines, Australia, and Taiwan, which account for most of our software development support and sales personnel. The fact that all our employees and consultants are not located in one place subjects us to additional costs and risks that could adversely affect our operating results.

We have business operations located in non-U.S. countries which subject us to additional costs and risks that could adversely affect our operating results.

Certain of our operations are in, and sales take place outside of, the U.S. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

•	challenges caused by distance as well as language and cultural differences;
•	general economic conditions in each country or region;
•	regulatory changes;
•	political unrest, terrorism and the potential for other hostilities;
•	public health risks, particularly in areas in which we have significant operations;
•	longer payment cycles and difficulties in collecting accounts receivable;
•	difficulties in transferring funds from certain countries;
•	laws such as the U.K. Bribery Act 2010 and the U.S. Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials; and
•	reduced protection for intellectual property rights in some countries.

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

We rely on third party cloud services and such providers or services have in the past, and may in the future, encounter technical problems and service interruptions.

We host our customers’ iGaming operations on a combination of proprietary and cloud servers including the Amazon Elastic Compute (EC2) Server. Such servers may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. Additionally, we currently host our GM-X system on Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings. Any of the above circumstances or events may harm our reputation, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs and impair our ability to attract new customers any of which could adversely affect our business, financial condition and results of operations.

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

We are subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

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

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material adverse impact on our business.

The Company’s ability to operate in the U.S. is currently, and may continue to be, limited.

According to a November 2020 article from Espn.com (United States of sports betting: An updated map of where every state stands), there are currently 20 U.S. states that allow online sports betting (through approved and regulated betting portals), and according to bettingusa.com, there are five states (Delaware, Nevada, New Jersey, Pennsylvania, and West Virginia), where online casino games, online poker, or both are currently legal (again, through approved and regulated betting portals). As a result, the current U.S. market for the Company’s products and services is limited; however, the Company hopes that more U.S. states will pass laws in the upcoming months and years to legalize more forms of online gambling. Until such time as those laws are passed, if ever, the Company anticipates the majority of its revenues coming from Asia, South America, Europe, Africa and Latin America. In the event that more U.S. states do not adopt more favorable online gaming laws in the future, the federal government prohibits online gaming, or the current states that allow for online gaming change or restrict their current laws, it could have a material adverse effect on the Company’s ability to generate revenues and operate in the U.S., which could cause the value of its securities to decline in value or become worthless.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions.

Compliance with the various regulations applicable to online gaming is costly and time-consuming. Regulatory authorities at the federal, state and local levels (both in the U.S. and in foreign jurisdictions) have broad powers with respect to the regulation and licensing of real money online gaming operations and may revoke, suspend, condition or limit our licenses, or those of our customers, impose substantial fines on us or our customers, and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us or our customers to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business and/or those of our customers.

Our or our customers’ gaming licenses could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our (or our customer’s) eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions or cause any of our customers to cease offering our products in those jurisdictions. We and our customers may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations or those of our customers. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our iGaming operations. Any failure by us or our customers to maintain or renew existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which we operate.

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

Risks Relating to our Common Stock

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 40,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this Report, we have 23,289,273 shares of common stock issued and outstanding and 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The holder of the shares of the Series B Voting Preferred Stock (currently Luxor, which is wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and Chairman) has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock (i.e., each 1,000 shares) is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. As such, the Series B Voting Preferred Stock in effect votes 99.975% of the total vote on all shareholder matters, as discussed in the following risk factor.

As a result of the number of authorized but unissued shares of our common stock and preferred stock, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super-majority voting power over our shares (similar to our outstanding Series B Voting Preferred Stock, discussed below), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super-majority voting rights (similar to our outstanding Series B Voting Preferred Stock, discussed below) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Our articles of incorporation allow for our board of directors to create a new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

Our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

Our Series B Voting Preferred Stock providers the holder(s) thereof super majority voting power over the Company.

As of the date of this Report, we have 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The holder of the shares of the Series B Voting Preferred Stock (currently Luxor, which is wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and Chairman) has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock (i.e., each 1,000 shares) is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval—which means that each outstanding share of Series B Voting Preferred Stock currently votes a total of 93,157,092 voting shares (93,157,092,000 in aggregate). As such, the Series B Voting Preferred Stock in effect votes 99.975% of the total vote on all shareholder matters and exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, the power to prevent or cause a change in control and to determine the outcome of most matters submitted to a vote of our shareholders. The interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This preferred share structure severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities. See also the risk factor entitled, “Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our shareholders.”, above for additional risks related to Mr. Goodman’s voting control over the Company.

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

There is no guarantee that our application to list our common stock on NASDAQ will be approved, and if our common stock is listed on NASDAQ, there can be no assurance that we will be able to comply with NASDAQ’s continued listing standards.

We have applied to list our common stock on The NASDAQ Capital Market under the symbol “GMGI”. There can be no assurance that The NASDAQ Capital Market will approve our application for the listing of our common stock. The approval process for the listing of our shares on The NASDAQ Capital Market, or any other exchange, involves factors beyond our control.

If our common stock is approved for listing on The NASDAQ Capital Market, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from The NASDAQ Capital Market in the future, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our common stock has previously been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

In the past our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock is not considered a “penny stock” while we maintain a stock price above $5.00 and will not be a “penny stock” if we obtain a listing of our common stock on The NASDAQ Capital Market, our common stock may become a “penny stock” in the future. “Penny stock” rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock has been, and may continue to be, volatile.

The market price of our common stock has been, and is likely to continue to be, highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk‑averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there have been, and may be, periods of several days or more when trading activity in our shares is minimal or non‑existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors have, and may in the future, materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

There is a limited public market for our securities and you could lose all or part of your investment.

Our securities are currently quoted on the OTC Pink Market maintained by OTC Markets. We currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors. The trading price of our common stock is likely to continue to be volatile. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

•	actual or anticipated variations in our results of operations;

•	our ability or inability to generate revenues;

•	the number of shares in our public float;

•	increased competition; and

•	conditions and trends in the market for our services and products.

Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in us, and should not rely solely on the publicly quoted or traded stock prices in determining our common stock, but should instead determine the value of our common stock based on the information contained in our public disclosures, industry information, and those business valuation methods commonly used to value private companies.

Additionally, the market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate revenues, and conditions and trends in the industries in which our customers are engaged.

In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Our Bylaws provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers or directors.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent not prohibited by the Nevada Revised Statutes; and, provided, further, that we are not required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors, (iii) such indemnification is provided by the Company, in its sole discretion, pursuant to the powers vested in the Company under the Nevada Revised Statutes or (iv) such indemnification is required to be made pursuant to the terms of the Bylaws. We also have power to indemnify our employees and other agents as set forth in the Nevada Revised Statutes. Our Bylaws also provide that we are required to advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer, of the corporation, or is or was serving at the request of the Company as a director or executive officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefor, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the Bylaws or otherwise.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Our common stock may continue to be followed by only a limited number of analysts and there may continue to be a limited number of institutions acting as market makers for our common stock.

For the foreseeable future, our common stock is unlikely to be followed by a significant number of market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

In the event our common stock is approved for listing on The NASDAQ Capital Market, we will need to meet certain continued listing requirements in order to not have our common stock delisted from such markets.

We have applied to list our common stock on The NASDAQ Capital Market; however, such application may not be granted. In the event such application is granted, in order to maintain our listing, we will need to continue to meet the continued listing standards of The NASDAQ Capital Market. Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq generally requires listed companies to maintain at least $2.5 million in shareholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, have an audit committee of at least three members, and to maintain a stock price over $1.00 per share, among other requirements. If we fail to timely comply with the applicable requirements of The NASDAQ Capital Market assuming our common stock is approved for listing on The NASDAQ Capital Market, depending on where we choose to list our common stock, and assuming our common stock is approved for listing on such market, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the applicable market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market, shareholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is listed, and then delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is listed, and then delisted from The NASDAQ Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting during the current fiscal year. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our evaluation by management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting in the next financial year. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock and warrants.

We are a Nevada corporation, and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	provide that vacancies on our board of directors, including newly created directorships, may be filled by a majority vote of directors then in office;

•

place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders; do not provide stockholders with the ability to cumulate their votes; and

•	provide that our board of directors have sole power to amend our bylaws.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results.

It is expected that moving forward, the Company will derive more than 10% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar, and the Company expects that receivables with respect to foreign sales will continue to account for a significant majority of its total accounts and receivables outstanding. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where it conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or Canada or enforcing American and Canadian judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on it. The Company believes that management’s experience to date in commercializing its products and solutions in Asia Pacific may be of assistance in helping to reduce these risks. Some countries in which the Company may operate may be considered politically and economically unstable.

Doing business in the industries in which the Company operates often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Management of the Company is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase the Company's cost of doing business or affect its operations in any area.

We may in the future enter into agreements and conduct activities outside of the jurisdictions where we currently carry on business, which expansion may present challenges and risks that we have not faced in the past, any of which could adversely affect our results of operations and/or financial condition.

The Company is subject to foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

It is expected that moving froward, the Company will derive more than 10% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar; however, a substantial portion of the Company’s operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar, the Euro and other currencies may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States and Canadian dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States and Canadian dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the United States and Canadian dollar, particularly the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of our assets outside of United States and Canada. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products, which they may be unable or unwilling to pay.

While we may enter into forward currency swaps and other derivative instruments intended to mitigate the foreign currency exchange risk, there can be no assurance we will do so or that any instruments that we enter into will successfully mitigate such risk. If we enter into foreign currency forward or other hedging contracts, we would be subject to the risk that a counterparty to one or more of these contracts may default on its performance under the contracts. During an economic downturn, a counterparty’s financial condition may deteriorate rapidly and with little notice, and we may be unable to take action to protect our exposure. In the event of a counterparty default, we could lose the benefit of its hedging contract, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any benefit lost as a result of that counterparty’s default may be limited by the liquidity of the counterparty. We expect that we will not be able to hedge all of our exposure to any particular foreign currency, and we may not hedge our exposure at all with respect to certain foreign currencies. Changes in exchange rates and our limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on our liquidity and results of operations.

The gaming industry is highly regulated, and we must adhere to various regulations and maintain applicable licenses to continue our operations. Failure to abide by regulations or maintain applicable licenses could be disruptive to our business and could adversely affect our operations.

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. We currently block direct access to wagering on our website from the United States and other jurisdictions in which we do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to our platform and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, our payment service providers use their own identify and ISP verification software. Despite all such measures, it is conceivable that a user, under age, or otherwise could devise a way to evade our blocking measures and access our website from the United States or any other foreign jurisdiction in which we are not currently permitted to operate.

Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations and our ability to maintain key personnel, and our efforts to comply with any new licensing regulations will increase our costs.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We are subject to regulation in any jurisdiction where our customers access our website. To expand into any such jurisdiction, we may need to be licensed, or obtain approvals of our products or services. If we do not receive or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place our products in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

Privacy concerns could result in regulatory changes and impose additional costs and liabilities on the Company, limit its use of information, and adversely affect its business.

Personal privacy has become a significant issue in Canada, the United States, Europe, and many other countries in which we currently operate and may operate in the future. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations, any of which could adversely affect our business, liquidity, and results of operation.

The Company’s results of operations could be affected by natural events in the locations in which we operate or where our customers or suppliers operate.

We, our customers, and our suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or floods that could disrupt operations. Any serious disruption at any of our facilities or the facilities of our customers or suppliers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. While we intend to seek insurance against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect our business, results of operations or financial condition.

Risks Related to Intellectual Property and Technology

Our intellectual property may be insufficient to properly safeguard our technology and brands.

We may apply for patent protection in the United States, Canada, Europe, and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and we can provide no assurance that any of these patents will be issued at all. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating our solutions or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for our solutions. Even if pending patents are issued to us, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Our success may also depend on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property, and other game innovations and if the granted patents are challenged, protection may be lost. We may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

We will also rely on trade secrets, ideas, and proprietary know-how. Although we generally require our employees and independent contractors to enter into confidentiality and intellectual property assignment agreements, we cannot be assured that the obligations therein will be maintained and honored. If these agreements are breached, it is unlikely that the remedies available to us will be sufficient to compensate us for the damages suffered. In spite of confidentiality agreements and other methods of protecting trade secrets, our proprietary information could become known to or independently developed by competitors. If we fail to adequately protect our intellectual property and confidential information, our business may be harmed, and our liquidity and results of operations may be materially adversely impacted.

We may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could unfavorably affect our operating results.

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. Although we intend to aggressively pursue anyone who is reasonably believed to be infringing upon our intellectual property rights and who poses a significant commercial risk to the business, to protect and enforce our intellectual property rights, initiating and maintaining suits against such third parties will require substantial financial resources. We may not have the financial resources to bring such suits, and, if we do bring such suits, we may not prevail. Regardless of our success in any such actions, the expenses and management distraction involved may have a material adverse effect on our financial position.

A significant portion of our revenues may be generated from products using certain intellectual property rights, and our operating results would be negatively impacted if we were unsuccessful in licensing certain of those rights and/or protecting those rights from infringement, including losses of proprietary information from breaches of our cyber security efforts.

Further, our competitors have been granted patents protecting various gaming products and solutions features, including systems, methods, and designs. If our products and solutions employ these processes, or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. The question of whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which might later result in issued patents that our products and solutions may infringe. There can be no assurance that our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third-party patent. If any of our products and solutions infringes a valid patent, we may be required to discontinue offering certain products or systems, pay damages, purchase a license to use the intellectual property in question from its owner, or redesign the product in question to avoid infringement. A license may not be available or may require us to pay substantial royalties, which could in turn force us to attempt to redesign the infringing product or to develop alternative technologies at a considerable expense. Additionally, we may not be successful in any attempt to redesign the infringing product or to develop alternative technologies, which could force us to withdraw our product or services from the market.

We may also infringe other intellectual property rights belonging to third parties, such as trademarks, copyrights, and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involve complex legal and factual issues and our products, branding or associated marketing materials may be found to have infringed existing third-party rights. When any third-party infringement occurs, we may be required to stop using the infringing intellectual property rights, pay damages and, if we wish to keep using the third-party intellectual property, purchase a license or otherwise redesign the product, branding or associated marketing materials to avoid further infringement. Such a license may not be available or may require us to pay substantial royalties.

It is also possible that the validity of any of our intellectual property rights might be challenged either in standalone proceedings or as part of infringement claims in the future. There can be no assurance that our intellectual property rights will withstand an invalidity claim and, if declared invalid, the protection afforded to the product, branding or marketing material will be lost.

Moreover, the future interpretation of intellectual property law regarding the validity of intellectual property by governmental agencies or courts in the United States, Canada, Europe, or other jurisdictions in which we have rights could negatively affect the validity or enforceability of our current or future intellectual property. This could have multiple negative impacts including, without limitation, the marketability of, or anticipated revenue from, certain of our products. Additionally, due to the differences in foreign patent, trademark, copyright, and other laws concerning proprietary rights, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States, Canada, or Europe. Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason in these jurisdictions could have a material adverse effect on our business, results of operations and financial condition.

Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourself against any infringement suits that may be brought against us. Litigation can also distract management from day-to-day operations of the business.

In addition, our business is dependent in part on the intellectual property of third parties. Our success may depend upon our ability to obtain licenses to use new and existing intellectual property and our ability to retain or expand existing licenses for certain products. If we are unable to obtain new licenses or renew or expand existing licenses, we may be required to discontinue or limit its use of such products that use the licensed marks and our financial condition, operating results or prospects may be harmed.

There is a risk that the Company’s network systems will be unable to meet the growing demand for its online products.

The growth of internet usage has caused frequent interruptions and delays in processing and transmitting data over the internet. There can be no assurance that the internet infrastructure or our own network systems will be able to meet the demand placed on it by the continued growth of the internet, the overall online gaming and interactive entertainment industry and our customers.

The internet’s viability as a medium for products and services offered by us could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the internet as a viable channel.

End-users of our products and services will depend on internet service providers and our system infrastructure (or those of our licensed partners) for access to us or our licensees’ products and services. Many of these services have experienced service outages in the past and could experience service outages, delays, and other difficulties due to system failures, stability, or interruption.

Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks we cannot control.

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings would be deployed. We have no control over the operation, quality, or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand our levels of service in the future, our operations could be adversely impacted. Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners, and customers.

General Risk Factors

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;
•	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulties in maintaining uniform standards, controls, procedures and policies;
•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;
•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;
•	the effect of any government regulations which relate to the business acquired;
•

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

•	potential expenses under the labor, environmental and other laws of various jurisdictions.

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

Our insurance may not provide adequate levels of coverage against claims.

We maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

Our management team has limited experience managing a public company and regulatory compliance may divert our attention from the day-to-day management of our business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, the Company may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend the Company against claims by third parties, or to enforce any rights that the Company may have against third parties, may be necessary, which could result in substantial costs and diversion of the Company’s resources, causing a material adverse effect on its business, financial condition and results of operations. The Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors, and applicable consultants. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. We also currently plan to sell equity pursuant to a registration statement in connection with the planned uplisting of our common stock to The NASDAQ Capital Market. These actions will result in dilution of the ownership interests of existing shareholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We incur significant costs to ensure compliance with U.S. reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. corporate governance requirements and will incur substantial costs associated with our planned NASDAQ Capital Market listing (assuming our common stock is approved for listing on The NASDAQ Capital Market), including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and The NASDAQ Capital Market (if applicable). These rules and regulations significantly increase our legal and financial compliance costs and make some activities more time consuming and costly. These applicable rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We may also be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company has a back office agreement with Articulate, to utilize its premises in Sydney, Australia, on a month-to-month basis with a current rate of $11,000 per month. Pursuant to the agreement, the Company subleases approximately 700 square feet of office space.

Item 3. Legal Proceedings

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTC Pink Market, operated by OTC Markets Group Inc., under the symbol “GMGI”. At present, there is a very limited market for our common stock. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

We have applied to list our common stock on The NASDAQ Capital Market under the symbol “GMGI”. No assurance can be given that our application will be accepted.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Pink Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

12 Month Period Ended January 31, 2021	High	Low

Quarter ended April 30, 2020	$1.92	$0.19
Quarter ended July 31, 2020	4.00	0.97
Quarter ended October 31, 2020	7.55	3.00
Quarter ended January 31, 2021	7.75	4.00

6 Month Period Ended January 31, 2020	High	Low

Quarter ended October 31, 2019	1.10	0.54
Quarter ended January 31, 2020	0.90	0.52

12 Month Period Ended July 31, 2019	High	Low

Quarter ended October 31, 2018	$0.18	$0.09
Quarter ended January 31, 2019	0.21	0.12
Quarter ended April 31, 2019	0.59	0.16
Quarter ended July 31, 2019	1.01	0.33

Holders

According to the records of our transfer agent, as of April 30, 2021, there were approximately 92 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short‑term and long‑term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended January 31, 2021 and from the period from February 1, 2021 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended January 31, 2021

The following is a summary of transactions during the three months ended January 31, 2021 involving sales of our securities that were not registered under the Securities Act:

On November 4, 2020, a consultant exercised options to purchase 133,334 shares of common stock for cash, pursuant to which the $8,000 aggregate exercise price of the options was paid to the Company and 133,334 shares were issued.

On November 9, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 1,318 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($8,000) and 132,016 shares were issued.

On November 16, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 1,276 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($8,000) and 132,058 shares were issued.

On November 16, 2020, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,104 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($32,000) and 61,563 shares were issued.

On November 29, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 3,099 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($22,000) and 130,235 shares were issued.

From December 9, 2020, to January 7, 2021, ten holders of warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises the Company issued such warrant holders an aggregate of 409,029 shares of restricted common stock.

During the quarter ended January 31, 2021, no shares of common stock were issued for services.

Recent issuances of unregistered securities subsequent to our fiscal year ended January 31, 2021

On February 1, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 770 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($4,000) and 65,896 shares were issued on March 24, 2021.

On February 17, 2021, a consultant exercised options to purchase 66,666 shares of common stock for cash, pursuant to which the $4,010 aggregate exercise price of the options was paid to the Company and 66,666 shares were issued on March 24, 2021.

On February 18, 2021, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 2,832 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($16,000) and 130,502 shares were issued on March 24, 2021.

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The Warrants have an exercise price of $5.50 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) March 22, 2023, and (b) the 20th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $11.00 per share for a period of ten consecutive trading days.

On March 24, 2021, the Company issued 2,000 shares of common stock to Brett Goodman, the son of the Company’s Chief Executive Officer, and 2,000 shares of restricted common stock to Jason Silver, pursuant to the terms of the August 10, 2020 Stock Purchase Agreement, for services provided.

On March 24, 2021, the Company issued 1,822 shares of common stock to a consultant for services provided.

On April 1, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 597 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($4,000) and 66,069 shares were issued.

On April 5, 2021, the Company issued 1,010 shares of restricted common stock to two consultants for services provided. Each consultant was issued 505 shares.

On April 5, 2021, a consultant exercised options to purchase 100,000 shares of common stock in a cashless exercise pursuant to which 5,077 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($33,000) and 94,923 shares were issued.

On April 5, 2021, a consultant exercised options to purchase 53,334 shares of common stock in a cashless exercise pursuant to which 2,708 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($17,600) and 50,626 shares were issued.

On April 7, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 572 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($4,000) and 66,094 shares were issued.

The issuances and grants described above, to the extent not included on a Form S-8 registration statement, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; (c) were non U.S. persons; and/or (d) were officers or directors of the Company. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The cashless exercises of warrants were exempt pursuant to Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or given directly or indirectly for soliciting the exchanges and the Company did not receive any compensation for the issuance of the shares of common stock in connection with such exercises.

We claim an exemption from registration provided by Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act for the above cash warrant exercises. As the shares were acquired for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The shares were offered without any general solicitation by the Company or its representatives. The shares have not been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information the forward-looking statements included below.

Overview

We derive revenues primarily from licensing fees received from gaming operators located in the Asia Pacific (APAC) region that utilize the Company’s technology.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors. Currently the Company has more than 1.5 million registered users across all gaming operators that utilize the Company’s technology and is currently integrating additional operators to expand this usage.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s activity is highly scalable. We are highly encouraged by recent revenue growth, clearly demonstrating the acceptance and reputation of the Company’s GM-X System and its gaming content. We plan to continuously add new products to our offerings and anticipate revenue growth assuming we are successful therewith.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. Although to date we have not experienced any significant issues associated with the ongoing pandemic, the range of possible impacts on the Company’s business from the coronavirus pandemic could include: (i) changing demand for the Company’s products and services; (ii) rising bottlenecks in the Company’s supply chain; and (iii) increasing contraction in the capital markets. At this time, the Company believes that it is premature to determine the potential impact on the Company’s business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

Results of Operations

Revenues

The Company currently has two distinctive revenue streams.

1) The Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. Total revenues recognized from the usage of our Gaming IP and technology systems in the years ended January 31, 2021 and 2020, the six months periods ended January 31, 2020 and 2019, and the fiscal years ended July 31, 2019 and 2018 are shown in the following table:

	Years Ended January 31		Six Months Ended January 31		Years Ended July 31
	2021	2020	2020	2019	2019	2018
		(unaudited)		(unaudited)
Related party	$2,248,877	$2,167,773	$1,087,816	$1,349,485	$2,429,442	$915,804
Third party	595,819	1,120,802	670,783	2,752	452,771	-
Total	2,844,696	3,288,575	1,758,599	1,352,237	2,882,213	915,804

The decrease in revenues for the fiscal year ended 2021, compared to the fiscal year ended 2020, is due to a marginal decrease in revenues from one of our customers.

The increase in revenues in the six-month transition period ended January 31, 2020, compared to the six-month period ended January 31, 2019, is attributable to an increase in registered end-users from our third-party customer.

The increase in revenues in fiscal year 2019, compared to fiscal year 2018, is attributable to the addition of a new distributor as well as the global expansion by one of our distributors.: (1) on July 1, 2018, Red Label Technology Pte Ltd and the Company entered into a License Agreement. Red Label desired to license the use of the GM-X System to support its business-to-business (B2B) business. During the year ended July 31, 2019, Red Label Technology Pte Ltd contributed to 16% of the total revenue; and (2) on July 1, 2018, Articulate Pty Ltd and the Company entered into an Addendum to License Agreement (the “Addendum”). Articulate requested that the Company provide system for usage in Malaysian Currency. The new market also contributed to 26% of the total revenue in fiscal year 2019.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. During the year ended January 31, 2021, $2,378,363 in revenues were derived from the reselling of gaming content. There were no such revenues in the previous years or periods. The Company believes that there is a significant opportunity to scale this new revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The new revenue stream is highly scalable i.e., the running and support costs relative to the incremental revenues are low, and will reduce exponentially as a percentage of revenues as revenues grow. The Company plans to strive to roll out this new product offering to its existing client base and expects to scale up its revenues as a result.

Costs of goods sold

The Company currently has two distinctive costs of goods sold.

1) The Company recognized the amortization of stock options granted to consultants under the 2018 Equity Incentive Plan as a cost of goods sold. This recognition is based on the fact that the stock options directly contributed to the revenues generated by the Company’s GM2 Asset. The amortization expenses of the consultants’ stock options recognized in the years ended January 31, 2021 and 2020, the six months periods ended January 31, 2020 and 2019, and the fiscal years ended July 31, 2019 and 2018 are shown in the following table:

	Years Ended January 31		Six Months Ended January 31		Years Ended July 31
	2021	2020	2020	2019	2019	2018
		(unaudited)		(unaudited)
Amortization expenses of consultants’ stock options	$275,780	$(59,280)	$57,224	$138,502	$21,998	$72,003

The increase in the option amortization expense in fiscal year 2021, compared to 2020 is attributable to the options issued during the year. The increase in the share price has also increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses.

The decrease in the option amortization expenses in the six-month transition period ended 2020, compared to the six months ended January 31, 2019, and the fiscal year ended 2019, compared to the fiscal year ended July 31, 2018, is due to the adoption of new accounting standard ASU 2018-07, in which the Company was not required to re-value options at each reporting date.

2) From June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the year ended January 31, 2021, $1,724,272 of costs were recognized. There were no such costs before.

General and administrative Expenses

General and administrative expenses consist primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, and administrative expenses. Total general and administrative expenses in the years ended January 31, 2021 and 2020, the six months periods ended January 31, 2020 and 2019, and the fiscal years ended July 31, 2019 and 2018 are shown in the following table:

	Years Ended January 31		Six Months Ended January 31		Years Ended July 31
	2021	2020	2020	2019	2019	2018
		(unaudited)		(unaudited)
G&A expense	$566,593	$337,140	$149,177	$133,376	$321,339	$186,040

The increase in the general and administrative expenses in fiscal year 2021, compared to 2020, is mainly due to the marketing compensation granted to one of the Company’s customers. As per the Company’s Software Agreement with the customer, if the customer reaches a certain amount of usage (based on net income usage), the customer will be granted marketing compensation of 1% per month.

The general and administrative expenses remained consistent during the six-month transition period ended January 31, 2020, compared to the six-month period ended January 31, 2019.

The increase in general and administrative expenses in fiscal year 2019, compared to fiscal year 2018, is attributable to the increase in travel expenses and advertising expenses. During the fiscal year 2019, there was a need for increased travel by management overseas to meet suppliers and attend trade shows. The Company also increased its marketing and awareness efforts, which resulted in higher advertising expenses.

General and administrative Expenses – Related Parties

General and administrative expenses from related parties consist primarily of amortization expenses due to stock options granted to Directors, back-office expenses, consulting expenses and salary expenses payable to the Company's CEO and CFO. The components of general and administrative expenses from related parties in the years ended January 31, 2021 and 2020, the six months periods ended January 31, 2020 and 2019, and the fiscal years ended July 31, 2019 and 2018 are shown in the following table:

	Years Ended January 31		Six Months Ended January 31		Years Ended July 31
	2021	2020	2020	2019	2019	2018
		(unaudited)		(unaudited)
Amortization expenses of Directors’ stock options	$1,630,403	$484,763	$392,101	$114,180	$206,842	$129,109
Back office expenses	132,000	99,000	66,000	20,200	53,200	27,600
Consulting & salary expenses	288,037	160,380	81,972	68,040	146,448	181,500
Total	2,050,440	744,143	540,073	202,420	406,490	338,209

During the fiscal years ended January 31, 2021 and 2020, the amortization expenses increased due to the stock options granted to three Independent Directors under the 2018 Equity Incentive Plan; the back office expenses increased due to the increasing cost per month from $5,500 to $11,000 since August 1, 2019; the consulting expenses increased due to the increasing number of Directors and the consulting services provided by Mr. Brett Goodman, a consultant, and the son of our CEO, who has been engaged in to assist the Company with building a Peer-to-Peer gaming system.

During the six months ended January 31, 2020 and 2019, the increasing in stock option amortization expenses were due to the stock options granted to our CEO and CFO on September 19, 2019; and the increasing back office expenses were due to the increasing cost per month from $2,300 to $5,500 since December 1, 2018.

During the fiscal years ended July 31, 2019 and 2018, the increase in general and administrative expenses from related parties were mainly due to the increase in amortization expenses.

Compensation Expense – Acquisition Cost - Related Party

The acquisition cost was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor Capital, LLC (“Luxor”), which is wholly-owned by the Company’s Chief Executive Officer Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how (the “GM2 Asset”) and agreed that 50% of the revenues generated by the GM2 Asset during the 12-month period of March 1, 2018 to February 28, 2019 would be paid to Luxor. As of July 31, 2018, the Company estimated a number for the acquisition cost at $1,242,812.

During the fiscal years ended January 31, 2021 and 2020, the acquisition cost was $0 and $6,791. The acquisition cost for the fiscal year ended January 31, 2020, was an adjustment to the estimated number.

During the six months ended January 31, 2020 and 2019, the acquisition cost was $0 and $84,082, respectively. The acquisition cost for the six months ended January 31, 2019, was an adjustment to the estimated number.

During the years ended July 31, 2019 and 2018, the acquisition cost was $90,873 and $1,242,812, respectively. The acquisition cost for the year ended July 31, 2019, was an adjustment to the estimated number.

Research and development expense

Research and development expense was incurred in connection with the building of the Company’s Proprietary Peer-to-Peer gaming system. During the year ended January 31, 2021, the research and development expense was $47,558. There was not research and development expense before.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees. The professional fees in the fiscal years ended January 31, 2021 and 2020, the six months periods ended January 31, 2020 and 2019, and the fiscal years ended July 31, 2019 and 2018 are shown in the following table:

	Years Ended January 31		Six Months Ended January 31		Years Ended July 31
	2021	2020	2020	2019	2019	2018
		(unaudited)		(unaudited)
Professional fees	$159,091	$57,507	$26,944	$30,068	$60,631	$67,687

The increase in the professional fees in fiscal year 2021 compared to 2020 is attributable to the corporate actions during the year including the change of fiscal year, stock reverse split and fees in connection with the filing of our NASDAQ uplisting application, which increased the legal service fees for the current year compared to the prior period.

The professional fees remained consistent during the six-month transition period ended January 31, 2020, compared to the six-month period ended January 31, 2019, and fiscal year ended July 31, 2019 compared to the fiscal year ended July 31, 2018, due to the fact that audit costs and legal fees also remained fairly consistent over those periods.

Bad Debt Expense

During the fiscal years ended January 31, 2021 and 2020, bad debt expenses were $0 and $179,396. There was no bad debt expense recorded during this year.

During the six months ended January 31, 2020 and 2019, bad debt expenses were $10,839 and $0, respectively. As of January 31, 2020, the Company had an accounts receivable of $10,839 from Globaltech Software Services LLC, a Company from which our CEO previously had an interest but does not have an interest as of this date. The amount was over one year past due, so the Company decided to record a bad debt expense for the total amount of $10,839.

During the years ended July 31, 2019 and 2018, bad debt expenses were $168,557 and $0, respectively. As of July 31 2019, the Company had an accounts receivable of $433,115 for Red Label Technology Pte Ltd. While management is confident that Red Label Technology will settle the debt, it has recorded a bad debt expense in the amount of $168,557.

Interest Expense

During the fiscal years ended January 31, 2021 and 2020, interest expenses were $11,852 and $63,583, respectively. The decrease of interest expense is mainly due to the decrease in the outstanding balance of notes payable.

During the six months ended January 31, 2020 and 2019, interest expenses were $26,227 and $7,994 respectively. The principal reason for the increase in the interest expense was that the Company issued a Promissory Note of $1,031,567 to Luxor on April 1, 2019. The interest rate for the Promissory Note was 6% per annum.

During the years ended July 31, 2019 and 2018, interest expenses were $45,350 and $162,041 respectively. The principal reason for the decrease in the interest expense was that the Company did not issue any convertible notes during this year, and therefore did not incur any interest expenses due to derivative liabilities.

Gain (loss) on derivative liability - note conversion feature

During the fiscal years ended January 31, 2021 and 2020, the loss on derivative liability was $0 and $3,182, respectively. The loss on derivative liability during last year was mainly due to the fair value change of derivative liabilities. The Company has settled all the derivative liabilities on January 31, 2020 and thus has no gains or losses on derivative liabilities this year.

During the six months ended January 31, 2020 and 2019, loss on derivative liability was $0 and $1,899, respectively. The decrease in the expense was mainly due to the settlement of the convertible notes and fair value change of derivative liabilities.

During the fiscal years ended July 31, 2019 and 2018, loss on derivative liability was $5,081 and $165,514, respectively. The decrease in the expense was mainly due to the settlement of the convertible notes.

Gain (loss) on extinguishment of debt

There was no gain or loss on extinguishment of debt for the fiscal years ended January 31, 2021 and 2020.

During the six months ended January 31, 2020 and 2019, loss on extinguishment of debt was $0 and $106. The loss was due to the settlement of convertible notes (Convertible Note #46) with LG Capital Funding, LLC.

Loss on extinguishment of debt was $106 for the fiscal year ended July 31, 2019 as compared to gain on extinguishment of debt of $129 for the fiscal year ended July 31, 2018.

Interest income

During the fiscal years ended January 31, 2021 and 2020, interest income was $1,611 and $26,779, respectively. The decrease in interest income is due to the decrease in the interest from the Wells Fargo bank.

During the six months ended January 31, 2020 and 2019, interest income was $18,659 and $0, respectively. The interest income was from interest on amounts held in the Company’s Wells Fargo Saving account which the Company opened in February 2019.

During the fiscal years ended July 31, 2019 and 2018, interest income was $8,120 and $0, respectively.

Foreign Exchange Gain (loss)

We had $8,996 of foreign exchange gain during the year ended January 31, 2021. The foreign exchange gain was due to the fluctuation of the Euro against the US dollar, and as a result of certain suppliers billing the Company in Euros.

Net Income (loss)

During the fiscal years ended January 31, 2021 and 2020, net income was $398,080 and $1,982,892, respectively. The decrease in net income is mainly due to the increase in the option amortization expenses, which increased by $1.4 million for the fiscal year ended January 31, 2021, compared to prior period.

During the six months ended January 31, 2020 and 2019, net income was $966,774 and $753,790. The increase in net income was due to the increase in revenues and the decrease in acquisition costs and costs of goods sold.

The Company had net income of $1,769,908 for the financial year ending July 31, 2019 and had a loss of $1,318,373 for the previous year ending July 31, 2018. The increase in net income was due to the increase in revenues and the decrease in acquisition costs, the decrease in interest expenses and the lower derivative expenses as stated above.

Liquidity and Capital Resources

	As of January 31,
	2021	2020
Cash and cash equivalents	$11,706,349	$1,856,505
Working capital	13,261,937	2,473,198
Shareholders’ equity	13,261,937	2,473,198

	Years Ended January 31		Six Months Ended January 31		Years Ended July 31
	2021	2020	2020	2019	2019	2018
		(unaudited)		(unaudited)
Cash provided by (used in) operating activities	$1,878,043	$1,599,319	$986,723	$839,338	$1,451,934	$302,716
Cash provided by (used in) investing activities	192	-	-	-	-	-
Cash provided by (used in) financing activities	7,971,610	(861,313)	(861,313)	(167,420)	(167,420)	118,698

The Company had $11,706,349 of cash on hand at January 31, 2021 and total assets of $13,814,547 (all of which were current assets). The Company had total working capital of $13,261,937 as of January 31, 2021. The Company had total liabilities (which were all current liabilities) of $552,610 as of January 31, 2021, which included $208,521 of accounts payable to related parties, $115,314 of consideration payable to Anthony Brian Goodman, the CEO of the Company, for the acquisition of Global Technology Group Pty Ltd, $78,913 of accounts payable and accrued liabilities, and $149,640 of customer deposits.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. We also plan to sell equity in connection with an underwritten offering pursuant to which we plan to uplist our common stock on The NASDAQ Capital Market, which offering may not be completed on favorable terms, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

See “Note 5 – Notes Payable”, for a description of outstanding notes payable; “Note 7 – Customer Deposits”, for a description of customer deposits; and “Note 8 – Related Party Transactions”, for a description of related party transactions, each included herein under “Item 8. Financial Statements and Supplementary Data.”

The Company generated cash from operating activities of $1,878,043, $1,599,319, $986,723, $839,338, $1,451,934 and $302,716 during the calendar years ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019 and during the fiscal years ended July 31, 2019 and 2018, respectively. Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Significant non-cash expenses for the period include stock-based compensation and imputed interest. The $1,878,043 cash generated during this year was due primarily to $398,080 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stock issued for services) which were $1,906,183 during the year ended January 31, 2021.

Net cash provided by investment activities was $192 for the year ended January 31, 2021. There was no cash provided by investing activities for the year ended January 31, 2020. The $192 of cash provided by investment activities during the 2021 fiscal year was due to the acquisition of Global Technology Group Pty Ltd. More details as discussed in “Note 6 – Asset Acquisition – Related Party” to the consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”.

Net cash provided by (used in) financing activities was $7,971,610, $(861,313), $(861,313), $(167,420), $(167,420) and $118,698 for the calendar years ended January 31, 2021, and 2020, the six months ended January 31, 2020 and 2019 and for the fiscal years ended July 31, 2019 and 2018, respectively. The $7,971,610 cash provided during this year was due primarily to the sales of equity securities in August 2020 and January 2021 through private placements and warrant exercises as discussed in “Note 9 – Equity” to the consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

There can be no assurance that we will successfully address such risks, expenses, and difficulties.

Off‑Balance Sheet Arrangements

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

See also the summary of accounting policies below under “Item 8. Financial Statements and Supplementary Data” under “Note 2 – Summary of Accounting Policies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

GOLDEN MATRIX GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

 Stockholders of Golden Matrix Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of January 31, 2021 and 2020, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended January 31, 2021, six-month transition period ended January 31, 2020, and each of the two years in the period ended July 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the year ended January 31, 2021, six-month transition period ended January 31, 2020, and each of the two years in the period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2 to the financial statements, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who is acting in the capacity as the principal in the sales transaction.

Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation of principal versus agent.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 30, 2021

GOLDEN MATRIX GROUP, INC
Consolidated Balance Sheets

	January 31,
	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$11,706,349	$1,856,505
Accounts receivable, net	1,040,410	791,340
Accounts receivable – related parties	656,805	1,058,874
Prepaid expenses	410,983	-
Total current assets	13,814,547	3,706,719
Total assets	$13,814,547	$3,706,719

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$78,913	$25,621
Accounts payable – related parties	208,521	660,682
Advances from shareholders	99	1,000
Accrued interest	123	41,964
Customer deposit	149,640	-
Consideration payable – related party	115,314	-
Settlement payable – related party	-	290,000
Convertible notes payable, net of discounts	-	30,000
Convertible notes payable, net- in default	-	10,000
Promissory note-related party	-	174,254
Total current Liabilities	552,610	1,233,521
Total liabilities	$552,610	$1,233,521

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 40,000,000 and 40,000,000 shares authorized; 22,741,665 and 18,968,792 shares issued and outstanding respectively	$227	$190
Additional paid-in capital	38,320,729	27,944,652
Stock payable	7,420	-
Stock payable – related party	7,420	-
Accumulated other comprehensive loss	(978)	(683)
Accumulated deficit	(25,072,881)	(25,470,961)
Total shareholders’ equity	13,261,937	2,473,198
Total liabilities and shareholders’ equity	$13,814,547	$3,706,719

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP. INC.
Consolidated Statements of Operations

	Year Ended	Six Months Ended	Years Ended July 31,
	January 31, 2021	January 31, 2020	2019	2018

Revenues-related party	$2,248,877	$1,087,816	$2,429,442	$915,804
Revenues	2,974,182	670,783	452,771	-
Cost of goods sold	(2,000,052)	(57,224)	(21,998)	(72,003)
Gross profit	3,223,007	1,701,375	2,860,215	843,801

Costs and expenses:
G&A expense	566,593	149,177	321,339	186,040
G&A expense- related party	2,050,440	540,073	406,490	338,209
Compensation expense - Acquisition cost - related party	-	-	90,873	1,242,812
Professional fees	159,091	26,944	60,631	67,687
Research and development expense	47,558	-	-	-
Bad debt expense	-	10,839	168,557	-
Total operating expenses	2,823,682	727,033	1,047,890	1,834,748
Gain (Loss) from operations	399,325	974,342	1,812,325	(990,947)

Other income (expense):
Interest expense	(11,852)	(26,227)	(45,350)	(162,041)
Interest Earned	1,611	18,659	8,120	-
Foreign exchange gain	8,996	-	-	-
Gain (Loss) on extinguishment of debt	-	-	(106)	129
Loss on derivative liability	-	-	(5,081)	(165,514)
Total other expense	(1,245)	(7,568)	(42,417)	(327,426)
Net income (Loss)	$398,080	$966,774	$1,769,908	$(1,318,373)

Net earnings (loss) per common share - basic	$0.02	$0.05	$0.09	$(0.17)
Net earnings (loss) per common share - diluted	$0.01	$0.03	$0.06	$(0.17)
Weighted average number of common shares outstanding - basic	19,953,819	18,968,792	18,764,007	7,729,719
Weighted average number of common shares outstanding - diluted	31,588,555	27,862,743	27,593,734	7,729,719

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Loss	Deficit	(Deficit)
Balance at July 31, 2017	1,000	$-	940,647	$9	$25,352,197	$1,600	-	$(683)	$(26,889,270)	$(1,536,147)
Issuance of shares for convertible notes conversion	-	-	6,974,976	70	536,935	(1,600)	-	-	-	535,405
Issuance of shares for convertible notes conversion – related party	-	-	1,666,667	17	299,983	-	-	-	-	300,000
Issuance of shares for subscription agreement	-	-	2,000,000	20	119,980	-	-			120,000
Issuance of shares for services	-	-	4,533,333	45	236,655	-	-	-	-	236,700
Issuance of shares for settlement of accounts payable –related party	-	-	1,370,409	14	119,986	-	-	-	-	120,000
Fair value of options/warrants issued for services	-	-	-	-	201,112	-	-	-	-	201,112
Net income	-	-	-	-	-	-	-	-	(1,318,373)	(1,318,373)
Balance at July 31, 2018	1,000	$-	17,486,032	$175	$26,866,848	-	-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for services	-	-	86,667	1	30,099	-	-	-	-	30,100
Issuance of shares for settlement of convertible note-related party	-	-	1,396,093	14	209,400	-	-	-	-	209,414
Issuance of shares for settlement of conversion note	-	-	-	-	5,311	-	-	-	-	5,311
Fair value of options/warrants issued for services	-	-	-	-	228,840	-	-	-	-	228,840
Imputed interest	-	-	-	-	16,440	-	-	-	-	16,440
Gain on extinguishment of debt-related party	-	-	-	-	114,618	-	-	-	-	114,618
Net income	-	-	-	-	-	-	-	-	1,769,908	1,769,908
Balance at July 31, 2019	1,000	$-	18,968,792	$190	$27,471,556	-	-	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	449,325	-	-	-	-	449,325
Settlement of derivative liability	-	-	-	-	15,000	-	-	-	-	15,000
Imputed interest	-	-	-	-	8,771	-	-	-	-	8,771
Net income	-	-	-	-	-	-	-	-	966,774	966,774
Balance at January 31, 2020	1,000	$-	18,968,792	$190	$27,944,652	-	-	$(683)	$(25,470,961)	$2,473,198
Shares issued for services	-	-	66,667	-	37,000	7,420	7,420	-	-	51,840
Shares issued for private placement	-	-	1,936,058	19	8,468,845	-	-	-	-	8,468,864
Shares issued on exercise of options	-	-	133,334	2	7,998	-	-	-	-	8,000
Shares issued on cashless exercise of options	-	-	1,633,175	16	(16)	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	1,906,183	-	-	-	-	1,906,183
Reverse split	-	-	3,639	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	9,776	-	-	-	-	9,776
Acquisition of GTG	-	-	-	-	(53,709)	-	-	-	-	(53,709)
Cumulative Translation adjustment	-	-	-	-	-	-	-	(295)	-	(295)
Net profit for the quarter	-	-	-	-	-	-	-	-	398,080	398,080
Balances January 31, 2021	1,000	$-	22,741,665	$227	$38,320,729	$7,420	$7,420	$(978)	$(25,072,881)	$13,261,937

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.
Consolidated Statements of Cash Flow

	Year Ended	Six Months Ended	Years Ended July 31,
	January 31, 2021	January 31, 2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$398,080	$966,774	$1,769,908	$(1,318,373)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized loss on derivative liabilities-note conversion feature	-	-	5,081	165,514
Fair value of stock option issued for services	275,780	57,224	21,998	49,200
Fair value of shares issued for services	51,840	-	30,100	201,112
Stock based compensation	1,630,403	392,101	206,842	107,300
Loss (Gain) on extinguishment of debt	-	-	106	(129)
Imputed Interest	9,776	8,771	16,440	-
Compensation expense-Acquisition-related parties	-	-	90,873	1,242,812
Penalty on convertible notes payable	-	2,000	8,600	11,800
Bad debt expense	-	10,839	168,557	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(249,070)	(526,782)	(423,110)	(10,005)
(Increase) decrease in accounts receivable – related parties	(512,627)	(60,316)	(647,109)	(299,788)
(Increase) decrease in prepaid expense	(349,765)	-	1,000	(1,000)
(Decrease) increase in accounts payable and accrued liabilities	557,943	(15,483)	26,713	(11,698)
(Decrease) increase in accounts payable – related parties	(42,116)	134,141	150,324	111,233
(Decrease) increase in customer deposit	149,640	-	-	-
(Decrease) increase in accrued interest	(41,841)	17,454	25,611	54,738
Net cash provided by operating activities	$1,878,043	$986,723	$1,451,934	$302,716

Cash flows from investing activities
Cash received from Investment in Global Technology Group Pty Ltd– related party	192	-	-	-
Net cash provided by investing activities	$192	$-	$-	$-

Cash flows from financing activities:
Proceeds from notes payable	-	-	-	38,000
Proceeds from sale of stock	8,468,864	-	-	120,000
Proceeds from option exercise	8,000	-	-	-
Repayments on shareholder loans – related party	(1,000)	-	-	-
Repayments on notes payable	(40,000)	-	-	-
Repayments on settlement payable	-	-	(17,420)	(39,302)
Repayments on settlement payable – related party	(290,000)	-	(150,000)	-
Repayments on promissory note – related party	(174,254)	(861,313)	-	-
Net cash provided by (used in) financing activities	$7,971,610	$(861,313)	$(167,420)	$118,698

Effect of exchange rate changes on cash	(1)	-	-	-

Net increase in cash and cash equivalents	9,849,844	125,410	1,284,514	421,414
Cash and cash equivalents at beginning of year	1,856,505	1,731,095	446,581	25,167
Cash and cash equivalents at end of year	$11,706,349	$1,856,505	$1,731,095	$446,581

Supplemental cash flows disclosures
Interest paid	$43,918	-	-	$3,419
Tax paid	-	-	-	-
Supplemental disclosure of cash flow information:
Settlement of derivative liability	$-	$15,000	$5,311	$160,440
Common stock issued for conversion of debt	$-	$-	$-	$674,961
Common stock issued for conversion of debt – related party	$-	$-	$209,414	$-
Debt discount from derivative liability	$-	$-	$3,300	$49,800
Settlement payable	$-	$-	$448,012	$47,919
Shares issued for settlement of accounts payable - related party	$-	$-	$-	$120,000
Extinguishment of contingent liability – related party	$-	$-	$1,031,567	$-
Gain on extinguishment of contingent liability – related party	$-	$-	$114,618	$-
Accounts payable settled with accounts receivable – related party	$914,696	$-	$-	$-
Cashless exercise of options	$16	$-	$-	$-

See accompanying notes to consolidated financial statement

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

On May 12, 2020, the Board of Directors approved a change in the Company’s fiscal year from July 31 to January 31, effectively immediately. Accordingly, in addition to financial statements as of and for the year ended January 31,2021, these financial statements contain six month transitional financial statements as of and for the period ending January 31, 2020.

Acquisition of GTG

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, the Company’s Chief Executive Officer and director, and the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (“GTG”). Under the terms of the Share Purchase Agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for a total of 85,000 GBP. Given that the entities were under common control, all of the transactions performed by GTG were done at the direction of Mr. Goodman, and substantially all of the fair value of gross assets acquired is concentrated in a group of similar identifiable assets, management determined that the assets acquired do not represent a business. Accordingly, the assets and liabilities of GTG have been recorded at their historical cost basis at the merger date, and are included in the Company’s consolidated financial statements. As of January 31, 2021, the consideration has not been paid.

Henceforth, all references to the “Company” shall mean and include Golden Matrix Group, Inc. and its subsidiary, following the closing of the Share Purchase Agreement.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”).

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Going Concern

In connection with the preparation of its financial statements for the fiscal years ended January 31, 2021 and 2020, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with the ASU 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicated the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and contemplates the continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As part of its evaluation, management assessed known events, trends, commitments, and uncertainties, which included the profitability of the Company and the cash flow generated by its operations, and the amount of capital recently and/or in the process of being raised.

Working capital at January 31, 2021 improved by $10,788,739 from the previous year.

As a result of the private placement and warrant exercise in August 2020 and January 2021, 1,936,058 shares of common stock were issued raising net proceeds received of $8,468,864.

For the fiscal year ending January 31, 2021, the Company had $11,706,349 in its operating bank accounts and the Company generated $1,878,043 cash provided by operations.

Based on its evaluation, management believes that it has completely mitigated the circumstance that led to a doubt with respect to the Company’s ability to continue as a going concern which existed at the time of the filing of the Company’s Transition Report on Form 10-KT for the transition period from August 1, 2019 to January 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Technology Group Pty Ltd. (after December 22, 2020). All intercompany transactions and balances have been eliminated.

Common Control Asset Acquisition

A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company, wholly owned by Mr. Goodman. Mr. Goodman is also a controlling party of the Company via his stock holding in Luxor Capital, which has a controlling vote of greater than 50%. As such the acquisition of GTG was a common control acquisition.

The accounting and reporting for a transaction between entities under common control is addressed in the “Transactions Between Entities Under Common Control” subsections of Accounting Standards Codification (ASC) 805-50. ASC 805-50 requires that the receiving entity recognize the net assets received at their historical carrying amounts.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of January 31, 2021 and 2020, the allowance for doubtful accounts was $168,557 and $179,396, respectively. During the year ended January 31, 2021, there was no bad debt expense recorded.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; and

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

Our financial instruments mainly include cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, customer deposits, consideration payable and advances from shareholder. The carrying values of these financial instruments approximate their fair value due to their short-term nature.

Share-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. Previously, the share-based payment arrangements with employees were accounted for under Accounting Standards Update (ASU) 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs in July 2019. Under ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date, and the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the fiscal year ended January 31, 2021, six months ended January 31, 2020, and fiscal years ended 2019 and 2018:

	Year Ended January 31, 2021	Six Months Ended January 31, 2020	For the Years Ended July 31,
	2019	2018	2019	2018

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$398,080	$966,774	$1,769,908	$(1,318,373)
Denominator:
Weighted average common shares outstanding	19,953,819	18,968,792	18,764,007	7,729,719

Basic earnings (loss) per common share	$0.02	$0.05	$0.09	$(0.17)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$398,080	$966,774	$1,769,908	$(1,318,373)
Denominator:
Weighted average common shares outstanding	19,953,819	18,968,792	18,764,007	7,729,719
Preferred shares	1,000	1,000	1,000	-
Warrants/Options	11,633,736	8,838,440	8,774,216	-
Convertible Debt	-	54,511	54,511	-
Adjusted weighted average common shares outstanding	31,588,555	27,862,743	27,593,734	7,729,719

Diluted earnings (loss) per common share	$0.01	$0.03	$0.06	$(0.17)

For the year ended July 31, 2018, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenues

The Company currently has two distinctive revenue streams: one is generated via usage of the Company’s software and the other is a royalty charged on the use of third party gaming content.

1. For the usage of the Company’s software, the Company charges gaming operators for the use of its unique IP and technology systems.

2. For the royalty charged on the use of third party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

According to Financial Accounting Standards Board (FASB) Topic 606, Revenue Recognition, our company recognizes revenues with the following steps:

Step 1: Identify the contract with a customer

Step 2: Identify the separate performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the separate performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For the usage of the Company’s software, the Company provides services to the counterparty which include licensing the use of its unique IP and technology systems. The counterparty pays consideration in exchange for those services which include a variable amount depending on the Software Usage. The Company only recognizes the revenue at the month end when the usage occurs and the revenue is based on the actual Software Usage of its customers.

For the royalty charged on the use of third party gaming content, the Company acts as a distributor of the third-party gaming content which is utilized by the client. The counterparty pays consideration in exchange for the gaming content utilized. The Company only recognizes the revenue at the month end when the usage of the gaming content occurs and the revenue is based on the actual usage of the gaming content.

Recently Issued Accounting Pronouncements

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

The Company adopted ASU 2018-07 in the 2019 fiscal year, and has adjusted the share-based compensation costs during that fiscal year. The Company's management believes the new standard can best represent the Company’s operating results. The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which totals $656,805.

NOTE 4 – PREPAID EXPENSES

The prepaid expenses mainly include credits from our supplier, retainer paid to our corporate attorney, prepaid national press releases, subscription of investor relation feeds, and a one-year Gaming License fee.

NOTE 5 – NOTES PAYABLE

Convertible Notes Payable

Convertible notes payable at January 31, 2021 and 2020 consisted of the following:

	January 31,
	2021	2020
Convertible Note #2	-	30,000
Convertible Note #59	-	10,000
Notes payable, principal	$-	$40,000

(a) Convertible Note #2

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

As of January 31, 2021, the principal balance of this note was $0.

(b) Convertible Note #59

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

On August 10, 2020, Mr. Istvan Elek’s attorney and the Company reached an agreement regarding the final payment to settle the convertible notes owed to Mr. Elek. The Company agreed to pay Mr. Istvan Elek $13,242 in total, including $10,000 of principal and $3,242 of accrued interest. On August 17, 2020, the Company made the payment to the designated bank account and the convertible note was settled.

                As of January 31, 2021, there was no outstanding balance on the note.Advance from Shareholders

During the year ended July 31, 2016, the Company received a loan of $1,000 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account. This loan has been fully repaid on January 26, 2021.

During the year ended January 31, 2021, the Company received a loan of $99 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account for its subsidiary in Australia. As of January 31, 2021, the balance of the loan was $99. The loan from the officer is due on demand, unsecured with no interest.

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

During the year ended January 31, 2021, the Company paid $290,000 to Luxor against the settlement payable. As of January 31, 2021, all the outstanding balance has been fully repaid. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

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

Pursuant to the Promissory Note, 20% of the total value was required to be paid on signing the agreement, 40% of the total value was required to be paid on October 1, 2019, and 40% of the total value including any accrued interest was required to be paid on April 1, 2020. The late payment fee would be $500 per month. For the year ended January 31, 2021, the Company paid $214,930 to Luxor against the Promissory Note Payable, including against the principal amount of $170,254, interest accrued of $40,676 and late fee payable of $4,000. As of January 31, 2021, there was no outstanding balance on this note.

NOTE 6 – ASSET ACQUISITION – RELATED PARTY

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, CEO of the Company and also the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (GTG). Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to GMGI for a total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG. The Company and Mr. Goodman have reached an agreement regarding the consideration payable in the amount of $115,314 USD (equivalent to 85,000 GBP). As of January 31, 2021, the consideration has not been paid.

As described more fully in Note 1, the assets and liabilities of GTG have been recorded at their historical cost basis at the merger date, and are included in the Company’s consolidated financial statements.

The assets acquired and liabilities assumed in the Share Purchase Agreement are as follows:

Purchase price:
85,000 GBP based on the exchange rate on January 19, 2021	$115,314

Assets acquired and liabilities assumed
Cash	192
Prepayments – Gaming License	61,513
Advance from shareholders	(100)
$61,605
Reduce in Additional Paid in Capital in GMGI	53,709
Consideration payable – related party	$115,314

NOTE 7 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s new customer participating in the Progressive Jackpot Games. The client will be required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of January 31, 2021, a total of $5,000 of customer deposits is from this source.

The other source of deposits is the payment from customers in advance of any usages of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of January 31, 2021, a total of $144,640 of customer deposits is from this source.

NOTE 8 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Luxor Capital, LLC

      On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor, which is wholly-owned by Anthony Brian Goodman, CEO of the Company, to acquire certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. Pursuant to the Asset Purchase Agreement, the asset was valued at $2,874,712. As consideration for the Gaming IP and the “know how”, 74 shares of Common Stock were issued to Luxor and its designated party and a Convertible Promissory Note was issued to Luxor. More details of the Convertible Promissory Note are covered in “Note 5 – Notes Payables” – “Settlement Payable – Related Party”. On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor to acquire the GM2 Asset and the related note, as discussed in greater detail above under “Note 5 - Notes Payables” - “Promissory Note Payable – Related Party”.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. During the twelve months ended January 31, 2021, the total consulting fee to Mr. Goodman was $67,894. As of January 31, 2021, the Company has paid off all the consulting fee to Mr. Goodman. As of January 31, 2021, the Company has $4,000 of prepaid compensation to Mr. Goodman, due to the overpayment to him.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. As of January 31, 2021, total wage payable to Mr. Goodman was $38,769 and the superannuation payable was $3,683.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase shares of common stock to Anthony Brian Goodman. More details of the options are covered in “Note 9 – Equity”.

Weiting ‘Cathy’ Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its then Chief Financial Officer, Weiting ‘Cathy’ Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 to Ms. Feng. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 to Ms. Feng. During the twelve months ended January 31, 2021, the total consulting fee to Ms. Feng was $67,894. As of January 31, 2021, the Company had $97,692 consulting fee payable to Ms. Feng.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. As of January 31, 2021, total wage payable to Ms. Feng was $32,308 and the superannuation payable was $3,069.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 16, 2019, the Company granted options to purchase shares of common stock to Weiting ‘Cathy’ Feng. More details of the options are covered in “Note 9 – Equity”.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and to grant Mr. McChesney options to purchase 100,000 shares of common stock in connection with his appointment. During the twelve months ended January 31, 2021, total consulting fee to Mr. McChesney was $18,000. As of January 31, 2021, the Company had no amount payable to Mr. McChesney. More details regarding the options are covered in “Note 9 – Equity”.

Murray G. Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith $2,000 per month payable in arears and to grant Mr. Smith options to purchase 100,000 shares of common stock in connection with his appointment. During the twelve months ended January 31, 2021, the consulting fee to Mr. Smith was $12,000. As of January 31, 2021, the Company had no amount payable to Mr. Smith. More details regarding the options are covered in “Note 9 – Equity”.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston $2,000 per month payable in arears and to grant Mr. Johnston options to purchase 100,000 shares of common stock in connection with his appointment. During the twelve months ended January 31, 2021, the total consulting fee to Mr. Johnston was $10,000. As of January 31, 2021, the Company had no amount payable to Mr. Johnston. More details regarding the options are covered in “Note 9 – Equity”.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building a Peer-to-Peer gaming system. The consultant will be paid $3,000 per month.

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the parties determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, we agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate)(which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recorded. Additionally, each of Mr. Goodman and Mr. Silver agreed to manage the project. We also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

(b)    Back Office Services:

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company. On January 1, 2018, the Company amended the Back Office Agreement, in which Articulate discontinued providing consulting services, however the term of the Back Office Agreement was to continue for an additional 12 months.

On December 1, 2018, the Company entered into an Amendment to Back Office Agreement with Articulate, pursuant to which the compensation payable thereunder increased from $2,300 per month to $5,500 per month.

On August 1, 2019, the Company entered into a Second Amendment to Back Office Agreement with Articulate. Based on the increased utilization of office space, increased use of utilities, and accounting resources, the parties agreed to increase the contribution from $5,500 per month to $11,000 per month.

(b) License Agreement:

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

For the twelve months ended January 31, 2021, revenues from Articulate were $2,248,877.

(c) Offset:

On October 31, 2020, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable. Before the offset, the Company had $410,045 accounts payable to Articulate and $1,456,326 of accounts receivable from Articulate. After the offset, the Company had no accounts payable to Articulate and $1,046,280 of accounts receivable from Articulate. On December 31, 2020, the Company, Articulate and Hopestar Technology Service Co., Ltd (“Hopestar”)(a customer of the Company) entered into an Agreement. Pursuant to the Agreement, Hopestar, which held certain credits which are issued to players who win slot game jackpots distributed by the Company (which are specific to Playtech, who the Company distributes gaming content for), agreed to reduce $500,000 of amounts owed by the Company to Hopestar, Articulate agreed to offer Hopestar $500,000 of gaming credits for alternative content (i.e., games distributed by companies other than Playtech), and Articulate agreed to reduce $500,000 of amounts owed by the Company to Articulate. As of January 31, 2021, the Company had $656,805 of accounts receivable from Articulate and $33,000 accounts payable to Articulate.

NOTE 9 – EQUITY

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

As of January 31, 2021, 19,999,000 Series A preferred shares and 1,000 Series B preferred shares of par value $0.00001 were designated, of which no Series A shares were issued and outstanding and 1,000 Series B shares were issued and outstanding.

Common Stock

On May 6, 2020, the Company issued 66,667 shares of Common Stock to James Caplan for services, in connection with an Addendum to Corporate Communication and Investor Relations Program entered into on March 20, 2020. The shares were recorded at their market value of $37,000.

On April 27, 2020, we filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State pursuant to which we affected a reverse stock split of our authorized and issued and outstanding common stock in a ratio of 1-for-150. As a result of such filing, our authorized shares of common stock decreased from 6 billion to 40 million and our issued and outstanding shares of common stock decreased in a ratio of 1-for-150. All fractional shares of common stock remaining after the reverse split were rounded up to the nearest whole share. Pursuant to Section 78.207(1) of the Nevada Revised Statutes (“NRS”), shareholder approval was not required for this transaction. The Certificate of Change was effective with the Financial Industry Regulatory Authority (FINRA) on June 26, 2020. The reverse stock split had no effect on the par value of the common stock. The number of authorized shares of Common Stock was reduced to 40,000,000. All issued and outstanding shares of Common Stock were reduced at a ratio of 1 share for every 150 shares of Common Stock outstanding. All fractional shares were rounded up to the next whole number. As a result, 3,639 shares of Common Stock were issued due to the rounding up of fractional shares.

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver (collectively, the “Partnership”). The Company agreed to issue 4,000 shares to the Partnership (2,000 to each of Brett Goodman and Jason Silver) as compensation for their service provided to assist the Company in developing a betting application. As a result, a $14,840 expense was recorded. The shares have not been issued as of January 31, 2021.

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

From November 23, 2020, to December 7, 2020 (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $6.80 per share, and on December 8, 2020, the Company provided notice to the holders of the Warrants that they had until January 7, 2021 to exercise such Warrants, or such Warrants would expire pursuant to their terms.

From December 9, 2020, to January 7, 2021, ten holders of Warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such Warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises the Company issued such Warrant holders an aggregate of 409,029 shares of restricted common stock.

On January 20, 2021, the Company sold an aggregate of 1,000,000 units to one investor, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $5.00 per unit. The units were sold pursuant to the entry into a subscription agreement with the investor (the “Subscription Agreement”). The Subscription Agreement provided the investor customary piggyback registration rights (for both the shares and the shares of common stock underlying the Warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the investor is eligible to sell the applicable securities under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Warrants have an exercise price of $6.00 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) January 14, 2023, and (b) the 30th day after the Company provides the holder of the Warrants notice that the closing sales price of the Company’s common stock has closed at or above $10.00 per share for a period of ten consecutive trading days. The Warrants include a beneficial ownership limitation, which limits the exercise of the Warrants held by the investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor). If the Warrants which were granted in connection with the offering were exercised in full, a maximum of 1,000,000 shares of common stock would be issuable upon exercise thereof. The relative fair value of the shares was $3,590,129 and the relative fair value of the warrants was $1,409,853 based on the amount of cash the Company received from the investors in total $4,999,982. The shares included in the Units purchased have been issued.

During the year ended January 31, 2021, nine consultants exercised their options. As a result, 1,766,509 shares were issued due to the exercise of options. More details regarding the options are discussed in “Stock Option Plan” Below.

As of January 31, 2021, 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 22,741,665 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(b) External Consultants:

On January 3, 2018, the Company granted stock options to nine external consultants, with each of them being granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants resigned, and their options were forfeited. During the financial year 2019, another two of the consultants resigned with one-third of their options vested and the remaining two-thirds of their options forfeited. Excepting the forfeited options, the fair value of the stock options above was $55,425 in total on the grant date. During the year ended January 31, 2021, 533,336 options were exercised:

•	On August 4, 2020, a consultant exercised 133,334 options to purchase shares of common stock in a cashless exercise pursuant to which 1,952 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 131,382 shares were issued.

•	On November 4, 2020, a consultant exercised options to purchase 133,334 shares of common stock for cash, pursuant to which $8,000 aggregate exercise price of the options was paid to the Company and 133,334 shares were issued.

•	On November 9, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 1,318 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 132,016 shares were issued.

•	On November 16, 2020, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 1,276 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 132,058 shares were issued.

During the year ended January 31, 2021, the amortization expense was $14,530, which was recorded as cost of goods sold. As of January 31, 2021, all the options for the six consultants were vested, 399,998 options were not exercised, and the unamortized balance was $0.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted options to purchase 1,400,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On September 1, 2020, the consultant exercised options to purchase 933,334 shares of common stock in a cashless exercise pursuant to which 9,257 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 924,077 shares were issued. During the year ended January 31, 2021, the amortization expense was $13,481, which was recorded as cost of goods sold. As of January 31, 2021, all the options were vested, 466,666 options were not exercised, and the unamortized balance was $0.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.12 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is January 31, 2022. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 184%. During the year ended January 31, 2021, the amortization expense was $7,397, which was recorded as cost of goods sold. As of January 31, 2021, 133,334 options were vested without being exercised, 66,666 options were not vested, and the unamortized balance was $3,641.On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.165 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, an exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 176%. On November 29, 2020, the consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 3,099 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,235 shares were issued. During the year ended January 31, 2021, the amortization expense was $11,810, which was recorded as cost of goods sold. As of January 31, 2021, 66,667 options were not vested, and the remaining unamortized balance was $4,930.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted options to purchase 100,000 shares of Common Stock of the Company at an exercise price of $0.33 per share with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, By Board resolution. The Company recorded a total of $46 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. During the year ended January 31, 2021, there was no amortization expense recorded as cost of goods sold. As of January 31, 2021, all the options were vested without being exercised, and there was no remaining unamortized balance.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted options to purchase 53,334 shares of Common Stock of the Company with an exercise price of $0.33 per share, with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, By Board resolution. The Company recorded a total of $25 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. During the year ended January 31, 2021, there was no amortization expense recorded as cost of goods sold. As of January 31, 2021, all the options were vested without being exercised, and there was no remaining unamortized balance.

On June 11, 2019, the Company granted stock options to two external consultants, Zhe Yan and Yukun Qiu. Each consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.48 per share, and a vesting period of three years, vesting 33% on each anniversary of the grant, for three years. The expiration date is December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48 per share, time to maturity of 3.5 years, and stock volatility of 130%. On September 1, 2020, one consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,290 shares were surrendered to pay for the aggregate exercise price of the options and 61,377 shares were issued. On November 16, 2020, another consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,104 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 61,563 shares were issued. During the year ended January 31, 2021, the amortization expense was $50,300 and was recorded as cost of goods sold. As of January 31, 2021, 266,666 options were not vested, and the remaining unamortized balance was $68,166.

On March 16, 2020, the Company granted stock options to an external consultant, Jiayi Wu. The consultant was granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 33% for the first two half year periods and 33% for the remaining one year. The expiration date is September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 2.5 years, and stock volatility of 88.16%. On September 17, 2020, the consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 6,200 shares were surrendered to pay for the aggregate exercise price of the options and 60,467 shares were issued. On October 2, 2020, the consultant terminated the consulting agreement with the Company. As such, the unvested options were all forfeited. During the year ended January 31, 2021, the amortization expense was $16,020 and was recorded as cost of goods sold. As of January 31, 2021, all the vested options were exercised and there were no unvested options and no remaining unamortized balance. On March 16, 2020, the Company granted stock options to two external consultants, James Young and Tamzin Cubells. Each consultant was granted options to purchase 100,000 shares of Common Stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88%. During the year ended January 31, 2021, the amortization expense was $25,569 and was recorded as cost of goods sold. As of January 31, 2021, none of the options were vested, and the remaining unamortized balance was $32,578.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted options to purchase 100,000 shares of Common Stock of the Company with an exercise price of $1.74 per share, with a vesting period of two and a half years, vesting 33% at the end of the first half year and 33% on each anniversary of the grant date, for the next two years. The expiration date is June 18, 2023. The fair value of each of the stock options was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. During the year ended January 31, 2021, one consultant resigned with one third of the options vested. During the year ended January 31, 2021, the amortization expense was $136,602 and was recorded as cost of goods sold. As of January 31, 2021, 166,670 options were vested, and the remaining unamortized balance was $187,324.

The cost of sales related to the options was $275,780 in total for the year ended January 31, 2021.

(b) Directors:

On January 3, 2018, the Company granted stock options to its Chief Executive Officer, Brian Anthony Goodman, to purchase 5,400,000 shares of Common Stock of the Company with an exercise price of $0.066, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018 based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. During the year ended January 31, 2021, there was no amortization expense recorded due to these options. As of January 31, 2020, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On January 3, 2018, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 1,400,000 shares of Common Stock of the Company with an exercise price of $0.06, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. During the year ended January 31, 2021, there was no amortization expense recorded due to these options. As of January 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer, Brian Anthony Goodman, to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,221,862 on September 19, 2019 based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 110%. During the year ended January 31, 2021, the amortization expense was $815,831, which was recorded as stock-based compensation included in G&A expense -related party. As of January 31, 2021, 1,800,000 options were vested without being exercised, 900,000 options were not vested, and the remaining unamortized balance was $102,659.On September 19, 2019, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 700,000 shares of Common Stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $328,855 on September 19, 2019 based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 110%. During the year ended January 31, 2021, the amortization expense was $219,575, which was recorded as stock-based compensation included in the G&A expense – related party. As of January 31, 2021, 466,667 options were vested without being exercised, 233,333 options were not vested, and the remaining unamortized balance was $27,630.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vest in three installments as follows: 50% on July 27, 2020, 25% on October 27, 2020 and 25% on January 27, 2021. The fair value of the stock options was $79,966 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 3.5 years, and stock volatility of 77%. During the year ended January 31, 2021, the amortization expense was $79,966, which was recorded as stock-based compensation including in G&A expense – related party. As of January 31, 2021, all the options were vested without being exercised, there was no remaining unamortized balance.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 and a vesting period of nine months. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020 and 25% on May 1, 2021. The fair value of the stock options was $252,350 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 3.5 years, and stock volatility of 107%. During the year ended January 31, 2021, the amortization expense was $189,611, which was recorded as stock-based compensation included in G&A expense – related party. As of January 31, 2021, 50,000 options were vested without being exercised, and the remaining unamortized balance was $62,739.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 and a vesting period of nine months. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020 and 25% on May 1, 2021. The fair value of the stock options was $433,096 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 3.44 years, and stock volatility of 106%. During the year ended January 31, 2021, the amortization expense was $325,420, which was recorded as stock-based compensation included in G&A expense – related party. As of January 31, 2021, 50,000 options were vested without being exercised, and the remaining unamortized balance was $107,676.

The stock-based compensation related to options was $1,630,403 in total for the year ended January 31, 2021.

NOTE 10 – INCOME TAXES

The U.S. corporate income tax rate was reduced to 21% as a result of the Tax Cuts and Jobs Act (TCJA). A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	January 31,	January 31,	July 31,	July 31,
	2021	2020	2019	2018
Operating loss (profit) for the periods ended	$(398,080)	$(966,774)	$(1,769,908)	$1,318,373
Average statutory tax rate	21%	21%	21%	34%
Deferred tax asset (liability) attributable to net operating loss carry-forwards	$(83,597)	$(203,023)	$(371,681)	$448,247

Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2021 and 2020, July 31, 2019 and 2018, after applying enacted corporate income tax rates, are as follows:

	January 31,	January 31,	July 31,	July 31,
	2021	2020	2019	2018
Deferred tax asset (liability) attributable to net operating loss carry-forwards	(83,597)	(203,023)	(371,681)	448,247
Less: valuation allowance	(1,425,240)	(1,628,262)	(1,999,943)	(2,789,756)
Tax benefit	1,341,643	1,425,240	1,628,262	3,238,003
Valuation allowance	(1,341,643)	(1,425,240)	(1,628,262)	(3,238,003)
Net deferred income tax assets	-	-	-	-

The Company has net operating losses carried forward of approximately $6,388,776 for tax purposes which may be recognized in future periods, not to exceed 20 years.

NOTE 11 - CONCENTRATIONS

At the present time, we are dependent on a limited number of customers for all of our business, revenue and results of operations, the most significant of which is a related party. The Company’s major revenues for the year ended January 31, 2021 were from three customers, one of which was Articulate Pty Ltd, a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. For the year ended January 31, 2021, the aggregate amount of revenues from the three customers were $4,979,909. Articulate Pty Ltd accounted for 43%; Red Label Technology Pte Ltd accounted for 11%; Hopestar Technology Service Co., Ltd accounted for 41%.

As of January 31, 2021, the net accounts receivable in total were $1,697,215 mainly from two customers: Articulate Pty Ltd accounted for 39% and Red Label Technology Pte Ltd accounted for 49%.

During the year ended January 31, 2021, total cash received from customers was $3,550,499. Articulate Pty Ltd accounted for 49% and Hopestar Technology Service Co., Ltd accounted for 33%.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

On July 31, 2020, the Company received a penalty in a total amount of $29,988 from the Office of the Nevada State Treasurer. The reason for the penalty was that the Company failed to report, pay and deliver the $30,000 unclaimed convertible note to the Unclaimed Property Division within the time prescribed by Nevada Revised Statute 120A.730. The Company was required to pay interest at a rate of 18 percent per annum on the $30,000 accrued from October 15, 2015 to June 15, 2020. An additional civil penalty of $200 for each day the report, payment or delivery is withheld or the duty is not performed is also applied, up to a maximum of $5,000. The Company applied for the extenuation of the penalty. Pursuant to the Office of State Treasurer’s requirement, in order to receive a waiver from accumulated penalties, the Company was required to apply for the Voluntary Disclosure Agreement Program. The Company subsequently adopted an Unclaimed Property Policy in November 2020, and applied for the Program. On January 20, 2021, the Company received the response from Unclaimed Property Division that the Company was accepted into the Program. Pursuant to a Voluntary Disclosure Agreement entered into with the Office of the State Treasurer Unclaimed Property Division of Nevada, the assessed penalty for the Company’s late filing on June 15, 2020 has been waived and the interest has been adjusted to the Wall Street Journal prime rate plus 2%. The total amount due was reduced to $7,288. On February 1, 2021, the Company submitted the final payment eliminating the penalty.

NOTE 13 - SUBSEQUENT EVENTS

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”).

As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. The purchase is also contingent on the Company entering into mutually acceptable consulting agreements with two principals of Gamefish.

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The Warrants have an exercise price of $5.50 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) March 22, 2023, and (b) the 20th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $11.00 per share for a period of ten consecutive trading days.

Effective on April 22, 2021, the Board of Directors appointed Mr. Omar Jimenez as the Chief Financial Officer and Chief Compliance Officer of the Company effective as of the same date. The Board of Directors also appointed Mr. Jimenez as the Principal Accounting/Financial Officer, effective following the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 (the “Annual Report Filing Date”). In connection with such appointment, Mr. Anthony Brian Goodman, the President, Chief Executive Officer, and member of the Board of Directors of the Company, will cease serving as the Principal Accounting/Financial Officer of the Company on the Annual Report Filing Date, provided that Mr. Goodman continues to serve as the Chief Executive Officer, President and Principal Executive Officer of the Company. Additionally, in connection with such appointment, Weiting ‘Cathy’ Feng, who served as Chief Financial Officer and director of the Company prior to Mr. Jimenez’s appointment, ceased serving as Chief Financial Officer, and will serve as Chief Operating Officer and director of the Company moving forward.

In connection with Mr. Jimenez’s appointment, the Company entered into a Consulting Agreement with Mr. Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company), to be granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vest on the six month anniversary of the entry into the Consulting Agreement, subject to Mr. Jimenez’s continued service to the Company, and have a term of two years. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options. The Consulting Agreement has customary assignment of invention and work for hire language, confidentiality and indemnification requirements and requires Mr. Jimenez to devote at least 20 hours per week to the Company, which may be increased from time to time with the mutual approval of Mr. Jimenez and the Chief Executive Officer of the Company.

The Consulting Agreement requires Mr. Jimenez to provide services to the Company as Chief Financial Officer and Chief Compliance Officer (CCO), as are customary for these positions in public corporations of similar size as the Company. As CCO, Mr. Jimenez is required to manage, review and supervise the Company’s regulatory compliance program, including the Company’s Corporate Disclosure Policy (discussed below), the internal audit program, and the Company’s compliance with various policies, procedures and codes of conduct of the Company in effect from time to time which apply to other employees and executive officers; and shall oversee the Company’s compliance with laws, regulatory requirements, policies, and procedures, including, but not limited to, its filings with the Securities and Exchange Commission and disclosures to The NASDAQ Capital Market.

On April 22, 2021, the Board of Directors adopted a Corporate Disclosure Policy, setting forth policies and procedures for the disclosure of material information about the Company, and authorizing the Chief Compliance Officer to take various actions in connection therewith.

Recent issuances of unregistered securities subsequent to our fiscal year ended January 31, 2021

On February 1, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 770 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($4,000) and 65,896 shares were issued on March 24, 2021.

On February 17, 2021, a consultant exercised options to purchase 66,666 shares of common stock for cash, pursuant to which the $4,010 aggregate exercise price of the options was paid to the Company and 66,666 shares were issued on March 24, 2021.

On February 18, 2021, a consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 2,832 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($16,000) and 130,502 shares were issued on March 24, 2021.

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The Warrants have an exercise price of $5.50 per share (and no cashless exercise rights), and are exercisable until the earlier of (a) March 22, 2023, and (b) the 20th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $11.00 per share for a period of ten consecutive trading days.

On March 24, 2021, the Company issued 2,000 shares of common stock to Brett Goodman, the son of the Company’s Chief Executive Officer, and 2,000 shares of restricted common stock to Jason Silver, pursuant to the terms of the August 10, 2020 Stock Purchase Agreement, for services provided.

On March 24, 2021, the Company issued 1,822 shares of common stock to a consultant for services provided.

On April 1, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 597 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($4,000) and 66,069 shares were issued.

On April 5, 2021, the Company issued 1,010 shares of restricted common stock to two consultants for services provided. Each consultant was issued 505 shares.

On April 5, 2021, a consultant exercised options to purchase 100,000 shares of common stock in a cashless exercise pursuant to which 5,077 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($33,000) and 94,923 shares were issued.

On April 5, 2021, a consultant exercised options to purchase 53,334 shares of common stock in a cashless exercise pursuant to which 2,708 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($17,600) and 50,626 shares were issued.

On April 7, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 572 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($4,000) and 66,094 shares were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer and principal financial/accounting officer) has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2021. Based upon such evaluation, the Chief Executive Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer (the principal executive officer and principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of January 31, 2021. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at January 31, 2021:

1.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

2.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company plans to add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company plans to develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.01 Entry into a Material Definitive Agreement.

Stock Purchase Agreement

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the parties determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, we agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate)(which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recorded. Additionally, each of Mr. Goodman and Mr. Silver agreed to manage the project. We also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

Hopestar Agreement

On December 31, 2020, the Company, Articulate and Hopestar Technology Service Co., Ltd (“Hopestar”)(a customer of the Company) entered into an Agreement. Pursuant to the Agreement, Hopestar, which held certain credits which are issued to players who win slot game jackpots distributed by the Company (which are specific to Playtech, who the Company distributes gaming content for), agreed to reduce $500,000 of amounts owed by the Company to Hopestar, Articulate agreed to offer Hopestar $500,000 of gaming credits for alternative content (i.e., games distributed by companies other than Playtech), and Articulate agreed to reduce $500,000 of amounts owed by the Company to Articulate. As of January 31, 2021, the Company had $656,805 of accounts receivable from Articulate and $33,000 of accounts payable to Articulate.

Because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable event described below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 5.02:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On the April 22, 2021, Ms. Feng’s employment agreement was amended. The amendment in connection with the change in Ms. Feng’s role with the Company, from Chief Financial Officer to Chief Operating Officer. All other terms of the agreement remained the same.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of April 29, 2021.

Name of Executive Officer/ Director	Age	Position	Date First Appointed as Director
Anthony Brian Goodman	62	President, Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer), Secretary, Treasurer, and Chairman of the Board of Directors	February 2016
Omar Jimenez	60	Chief Financial Officer and Chief Compliance Officer	—
Weiting ‘Cathy’ Feng	37	Chief Operating Officer and Director	February 2016
Thomas E. McChesney	74	Director	April 2020
Murray G. Smith	49	Director	August 2020
Aaron Richard Johnston	47	Director	August 2020

Our directors and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of shareholders) and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors. Any action required can be taken at any annual or special meeting of shareholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

The following is biographical information on the members of our Board of Directors:

Anthony Brian Goodman: Mr. Goodman was appointed as Chief Executive Officer and Chairman of the Board in February 2016. Mr. Goodman is also currently Managing Director of Articulate Pty Ltd. an Australian technology and customer support company which he founded in January 1990. Mr. Goodman has served as Chief Executive Officer and director of Elray Resources, Inc. (“Elray”), which runs an online casino, a company which was previously reporting with the SEC until April 2019, since February 23, 2011. Mr. Goodman is also the managing member of two Nevada domiciled limited liability companies, (1) Luxor Capital LLC (which managing member position he has held since October 2015; and (2) Goodman Capital Group LLC (“Goodman”), a company that owns a family property in New York City (which entity’s sole purpose is to hold title to such property). Mr. Goodman also serves as the managing director of Global Technology Group Pty Ltd, a position which he has held since September 2019. Prior to immigrating to Australia, Mr. Goodman lived in South Africa where he served as VP of marketing and sales at Allergan Pharmaceuticals in South Africa from January 1982 to February 1984 and owned and operated a successful group of retail drug stores under the brand name Daelite Pharmacy Group from February 1984 to January 1990.

Mr. Goodman is a qualified Pharmacist graduating from the University of Witwatersrand in Johannesburg South Africa in 1981 with a Bachelor of Pharmacy degree and subsequently re-qualifying as a Pharmacist in Australia in 1989.

In his more than 30 years of senior management and corporate roles, Mr. Goodman has established an international reputation for his expertise in this industry and has a wide network of senior executive contacts in the gaming industry as well as a keen insight into the development of the IT industry as a whole. He has experience in senior corporate planning. His roles have been entrepreneurial and include CEO and senior management positions in smaller organizations, which he founded or in which he held equity, as well as multinational organizations. He has a successful track record of implementing comprehensive business and project plans, meeting deadlines and expense forecasts as well as exceeding projections.

On September 30, 2016, the SEC instituted a cease-and-desist proceeding pursuant to Section 12C of the Exchange Act against Elray, in connection with an offer of settlement relating to an administrative proceeding previously brough against Elray. The administrative proceeding and settlement related to Elray’s sale of common stock in unregistered offering transactions in January 2014, from August 2014 to October 2014, and from January 2015 to February 2015, which financing transactions required Elray to issue a significant number of its shares of outstanding common stock and for which Elray failed to file Current Reports on Form 8-K pursuant to the requirements of Item 1.01 and Item 3.02 thereof, in violation of Section 13(a) of the Exchange Act and Rules 13a-11, 13a-13 and 12b-20 thereunder. The administrative order required Elray to pay civil penalties of $50,000 to the SEC, which were timely paid. The administrative order and settlement only related to Elray and did not relate to, or implicate, Mr. Goodman (who serves as Chief Executive Officer and director of Elray) or Ms. Feng (who served, and continues to serve, as a director of Elray).

Omar Jimenez: Mr. Jimenez has served as our Chief Financial Officer and Chief Compliance Officer since April 2021. Since April 2020, Mr. Jimenez has also served as Chief Financial Officer and Chief Operating Officer of Alfadan, Inc. a pre-startup that will provide a series of marine specific engines ranging from 450 horsepower (HP) to 1,050 HP when the research and development on such engines is completed. From September 2016 to January 2020 and from January 2016 to January 2020, Mr. Jimenez served as Treasurer and Secretary and Chief Financial Officer and Chief Operating Officer, respectively, of Monaker Group, Inc. (MKGI:NASDAQ), a travel services company. Mr. Jimenez also served as a member of the Board of Directors of Monaker Group, Inc. from January 2017 to August 2019. Mr. Jimenez has held a variety of senior financial management positions during his career. From May 2009 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from June 2004 to May 2009 he served as President and Chief Financial Officer at American Leisure Holdings, Inc. (AMLH:OTC & ALG:AIM), focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

Weiting ‘Cathy’ Feng: Ms. Feng was appointed as Chief Financial Officer in February 2016, and served in such role until April 2021, when she was appointed as Chief Operating Officer of the Company. Ms. Feng has also been the director of Etrader Enterprise Pty Ltd, an Australian technology consulting company, since January 2014. Ms. Feng has served as a member of the Board of Directors of Elray since April 2015. She has been working in the financial area for more than ten years. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as significant experience in dealing with compliance and regulations with particular respect to the SEC and FINRA. Ms. Feng has the ability to maintain accurate financial management systems and processes, and analyze and present financial related information to facilitate the business decisions to grow business and resolve complex problems. Ms. Feng obtained a Bachelor of Science degree from Fundan University in Shanghai, China and a Master of Commerce degree from the University of Sydney in Sydney, Australia.

Thomas E. McChesney: Mr. McChesney has extensive financial and entrepreneurial experience as an executive and board member in the financial services industry. He served as lead independent director of VidBid, Inc., an early-stage technology-driven company helping contractors and home owners find each other in a more efficient manner, from April 2020 to February 2021. From 1995 through March 2016, he served as a Director of TrueBlue Inc., a $2.3B revenue NYSE-listed enterprise (TBI), and is the former Chair of its Compensation Committee and former member of its Audit Committee.

Mr. McChesney served as Senior Vice President and Syndicate Manager at Paulson Investment Company (“Paulson”) and was later appointed President of Paulson. He had joined Paulson in 1980 and left in 1995 to join Blackwell Donaldson Company, where he served as Director of Investment Banking from 1998 to 2005. He also served as a director of Nations Express Incorporated from 2004 to 2009.

Murray G. Smith: Mr. Smith is a licensed Certified Public Accountant in the State of Oregon, with over twenty-seven years’ accounting and finance leadership experience. Mr. Smith is also a Certified Fraud Examiner. Mr. Smith has operated his own consulting practice focusing on financial process improvement, client training to perform accounting procedures, Sarbanes-Oxley compliance and internal audit outsourcing, MGS Consulting, LLC, since March 2008. Since June 2020, Mr. Smith has also served as President and Founder of Complete Freedom Beverage, LLC d/b/a Cascadia Can Company, an Aluminum can brokering and mobile canning service company. Mr. Smith served as the Divisional Chief Financial Officer and corporate controller of Craft Canning + Bottling, LLC, a wholly-owned subsidiary of Eastside Distilling, Inc. (NASDAQ:EAST), a NASDAQ company, from October 2016 to September 2020. From February 2018 to March 2019, Mr. Smith served as Chief Financial Officer of Genesis Financial, Inc. (an OTC listed company) in the financial technology space. He also served as the Chief Financial Officer for Jewett-Cameron Trading Company, Ltd. (NASDAQ:JCTCF), a NASDAQ company, from September 2009 to June 2015. Mr. Smith previously served as the Chief Financial Officer for Paulson Capital Corp. (NASDAQ:PLCC), a NASDAQ company, from 2006-2014 where he co-led a reverse merger transaction of the parent company, while navigating the regulatory hurdles of the SEC, NASDAQ & FINRA in simultaneously spinning out the Broker-Dealer subsidiary to a new ownership group and creating a $10 Million liquidating trust. Mr. Smith’s other previous employers have included positions with Intel Corporation (Accounting Management), Arthur Andersen (CPA and Consulting Services) and Allegheny Teledyne, Inc. (Internal Audit). He is a graduate of the University of Washington, with a Bachelor of Arts degree awarded in 1993 in Business Administration with a concentration in Accounting. Mr. Smith also previously held the following FINRA Licenses: Series 7, 27 and 66.

Aaron Richard Johnston: Mr. Johnston has held senior executive-level positions for the past 20 years with major online gambling companies. He currently serves as a Director of sports betting operator Asian BGE (Isle of Man) Limited, which operates under licenses held in the United Kingdom and Ireland, which position he has held since August 2014. In addition, he currently serves as an advisor to a number of sports betting and gaming businesses within the online gambling sector. Mr. Johnston previously served as Director of International Operations for London-based William Hill plc, a major online and land-based gaming operator. He was also Managing Director of Virtue Fusion Limited, a subsidiary of Playtech plc, the leading gambling software and services business. Prior to serving as the Managing Director of Virtue Fusion Limited, he served as Commercial Director for Playtech plc and was instrumental in its growth during this period. Mr. Johnston currently holds remote gaming licenses for the United Kingdom and Ireland, and has a personal management license with the United Kingdom Gambling Commission. He received his Bachelor of Commerce in Economics from the University of Canterbury, in Christchurch, New Zealand.

Corporate Governance

Family Relationships amongst Directors and Officers

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors has been involved in any of the following events during the past ten years: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Anthony Brian Goodman (1)
Weiting (Cathy) Feng
Thomas E. McChesney	☒	M	C	C
Murray G. Smith	☒	C	M	M
Aaron Richard Johnston	☒	M

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Audit Committee

The Audit Committee, which is comprised exclusively of independent directors, has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Smith is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Smith has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical above.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Audit Committee was formed on August 13, 2020.

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

The Compensation Committee was formed on August 13, 2020.

Nominating and Governance Committee

The Nominating and Governance Committee, which is comprised exclusively of independent directors, is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our shareholders’ interests and creating and enhancing value for our shareholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent shareholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, shareholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Committee will consider candidates recommended by shareholders, provided the names of such persons, accompanied by relevant biographical information, and other information as required by the Company’s Bylaws, are properly submitted in writing to the Secretary of the Company in accordance with the Bylaws and applicable law. The Secretary will send properly submitted shareholder recommendations to the Committee. Individuals recommended by shareholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by shareholders without accompanying biographical information, if submitted in writing to the Secretary.

The Nominating and Governance Committee was formed on August 13, 2020.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s shareholders. Our current leadership structure is comprised of a combined Chairman of the Board and Chief Executive Officer (“CEO”), Mr. Goodman. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Goodman possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, particularly during periods of turbulent economic and industry conditions. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

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

Board of Directors Meetings

During the fiscal year ended January 31, 2021, the Board held four formal meetings of the Board, and took various actions via the unanimous written consents of the Board. All members of the Board of Directors attended at least 75 percent of the aggregate of (i) the total number of meetings of the Board of Directors held during the year ended January 31, 2021; and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the year ended January 31, 2021.

Shareholder Communications with the Board

In connection with all other matters other than the nomination of members of our Board of Directors (as described above), our shareholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Secretary, 3651 Lindell Road, Suite D131, Las Vegas, Nevada 89103, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the Board of Directors, the communication will be forwarded to a Board member to bring to the attention of the Board.

Significant Employees and Consultants

We have two employees (our Chief Executive Officer and Chief Operating Officer). We do not intend any material change in the number of employees over the next 12 months. We are conducting and intend to conduct our business largely through professionals and consultants on an as needed contract basis.

Potential Conflicts of Interest

Although Mr. Goodman and Ms. Feng work with other technology companies, and we do not have written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Goodman and Ms. Feng, we do adhere to requirements that any deemed conflict is discussed at Board of Director meetings and with the Company’s legal counsel.

Code of Business Conduct and Ethics

On August 13, 2020, the Company’s Board of Directors adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics applies to all officers, directors and employees and includes compliance and reporting requirements, procedures for conflicts of interest, public disclosures, requirements for the compliance with laws, rules and regulations and requirements relating to employment practices, duties relating to corporate opportunities, confidentiality, fair dealing, and the use of Company assets.

We intend to disclose any amendments or future amendments to our Code of Business Conduct and Ethics and any waivers with respect to our Code of Business Conduct and Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our corporate website within four business days after the amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Business Conduct and Ethics to any such officers or employees to date.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company’s shareholders have not yet voted on say-on-pay matters and the Company anticipates proposing a ratification of the prior year’s compensation of executives, as well as the frequency of future votes on executive compensation, at the next meeting of shareholders of the Company which the Company holds.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors.

Notwithstanding the above, the Board of Directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with the listing standards of the various exchanges for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Thomas E. McChesney, Mr. Murray G. Smith and Mr. Aaron Richard Johnston are independent.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the “Beneficial Ownership Table” in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, all Named Executive Officers (defined below in “Item 11. Executive Compensation”) and directors are beneficial owners of stock of the Company.

Policy Against Hedging

The Company recognizes that hedging against losses in Company shares may disturb the alignment between shareholders and executives that equity awards are intended to build. Accordingly, the Company discourages short sales of Company stock and any trading in derivatives (such as put and call options) that relate to Company securities by the Company’s officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership in our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during 2020 were timely made, except that Thomas McChesney, our director, inadvertently failed to timely file a Form 3 in connection with his appointment as a member of the Board of Directors and a Form 4 disclosing certain sales of common stock, and as a result 13 transactions were not timely disclosed and one Form 4 was not timely filed; Murray Smith, , our director, inadvertently failed to timely file a Form 3 in connection with his appointment as a member of the Board of Directors; and Aaron Johnston, our director, inadvertently failed to timely file a Form 3 in connection with his appointment as a member of the Board of Directors.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended January 31, 2021, the six-month transition period ended January 31, 2020, and the fiscal year ended July 31, 2019. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the fiscal year ended January 31, 2021, the six-month transition period ended January 31, 2020, and the fiscal year ended July 31, 2019 (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#	All Other Compensation ($)		Total ($)

Anthony B. Goodman,	2021	106,663	—	—	—	3,683	(2)	110,346
CEO and President	2020-T(1)	40,986	—	—	1,236,381	—		1,277,367
	2019	73,224	—	—	—	—		73,224

Weiting ‘Cathy’ Feng	2021	100,202	—	—	—	3,069	(3)	103,271
CFO and Director	2020-T(1)	40,986	—	—	332,446	—		373,432
	2019	73,224	—	—	—	—		73,224

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

(1) Refers to the transition period from August 1, 2019 to January 31, 2020.

(2) On October 26, 2020, the Company entered into an Employment Agreement with Mr. Goodman, the Company’s CEO and Director. Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. During the twelve months ended January 31, 2021, the total consulting fee to Mr. Goodman was $67,894. As of January 31, 2021, the Company has paid off all the consulting fee to Mr. Goodman. As of January 31, 2021, the Company has $4,000 in accounts receivable from Mr. Goodman due to the overpayment to him. As of January 31, 2021, total wage payable to Mr. Goodman was $38,769 and the superannuation payable was $3,683.

(3) On October 26, 2020, the Company entered into an Employment Agreement with Ms. Feng, the Company’s CFO and Director. Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. During the twelve months ended January 31, 2021, the total consulting fee to Ms. Feng was $67,894. As of January 31, 2021, the Company had $97,692 consulting fee payable to Ms. Feng. As of January 31, 2021, total wage payable to Ms. Feng was $32,308 and the superannuation payable was $3,069.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options held by the Company’s executive officers at January 31, 2021.

Name	Option awards*
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)		(d)	(e)	(f)
Anthony B. Goodman	5,400,000	—		—	0.066	June 30, 2021
Anthony B. Goodman	1,800,000	900,000	(1)	—	0.9075	September 18, 2021
Weiting ‘Cathy’ Feng	1,400,000	—		—	0.06	June 30, 2021
Weiting ‘Cathy’ Feng	466,667	233,333	(2)	—	0.825	September 18, 2021

(1) The portion of the option vested on March 18, 2021.

(2) The portion of the option vested on March 18, 2021.

*There were no stock awards outstanding as of January 31, 2021.

Employment and Consulting Agreements

Employment Agreement with Mr. Anthony Brian Goodman

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman, the Company’s Chief Executive Officer and director.

The agreement, which provides for Mr. Goodman to serve as the Chief Executive Officer of the Company, was effective October 26, 2020, and remains in effect until October 26, 2023, unless terminated earlier pursuant to its terms, provided that the term of the agreement continues year-to-year thereafter unless either party provides notice to the other of its intent not to renew the agreement at least three months prior to the end of the initial term or any renewal term. Notwithstanding the above, the agreement may be terminated at any time by either party with or without cause. The agreement does not restrict Mr. Goodman’s ability to provide services to Luxor or Articulate.

Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation (an employee funded pension required by the Government of Australia), which is currently equal to 9.5% of Mr. Goodman’s salary, and pursuant to Australian law is to increase by 0.5% per year, beginning June 30, 2021, until it reaches 12% in 2025 (the “Superannuation”), payable every two weeks. Mr. Goodman’s salary may be increased every 12 months by the Compensation Committee of the Board of Directors in connection with increases in the cost of living, the responsibilities of Mr. Goodman and/or his performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Mr. Goodman and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or the form of options in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).

Pursuant to the agreement, Mr. Goodman is eligible to participate in all benefit programs offered by the Company to its senior executives. Mr. Goodman is entitled to holidays and annual leave in conformity with Australian law, along with seven additional days of leave pursuant to the terms of the agreement and up to 14 days per year of sick leave.

The agreement contains standard confidentiality and indemnification requirements. The agreement prohibits Mr. Goodman from competing against the Company in connection with the business of marketing of gaming intellectual property, tool bar technology, adware and ad serving products, in the United States, for a period of one year from the date of termination of the agreement.

The agreement may be terminated by the Company (a) with not less than 2 weeks’ notice to Mr. Goodman of him being adjudicated disabled due to illness or accident; or (b) immediately if he (i) commits any act which may detrimentally affect the Company or its related companies, including any act of dishonesty, fraud, willful disobedience, misconduct or breach of duty; (ii) breaches any terms of the non-compete; (iii) materially breaches the Employment Agreement, and fails to cure such breach within 14 days after notice thereof is provided to Mr. Goodman; or (iv) is of unsound mind. Mr. Goodman may terminate the agreement immediately if (a) the Company has gone into bankruptcy; or (b) any amount owed to him under the agreement is not paid within two months after notice of such non-payment is provided to the Company. Additionally, if Mr. Goodman is involuntarily terminated, any unvested options vest immediately and are exercisable until the later of the original termination date thereof and 24 months after such termination date.

In the event the Company terminates the agreement other than for cause (defined as his gross negligence or willful misconduct which has a material adverse effect on the Company or his ability to perform his duties under the agreement), Mr. Goodman is due a severance payment equal to twelve months of salary, which is payable in a lump sum ten business days following the effective date of termination.

Employment Agreement with Ms. Weiting ‘Cathy’ Feng

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng, the Company’s former Chief Financial Officer, and current Chief Operating Officer and director.  On April 22, 2021, Ms. Feng was replaced as Chief Financial Officer by Mr. Jimenez, and was appointed as Chief Operating Officer of the Company.

The agreement, which provides for Ms. Feng to serve as the Chief Financial Officer, a role Ms. Feng served until April 22, 2021, when she was appointed Chief Operating Officer of the Company, was effective October 26, 2020, and remains in effect until October 26, 2021, unless terminated earlier pursuant to its terms, provided that the term of the agreement continues year-to-year thereafter unless either party provides notice to the other of its intent not to renew the agreement at least three months prior to the end of the initial term or any renewal term. Notwithstanding the above, the agreement may be terminated at any time by either party with or without cause. The agreement does not restrict Ms. Feng’s ability to provide services to Etrader Pty Ltd or Articulate Pty Ltd.

Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a Superannuation, payable every two weeks. Ms. Feng’s salary may be increased every 12 months by the Compensation Committee of the Board of Directors in connection with increases in the cost of living, the responsibilities of Ms. Feng and/or her performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Ms. Feng and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Ms. Feng bonuses from time to time in its discretion, in cash, stock or the form of options in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).

Pursuant to the agreement, Ms. Feng is eligible to participate in all benefit programs offered by the Company to its senior executives. Ms. Feng is entitled to holidays and annual leave in conformity with Australian law, along with seven additional days of leave pursuant to the terms of the agreement and up to 14 days per year of sick leave.

The agreement contains standard confidentiality and indemnification requirements. The agreement prohibits Ms. Feng from competing against the Company in connection with the business of marketing of gaming intellectual property, tool bar technology, adware and ad serving products, in the United States, for a period of one year from the date of termination of the agreement.

The agreement may be terminated by the Company (a) with not less than 2 weeks’ notice to Ms. Feng of when she is adjudicated disabled due to illness or accident; or (b) immediately if she (i) commits any act which may detrimentally affect the Company or its related companies, including any act of dishonesty, fraud, willful disobedience, misconduct or breach of duty; (ii) breaches any terms of the non-compete; (iii) materially breaches the Employment Agreement, and fails to cure such breach within 14 days after notice thereof is provided to Ms. Feng; or (iv) is of unsound mind. Ms. Feng may terminate the agreement immediately if (a) the Company has gone into bankruptcy; or (b) any amount owed to her under the agreement is not paid within two months after notice of such non-payment is provided to the Company.

In the event the Company terminates the agreement other than for cause (defined as her gross negligence or willful misconduct which has a material adverse effect on the Company or her ability to perform her duties under the agreement), Ms. Feng is due a severance payment equal to six months of salary, which is payable as if Ms. Feng remained employed by the Company for such six-month period.

On the April 22, 2021, Ms. Feng’s employment agreement was amended. The amendment in connection with the change in Ms. Feng’s role with the Company, from Chief Financial Officer to Chief Operating Officer. All other terms of the agreement remained the same.

Consulting Agreement with Mr. Omar Jimenez

                On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company), to be granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vest on the six month anniversary of the entry into the Consulting Agreement, subject to Mr. Jimenez’s continued service to the Company, and have a term of two years. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options.

                The Consulting Agreement has customary assignment of invention and work for hire language, confidentiality and indemnification requirements and requires Mr. Jimenez to devote at least 20 hours per week to the Company, which may be increased from time to time with the mutual approval of Mr. Jimenez and the Chief Executive Officer of the Company.

                The Consulting Agreement requires Mr. Jimenez to provide services to the Company as Chief Financial Officer and Chief Compliance Officer (COO), as are customary for these positions in public corporations of similar size as the Company. As CCO, Mr. Jimenez is required to manage, review and supervise the Company’s regulatory compliance program, including the Company’s Corporate Disclosure Policy, the internal audit program, and the Company’s compliance with various policies, procedures and codes of conduct of the Company in effect from time to time which apply to other employees and executive officers; and shall oversee the Company’s compliance with laws, regulatory requirements, policies, and procedures, including, but not limited to, its filings with the Securities and Exchange Commission and disclosures to The NASDAQ Capital Market.

Prior Consulting Agreements

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, Mr. Goodman agreed to provide services to the Company as Chief Executive Officer for a period of 24 months, automatically renewable for additional one-year periods thereafter unless terminated by either party at least 60 days prior to such renewal date. Mr. Goodman’s salary under the agreement is $4,500 per month, which may increase by a minimum of 10% on each anniversary of the date of the agreement in the discretion of the Board of Directors. The Board of Directors may also grant Mr. Goodman bonuses from time to time in its discretion. The Company may terminate Mr. Goodman’s engagement under the agreement at any time with or without cause, and Mr. Goodman may resign for good reason (defined in the agreement) or without good reason. “Cause” under the agreement includes conviction of Mr. Goodman or a plea of nolo contendere to any felony or crime of dishonesty or moral turpitude, Mr. Goodman engaging in any act of dishonesty, a material breach by Mr. Goodman of a written policy of the Company and any other willful misconduct by Mr. Goodman. Good reason under the agreement includes a reduction in salary or benefits, a breach by the Company of any material term of the agreement and removal from the position of Chief Executive Officer, among other things, and where applicable, subject to cure rights. Upon termination of Mr. Goodman’s service under the agreement he agreed to resign as a member of the Board of Directors. The agreement includes a non-competition provision, assignment of inventions provisions and confidentiality requirements.

As of January 31, 2021, the Company had no outstanding accounts payable to Mr. Goodman under the terms of the agreement.

On February 22, 2016, the Company entered into a Consulting Service Agreement with its then Chief Financial Officer, Weiting ‘Cathy’ Feng. Pursuant to the Agreement, Ms. Feng agreed to provide services to the Company as Chief Financial Officer for a period of 24 months, automatically renewable for additional one-year periods thereafter unless terminated by either party at least 60 days prior to such renewal date. Ms. Feng’s salary under the agreement is $4,500 per month, which may increase by a minimum of 10% on each anniversary of the date of the agreement in the discretion of the Board of Directors. The Board of Directors may also grant Ms. Feng bonuses from time to time in its discretion. The Company may terminate Ms. Feng’s engagement under the agreement at any time with or without cause, and Ms. Feng may resign for good reason (defined in the agreement) or without good reason. “Cause” under the agreement includes conviction of Ms. Feng or a plea of nolo contendere to any felony or crime of dishonesty or moral turpitude, Ms. Feng engaging in any act of dishonesty, a material breach by Ms. Feng of a written policy of the Company and any other willful misconduct by Ms. Feng. Good reason under the agreement includes a reduction in salary or benefits, a breach by the Company of any material term of the agreement and removal from the position of Chief Financial Officer, among other things, and where applicable, subject to cure rights. Upon termination of Ms. Feng’s service under the agreement she agreed to resign as a member of the Board of Directors. The agreement includes a non-competition provision, assignment of inventions provisions and confidentiality requirements.

As of January 31, 2021, the Company had a $97,692 payable to Ms. Feng under the agreement.

Each of the Consulting Service Agreements above were superseded and replaced by the entry into the Employment Agreements with each of Mr. Goodman and Ms. Feng as discussed in greater detail above under Employment Agreements.

Equity Compensation Plans

The Company has a 2018 Equity Incentive Plan, which provides for the grant of up to 33,333,333 shares of common stock as awards under the plan to eligible persons in consideration for services rendered to the Company. As of the date of this Report an aggregate of 18,642,716 shares remain available for awards under the 2018 Equity Incentive Plan.

Director Compensation

We grant our Board members options from time to time as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the year ended January 31, 2021:

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Thomas E. McChesney	$18,000	$79,966	$—	$97,966
Murray G. Smith	$12,000	$252,350	$—	$264,350
Aaron Richard Johnston	$10,000	$433,096	$—	$443,096

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Stock Awards, Non-Equity Incentive Plan Compensation, Change in Pension Value and Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Directors receive $2,000 per month in consideration for their services on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 29, 2021 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation”, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 23,289,273 shares of our common stock outstanding as of the Date of Determination.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 580 Peterson Lane, Suite D131, Las Vegas, Nevada 89103.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned	Series B Voting Preferred Stock Beneficially Owned (1)		Percent of Series B Voting Preferred Stock Beneficially Owned	Total Voting Shares (2)	Percent of Total Voting Shares
Named Executive Officers and Directors:
Anthony B. Goodman (3)	16,255,688		51.8%	1,000	(4)	100%	93,165,247,688	99.984%
Omar Jimenez	25,000	(5)	* %	—		—%	—	—%
Weiting ‘Cathy’ Feng	2,785,205	(6)	11.0%	—		—%	685,205	* %
Thomas E. McChesney	251,173	(7)	1.1%	—		—%	151,173	* %
Murray G. Smith	100,000	(8)	* %	—		—%	—	—%
Aaron Richard Johnston	100,000	(8)	* %	—		—%	—	—%
All directors and executive officers as a group (seven persons)	19,517,066		57.7%	1,000		100%	93,166,084,066	99.985%

Greater Than 5% Shareholders:
None.

* Under 1%.

(1)

On August 10, 2015, the Company’s Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock. The holder of the shares of the Series B Voting Preferred Stock has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock is equal to and counted as four times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

(2)

Based on 93,164,562,483 total voting shares, including 23,289,273 shares voted by the common stock and 93,157,092,000 shares voted by the Series B Voting Preferred Stock. Includes 7,470,483 shares of common stock and 1,000 shares of Series B Voting Preferred Stock held by Luxor Capital, LLC, which Mr. Goodman serves as President of, owns and controls, and is deemed to beneficially own.

(3)

Ownership includes 685,205 shares of common stock individually and 7,470,483 shares of common stock and 1,000 shares of Series B Voting Preferred Stock beneficially owned by Luxor Capital, LLC, which entity, and shares, Mr. Goodman is deemed to beneficially own. Also includes 8,100,000 shares which may be purchased by Mr. Goodman pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(4)	Shares are held in the name of Luxor but beneficially owned by Mr. Goodman.

(5)	Includes 25,000 shares which may be purchased by Mr. Jimenez pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(6)	Includes 2,100,000 shares which may be purchased by Ms. Feng pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(7)

Includes options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.795 per share, which have vested, or which vest to the individual within 60 days of the Date of Determination.

(8)

Represents options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share, which have vested, or which vest to the individual within 60 days of the Date of Determination.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of January 31, 2021 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	12,686,664	$0.41	18,846,664
Equity compensation plans not approved by security holders	-	-	-
Total	12,686,664	$0.41	18,846,664

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2019, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for January 31, 2021 and 2020, and in which any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer, Anthony Brian Goodman. The Company purchased a certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 74 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 60 shares were issued to Luxor Capital, LLC.

On March 1, 2016, the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matured on March 1, 2017.

On September 10, 2018, the Company entered into a Settlement Agreement with Luxor whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414, by converting $209,414 into common stock at a conversion price of $0.15 per share, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on September 10, 2019 and September 10, 2020. No discount was recorded for the settlement amount. On September 10, 2018, 1,396,094 shares of common stock were issued for the conversion of $209,414. The loan has been fully repaid during the fiscal year ended January 31, 2021.

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor. Pursuant to the Asset Purchase Agreement, the Company purchased certain Intellectual Property and Know-how relating to a proprietary social gaming solution from Luxor (the “GM2 Asset”), in consideration for 4,166,667 shares of common stock, and a promissory note calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period from March 1, 2018 to February 28, 2019. The promissory note was required to be issued to Luxor before April 30, 2019, was to bear interest at the rate of 4% per annum, and be convertible into shares of the Company’s common stock at a conversion price equal to the average of the seven trading days closing prices on the date prior to conversion. The GM2 Asset included all source code and documentation.

On April 1, 2019, the Company issued the promissory note, which final note terms provided for the amount owed under the note to bear 6% interest per annum.

On April 1, 2019, Luxor proposed a 10% discount on the payable amount, which the Company agreed to.

Pursuant to the promissory note, 20% of the total value was required to be paid upon signing the agreement, 40% on October 1, 2019, and 40% on April 1, 2020.

During the year ended January 31, 2021, the Company paid $290,000 to Luxor against the settlement payable. As of January 31, 2021, all the outstanding balance has been fully repaid. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle account payable of $30,000 to Mr. Goodman. On June 18, 2018, the Company issued 166,667 shares of common stock to settle account payable of $30,000 to Mr. Goodman. As of January 31, 2021, the Company had no outstanding consulting fee payable to Mr. Goodman.

On January 3, 2018, the Company granted stock options to Mr. Goodman to purchase 5,400,000 shares of common stock of the Company at an exercise price of $0.066 per share with a vesting period of one and a half years, vesting 33% each half year. As of January 31, 2021, all of the options were vested but not exercised.

On September 19, 2019, the Company granted stock options to Mr. Goodman to purchase 2,700,000 shares of common stock of the Company at an exercise price of $0.9075 per share with a vesting period of one and a half years, vesting 33% each half year. As of January 31, 2021, 1,800,000 options were vested but not exercised and as of the date of this Report options to purchase 2,700,000 shares had vested, but have not been exercised.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. As of January 31, 2021, total wage payable to Mr. Goodman was $38,769 and the superannuation payable was $3,683.

On December 22, 2020, the Company entered into a Share Purchase Agreement with Mr. Goodman, the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (GTG). Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for total consideration of 85,000 GBP (approximately $113,000). On January 19, 2021, the Company acquired the shares in GTG and became the holding company of GTG. As of January 31, 2021, the consideration has not been paid.

During the year ended July 31, 2016, the Company received a loan of $1,000 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account. This loan has been fully repaid on January 26, 2021.

During the year ended January 31, 2021, the Company received a loan of $99 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account for its subsidiary in Australia. As of January 31, 2021, the balance of the loan was $99. The loan from the officer is due on demand, unsecured with no interest.

Weiting ‘Cathy’ Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its then Chief Financial Officer, Weiting ‘Cathy’ Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 to Ms. Feng. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 to Ms. Feng. As of January 31, 2021, the Company had a $97,692 consulting fee payable to Ms. Feng.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. As of January 31, 2021, total wage payable to Ms. Feng was $32,308 and superannuation payable was $3,069.

On January 3, 2018, the Company granted stock options to Ms. Feng to purchase 1,400,000 shares of common stock of the Company at an exercise price of $0.06 per share with a vesting period of one and a half years, vesting 33% each half year. As of January 31, 2021, all of the options were vested but not exercised.

On September 19, 2019, the Company granted stock options to Ms. Feng to purchase 700,000 shares of Common Stock of the Company at an exercise price of $0.825 per share with a vesting period of one and a half years, vesting 33% each half year. As of January 31, 2021, options to purchase 466,667 shares were vested but not exercised and as of the date of this Report options to purchase 700,000 shares had vested, but have not been exercised.

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company for the first three months of the agreement and $9,000 per month thereafter, together with $1,500 per month toward rent and reimbursement of expenses. The agreement also provides the right for Articulate to convert any of the amount due into a convertible promissory note, convertible into common stock of the Company at the seven-day average closing price prior to conversion. The agreement continued indefinitely until terminated by either party with 12 months prior notice. On January 1, 2018, the Company and Articulate entered into an addendum to the agreement to terminate the Company’s obligation to pay $9,000 per month to Articulate. On December 1, 2018, the Company and Articulate amended the agreement to require the Company to pay $3,500 per month in rental contribution to Articulate, as well as certain other expenses totaling $2,000. On August 1, 2019, the parties further amended the agreement to increase the amount of rental contribution to $4,000 and provide for certain other expenses to be payable to Articulate totaling $7,000. On November 1, 2019, the parties entered into a further addendum to the agreement, to provide for the agreement to remain in place for continuous 30-day periods, unless either party terminates the agreement with 30 days’ notice. During the twelve months ended January 31, 2021, general and administrative expenses related to the Back Office Agreement were $132,000.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate. Pursuant to the License Agreement, Articulate received a license from the Company to use the GM2 Asset technology in East Asia to support social gaming activity on mobile and desktop devices. Articulate agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars) in consideration for the use of the GM2 Asset technology. Specifically, the Company is due 0.25% of the monthly fees generated by the GM2 Asset in the event such fees are less than $100,000,000; 0.2% of the monthly fees generated by the GM2 Asset in the event such fees are over $100,000,000 and less than $200,500,000 and 0.15% of the monthly fees generated by the GM2 Asset in the event such fees are over $200,500,001.

Any amount of fees not paid when due accrues interest at the lesser of 3% per annum above LIBOR or the highest rate permitted by law. The License Agreement had an initial term of 12 months and automatically renews thereafter for additional 12-month terms, provided that the License Agreement may be terminated at any time with 30 days prior notice.

For the twelve months ended January 31, 2021, general and administrative expense related to back office service was $132,000. For the six months ended January 31, 2020, general and administrative expense related to the back office service was $66,000. As of January 31, 2021, the Company had a $33,000 payable to Articulate Pty Ltd.

From July 1, 2018, the Company provided a system for usage in additional currency and a lower usage fee scale was agreed in an Addendum for an additional market.

During the twelve months ended January 31, 2021, revenues from related party (Articulate) were $2,248,877. During the six months ended January 31, 2020, revenues from related party were $1,087,816. As of January 31, 2021, the Company had a $656,805 accounts receivable from Articulate.

On October 31, 2020, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable. Before the offset, the Company had $410,045 accounts payable to Articulate and $1,456,326 of accounts receivable from Articulate. After the offset, the Company had no accounts payable to Articulate and $1,046,280 of accounts receivable from Articulate. On December 31, 2020, the Company, Articulate and Hopestar Technology Service Co., Ltd (“Hopestar”)(a customer of the Company) entered into an Agreement. Pursuant to the Agreement, Hopestar, which held certain credits which are issued to players who win slot game jackpots distributed by the Company (which are specific to Playtech, who the Company distributes gaming content for), agreed to reduce $500,000 of amounts owed by the Company to Hopestar, Articulate agreed to offer Hopestar $500,000 of gaming credits for alternative content (i.e., games distributed by companies other than Playtech), and Articulate agreed to reduce $500,000 of amounts owed by the Company to Articulate. As of January 31, 2021, the Company had $656,805 of accounts receivable from Articulate and $33,000 accounts payable to Articulate.

Globaltech Software Services LLC

On June 1, 2016, the Company entered into a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Brian Goodman, the Chief Executive Officer, had an interest. The Company agreed to provide certain proprietary technology in the form of a Credit Management system, Social Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the social gaming market.

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech. The parties agreed to suspend minimum monthly charges beginning December 1, 2018 and work together to enter into a Co-operation agreement in the coming months.

During the six months ended January 31, 2020, revenue from Globaltech was $0. As of January 31, 2021, the Company recorded an allowance for the accounts receivable from Globaltech in total of $10,839. The net accounts receivable from Globaltech was $0.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a Director of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and to grant him options to purchase 100,000 shares of common stock. On April 27, 2020, the Company granted stock options to Thomas McChesney, to purchase 100,000 shares of common stock of the Company at an exercise price of $0.795 per share with a vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months. As of January 31, 2021, 100,000 options were vested but not exercised.

Murray Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a Director of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith $2,000 per month payable in arears and to grant him options to purchase 100,000 shares of common stock. On August 1, 2020, the Company granted stock options to Mr. Smith to purchase 100,000 shares of common stock of the Company at an exercise price of $2.67 per share with a vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months. As of January 31, 2021, 50,000 options were vested but not exercised.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a Director of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston $2,000 per month payable in arears and to grant him options to purchase 100,000 shares of common stock. On August 20, 2020, the Company granted stock options to Mr. Johnston to purchase 100,000 shares of common stock of the Company at an exercise price of $2.67 per share. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2021 and 25% on May 1, 2021. As of January 31, 2021, 50,000 options were vested but not exercised.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building Peer to Peer gaming system. The consultant will be paid $3,000 per month.

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the parties determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, we agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate)(which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recorded. Additionally, each of Mr. Goodman and Mr. Silver agreed to manage the project. We also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

Omar Jimenez

                On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month, to be granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vest on the six month anniversary of the entry into the Consulting Agreement, subject to Mr. Jimenez’s continued service to the Company, and have a term of two years. The Consulting Agreement has customary assignment of invention and work for hire language, confidentiality and indemnification requirements and requires Mr. Jimenez to devote at least 20 hours per week to the Company, which may be increased from time to time with the mutual approval of Mr. Jimenez and the Chief Executive Officer of the Company.

                The Consulting Agreement requires Mr. Jimenez to provide services to the Company as Chief Financial Officer and Chief Compliance Officer (COO), as are customary for these positions in public corporations of similar size as the Company. As CCO, Mr. Jimenez is required to manage, review and supervise the Company’s regulatory compliance program, including the Company’s Corporate Disclosure Policy, the internal audit program, and the Company’s compliance with various policies, procedures and codes of conduct of the Company in effect from time to time which apply to other employees and executive officers; and shall oversee the Company’s compliance with laws, regulatory requirements, policies, and procedures, including, but not limited to, its filings with the Securities and Exchange Commission and disclosures to The NASDAQ Capital Market.

Review, Approval and Ratification of Related Party Transactions

The Audit Committee of the board of directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review and will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

The Audit Committee will only approve a Related Party Transaction if the Audit Committee determines that the terms of the Related Party Transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the Audit Committee are deemed a related party, the Related Party Transaction will be considered by the disinterested members of the board of directors in place of the Committee.

In addition, our Code of Business Conduct and Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance—Code of Business Conduct and Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

Our common stock is currently quoted on the OTC Pink Market maintained by OTC Markets. The OTC Pink Market does not require us to have independent members of our Board of Directors.

Notwithstanding the above, the Board of Directors annually determines the independence of each director and nominee for election as a director. The Board makes these determinations in accordance with the listing standards of the various exchanges for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Mr. Thomas E. McChesney, Mr. Murray G. Smith and Mr. Aaron Richard Johnston are independent.

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, M&K CPAS, PLLC, for the fiscal year ended January 31, 2021, transition period from August 1, 2019 to January 31, 2020 and the fiscal years ended July 31, 2019 and 2018 for the categories of services indicated.

	Year Ended January 31	Transition Period from August 1, 2019 to	Years Ended July 31
	2021	January 31, 2020	2019	2018
Audit Fees	$34,810	$14,800	$39,377	$23,910
Audit Related Fees	$2,500	—	—	—
Tax Fees	—	—	$1,500	—
All Other Fees	—	—	—	—
Total	$37,310	$14,800	$40,877	$23,910

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements. The $2,500 was for the compilation service provided during the year ended January 31, 2021.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by M&K CPAS, PLLC, for the fiscal year ended January 31, 2021, transition period from August 1, 2019 to January 31, 2020 and the fiscal years ended July 31, 2019 and 2018.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules:

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by		Filing
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Reference Form	Exhibit	Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
4.1	Description of Securities of the Registrant	☒
10.1	Asset Purchase Agreement, by and between Golden Matrix Group, Inc. and Luxor Capital LLC, dated February 28, 2018		8-K	10.1	3/2/2018	000-54840
10.2	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.3	Promissory Note between Golden Matrix Group, Inc. and Luxor Capital, LLC, dated April 1 ,2019		10-KT/A	10.3	10/28/2020	000-54840
10.4	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018		10-KT/A	10.4	10/28/2020	000-54840
10.5	Cancellation of Distribution Usage Rights Agreement between Golden Matrix Group, Inc. and Globaltech Software Services, Inc. dated June 1, 2016		10-KT/A	10.5	10/28/2020	000-54840
10.6	April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.6	10/28/2020	000-54840
10.7	January 1, 2018 Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.7	10/28/2020	000-54840
10.8	December 1, 2018 Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.8	10/28/2020	000-54840
10.9	August 1, 2019 Second Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.9	10/28/2020	000-54840
10.10	November 1, 2019 Second Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.10	10/28/2020	000-54840
10.11***	Consulting Services Agreement dated February 22, 2016, between the Company and Brian Anthony Goodman		10-KT/A	10.11	10/28/2020	000-54840
10.12***	Consulting Services Agreement dated February 22, 2016, between the Company and Weiting Feng		10-KT/A	10.12	10/28/2020	000-54840
10.13***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan		10.1	S-8	10/15/2019	333-234192
10.14	Form of Subscription Agreement (August 2020 Private Offering)		8-K	10.1	8/27/2020	000-54840

10.15	Form of Common Stock Purchase Warrant (August 2020 Private Offering)		8-K	10.2	8/27/2020	000-54840
10.16***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020		8-K	10.1	10/28/2020	000-54840
10.17***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020		8-K	10.2	10/28/2020	000-54840
10.18#	Sportsbook Software Licence and Services Agreement dated October 21, 2020 (and effective October 28, 2020), by and between Golden Matrix Group, Inc. and Amelco UK Limited		8-K	10.1	11/2/2020	000-54840
10.19	Distribution Agreement effective November 18, 2020, by and between Golden Matrix Group, Inc. and Playtech Software Limited		8-K	10.1	11/23/2020	000-54840
10.20	October 31, 2020, Memorandum between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-Q	10.21	12/11/2020	000-54840
10.21	Share Purchase Agreement effective December 22, 2020, by and between Golden Matrix Group, Inc. and Global Technology Group Pty Ltd		8-K	10.1	12/28/2020	000-54840
10.22	Form of Subscription Agreement (January 2021 Private Offering)		8-K	10.1	1/26/2021	000-54840
10.23	Form of Common Stock Purchase Warrant (January 2021 Private Offering)		8-K	10.2	1/26/2021	000-54840
10.24	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd		8-K	10.1	3/8/2021	000-54840
10.25*	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Brett Goodman and Jason Silver	☒
10.26*	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd	☒
10.27*	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021	☒
10.28*	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021	☒
10.29*	Common Stock Purchase Warrant issued to Aaron Neill-Stevens	☒
10.30*	Common Stock Purchase Warrant issued to Vladislav Slava Aizenshtat	☒
10.31	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.		8-K	10.1	4/23/2021	000-54840
10.32	Omar Jimenez Stock Option Agreement to Purchase 50,000 shares of common stock (April 22nd, 2021)		8-K	10.2	4/23/2021	000-54840
10.33***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021	☒
14.1	Code of Business Conduct and Ethics		8-K	14.1	10/28/2020	000-54840
21.1*	Subsidiaries	☒
23.1*	Consent of M&K CPAS, PLLC	☒
31.1*	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
99.1	Audit Committee Charter		8-K	99.1	8/27/2020	000-54840
99.2	Compensation Committee Charter		8-K	99.2	8/27/2020	000-54840
99.3	Nominating and Corporate Governance Committee Charter		8-K	99.3	8/27/2020	000-54840
99.4	Corporate Disclosure Policy		8-K	99.1	4/23/2021	000-54840
101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

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

Golden Matrix Group, Inc.

Date: April 30, 2021	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman
(Principal Executive Officer and Principal Financial/Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Brian Goodman
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer and Principal Financial/Accounting Officer), Secretary, Treasurer, and Chairman of the Board of Directors	April 30, 2021

/s/ Omar Jimenez
Omar Jimenez	Chief Financial Officer and Chief Compliance Officer	April 30, 2021

/s/ Weiting ‘Cathy’ Feng
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director	April 30, 2021

/s/ Thomas E. McChesney
Thomas E. McChesney	Director	April 30, 2021

/s/ Murray G. Smith
Murray G. Smith	Director	April 30, 2021

/s/ Aaron Richard Johnston
Aaron Richard Johnston	Director	April 30, 2021

