Form 10-Q
period 2021-04-30
Golden Matrix Group, Inc.
filed 2021-06-09
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-54840

Golden Matrix Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Ste D131 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

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

As of June 9, 2021, there were 23,289,775 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those included in, and incorporated by reference in, the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

•

our need for significant additional financing to grow and expand our operations, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

•	the impact of the COVID-19 pandemic on the Company;
•	the ability of the Company to manage growth;
•	our limited operating history;
•	disruptions caused by acquisitions;
•	the Company’s reliance on its management;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships and the significant portion of the Company’s revenues generated thereby, as well as conflicts of interest related thereto;
•	the potential effect of economic downturns and market conditions on the Company’s operations and prospects;
•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	the Company’s lack of effective internal controls;
•	dilution caused by efforts to obtain additional financing;
•	the effect of future regulation, the Company’s ability to comply with regulations and potential penalties in the event it fails to comply with such regulations;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
•	the dependence on current management;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•	the ability to obtain a listing of our common stock on NASDAQ;
•	dilution caused by the sale of common stock;
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	Other risks disclosed below, and incorporated by reference in, “Risk Factors”.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc and Subsidiary
Consolidated Balance Sheets

	As of	As of
	April 30, 2021	January 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$11,750,489	$11,706,349
Accounts receivable, net	2,066,972	1,040,410
Accounts receivable – related parties	1,126,793	656,805
Prepaid expenses	53,301	410,983
Total current assets	14,997,555	13,814,547

Non-current assets:
Intangible assets	164,474	-
Total non-current assets	164,474	-
Total assets	$15,162,029	$13,814,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$914,025	$78,913
Accounts payable - related parties	316,821	208,521
Advances from shareholders	101	99
Accrued interest	123	123
Customer deposits	10,000	149,640
Consideration payable - related party	-	115,314
Total current liabilities	1,241,070	552,610
Total liabilities	$1,241,070	$552,610

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized,1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 40,000,000 shares authorized, 23,289,273 and 22,741,665 shares issued and outstanding, respectively	$233	$227
Additional paid-in capital	38,859,526	38,320,729
Stock payable	6,000	7,420
Stock payable – related party	-	7,420
Accumulated other comprehensive income (loss)	209	(978)
Accumulated deficit	(24,945,009)	(25,072,881)
Total shareholders’ equity	13,920,959	13,261,937
Total liabilities and shareholders’ equity	$15,162,029	$13,814,547

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	April 30,
	2021	2020

Revenues	$1,969,414	$203,199
Revenues-related party	669,988	531,565
Cost of goods sold	(1,493,043)	(31,496)
Gross profit	1,146,359	703,268

Costs and expenses:
General and administrative expense	327,711	110,640
General and administrative expense- related party	562,344	337,646
Research and development expense	21,218	-
Professional fees	93,607	20,388
Total operating expenses	1,004,880	468,674
Income from operations	141,479	234,594

Other income (expense):
Interest expense	-	(6,151)
Interest earned	40	1,296
Foreign exchange loss	(13,647)	-
Total other income (expense)	(13,607)	(4,855)
Net income	$127,872	$229,739

Other comprehensive income (loss)
Foreign currency translation adjustment	1,187	-
Total comprehensive income (loss)	$129,059	$229,739

Net earnings per common share – basic	$0.01	$0.01
Net earnings per common share diluted	$0.00	$0.01
Weighted average number of common shares outstanding – basic	22,939,379	18,968,792
Weighted average number of common shares outstanding –diluted	34,938,942	28,136,963

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statement of Shareholders’ Equity

(Unaudited)

Three Months Ended April 30, 2020 and 2021

	Preferred Stock- Series B		Common Stock		Additional		Stock Payable	Accumulated Other Comprehensive		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Payable	Related Party	Income (Loss)	Accumulated Deficit	Stockholder’s Equity
Balance at January 31, 2020	1,000	$-	18,968,792	$190	$27,944,652	$-	$-	$(683)	$(25,470,961)	$2,473,198
Fair value of options/warrants issued for services	-	-	-	-	291,056	-	-	-	-	291,056
Issuance of shares for services	-	-	-	-	-	37,000	-	-	-	37,000
Imputed interest	-	-	-	-	4,291	-	-	-	-	4,291
Net income	-	-	-	-	-	-	-	-	229,739	229,739
Balance at April 30, 2020	1,000	$-	18,968,792	$190	$28,239,999	$37,000	$-	$(683)	$(25,241,222)	$3,035,284

Balance at January 31, 2021	1,000	$-	22,741,665	$227	$38,320,729	$7,420	$7,420	$(978)	$(25,072,881)	$13,261,937
Fair value of options/warrants issued for services	-	-	-	-	503,953	-	-	-	-	503,953
Issuance of shares due to stock payable	-	-	4,000	-	14,840	(7,420)	(7,420)	-	-	-
Issuance of shares for services	-	-	2,832	-	16,000	6,000	-	-	-	22,000
Shares issued on exercise of options	-	-	66,666	1	4,009	-	-	-	-	4,010
Shares issued on cashless exercise of options	-	-	474,110	5	(5)	-	-	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	1,187	-	1,187
Net income	-	-	-	-	-	-	-	-	127,872	127,872
Balance at April 30, 2021	1,000	$-	23,289,273	233	$38,859,526	6,000	-	209	(24,945,009)	13,920,959

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	April 30,
	2021	2020
Cash flows from operating activities:
Net income	$127,872	$229,739
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock option issued for services	503,953	291,056
Fair value of shares issued for services	22,000	37,000
Amortization expense	9,526	-
Imputed interest	-	4,291

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,025,528)	(203,200)
(Increase) in accounts receivable – related party	(465,988)	(182,065)
Decrease in prepaid expense	354,611	-
Increase in accounts payable and accrued liabilities	718,281	5,685
Increase in accounts payable – related party	107,951	75,148
(Decrease) in customer deposit	(139,640)	-
Increase in accrued interest	-	487
Net cash provided by operating activities	$213,038	$258,141

Cash flows from investing activities:
Cash paid for purchase of GTG	(115,314)	-
Cash paid for purchase of intangible assets	(58,000)	-
Net cash used in investing activities	$(173,314)	$-

Cash flows from financing activities:
Repayments on promissory note – related party	-	(174,254)
Proceeds from option exercise	4,010	-
Net cash provided by (used in) financing activities	$4,010	$(174,254)

Effect of exchange rate changes on cash	406	-

Net increase in cash and cash equivalents	44,140	83,887
Cash and cash equivalents at beginning of year	11,706,349	1,856,505
Cash and cash equivalents at end of the quarter	$11,750,489	$1,940,392

Supplemental cash flows disclosures
Interest paid	-	-
Tax paid	-	-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$5	$-
Share issued for services from stock payable	$7,420	$-
Share issued for services from stock payable – related party	$7,420	$-

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. And Subsidiary

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiary, collectively (“Golden Matrix”, “GMGI” “we”, “our”, “us”, or “Company”) is incorporated and registered in the State of Nevada, and operates as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators.

The Company operates in the business-to-business (“B2B”) segment where it develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region.

The Company has developed a proprietary Internet gambling enterprise software system that provide for unique casino and live game operations on the platforms that include GM-X System (“GM-X”), Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

On May 12, 2020, the Board of Directors of the Company approved a change in the Company’s fiscal year from July 31 to January 31, effective immediately. As a result thereof, the Company has presented information in this Form 10-Q (this “Report”), where applicable, as of April 30, 2021, for the three months ended April 30, 2021, for the year ended January 31, 2021.

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

On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company. GTG has an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate). The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. Alderney has long been recognized as one of the preferred locations for online Gambling operators. Alderney is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended January 31, 2021 and notes thereto and other pertinent information contained in the Annual Report on Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on April 30, 2021.

The results of operations for the three months ended April 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Technology Group Pty Ltd. All intercompany transactions and balances have been eliminated.

Business Combination - Common Control Asset Acquisition

A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company, then wholly-owned by Mr. Anthony Brian Goodman. Mr. Goodman is also a controlling party of the Company via his stock holding in Luxor Capital, LLC, which has a controlling vote of greater than 50% of the Company. As such the acquisition of GTG was a common control acquisition.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at April 30, 2021 and January 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of April 30, 2021 and January 31, 2021, the allowance for doubtful accounts was $168,557 and $168,557, respectively. During the three months ended April 30, 2021, there was no bad debt expense recorded.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by “ASC 985-20-25” Accounting for the Costs of Software to Be Sold, Leased, or Otherwise Marketed, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.	Significant underperformance compared to historical or projected future operating results;
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $9,526 and $0 during the three months ended April 30, 2021 and 2020, respectively.

Revenue Recognition

The Company currently has two distinctive revenue streams: one is generated via usage of the Company’s software and the other is a royalty charged on the use of third-party gaming content.

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique IP and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

Pursuant to Financial Accounting Standards Board (FASB) Topic 606, Revenue Recognition, our company recognizes revenues by applying the following steps:

Step 1: Identify the contract with a customer.

Step 2: Identify the separate performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the separate performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For the usage of the Company’s software, the Company provides services to the counterparty which include licensing the use of its unique IP and technology systems. The counterparty pays consideration in exchange for those services which include a variable amount depending on the Software Usage. The Company only recognizes the revenue at the month end when the usage occurs, and the revenue is based on the actual Software Usage of its customers.

For the royalty charged on the use of third-party gaming content, the Company acts as a distributor of the third-party gaming content which is utilized by the client. The counterparty pays consideration in exchange for the gaming content utilized. The Company only recognizes the revenue at the month end when the usage of the gaming content occurs, and the revenue is based on the actual usage of the gaming content.

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

The following table sets forth the calculation of basic and diluted net earnings per share for the periods ended April 30, 2021 and 2020. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect in the marketplace on June 26, 2020:

	For the three months ended
	April 30,
	2021	2020

Basic earnings per common share
Numerator:
Net income available to common shareholders	$127,872	$229,739
Denominator:
Weighted average common shares outstanding	22,939,379	18,968,792

Basic earnings per common share	$0.01	$0.01

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$127,872	$229,739
Denominator:
Weighted average common shares outstanding	22,939,379	18,968,792
Preferred shares	1,000	1,000
Warrants/Options	11,998,563	9,107,394
Convertible debt	-	59,777
Adjusted weighted average common shares outstanding	34,938,942	28,136,963

Diluted earnings per common share	$0.00	$0.01

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

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but it does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

The hierarchy consists of three levels:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets of liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities.

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, intangible assets, accounts payable, accrued liabilities, customer deposits. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. For the comparative periods, the share-based payment arrangements with employees were accounted for under FASB Accounting Standards Codification (ASC) 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 and Accounting Standards Update (ASU) 2018-07.

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

For public business entities (PBEs), the amendments in ASU 2018-07 were effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption was permitted if financial statements had not yet been issued (for PBEs), but no earlier than an entity’s adoption date of ASC 606. If early adoption was elected, all amendments in the ASU that apply must have been adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments were required to be reflected as of the beginning of the fiscal year that includes that interim period.

The Company adopted ASU 2018-07 and adjusted the share-based compensation costs during the last fiscal year. The Company’s management believes the new standard can best represent the Company’s operating results.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Accounts Receivable – Related Party

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $1,126,793 and $656,805 as of April 30, 2021 and January 31, 2021, respectively.

Note 3 – Prepaid Expenses

The prepaid expenses mainly include credits from our supplier, retainer paid to our corporate attorney, prepaid national press releases, subscription of investor relation feeds, and a one-year Gaming License fee.

Note 4 – Asset Acquisition – Related Party

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, CEO of the Company and also the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (GTG). Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG. The Company and Mr. Goodman have reached an agreement regarding the consideration payable in the amount of $115,314 USD (equivalent to 85,000 GBP), which has been paid during this quarter.

As described more fully in “Note 1 - Basis of Presentation and Accounting Policies”, the assets and liabilities of GTG have been recorded at their historical cost basis at the acquisition date, and are included in the Company’s consolidated financial statements.

The assets acquired and liabilities assumed in the Share Purchase Agreement are as follows:

Purchase Price:
85,000 GBP based on the exchange rate on January 19, 2021	$115,314

Assets acquired and liabilities assumed
Cash	192
Prepayments – Gaming License	61,513
Advance from shareholders	(100)
$61,605
Reduction in Additional Paid in Capital in GMGI	53,709
Consideration payable – related party	$115,314

Note 5 – Intangible Assets – Software Platform

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. As part of the Asset Purchase Agreement, the Company entered into consulting agreements with two principals of Gamefish.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. Amortization expense related to website development costs and intangible assets was $9,526 and $0 for the three months ended April 30, 2021, and 2020, respectively. Accumulated amortization was $9,526 and $0 as of April 30, 2021, and January 31, 2021, respectively.

Note 6 – Accounts Payable – Related Parties

The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. Accounts payable to related parties was $316,821 and $208,521 as of April 30, 2021, and January 31, 2021, respectively.

Note 7 – Customer Deposits

The Company has two sources of customer deposits.

One source of deposits is from the Company’s new customers participating in the Progressive Jackpot Games. The client will be required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. A total of $10,000 and $5,000 of customer deposits is from this source as of April 30, 2021 and January 31, 2021, respectively.

The other source of deposits is the payment from customers in advance of any use of gaming content. As the gaming content is utilized by the customers, revenues are recognized. A total of $0 and $144,640 of customer deposits is from this source as of April 30, 2021 and January 31, 2021, respectively.

Note 8 – Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee due thereunder could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 owed to Mr. Goodman. During the three months ended April 30, 2021, and 2020, the total consulting fee to Mr. Goodman was $0 and $22,543, respectively. As of April 30, 2021, no consulting fees are owed to Mr. Goodman and an overpayment of $4,000 of compensation by the Company to Mr. Goodman has been repaid as of April 30, 2021.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. As of April 30, 2021, and January 31, 2021, total wages payable to Mr. Goodman were $74,769 and $38,769, respectively, and the superannuation payable was $7,103 and $3,683, respectively.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase shares of common stock to Anthony Brian Goodman. More details of the options are covered in “Note 9 – Equity”.

Weiting ‘Cathy’ Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its then Chief Financial Officer, Weiting ‘Cathy’ Feng. Pursuant to the Agreement, the consulting fee payable thereunder could be settled in shares. On December 12, 2017, the Company issued 518,538 shares of common stock to settle an account payable of $30,000 to Ms. Feng. On June 18, 2018, the Company issued 166,667 shares of common stock to settle an account payable of $30,000 to Ms. Feng. During the three months ended April 30, 2021, and 2020, the total consulting fee to Ms. Feng was $0 and $22,543, respectively and consulting fees payable to Ms. Feng as of April 30, 2021 and January 31, 2021 was $47,692 and $97,692, respectively.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. As of April 30, 2021, and January 31, 2021, total wages payable to Ms. Feng were $62,308 and $32,308, respectively and the superannuation payable was $5,919 and $3,069, respectively.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018, and September 16, 2019, the Company granted options to purchase shares of common stock to Weiting ‘Cathy’ Feng. More details of the options are covered in “Note 9 – Equity”.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney in the amount of $2,000 per month payable in arears and to grant Mr. McChesney options to purchase 100,000 shares of common stock in connection with his appointment. During the three months ended April 30, 2021, and 2020, total consulting fees to Mr. McChesney was $6,000 and $0. As of April 30, 2021, and January 31, 2021, the amount payable to Mr. McChesney was $2,000 and $0. More details regarding the options are covered in “Note 9 – Equity”.

Murray G. Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith in the amount of $2,000 per month payable in arears and to grant Mr. Smith options to purchase 100,000 shares of common stock in connection with his appointment. During the three months ended April 30, 2021, and 2020, total consulting fees to Mr. Smith was $6,000 and $0. As of April 30, 2021, and January 31, 2021, the amount payable to Mr. Smith was $2,000 and $0. More details regarding the options are covered in “Note 9 – Equity”.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston in the amount of $2,000 per month payable in arears and to grant Mr. Johnston options to purchase 100,000 shares of common stock in connection with his appointment. During the three months ended April 30, 2021, and 2020, total consulting fees to Mr. Johnston was $6,000 and $0. As of April 30, 2021, and January 31, 2021, the amount payable to Mr. Johnston was $2,000 and $0. More details regarding the options are covered in “Note 9 – Equity”.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman agreed to provide consulting services assisting the Company with building a Peer-to-Peer gaming system. The consultant will be paid $3,000 per month.

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the parties determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, we agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate) (which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recognized during the fiscal year ended January 31, 2021. Additionally, each of Mr. Goodman and Mr. Silver agreed to manage the project. We also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

(a) Back Office Services:

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

On August 1, 2019, the parties further amended the agreement to increase the amount of rental contribution to $5,000 and provide for certain other expenses to be payable to Articulate totaling $6,000.

On November 1, 2019, the parties entered into a further addendum to the agreement, to provide for the agreement to remain in place for continuous 30-day periods, unless either party terminates the agreement with 30 days’ notice.

(b) License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

Beginning on July 1, 2018, the Company provided system for usage in an additional currency, and a lower usage fee scale was agreed in an Addendum for the additional market.

For the three months ended April 30, 2021, and 2020, revenues from Articulate were $669,988 and $531,565, respectively.

(c) Offset:

On October 31, 2020, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable. Before the offset, the Company had $410,045 accounts payable to Articulate and $1,456,326 of accounts receivable from Articulate. After the offset, the Company had no accounts payable to Articulate and $1,046,280 of accounts receivable from Articulate. On December 31, 2020, the Company, Articulate and Hopestar Technology Service Co., Ltd (“Hopestar”)(a customer of the Company) entered into an Agreement. Pursuant to the Agreement, Hopestar, which held certain credits which are issued to players who win slot game jackpots distributed by the Company (which are specific to Playtech, who the Company distributes gaming content for), agreed to reduce $500,000 of amounts owed by the Company to Hopestar, Articulate agreed to offer Hopestar $500,000 of gaming credits for alternative content (i.e., games distributed by companies other than Playtech), and Articulate agreed to reduce $500,000 of amounts owed by the Company to Articulate. The Company had $1,126,793 and $656,805 of accounts receivable from Articulate as of April 30, 2021, and January 31, 2021, respectively and $109,052 and $33,000 accounts payable to Articulate as of April 30, 2021, and January 31, 2021, respectively.

(d) Prepaid deposit paid to Skywind Services IOM Ltd (“Skywind”) by Articulate on behalf of Global Technology Pty Ltd (“GTG”)

Articulate had a prepaid amount in favour of Skywind in the amount of 35,928 EUR ($43,569 USD). Articulate allowed GTG to utilize the prepaid deposits in order that GTG be able to operate and utilize the Progressive Jackpot games. The Company recorded an accounts payable of $43,569 to Articulate.

Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company), to be granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vest on the six month anniversary of the entry into the Consulting Agreement, subject to Mr. Jimenez’s continued service to the Company, and have a term of two years. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options. During the three months ended April 30, 2021, and 2020, total consulting fee to Mr. Jimenez was $3,977 and $0. As of April 30, 2021, and January 31, 2021, the amount payable to Mr. Jimenez was $3,977 and $0. More details regarding the options are covered in “Note 9 – Equity”.

Note 9 - Equity

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

On April 3, 2016, the 1,000 shares of Series B Voting Preferred Stock previously issued to Santa Rosa Resources were transferred to Luxor pursuant to the terms of a February 22, 2016, Asset Purchase Agreement between Luxor and the Company.

As of April 30, 2021, 19,999,000 Series A preferred shares and 1,000 Series B Voting Preferred Stock shares of par value $0.00001 were designated, of which no Series A shares were issued and outstanding and 1,000 Series B Voting Preferred Stock shares were issued and outstanding.

Common Stock

On May 6, 2020, the Company issued 66,667 shares of common stock to James Caplan for services rendered, in connection with an Addendum to Corporate Communication and Investor Relations Program entered into on March 20, 2020. The shares were recorded at their market value of $37,000.

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

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver (collectively, the “Partnership”). The Company agreed to issue 4,000 shares to the Partnership (2,000 to each of Brett Goodman and Jason Silver) as compensation for their service provided to assist the Company in developing a betting application and as a result, a $14,840 expense was recognized during the fiscal year ended January 31, 2021. The shares were issued on March 24, 2021.

From August 14, 2020 to August 20, 2020, the Company offered for purchase to a limited number of accredited and offshore investors up to an aggregate of 900,000 units, each consisting of one share of common stock and one warrant to purchase one share of common stock for $3.40 per unit. The warrants have an exercise price of $4.10 per share (and no cashless exercise rights) and are exercisable until the earlier of (a) August 20, 2022, and (b) the 30th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $6.80 per share for a period of ten consecutive trading days (the “Ten-Day Period”). The warrants include a beneficial ownership limitation, which limits the exercise of the warrants held by any individual investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor). The Company sold 527,029 Units in total to 11 investors, raising cash of $1,791,863. The relative fair value of the shares was $1,034,438 and the relative fair value of the warrants was $757,425 based on the amount of cash the Company received from the investors. The shares included in the Units purchased have been issued.

From November 23, 2020, to December 7, 2020 (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $6.80 per share, and on December 8, 2020, the Company provided notice to the holders of the Warrants that they had until January 7, 2021 to exercise such Warrants, or such Warrants would expire pursuant to their terms. 409,029 Warrants were exercised into 409,029 shares of the Company’s common stock.

From December 9, 2020, to January 7, 2021, ten holders of Warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such Warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises the Company issued such Warrant holders an aggregate of 409,029 shares of restricted common stock.

On January 20, 2021, the Company sold an aggregate of 1,000,000 units to one investor, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $5.00 per unit. The units were sold pursuant to the entry into a subscription agreement with the investor (the “Subscription Agreement”). The Subscription Agreement provided the investor customary piggyback registration rights (for both the shares and the shares of common stock underlying the Warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the investor is eligible to sell the applicable securities under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Warrants have an exercise price of $6.00 per share (and no cashless exercise rights) and are exercisable until the earlier of (a) January 14, 2023, and (b) the 30th day after the Company provides the holder of the Warrants notice that the closing sales price of the Company’s common stock has closed at or above $10.00 per share for a period of ten consecutive trading days. The Warrants include a beneficial ownership limitation, which limits the exercise of the Warrants held by the investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor). If the Warrants which were granted in connection with the offering were exercised in full, a maximum of 1,000,000 shares of common stock would be issuable upon exercise thereof. The relative fair value of the shares was $3,590,129 and the relative fair value of the warrants was $1,409,853 based on the amount of cash the Company received from the investors of $4,999,982. The shares included in the Units purchased have been issued.

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

During the three months ended April 30, 2021, seven consultants exercised their options. As a result, 66,666 shares of common stock were issued upon cash exercise of the options and 474,110 shares of common stock were issued upon cashless exercise of the options. During the year ended January 31, 2021, nine consultants exercised their options. As a result, 1,766,509 shares were issued due to the exercise of options. More details regarding the options are discussed under “Stock Option Plan” below.

During the three months ended April 30, 2021, 2,000 shares were issued to Brett Goodman, the son of the Company’s Chief Executive Officer, due to stock payable; 2,000 shares were issued to Jason Silver due to stock payable; and 2,832 shares were issued for services rendered based on the average market value of $16,000 in total.

As of April 30, 2021, 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 23,289,273 shares were issued and outstanding.

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(a) External Consultants:

On January 3, 2018, the Company granted stock options to nine external consultants, with each of them being granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the grant date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants resigned, and their options were forfeited. During the financial year 2019, another two of the consultants resigned with one-third of their options vested and the remaining two-thirds of their options forfeited. Excepting the forfeited options, the fair value of the stock options above was $55,425 in total on the grant date. During the three months ended April 30, 2021, options to purchase 266,664 shares of common stock were exercised:

•	On February 1, 2021, a consultant exercised 66,666 options to purchase shares of common stock in a cashless exercise pursuant to which 770 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 65,896 shares were issued.
•	On February 17, 2021, a consultant exercised options to purchase 66,666 shares of common stock for cash, pursuant to which the $4,010 aggregate exercise price of the options was paid to the Company and 66,666 shares were issued.
•	On April 1, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 597 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,069 shares were issued.
•	On April 7, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 572 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,094 shares were issued.

During the three months ended April 30, 2021, and 2020, the amortization expense was $0 and $3,915, respectively, which was recorded as cost of goods sold. As of April 30, 2021, all the options for the six remaining consultants were vested, 133,334 options were not exercised, and the unamortized balance was $0.

On March 15, 2018, the Company granted stock options to an external consultant, James Young. The consultant was granted options to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On September 1, 2020, the consultant exercised options to purchase 933,334 shares of common stock in a cashless exercise pursuant to which 9,257 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 924,077 shares were issued. During the three months ended April 30, 2021 and 2020, the amortization expense was $0 and $3,633, respectively, which was recorded as cost of goods sold. As of April 30, 2021, all the options were vested, 466,666 options were not exercised, and the unamortized balance was $0.

On August 3, 2018, the Company granted stock options to an external consultant, Hongfei Zhang. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.12 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is January 31, 2022. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 184%. During the three months ended April 30, 2021 and 2020, the amortization expense was $1,790 and $1,816, respectively, which was recorded as cost of goods sold. As of April 30, 2021, 133,334 options were vested and exercised, 66,666 options were not vested, and the unamortized balance was $1,851.

On November 28, 2018, the Company granted stock options to an external consultant, Su He. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.165 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, an exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 176%. On November 29, 2020, the consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 3,099 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,235 shares were issued. During the three months ended April 30, 2021, and 2020, the amortization expense was $2,424 and $2,754, respectively, which was recorded as cost of goods sold. As of April 30, 2021, 66,667 options were not vested, and the remaining unamortized balance was $2,506.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Marc Mcalister. The consultant was granted options to purchase 100,000 shares of common stock of the Company at an exercise price of $0.33 per share with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, by Board resolution. The Company recorded a total of $46 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. On April 5, 2021, the consultant exercised options to purchase 100,000 shares of common stock in a cashless exercise pursuant to which 5,077 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 94,923 shares were issued. During the three months ended April 30, 2021, and 2020, the amortization expense was both $0. As of April 30, 2021, all the options were exercised, and there was no remaining unamortized balance.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant, Michael Davies. The consultant was granted options to purchase 53,334 shares of common stock of the Company with an exercise price of $0.33 per share, with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, by Board resolution. The Company recorded a total of $25 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. On April 5, 2021, the consultant exercised options to purchase 53,334 shares of common stock in a cashless exercise pursuant to which 2,708 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 50,626 shares were issued. During the three months ended April 30, 2021, and 2020, the amortization expense was both $0. As of April 30, 2021, all of the options were exercised, and there was no remaining unamortized balance.

On June 11, 2019, the Company granted stock options to two external consultants, Zhe Yan and Yukun Qiu. Each consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.48 per share, and a vesting period of three years, vesting 33% on each anniversary of the grant, for three years. The expiration date is December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48 per share, time to maturity of 3.5 years, and stock volatility of 130%. On September 1, 2020, one consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,290 shares were surrendered to pay for the aggregate exercise price of the options and 61,377 shares were issued. On November 16, 2020, another consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 5,104 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 61,563 shares were issued. During the three months ended April 30, 2021, and 2020, the amortization expense was $12,231 and $12,369, respectively, which was recorded as cost of goods sold. As of April 30, 2021, 266,666 options were not vested, and the remaining unamortized balance was $55,935.

On March 16, 2020, the Company granted stock options to an external consultant, Jiayi Wu. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 33% for the first two half year periods and 33% for the remaining one year. The expiration date is September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 2.5 years, and stock volatility of 88.16%. On September 17, 2020, the consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 6,200 shares were surrendered to pay for the aggregate exercise price of the options and 60,467 shares were issued. On October 2, 2020, the consultant terminated the consulting agreement with the Company. As such, the unvested options were all forfeited. During the three months ended April 30, 2020 and 2021, the amortization expense was $$0 and $3,407, respectively, which was recorded as cost of goods sold. As of April 30, 2021, all the vested options were exercised and there were no unvested options and no remaining unamortized balance.

On March 16, 2020, the Company granted stock options to two external consultants, James Young and Tamzin Cubells. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88%. During the three months ended April 30, 2021, and 2020, the amortization expense was $7,089 and $3,584, respectively, which was recorded as cost of goods sold. As of April 30, 2021, 100,000 of the options were vested without being exercised, and the remaining unamortized balance was $25,489.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $1.74 per share, with a vesting period of two and a half years, vesting 33% at the end of the first half year and 33% on each anniversary of the grant date, for the next two years. The expiration date is June 18, 2023. The fair value of each of the stock options was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. During the year ended January 31, 2021, one consultant resigned with one third of the options vested. During the three months ended April 30, 2021 and 2020, the amortization expense was $24,303 and $0, respectively, which was recorded as cost of goods sold. As of April 30, 2021, 166,670 options were vested without being exercised, and the remaining unamortized balance was $163,021.

On March 23, 2021, the Company granted stock options to two external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $5.49 per share, with a vesting period of two and a half years, vesting 30% on September 23, 2021, 30% on September 23, 2022, and 40% on September 23, 2023. The expiration date is March 23, 2024. The fair value of each of the stock options was $361,000 on the grant date based on the share price of $5.49 on the grant date, exercise price of $5.49, time to maturity of 3 years, and stock volatility of 109%. During the three months ended April 30, 2021, and 2020, the amortization expense was $30,017 and $0, respectively, which was recorded as cost of goods sold. As of April 30, 2021, none of the options were vested, and the remaining unamortized balance was $691,982.

The cost of sales related to the options was $77,856 and $31,496 in total for the three months ended April 30, 2021 and 2020, respectively.

(b) Directors and Management:

On January 3, 2018, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 5,400,000 shares of common stock of the Company with an exercise price of $0.066 per share, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018, based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. During the three months ended April 30, 2021, and 2020, there was no amortization expense recorded due to these options. As of April 30, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On January 3, 2018, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company passed a Board Resolution to extend the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. During the three months ended April 30, 2021 and 2020, there was no amortization expense recorded due to these options. As of April 30, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,221,862 on September 19, 2019, based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 110%. During the three months ended April 30, 2021, and 2020, the amortization expense was $102,659 and $203,799, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. As of April 30, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance. On September 19, 2019, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 700,000 shares of common stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $328,855 on September 19, 2019, based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 110%. During the three months ended April 30, 2021, and 2020, the amortization expense was $27,630 and $54,799, respectively, which was recorded as stock-based compensation included in the G&A expense – related party. As of April 30, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vest in three installments as follows: 50% on July 27, 2020, 25% on October 27, 2020, and 25% on January 27, 2021. The fair value of the stock options was $79,966 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 3.5 years, and stock volatility of 77%. During the three months ended April 30, 2021, and 2020, the amortization expense was $0 and $962, respectively, which was recorded as stock-based compensation including in G&A expense – related party. As of April 30, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $252,350 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 3.5 years, and stock volatility of 107%. During the three months ended April 30, 2021, and 2020, the amortization expense was $62,042 and $0, which was recorded as stock-based compensation included in G&A expense – related party. As of April 30, 2021, 75,000 options were vested without being exercised, and the remaining unamortized balance was $697.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $433,096 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 3.44 years, and stock volatility of 106%. During the three months ended April 30, 2021, and 2020, the amortization expense was $106,479 and $0, respectively, which was recorded as stock-based compensation included in G&A expense – related party. As of April 30, 2021, 75,000 options were vested without being exercised, and the remaining unamortized balance was $1,196.

On April 22, 2021, the Company granted stock options to its Chief Financial Officer / Chief Compliance Officer, Omar Jimenez, to purchase 50,000 shares of common stock of the Company with an exercise price of $9.91 per share and a vesting period of six months. The options vest in two installments as follows: 50% on April 22, 2021, and 50% on the six-month anniversary of the grant date. The fair value of the stock options was $243,911 on April 22, 2021 based on the share price of $9.91, exercise price of $9.91, time to maturity of 1.5 years, and stock volatility of 108%. During the three months ended April 30, 2021 and 2020, the amortization expense was $127,287 and $0, respectively, which was recorded as stock-based compensation included in G&A expense – related party. As of April 30, 2021, 25,000 options were vested without being exercised, and the remaining unamortized balance was $116,624.

The stock-based compensation related to options was $426,097 and $259,560, in total for the three months ended April 30, 2021 and 2020, respectively.

Note 10 – Subsequent Events

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space which commences on June 1, 2021. The Company has the option to renew for a period of three years. The rent is 148,902 AUD (approximately $115,265 USD) per year plus goods and services tax charged at 10% based on Australian Taxation Law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for our fiscal year ended January 31, 2021, found in our Annual Report on Form 10-K that the Company has filed with the Securities and Exchange Commission on April 30, 2021 (the “Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report.

Statements made in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are subject to forward-looking statements and should be read in connection with the “Special Note Regarding Forward-Looking Statements”, above.

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our consolidated financial statements included above under “Part I - Financial Information - Item 1. Financial Statements”.

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

Where You Can Find Other Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The SEC maintains a website (http: //www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other companies that file materials with the SEC electronically. Our filings can be found at https://www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=0001437925. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report and are also available on our website at https://goldenmatrix.com/investors-overview/sec-filings/ which website includes information we do not desire to incorporate by reference into this Report.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of April 30, 2021, there had been no material changes to any of the critical accounting policies contained therein.

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Golden Matrix”, “GMGI”, and “Golden Matrix Group, Inc.” refer specifically to Golden Matrix Group, Inc. and its consolidated subsidiary Global Technology Group Pty Ltd.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

All dollar amounts in this Report are in U.S. dollars unless otherwise stated.

Overview

We are an established provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators.

We develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region.

We derive revenues primarily from licensing fees received from gaming operators located in the Asia Pacific (APAC) region that utilize the Company’s technology.

As of June 1, 2021, our systems had over 4 million registered players and a total of more than 430 unique casino and live game operations within all of our platforms including our GM-X, Turnkey Solution, and White Label Solutions.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors.

As described above, our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and foreign jurisdictions began issuing ‘stay-at-home’ orders. Subsequently, and continuing through the date of this Report, the COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Recent Events

Asset Purchase Agreement

On March 1, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. The purchase was also contingent on the Company entering into mutually acceptable consulting agreements with two principals of Gamefish.

Appointment of Certain Officers

Effective on April 22, 2021, the Board of Directors of the Company, appointed Mr. Omar Jimenez as the Chief Financial Officer and Chief Compliance Officer of the Company effective as of the same date. The Board of Directors also appointed Mr. Jimenez as the Principal Accounting/Financial Officer, effective following the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021 (the “Annual Report Filing Date”), which Annual Report Filing Date was April 30, 2021.

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

RESULTS OF OPERATIONS

Three months ended April 30, 2021, compared to the three months ended April 30, 2020.

Revenues

The Company currently has two distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended April 30, 2021, the Company generated $761,174 of revenues from its unique IP and technology systems, including $669,988 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. During the three months ended April 30, 2020, the Company generated $734,764 of revenues from its IP and technology systems, including $531,565 which was from Articulate.

The marginal increase of $26,410 in revenues in the three-month period ended April 30, 2021, compared to the three-month period ended April 30, 2020, is attributable to an increase in registered end-users from Articulate.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. During the three months ended April 30, 2021, $1,878,228 of revenues were derived from the reselling of gaming content. During the three months ended April 30, 2020, there were no revenues from the reselling of gaming content.

Total revenues for the three-months ended April 30, 2021, and 2020 are $2,639,402 and $734,764, respectively.

Cost of goods sold

The Company currently has two distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended April 30, 2021, and 2020, cost of goods sold due to the amortization of options was $77,856 and $31,496, respectively. The increase in the cost of goods sold was due to the options issued during last financial year and this financial year. The increase in the share price has also increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognised as a cost of goods sold. During the three months ended April 30, 2021, $1,415,187 of costs were recognised. During the same period last year, there were no such costs.

Total cost of goods sold for the three-months ended April 30, 2021, and 2020 are $1,493,043 and $31,496, respectively.

General and administrative expenses

During the three months ended April 30, 2021, and 2020, general and administrative expenses were $327,711 and $110,640, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, administrative expenses, and amortization expenses on our intangible asset. The increase of general and administrative expenses was mainly due to the marketing compensation granted to one of the Company’s customers. As per the Company’s Software Services Agreement with the customer, if the customer reaches a certain amount of usage, the customer is granted marketing compensation.

General and administrative expenses – Related parties

During the three months ended April 30, 2021, and 2020, general and administrative expenses from related parties were $562,344 and $337,646, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors, back-office expenses, consulting expenses and salary expenses payable to the Company’s Directors and Management. The components of general and administrative expenses from related parties are as follows:

	Three months ended April 30,
	2021	2020
Amortization expenses of Directors’ stock options	$426,097	$259,560
Back office expense	33,000	33,000
Consulting & salary expense	103,247	45,086
Total	$562,344	$337,646

The increase in amortization expense for the three months ended April 30, 2021, compared to April 30, 2020, was due to the stock options granted to three Independent Directors under the 2018 Equity Incentive Plan; the back office expenses remained constant at $11,000 per month; and the consulting and salary expenses increased due to the increased number of Directors and increase in compensation paid to the Management.

Research and development expense

During the three months ended April 30, 2021, the research and development expense was $21,218. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. During the three months ended April 30, 2020, there was no research and development expense.

Professional fees

During the three months ended April 30, 2021, and 2020, professional fees were $93,607 and $20,388, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions relating to the Company’s NASDAQ uplisting application, which is still in review, and which increased the legal service fees for the current period compared to the prior period.

Interest expense

During the three months ended April 30, 2021, and 2020, interest expense was $0 and $6,151, respectively. The decrease of interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the three months ended April 30, 2021, and 2020, interest income was $40 and $1,296, respectively. The interest income was attributable to the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the three months ended April 30, 2021, and 2020, foreign exchange loss was $13,647 and $0, respectively. The foreign exchange loss was due to the fluctuation of the Euro against the US dollar, and as a result of certain suppliers billing the Company in Euros.

Net income

The Company had net income of $127,872 and $229,739 for the three months ended April 30, 2021, and 2020, respectively. The decrease of net income was primarily due to an increase in cost of goods sold as a result of options granted to consultants, stock-based compensation, and other expenses, as discussed in greater details above.

Liquidity and Capital Resources

	As of April 30	As of January 31
	2021	2021
Cash and cash equivalents	$11,750,489	$11,706,349
Working capital	13,756,485	13,261,937
Shareholders’ equity	13,920,959	13,261,937

	Three Months Ended April 30
	2021	2020
Cash provided by operating activities	$213,038	$258,141
Cash used in investing activities	(173,314)	-
Cash provided by (used in) financing activities	4,010	(174,254)

The Company had $11,750,489 of cash on hand at April 30, 2021 and total assets of $15,162,029 ($14,997,555 of which were current assets). The Company had total working capital of $13,756,485 as of April 30, 2021. The Company had total liabilities (which were all current liabilities) of $1,241,070 as of April 30, 2021, which mainly included $316,821 of accounts payable to related parties, $914,025 of accounts payable and accrued liabilities, and $10,000 of customer deposits.

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

See “Note 2 – Accounts Receivable – Related Party”, for a description of related party accounts receivable; “Note 5 – Intangible Assets – Software Platform”, for a description of the Company’s intangible assets; “Note 6 – Accounts Payable – Related Parties”, for a description of related party accounts payable; “Note 7 – Customer Deposits”, for a description of customer deposits; and “Note 8 – Related Party Transactions”, for a description of related party transactions, each included herein under “Item 1. Financial Statements.”

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Significant non-cash expenses for the period include stock-based compensation and imputed interest.

The Company generated cash from operating activities of $213,038 during the three months ended April 30, 2021, due primarily to $127,872 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services of $503,953 and stock issued for services of $22,000) which amounted to $525,953 during the three months ended April 30, 2021.

During the three months ended April 30, 2021, cash used in investing activities was $173,314 which was primarily due to the purchase of Global Technology Group Pty Ltd (GTG) of $115,314 and the purchase of intangible fixed assets for $58,000.

During the three months ended April 30, 2021, cash provided by financing activities was $4,010 which was primarily due to proceeds from the exercise of options.

The Company had a net increase in cash of $44,140 for the three months ended April 30, 2021, which is mostly attributable to the cash provided by operations of $213,038 offset by the investment activities of $173,314.

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

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2021. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures, due to the presence of material weaknesses in internal control over financial reporting as discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that, as of April 30, 2021, our internal controls over financial reporting were not effective:

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021, covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the Commission on April 30, 2021 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, which risk factors from the Form 10-K are incorporated by reference in this Item 1A. Risk Factors, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended April 30, 2021, and from the period from May 1, 2021 to the filing date of this Report, which have not previously been disclosed in the Form 10-K or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended April 30, 2021

None

Recent issuances of unregistered securities subsequent to our fiscal quarter ended April 30, 2021

On May 10, 2021, the Company issued 502 shares of restricted common stock to two consultants for services rendered. Each consultant was issued 251 shares.

We claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Incorporated by Reference Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
10.1	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd		8-K	10.1	3/8/2021	000-54840
10.2	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Brett Goodman and Jason Silver		10-K	10.25	4/30/2021	000-54840
10.3	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd		10-K	10.26	4/30/2021	000-54840
10.4	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021		10-K	10.27	4/30/2021	000-54840
10.5	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021		10-K	10.28	4/30/2021	000-54840
10.6	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Aaron Neill-Stevens dated March 22, 2021		10-K	10.29	4/30/2021	000-54840
10.7	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Vladislav Slava Aizenshtat dated March 22, 2021		10-K	10.30	4/30/2021	000-54840
10.8	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.		8-K	10.1	4/23/2021	000-54840
10.9	Omar Jimenez Stock Option Agreement to Purchase 50,000 shares of common stock (April 22nd, 2021)		8-K	10.2	4/23/2021	000-54840
10.10***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021		10-K	10.33	4/30/2021	000-54840
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒

101.INS*	XBRL Instance Document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒

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

GOLDEN MATRIX GROUP, INC

Dated: June 9, 2021	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: June 9, 2021	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

