Form 10-Q/A
period 2021-04-30
Golden Matrix Group, Inc.
filed 2021-09-10
CIK 1437925

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

EXPLANATORY NOTE

This Amendment No 1. to the Quarterly Report on Form 10-Q of Golden Matrix Group, Inc. (the “Company”) for the quarter ended April 30, 2021 (this “Amendment”) is being filed to amend the original Quarterly Report on Form 10-Q for the quarter ended April 30, 2021, filed by the Company with the Commission on June 9, 2021 (the “Original Report”), to (1) include Exhibit 32.2, the Certification of the Company’s Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (the Original Report was inadvertently filed with two Exhibit 32.1’s instead of one each of Exhibit 32.1 and 32.2); and (2) to include disclosure of an amendment to the employment agreement of Weiting ‘Cathy’ Feng under “Part II – Other Information — Item 5. Other Information” (which information was previously disclosed in our Annual Report on Form 10-K for the year ended January 31, 2021).

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

2

GOLDEN MATRIX GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q/A (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

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

On May 12, 2020, the Board of Directors of the Company approved a change in the Company’s fiscal year from July 31 to January 31, effective immediately. As a result thereof, the Company has presented information in this Form 10-Q/A (this “Report”), where applicable, as of April 30, 2021, for the three months ended April 30, 2021, for the year ended January 31, 2021.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021, covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

The below information has previously been disclosed in our Annual Report on Form 10-K for the year ended January 31, 2021, under “Item 9B. Other Information”, and is being included again below, under Item 5.02 of Form 8-K, solely in an abundance of caution, since such transaction occurred during the period covered by this Form 10-Q/A:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On the April 22, 2021, the employment agreement of Ms. Weiting ‘Cathy’ Feng was amended. The amendment in connection with the change in Ms. Feng’s role with the Company, from Chief Financial Officer to Chief Operating Officer. All other terms of the agreement remained the same.

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

GOLDEN MATRIX GROUP, INC.

Dated: September 10, 2021	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: September 10, 2021	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

