Form 10-Q
period 2021-07-31
Golden Matrix Group, Inc.
filed 2021-09-10
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 10, 2021, there were 23,771,031 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

•	the impact of the COVID-19 pandemic on the Company;
•	the ability of the Company to manage growth;
•	our limited operating history;
•	disruptions caused by acquisitions;
•	the Company’s reliance on its management;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships and significant portion of the Company’s revenues generated thereby, as well as conflicts of interest related thereto;
•	the potential effect of economic downturns and market conditions on the Company’s operations and prospects;
•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	the Company's lack of effective internal control over financial reporting;
•	dilution caused by efforts to obtain additional financing;
•	the effect of future regulation, the Company’s ability to comply with regulations and potential penalties in the event it fails to comply with such regulations;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
•	the dependence on current management;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•	the ability to obtain a listing of our common stock on NASDAQ Capital Market or NYSE American;
•	dilution caused by the sale of common stock or convertible securities;
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	Other risks disclosed below, and incorporated by reference in, “Risk Factors”.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc and Subsidiary
Consolidated Balance Sheets

	As of	As of
	July 31, 2021	January 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$13,879,617	$11,706,349
Accounts receivable, net	1,382,917	1,040,410
Accounts receivable – related parties	1,408,536	656,805
Prepaid expenses	60,963	410,983
Short-term deposit	60,330	-
Total current assets	16,792,363	13,814,547

Non-current assets:
Intangible assets – net of amortization of $24,131 and $0	149,869	-
Operating lease right-of-use assets	297,763	-
Total non-current assets	447,632	-
Total assets	$17,239,995	$13,814,547

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,123,757	$78,913
Accounts payable - related parties	207,668	208,521
Advances from shareholders	96	99
Accrued interest	123	123
Customer deposits	15,803	149,640
Consideration payable - related party	-	115,314
Current portion of operating lease liabilities	86,649	-
Total current liabilities	1,434,096	552,610

Non-current liabilities:
Non-current operating lease liabilities	211,915	-
Total non-current liabilities	211,915	-
Total liabilities	$1,646,011	$552,610

Shareholders’ equity:
Preferred stock, Series A: $0.00001 par value; 19,999,000 shares authorized, none outstanding	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value, 40,000,000 shares authorized, 23,769,894 and22,741,665 shares issued and outstanding, respectively	$238	$227
Additional paid-in capital	40,050,930	38,320,729
Stock payable	6,000	7,420
Stock payable – related party	-	7,420
Accumulated other comprehensive income (loss)	636	(978)
Accumulated deficit	(24,463,820)	(25,072,881)
Total shareholders’ equity	15,593,984	13,261,937
Total liabilities and shareholders’ equity	$17,239,995	$13,814,547

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2021	2020	2021	2020

Revenues	$2,694,439	$514,056	$4,663,853	$717,255
Revenues-related party	556,743	531,369	1,226,731	1,062,934
Cost of goods sold	(2,043,440)	(394,732)	(3,536,483)	(426,228)
Gross profit	1,207,742	650,693	2,354,101	1,353,961

Costs and expenses:
G&A expense	340,894	105,222	668,605	215,862
G&A expense- related party	224,266	405,373	786,610	743,019
Professional fees	63,770	46,733	157,377	67,121
Research and development expense	68,046	-	89,264	-
Total operating expenses	696,976	557,328	1,701,856	1,026,002
Gain from operations	510,766	93,365	652,245	327,959

Other income (expense):
Interest expense	-	(3,663)	-	(9,814)
Interest earned	45	232	85	1,528
Foreign exchange loss	(29,622)	(4,309)	(43,269)	(4,309)
Total other expense	(29,577)	(7,740)	(43,184)	(12,595)
Net income	$481,189	$85,625	$609,061	$315,364

Other comprehensive income
Foreign currency translation adjustment	427	-	1,614	-
Total comprehensive income	$481,616	$85,625	$610,675	$315,364

Net earnings per common share - basic	$0.02	$0.00	$0.03	$0.02
Net earnings per common share - diluted	$0.01	$0.00	$0.02	$0.01
Weighted average number of common shares outstanding - basic	23,404,205	19,032,832	23,175,644	19,001,164
Weighted average number of common shares outstanding - diluted	34,741,973	31,670,820	34,480,621	31,477,386

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Six Months Ended July 31, 2021

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Deficit	Equity
Balance at January 31, 2021	1,000	$-	22,741,665	$227	$38,320,729	$7,420	$7,420	$(978)	$(25,072,881)	$13,261,937
Fair value of options/warrants issued for services	-	-	-	-	657,362	-	-	-	-	657,362
Issuance of shares due to stock payable	-	-	4,000	-	14,840	(7,420)	(7,420)	-	-	-
Issuance of shares for services	-	-	4,608	-	34,000	6,000	-	-	-	40,000
Shares issued on exercise of options	-	-	66,666	1	4,009	-	-	-	-	4,010
Shares issued on cashless exercise of options	-	-	782,955	8	(8)	-	-	-	-	-
Shares issued for private placement	-	-	170,000	2	1,019,998	-	-	-	-	1,020,000
Cumulative translation adjustment	-	-	-	-	-	-	-	1,614	-	1,614
Net income	-	-	-	-	-	-	-	-	609,061	609,061
Balance at July 31, 2021	1,000	$-	23,769,894	$238	$40,050,930	$6,000	$-	$636	$(24,463,820)	$15,593,984

For the Three Months Ended July 31, 2021

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Deficit	Equity
Balance at April 30, 2021	1,000	$-	23,289,273	$233	$38,859,526	$6,000	$-	$209	$(24,945,009)	$13,920,959
Fair value of options/warrants issued for services	-	-	-	-	153,409	-	-	-	-	153,409
Issuance of shares due to stock payable	-	-	502	-	6,000	(6,000)	-	-	-	-
Issuance of shares for services	-	-	1,274	-	12,000	6,000	-	-	-	18,000
Shares issued on cashless exercise of options	-	-	308,845	3	(3)	-	-	-	-	-
Shares issued for private placement	-	-	170,000	2	1,019,998	-	-	-	-	1,020,000
Cumulative translation adjustment	-	-	-	-	-	-	-	427	-	427
Net income	-	-	-	-	-	-	-	-	481,189	481,189
Balance at July 31, 2021	1,000	$-	23,769,894	$238	$40,050,930	$6,000	$-	$636	$(24,463,820)	$15,593,984

For the Six Months Ended July 31, 2020

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Deficit	Equity
Balance at January 31, 2020	1,000	$-	18,968,792	$190	$27,944,652	$-	$-	$(683)	$(25,470,961)	$2,473,198
Fair value of options/warrants issued for services	-	-	-	-	658,625	-	-	-	-	658,625
Issuance of shares for services	-	-	66,667	-	37,000	-	-	-	-	37,000
Imputed interest	-	-	-	-	7,753	-	-	-	-	7,753
Reverse split rounding up	-	-	3,639	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	315,364	315,364
Balance at July 31, 2020	1,000	$-	19,039,098	$190	$28,648,030	$-	$-	$(683)	$(25,155,597)	$3,491,940

For the Three Months Ended July 31, 2020

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Deficit	Equity
Balance at April 30, 2020	1,000	$-	18,968,792	$190	$28,239,999	$37,000	$-	$(683)	$(25,241,222)	$3,035,284
Fair value of options/warrants issued for services	-	-	-	-	367,569	-	-	-	-	367,569
Issuance of shares for services	-	-	66,667	-	37,000	(37,000)	-	-	-	-
Imputed interest	-	-	-	-	3,462	-	-	-	-	3,462
Reverse split rounding up	-	-	3,639	-	-	-	-	-	-	-
Net income	-		-	-	-	-		-	85,625	85,625
Balance at July 31, 2020	1,000	$-	19,039,098	$190	$28,648,030	$-	$-	$(683)	$(25,155,597)	$3,491,940

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
	July 31,
	2021	2020
Cash flows from operating activities:
Net income	$609,061	$315,364
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock option issued for services	657,362	658,625
Fair value of shares issued for services	40,000	37,000
Amortization expense	24,131	-
Imputed interest	-	7,753

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(352,739)	106,242
(Increase) decrease in accounts receivable – related party	(747,731)	(115,184)
(Increase) decrease in prepaid expense	344,710	(10,658)
(Increase) decrease in short-term deposit	(62,760)	-
(Increase) decrease in operating lease assets	16,603	-
Increase (decrease) in accounts payable and accrued liabilities	993,415	266,444
Increase (decrease) in accounts payable – related party	(345)	156,951
Increase (decrease) in customer deposit	(133,603)	5,000
Increase (decrease) in operating lease liabilities	(15,770)	-
Increase (decrease) in accrued interest	-	(38,614)
Net cash provided by operating activities	$1,372,334	$1,388,923

Cash flows from investing activities:
Cash paid for purchase of GTG	(115,314)	-
Cash paid for purchase of intangible assets	(116,000)	-
Net cash used in investing activities	$(231,314)	$-

Cash flows from financing activities:
Repayments on settlement payable – related party	-	(135,697)
Repayments on notes payable	-	(30,000)
Repayments on promissory note – related party	-	(174,254)
Proceeds from sale of stock	1,020,000	-
Proceeds from option exercise	4,010	-
Net cash provided by (used in) financing activities	$1,024,010	$(339,951)

Effect of exchange rate changes on cash	8,238	-

Net increase in cash and cash equivalents	2,173,268	1,048,972
Cash and cash equivalents at beginning of year	11,706,349	1,856,505
Cash and cash equivalents at end of the quarter	$13,879,617	$2,905,477

Supplemental cash flows disclosures
Interest paid	-	$40,676
Tax paid	-	-
Supplemental disclosure of non-cash activities
Cashless exercise of options	$8	$-
Share issued for services from stock payable	$7,420	$-
Share issued for services from stock payable – related party	$7,420	$-
Initial ROU asset and lease liability	$329,254	$-

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. And Subsidiary

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - Basis of Presentation and Accounting Policies

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiary, collectively (“Golden Matrix”, “GMGI” “we”, “our”, “us”, or “Company”) is incorporated and registered in the State of Nevada and operates as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators.

The Company operates in the business-to-business (“B2B”) segment where it develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region.

The Company has developed a proprietary Internet gambling enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”), Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

The GM-X System turn-key solution (including modular, configurable and scalable gaming platforms), is a complete software package for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offers a full suite of tools and features for successfully operating and maintaining an online gaming website, from player registration to user management and content management.

On May 12, 2020, the Board of Directors of the Company approved a change in the Company’s fiscal year from July 31 to January 31, effective immediately. As a result, thereof, the Company has presented information in this Form 10-Q (this “Report”), where applicable, as of July 31, 2021, for the six months ended July 31, 2021, and for the year ended January 31, 2021.

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

The Company is required to have a recognized business-to-business (B2B) gambling license in order to acquire certain gaming content. Currently the Company is not required to have a gaming license for the resale of its GM-X System or third-party content to operators in the jurisdictions in which it currently conducts business, however as the Company expands its global distribution licensing, regulatory requirements will be required.

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

The results of operations for the six months ended July 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending January 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Technology Group Pty Ltd. All intercompany transactions and balances have been eliminated.

Business Combination - Common Control Asset Acquisition

A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company, then wholly-owned by Mr. Anthony Brian Goodman, the Company’s Chief Executive Officer. Mr. Goodman is also a controlling party of the Company via his stock holding in Luxor Capital, LLC, which has a controlling vote of greater than 50% of the Company. As such the acquisition of GTG was a common control acquisition.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at July 31, 2021 and January 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2021 and January 31, 2021, the allowance for doubtful accounts was $168,557 and $168,557, respectively. During the six months ended July 31, 2021, there was no bad debt expense recorded.

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

Impairment of Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.	Significant underperformance compared to historical or projected future operating results;
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $24,131 and $0 during the six months ended July 31, 2021 and 2020, respectively.

Revenue Recognition

The Company currently has two distinctive revenue streams: one is generated via usage of the Company’s software and the other is a royalty charged on the use of third-party gaming content.

1.	For the usage of the Company’s software, the Company charges gaming operators primarily via Gaming Distributors for the use of its unique IP and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

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

The following table sets forth the calculation of basic and diluted net earnings per share for the periods ended July 31, 2021 and 2020. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect in the marketplace on June 26, 2020:

	For the three months ended		For the six months ended
	July 31,		July 31,
	2021	2020	2021	2020

Basic earnings per common share
Numerator:
Net income available to common shareholders	$481,189	$85,625	$609,061	$315,364
Denominator:
Weighted average common shares outstanding	23,404,205	19,032,832	23,175,644	19,001,164

Basic earnings per common share	$0.02	$0.00	$0.03	$0.02

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$481,189	$85,625	$609,061	$315,364
Denominator:
Weighted average common shares outstanding	23,404,205	19,032,832	23,175,644	19,001,164
Preferred shares	1,000	1,000	1,000	1,000
Warrants/Options	11,336,768	12,626,852	11,303,977	12,465,086
Convertible debt	-	10,136	-	10,136
Adjusted weighted average common shares outstanding	34,741,973	31,670,820	34,480,621	31,477,386

Diluted earnings per common share	$0.01	$0.00	$0.02	$0.01

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

Financial instruments consist principally of cash, accounts receivable, prepaid expenses, intangible assets, accounts payable, accrued liabilities, and customer deposits. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

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

For public business entities (PBEs), the amendments in ASU 2018-07 were effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption was permitted if financial statements had not yet been issued (for PBEs), but no earlier than an entity’s adoption date of ASC 606, which the Company adopted during the fiscal year ended July 31, 2019. If early adoption was elected, all amendments in the ASU that apply must have been adopted in the same period. In addition, if early adoption is elected in an interim period, any adjustments were required to be reflected as of the beginning of the fiscal year that includes that interim period.

The Company adopted ASU 2018-07 and adjusted the share-based compensation costs during the fiscal year ended July 31, 2019. The Company’s management believes the new standard can best represent the Company’s operating results.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

Note 2 – Accounts Receivable – Related Party

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $1,408,536 and $656,805 as of July 31, 2021 and January 31, 2021, respectively.

Note 3 – Prepaid Expenses

The prepaid expenses mainly include credits from our supplier, retainer paid to our corporate attorney, prepaid national press releases, subscription of investor relation feeds, and a one-year Gaming License fee.

Note 4 – Short-term Deposits

Short-term deposits represent a deposit required for the new office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $115,265 ($148,902 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $60,330 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, has a one-year maturity and earns 0.25% interest per year.

As of July 31, 2021, the Company recognized $297,763 of operating lease right-of-use asset, $86,649 of current operating lease liability and $211,915 of non-current operating lease liability related to the aforementioned lease.

Note 5 – Asset Acquisition – Related Party

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, CEO of the Company and also the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (GTG). Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG. On March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

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

Note 6 – Intangible Assets – Software Platform

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay a minimum of three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. As part of the Asset Purchase Agreement, the Company entered into consulting agreements with two principals of Gamefish.

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. Amortization expense related to website development costs and intangible assets was $24,131 and $0 for the six months ended July 31, 2021, and 2020, respectively. Accumulated amortization was $24,131 and $0 as of July 31, 2021, and January 31, 2021, respectively.

Note 7 – Accounts Payable – Related Parties

The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. Accounts payable to related parties was $207,668 and $208,521 as of July 31, 2021, and January 31, 2021, respectively.

Note 8 – Customer Deposits

The Company has two sources of customer deposits.

One source of deposits is from the Company’s new customers participating in the Progressive Jackpot Games. The client will be required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. The Progressive Contribution Fees are a percentage of each player’s wager that is made on a Progressive Game. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. A total of $15,803 and $5,000 of customer deposits is from this source as of July 31, 2021 and January 31, 2021, respectively.

The other source of deposits is the payment from customers in advance of any use of gaming content. As the gaming content is utilized by the customers, revenues are recognized. A total of $0 and $144,640 of customer deposits is from this source as of July 31, 2021 and January 31, 2021, respectively.

Note 9 – Related Party Transactions

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee due thereunder could be settled in shares. During the six months ended July 31, 2021, and 2020, the total consulting fees to Mr. Goodman were $0 and $46,111, respectively and there were no consulting fees payable to Mr. Goodman as of July 31, 2021 and January 31, 2021.

The Consulting Service Agreement with Mr. Goodman was terminated when the Company entered into an Employment Agreement with Mr. Goodman on October 26, 2020.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. Beginning July 1, 2021, the superannuation is 10% of the salary pursuant to Australian law. As of July 31, 2021, and January 31, 2021, total wages payable to Mr. Goodman were $46,650 and $38,769, respectively, and the superannuation payable was $10,605 and $3,683, respectively.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase shares of common stock to Anthony Brian Goodman.

On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022. More details of the options are covered in “Note 10 – Equity”.

Weiting ‘Cathy’ Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its then Chief Financial Officer, Weiting ‘Cathy’ Feng. Pursuant to the Agreement, the consulting fee payable thereunder could be settled in shares. During the six months ended July 31, 2021, and 2020, the total consulting fees to Ms. Feng were $0 and $46,111, respectively and consulting fees payable to Ms. Feng as of July 31, 2021 and January 31, 2021 were $0 and $97,692, respectively.

The Consulting Service Agreement with Ms. Feng was terminated when the Company entered into an Employment Agreement with Ms. Feng on October 26, 2020.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. Beginning July 1, 2021, the superannuation is 10% of the salary pursuant to the Australian law. As of July 31, 2021, and January 31, 2021, total wages payable to Ms. Feng were $38,875 and $32,308, respectively and the superannuation payable was $8,838 and $3,069, respectively.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018, and September 16, 2019, the Company granted options to purchase shares of common stock to Weiting ‘Cathy’ Feng.

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weitling Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022. More details of the options are covered in “Note 10 – Equity”.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney in the amount of $2,000 per month payable in arears and to grant Mr. McChesney options to purchase 100,000 shares of common stock in connection with his appointment. During the six months ended July 31, 2021, and 2020, total consulting fees to Mr. McChesney were $12,000 and $6,000. As of July 31, 2021, and January 31, 2021, the amount payable to Mr. McChesney was $0. More details regarding the options are covered in “Note 10 – Equity”.

Murray G. Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith in the amount of $2,000 per month payable in arears and to grant Mr. Smith options to purchase 100,000 shares of common stock in connection with his appointment. During the six months ended July 31, 2021, and 2020, total consulting fees to Mr. Smith were $12,000 and $0. As of July 31, 2021, and January 31, 2021, the amount payable to Mr. Smith was $0. More details regarding the options are covered in “Note 10 – Equity”.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston in the amount of $2,000 per month payable in arears and to grant Mr. Johnston options to purchase 100,000 shares of common stock in connection with his appointment. During the six months ended July 31, 2021, and 2020, total consulting fees to Mr. Johnston were $12,000 and $0. As of July 31, 2021, and January 31, 2021, the amount payable to Mr. Johnston was $0. More details regarding the options are covered in “Note 10 – Equity”.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman agreed to provide consulting services assisting the Company with building a Peer-to-Peer gaming system. The consultant will be paid $3,000 per month.

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the Company determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, the Company agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate) (which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recognized during the fiscal year ended January 31, 2021. The Company also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

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

On June 30, 2021, the Back Office Services Agreement was cancelled. During the six months ended July 31, 2021, and 2020, total Back Office Services fees to Articulate were $55,000 and $66,000. As of July 31, 2021, and January 31, 2021, the amount payable to Articulate for Back Office Services was $77,575 and $33,000.

(b) License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the six months ended July 31, 2021, and 2020, revenues from Articulate were $1,226,731 and $1,062,934. As of July 31, 2021, and January 31, 2021, the amount receivable from Articulate was $1,408,536 and $656,805.

(c) Prepaid deposit paid to Skywind Services IOM Ltd (“Skywind”) by Articulate on behalf of Global Technology Pty Ltd (“GTG”).

Articulate had a prepaid deposit in favor of Skywind in the amount of $43,569 (35,928 EUR). Articulate allowed GTG to utilize the prepaid deposits in order that GTG be able to operate and utilize the Progressive Jackpot games. On February 18, 2021, the Company recorded an accounts payable of $43,569 to Articulate. On July 29, 2021, the Company paid an equivalent of $42,464 to Articulate to settle the accounts payable based on the exchange rate on the same date.

Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company), to be granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vest on the six month anniversary of the entry into the Consulting Agreement, subject to Mr. Jimenez’s continued service to the Company, and have a term of two years. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options. During the six months ended July 31, 2021, and 2020, total consulting fees to Mr. Jimenez were $41,250 and $0. As of July 31, 2021, and January 31, 2021, the amount payable to Mr. Jimenez was $12,500 and $0. More details regarding the options are covered in “Note 10 – Equity”.

Note 10 - Equity

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

As of July 31, 2021, 19,999,000 Series A preferred shares and 1,000 Series B Voting Preferred Stock shares of par value $0.00001 were designated, of which no Series A shares were issued and outstanding and 1,000 Series B Voting Preferred Stock shares were issued and outstanding.

Common Stock

(a) Reverse Stock Split

On May 6, 2020, the Company issued 66,667 shares of common stock to James Caplan for services rendered, in connection with an Addendum to Corporate Communication and Investor Relations Program entered into on March 20, 2020. The shares were recorded at their market value of $37,000.

On April 27, 2020, the Company filed a Certificate of Change Pursuant to NRS 78.209 with the Nevada Secretary of State pursuant to which we affected a reverse stock split of our authorized and issued and outstanding common stock in a ratio of 1-for-150. As a result of such filing, our authorized shares of common stock decreased from 6 billion to 40 million and our issued and outstanding shares of common stock decreased in a ratio of 1-for-150. All fractional shares of common stock remaining after the reverse split were rounded up to the nearest whole share. Pursuant to Section 78.207(1) of the Nevada Revised Statutes (“NRS”), shareholder approval was not required for this transaction. The Certificate of Change was effective with the Financial Industry Regulatory Authority (FINRA) on June 26, 2020. The reverse stock split had no effect on the par value of the common stock. The number of authorized shares of common stock was reduced to 40,000,000. All issued and outstanding shares of common stock were reduced at a ratio of 1 share for every 150 shares of common stock outstanding. All fractional shares were rounded up to the next whole number. As a result, 3,639 shares of common stock were issued due to the rounding up of fractional shares.

(b) Stock Purchase Agreement

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

(c) Private Placement and Subsequent Warrant Exercise

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

(d) Private Placement, Subsequent Warrant Exercise and Warrant Amendment

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

From April 26, 2021, to May 7, 2021 (the “Triggering Date”) (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $10.00 per share. However, as the total number of shares of common stock issuable upon exercise of the Warrants would have exceeded 4.999% of the Company’s common stock, and as an accommodation to the holder of the Warrants, on May 11, 2021, the Company agreed to provide the holder 61 days from the Triggering Date to exercise the Warrants, and as a result the holder had until July 11, 2021 to exercise such Warrants.

On July 9, 2021, the holder exercised a portion of the Warrant to purchase 170,000 shares of the of the Company’s common stock at $6.00 per share and paid the Company $1,020,000 in connection with such exercise and funds were received by the Company in a total amount of $1,019,982 ($1,020,000 less $18 in bank charges) on July 14, 2021. The Company issued the holder 170,000 shares of common stock in connection with such exercise.

On July 14, 2021, and effective on June 6, 2021, the Company and the holder of the Warrants entered into an Agreement to Amend and Restate Common Stock Purchase Warrant (the “Amendment Agreement”), whereby, in consideration for the holder exercising a portion of the Warrants (warrants to purchase 170,000 shares of common stock, as described above), and as an accommodation to the holder, due to the fact that Warrants did not contemplate a situation where a Triggering Event would result in the holder holding over 4.999% of the Company’s outstanding common stock, the parties agreed to enter into an Amended and Restated Common Stock Purchase Warrant, effective as of June 6, 2021, amending, restating and replacing the prior Warrant Agreement, and evidencing the right of the holder to purchase 830,000 shares of common stock of the Company (the original 1,000,000 shares less the portion of the Warrants previously exercised)(the “Amended and Restated Warrants”) to remove the Trigger Event and to fix the expiration date thereof as of November 11, 2022. The other terms of the prior Warrant Agreement were not changed.

(e) Business Consultant Agreements

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

During the six months ended July 31, 2021, thirteen consultants exercised their options. As a result, 66,666 shares were issued on cash exercise of the options and 782,955 shares were issued on cashless exercise of the options. More details regarding the options are discussed under “Stock Option Plan” below.

During the six months ended July 31, 2021, 2,000 shares were issued to Brett Goodman, the son of the Company’s Chief Executive Officer, due to stock payable; 2,000 shares were issued to Jason Silver due to stock payable; and 4,608 shares were issued for services rendered based on the average market value of $34,000 in total.

As of July 31, 2021, 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 23,769,894 shares were issued and outstanding.

Option Extension

On June 29, 2021, the Company agreed to extend the exercise period of certain stock options granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, Weitling Feng, the Company’s Chief Operating Officer, and an external consultant of the Company (collectively the “Optionees”), which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to the Optionees until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to the external consultant at an exercise price of $0.06 per share, options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman at an exercise price of $0.066 per share, and options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng at an exercise price of $0.06 per share. The Company recorded a total of $2,069 of expenses due to the option extension.

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(a) External Consultants:

On January 3, 2018, the Company granted stock options to nine external consultants, with each of them being granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the grant date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock price volatility of 273%. During the financial year 2018, three of the consultants resigned, and their options were forfeited. During the financial year 2019, another two of the consultants resigned with one-third of their options vested and the remaining two-thirds of their options forfeited. Excepting the forfeited options, the fair value of the stock options above was $55,425 in total on the grant date. During the six months ended July 31, 2021, options to purchase 399,998 shares of common stock were exercised:

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

•

On June 28, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 445 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,222 shares were issued.

•

On June 28, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 445 shares were surrendered to the Company to pay for the aggregate exercise price of the options and66,222 shares were issued.

During the six months ended July 31, 2021, and 2020, the amortization expense was $0 and $7,945, respectively, which was recorded as cost of goods sold. As of July 31, 2021, all the options for the six remaining consultants were vested and exercised, and the unamortized balance was $0.

On March 15, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On September 1, 2020, the consultant exercised options to purchase 933,334 shares of common stock in a cashless exercise pursuant to which 9,257 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 924,077 shares were issued. On June 29, 2021, the Company extended the expiration date of the options granted to the consultant until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to him at an exercise price of $0.06 per share. The Company recorded a total of $123 of cost of goods expense due to the exercise period being extended. During the six months ended July 31,2021 and 2020, the amortization expense was $123 and $7,768, respectively, which was recorded as cost of goods sold. As of July 31, 2021, all the options were vested, 466,666 options were not exercised, and the unamortized balance was $0.

On August 3, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.12 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is January 31, 2022. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 184%. On February 18, 2021, the consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 2,832 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,502 shares were issued. During the six months ended July 31, 2021 and 2020, the amortization expense was $3,641 and $3,696, respectively, which was recorded as cost of goods sold. As of July 31, 2021, all the options were vested, 66,666 options were not exercised, and the unamortized balance was $0.

On November 28, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.165 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, an exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 176%. On November 29, 2020, the consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 3,099 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,235 shares were issued. During the six months ended July 31, 2021 and 2020, the amortization expense was $1,662 and $6,797, respectively, which was recorded as cost of goods sold. As of July 31, 2021, 66,667 options were not vested, and the unamortized balance was $3,269.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant. The consultant was granted options to purchase 100,000 shares of common stock of the Company at an exercise price of $0.33 per share with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, by Board resolution. The Company recorded a total of $46 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. On April 5, 2021, the consultant exercised options to purchase 100,000 shares of common stock in a cashless exercise pursuant to which 5,077 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 94,923 shares were issued. During the six months ended July 31, 2021, and 2020, the amortization expense was both $0. As of July 31, 2021, all the options were exercised, and there was no remaining unamortized balance.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant. The consultant was granted options to purchase 53,334 shares of common stock of the Company with an exercise price of $0.33 per share, with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, by Board resolution. The Company recorded a total of $25 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. On April 5, 2021, the consultant exercised options to purchase 53,334 shares of common stock in a cashless exercise pursuant to which 2,708 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 50,626 shares were issued. During the six months ended July 31, 2021, and 2020, the amortization expense was both $0. As of July 31, 2021, all of the options were exercised, and there was no remaining unamortized balance.

On June 11, 2019, the Company granted stock options to two external consultants. Each consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.48 per share, and a vesting period of three years, vesting 33% on each anniversary of the grant, for three years. The expiration date is December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48 per share, time to maturity of 3.5 years, and stock volatility of 130%. As of July 31, 2021, options to purchase 266,668 shares of common stock were exercised:

•

On September 1, 2020, options to purchase 66,667 shares of common stock were exercised in a cashless exercise pursuant to which 5,290 shares were surrendered to pay for the aggregate exercise price of the options and 61,377 shares were issued.

•

On November 16, 2020, options to purchase 66,667 shares of common stock were exercised in a cashless exercise pursuant to which 5,104 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 61,563 shares were issued.

•

On July 7, 2021, options to purchase 66,667 shares of common stock were exercised in a cashless exercise pursuant to which 3,833 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 62,834 shares were issued.

•

On July 21, 2021, options to purchase 66,667 shares of common stock were exercised in a cashless exercise pursuant to which 4,342 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 62,325 shares were issued.

During the six months ended July 31, 2021 and 2020, the amortization expense was $24,875 and $25,013, respectively, which was recorded as cost of goods sold. As of July 31, 2021, 133,332 options were not vested, and the unamortized balance was $43,291.

On March 16, 2020, the Company granted stock options to an external consultant. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 33% for the first two half year periods and 33% for the remaining one year. The expiration date is September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 2.5 years, and stock volatility of 88.16%. On September 17, 2020, the consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 6,200 shares were surrendered to pay for the aggregate exercise price of the options and 60,467 shares were issued. On October 2, 2020, the consultant terminated the consulting agreement with the Company. As such, the unvested options were all forfeited. During the six months ended July 31, 2020 and 2021, the amortization expense was $0 and $5,625, respectively, which was recorded as cost of goods sold. As of July 31, 2021, all the vested options were exercised and there were no unvested options and no remaining unamortized balance.

On March 16, 2020, the Company granted stock options to two external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88%. During the six months ended July 31, 2021, and 2020, the amortization expense was $14,417 and $10,913, respectively, which was recorded as cost of goods sold. As of July 31, 2021, 100,000 of the options were vested without being exercised, 100,000 options were not vested, and the remaining unamortized balance was $18,161.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $1.74 per share, with a vesting period of two and a half years, vesting 33% at the end of the first half year and 33% on each anniversary of the grant date, for the next two years. The expiration date is June 18, 2023. The fair value of each of the stock options was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. During the year ended January 31, 2021, one consultant resigned with one third of the options vested. During the six months ended July 31, 2021, two consultants resigned with one-third of their options vested. As of July 31, 2021, options to purchase 66,668 shares of common stock were exercised:

•

On July 18, 2021, options to purchase 33,334 shares of common stock were exercised in a cashless exercise pursuant to which 7,713 shares were surrendered to pay for the aggregate exercise price of the options and 25,621 shares were issued.

•

On July 18, 2021, options to purchase 33,334 shares of common stock were exercised in a cashless exercise pursuant to which 7,713 shares were surrendered to pay for the aggregate exercise price of the options and 25,621 shares were issued.

During the six months ended July 31, 2021 and 2020, the amortization expense was $18,705 and $17,603, respectively, which was recorded as cost of goods sold. As of July 31, 2021, 199,998 options were forfeited, 166,670 options were vested, 133,332 options were not vested, and the remaining unamortized balance was $68,949.

On March 23, 2021, the Company granted stock options to two external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $5.49 per share, with a vesting period of two and a half years, vesting 30% on September 23, 2021, 30% on September 23, 2022, and 40% on September 23, 2023. The expiration date is March 23, 2024. The fair value of each of the stock options was $361,000 on the grant date based on the share price of $5.49 on the grant date, exercise price of $5.49, time to maturity of 3 years, and stock volatility of 109%. During the six months ended July 31, 2021, and 2020, the amortization expense was $102,692 and $0, respectively, which was recorded as cost of goods sold. As of July 31, 2021, none of the options were vested, and the remaining unamortized balance was $619,308.

The cost of sales related to the options was $166,115 and $88,828 in total for the six months ended July 31, 2021 and 2020, respectively.

(b) Directors and Management:

On January 3, 2018, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 5,400,000 shares of common stock of the Company with an exercise price of $0.066 per share, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018, based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company extended the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Mr. Goodman, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Mr. Goodman until December 31, 2022, which covered options to purchase 5,400,000 shares of common stock previously granted to Mr. Goodman at an exercise price of $0.066 per share. During the six months ended July 31, 2021, $1,579 of amortization expense was recorded due to the extension of the options’ expiration date, and during the six months ended July 31, 2020, no amortization expense related to the options was recorded. As of July 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On January 3, 2018, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Ms. Feng, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Ms. Feng until December 31, 2022, which covered options to purchase 1,400,000 shares of common stock previously granted to Ms. Feng at an exercise price of $0.06 per share. During the six months ended July 31, 2021, $368 of amortization expense was recorded due to the extension of the options’ expiration date, and during the six months ended July 31, 2020, no amortization expense related to the options was recorded. As of July 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,221,862 on September 19, 2019, based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 110%. During the six months ended July 31, 2021, and 2020, the amortization expense was $102,659 and $413,554, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. As of July 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 700,000 shares of common stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $328,855 on September 19, 2019, based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 110%. During the six months ended July 31, 2021, and 2020, the amortization expense was $27,630 and $111,199, respectively, which was recorded as stock-based compensation included in the G&A expense – related party. As of July 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vested in three installments as follows: 50% on July 27, 2020, 25% on October 27, 2020, and 25% on January 27, 2021. The fair value of the stock options was $79,966 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 3.5 years, and stock volatility of 77%. During the six months ended July 31, 2021, and 2020, the amortization expense was $0 and $45,044, respectively, which was recorded as stock-based compensation included in the G&A expense – related party. As of July 31, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $252,350 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 3.5 years, and stock volatility of 107%. During the six months ended July 31, 2021, and 2020, the amortization expense was $62,739 and $0, respectively, which was recorded as stock-based compensation included in the G&A expense – related party. As of July 31, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $433,096 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 3.44 years, and stock volatility of 106%. During the six months ended July 31, 2021, and 2020, the amortization expense was $107,676 and $0, respectively, which was recorded as stock-based compensation included in the G&A expense – related party. As of July 31, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On April 22, 2021, the Company granted stock options to its Chief Financial Officer / Chief Compliance Officer, Omar Jimenez, to purchase 50,000 shares of common stock of the Company with an exercise price of $9.91 per share and a vesting period of six months. The options vest in two installments as follows: 50% on April 22, 2021, and 50% on the six-month anniversary of the grant date. The fair value of the stock options was $243,911 on April 22, 2021 based on the share price of $9.91, exercise price of $9.91, time to maturity of 1.5 years, and stock volatility of 108%. During the six months ended July 31, 2021 and 2020, the amortization expense was $188,598 and $0, respectively, which was recorded as stock-based compensation included in G&A expense – related party. As of July 31, 2021, 25,000 options were vested without being exercised, and the remaining unamortized balance was $55,313.

The stock-based compensation related to options was $491,247 and $569,797, in total for the six months ended July 31, 2021 and 2020, respectively.

Note 11 – Commitments and Contingencies

Operating Lease Commitments:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under such guidance, lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard was adopted using a modified retrospective approach. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $115,265 ($148,902 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law. As of July 31, 2021, the Company recognized $297,763 of operating lease right-of-use asset and $86,649 of current operating lease liability and $211,915 of non-current operating lease liability.

Note 12 – Subsequent Events

On August 9, 2021, the Company issued 868 shares of restricted common stock to two consultants for services rendered. Each consultant was issued 434 shares.

On August 11, 2021, the Company issued 269 shares of restricted common stock for services rendered.

On August 25, 2021, the Company first became aware of a default judgment entered against the Company (under its former name Source Gold Corp.), pursuant to an action filed against the Company by NPNC Management LLC (“NPNC”), in the Eighth Judicial District Court of Clark County, Nevada (Case No: A-15-716733-C). The action was originally filed on April 9, 2015, with the default judgment originally granted on November 3, 2015, which default judgment was renewed on August 24, 2021. The default judgment is in the amount of $42,485, plus interest at 18% per annum.

The Company was unaware of the prior default judgment until August 25, 2021, and has no knowledge of any liability, contracts with, or amounts due to, NPNC. The Company has asked NPNC to provide further details regarding the claims, failing which the Company plans to engage a Nevada litigation attorney to contest the claim.

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

On May 12, 2020, the Board of Directors of the Company approved a change in the Company’s fiscal year from July 31 to January 31, effective immediately. As a result, thereof, the Company has presented information in this Report, information where applicable, as of January 31, 2021, for the fiscal year ended January 31, 2021, for the six-month transition period ended January 31, 2020, and for the fiscal years ended July 31, 2019 and 2018.

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

All dollar amounts in this Report are in U.S. dollars unless otherwise stated. References to EUR refer to Euros, references to GBP refer to pounds sterling and references to AUD refer to Australian dollars.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended July 31, 2021, and 2020.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, convertible promissory notes and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report are those that depend most heavily on these judgments and estimates. As of July 31, 2021, there had been no material changes to any of the critical accounting policies contained therein.

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

Our customers are primarily gaming Distributors and licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors and gaming operators. The Company provides business-to-business services and products and does not deal directly with players.

We derive revenues primarily from licensing fees received from gaming operators, in most cases via gaming Distributors located in the Asia Pacific (APAC) region that utilize the Company’s technology.

As of July 31, 2021, our systems had over 4.6 million registered players and a total of more than 488 unique casino and live game operations within all of our platforms including our GM-X, Turnkey Solution, and White Label Solutions.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more Distributors.

As described above, our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming Distributors and gaming operators on a regular basis and we anticipate that our current gaming Distributors and gaming operators will continue to grow.

Our objective in managing our resources is to ensure that we have sufficient liquidity to fund our operations and meet our growth objectives while maximizing returns to shareholders. Liquidity is necessary to meet (i) the working capital needs of our operations, (ii) fund our growth and expansion plans, and (iii) consummate strategic acquisitions. We have met, and plan to continue to meet, our cash requirements through our operations and sales of equity securities. As to the funding of strategic acquisitions, we may issue debt in addition to raising funds through the sales of the Company’s capital stock.

The COVID-19 pandemic has not had a material impact on our business and we expect our business to be resilient through the pandemic. We have continued operations, supported our online products and customers, and grown our sales, while our employees and consultants work remotely. Notwithstanding the aforementioned, we have experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic.

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

•	Expanding our global reach by securing new gaming Distributors, casino and sportsbook operator customers in existing and newly regulated markets.

•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.

•	Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. We plan to launch our E-sport portfolio in the third quarter of 2021.

•

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate. We are also exploring the opportunity to selectively acquire independent slot development studios in order to launch our own proprietary games on our platform.

The Company does not intend to make significant investments (except for potential acquisitions, none of which are currently pending) to support our business growth strategy. We believe that our business model is highly scalable and our existing resources can be leveraged to (i) develop new offerings and features, (ii) enhance our existing platform, and (iii) improve our operating infrastructure.

The Company may face significant costs with respect to legal fees incurred in the applications for licenses, continued regulatory requirements, and legal representation.

To acquire complementary businesses and technologies, we may need to pursue equity or debt financings to secure additional funds. Our ability to obtain additional capital, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may acquire other businesses, and our business may be detrimentally affected if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we intend to make acquisitions of new or complementary businesses, products, brands, or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required financing or regulatory approvals, and therefore we may be unable to complete such acquisitions or strategic investments on favorable terms. We may pursue acquisitions that our investors may not agree with and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, if we fail to successfully close transactions, integrate new technology or operational teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed.

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

As shown in our results of operations herein, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on our business from the coronavirus pandemic could include: (i) changing demand for our products and services; (ii) rising bottlenecks in our supply chain; and (iii) increasing contraction in the capital markets. At this time, we believe that it is premature to determine the potential impact on our business prospects from these or any other factors that may be related to the coronavirus pandemic; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

Currently we believe that we have sufficient cash on hand, and the ability to raise additional funding, or borrow additional funding, as needed, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Recent Events

Asset Purchase Agreement

On March 1, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay a minimum of three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. The purchase was also contingent on the Company entering into mutually acceptable consulting agreements with two principals of Gamefish.

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

In connection with such appointment, Mr. Anthony Brian Goodman, the President Chief Executive Officer and member of the Board of Directors of the Company, ceased serving as the Principal Accounting/Financial Officer of the Company on the Annual Report Filing Date, provided that Mr. Goodman continues to serve as the Chief Executive Officer, President and Principal Executive Officer of the Company. Additionally, in connection with such appointment, Weiting ‘Cathy’ Feng, who served as Chief Financial Officer and director of the Company prior to Mr. Jimenez’s appointment, ceased serving as Chief Financial Officer, and will serve as Chief Operating Officer and director of the Company moving forward.

Licensing Agreement

On June 28, 2021, we entered into a Software Licensing Agreement (the “Licensing Agreement”) with Fantasma Games AB (Nasdaq First North Growth Market: FAGA; Stockholm: FAGA:SS) (“Fantasma”), a company incorporated in Sweden, pursuant to which the Company acquired a license to host Fantasma’s portfolio of casino betting games. Under the terms of the Licensing Agreement, Fantasma granted us a limited, worldwide, non-exclusive, non-transferable, and non-sublicensable license (unless otherwise stated in the agreement) to integrate Fantasma’s portfolio of casino betting games on the online gaming platforms that the Company designs and develops for itself and/or on behalf of operators and allow the users to access and play the games. The agreement contains various representations and warranties of the parties, confidentiality obligations, limitations and exclusion of liability of Fantasma. Pursuant to the Licensing Agreement, Fantasma will provide a portfolio of casino betting games and will also provide various services to the Company.

The Licensing Agreement requires the Company to pay Fantasma the Monthly License Fee to be calculated as a certain percentage of the monthly Net Gaming Revenue (NGR) generated by the betting games. In Asian countries, different percentages will apply based on different range of monthly NGR generated by the betting games. In non-Asian countries, the Monthly License Fee will be on an ad hoc basis. The Licensing Agreement continues until or unless terminated in accordance with the agreement.

RESULTS OF OPERATIONS

Three months ended July 31, 2021, compared to the three months ended July 31, 2020.

Revenues

The Company currently has two distinctive revenue streams.

1) The Company charges gaming Distributors and gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended July 31, 2021, the Company generated $575,049 of revenues from its unique IP and technology systems, including $556,743 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. During the three months ended July 31, 2020, the Company generated $634,870 revenues from its unique IP and technology systems, of which $531,369 was from Articulate.

The decrease of $59,821 in revenues from use of IP in the three-month period ended July 31, 2021, compared to the three-month period ended July 31, 2020, was mainly due to the loss of certain major operators from our third-party customers, which was offset by an increase in revenues from Articulate over the same period.

2) Since June 2020, the Company has been contracting with clients to become resellers of gaming content. During the three months ended July 31, 2021 and 2020, revenues derived from the reselling of gaming content were $2,676,133 and $410,555, respectively. The increase of $2,265,578 in revenues from the resale of gaming content in the three-month period ended July 31, 2021, compared with the three months ended July 31, 2020, was attributable to an increased number of customers and registered players with our customers.

Total revenues for the three months ended July 31, 2021, and 2020 were $3,251,182 and $1,045,425, respectively. Revenues from the usage of the Company’s systems for the three months ended July 31, 2021, and 2020 were $575,049 and $634,870, respectively. Revenues from resales for the three months ended July 31, 2021, and 2020 were $2,676,133 and $410,555, respectively.

Cost of goods sold

The Company currently has two distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended July 31, 2021, and 2020, cost of goods sold due to the amortization of options was $88,259 and $57,332, respectively. The increase in the cost of goods sold was due to 200,000 additional options to purchase shares of common stock granted to two consultants on March 23, 2021, with an exercise price of $5.49 per share and an expiration date is March 23, 2024, subject to certain vesting terms. Also, the increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended July 31, 2021, and 2020, cost of goods sold due to the usage of gaming content was $1,955,181 and $337,400, respectively. The increase of $1,617,781 in cost of goods sold from the resale of gaming content in the three-month period ended July 31, 2021, compared with the three months ended July 31, 2020, was attributable to an increased number of customers and registered players with our customers.

Total costs of goods sold for the three-months ended July 31, 2021, and 2020 were $2,043,440 and $394,732, respectively.

General and administrative expenses

During the three months ended July 31, 2021, and 2020, general and administrative expenses were $340,894 and $105,222, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, administrative expenses, commission expenses, lease expenses, gaming license expenses and amortization expenses on our intangible asset (see “Note 6 – Intangible Assets – Software Platform” to the financial statements included herein). The increase of $235,672 in general and administrative expenses was mainly due to the marketing fee paid to one of the Company’s customers and certain new expenses which were applicable this fiscal year, but not last, including lease expenses, gaming license expenses, and amortization expenses on our intangible asset. The marketing fee is due to one customer pursuant to the Company’s Software Services Agreement which stipulates that if the customer reaches a certain amount of usage, the customer is due a marketing fee as compensation.

General and administrative expenses – Related parties

During the three months ended July 31, 2021, and 2020, general and administrative expenses from related parties were $224,266 and $405,373, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. The components of general and administrative expenses from related parties are as follows:

	Three months ended July 31,
	2021	2020
Amortization expenses of Directors’ and Officers’ stock options	$65,150	$310,237
Back-office expense	22,000	33,000
Consulting & salary expense	137,116	62,136
Total	$224,266	$405,373

The decrease of $181,107 in general and administrative expenses from related parties was attributable to a decrease in amortization expense of $245,087 for the three months ended July 31, 2021, compared to July 31, 2020, due to stock options becoming fully amortized under the 2018 Equity Incentive Plan; the decrease in the back office expenses of $11,000 was due to the cancellation of the Back Office Services Agreement with Articulate on June 30, 2021; and the consulting and salary expenses increase of $74,980 was due to the increased number of Directors and an increase in compensation paid to Management.

Research and development expense

During the three months ended July 31, 2021, the research and development expense was $68,046. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. During the three months ended July 31, 2020, there was no research and development expense.

Professional fees

During the three months ended July 31, 2021, and 2020, professional fees were $63,770 and $46,733, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions relating to the preparation of documentation and filings associated with a planned underwritten offering of securities by the Company, which offering remains subject to certain conditions precedent, including approval of the Company’s common stock on the NASDAQ, which may not be approved on a timely basis, if at all, and which offering may not proceed on the terms previously disclosed, if at all, and which increased the legal service fees for the current period compared to the prior period.

Interest expense

During the three months ended July 31, 2021, and 2020, interest expense was $0 and $3,663, respectively. The decrease of interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the three months ended July 31, 2021, and 2020, interest income was $45 and $232, respectively. The interest income was attributable to the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the three months ended July 31, 2021, and 2020, foreign exchange loss was $29,622 and $4,309, respectively. The foreign exchange loss was mainly due to the fluctuation of the Euro against the US dollar, and as a result of certain suppliers billing the Company in Euros.

Net income

The Company had net income of $481,189 and $85,625 for the three months ended July 31, 2021, and 2020, respectively. The increase in net income of $395,564 was primarily due to an increase in revenues of $2,205,757 (of which $2,180,383 of the increase was attributable to revenues from third-party Distributors and $25,374 of the increase was attributable to related party revenues, each as discussed above); which increase in revenues were offset by (i) an increase of cost of goods sold of $1,648,708 and (ii) an increase of operating expenses of $139,648, as discussed in greater details above.

Six months ended July 31, 2021, compared to the six months ended July 31, 2020.

Revenues

The Company currently has two distinctive revenue streams.

1) The Company charges gaming Distributors and gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the six months ended July 31, 2021, the Company generated $1,336,223 of revenues from its unique IP and technology systems, including $1,226,731 from Articulate, a related party, which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. During the six months ended July 31, 2020, the Company generated $1,369,634 revenues from its unique IP and technology systems, of which $1,062,934 was from Articulate.

The decrease of $33,411 in revenues from use of IP in the six-month period ended July 31, 2021, compared to the six-month period ended July 31, 2020, was mainly due to the loss of certain major operators from our third-party customers, which was offset by an increase in revenues from Articulate.

2) Since June 2020, the Company has been contracting with clients to become resellers of gaming content. During the six months ended July 31, 2021 and 2020, revenues derived from the reselling of gaming content were $4,554,361 and $410,555, respectively. The increase of $4,143,806 in revenues from the resale of gaming content in the six-month period ended July 31, 2021, compared with the six months ended July 31, 2020, was attributable to an increased number of customers and registered players with our customers.

Total revenues for the six months ended July 31, 2021, and 2020 were $5,890,584 and $1,780,189, respectively. Revenues from the usage of the Company’s systems for the six months ended July 31, 2021, and 2020 were $1,336,223 and $1,369,634, respectively. Revenues from resales for the six months ended July 31, 2021, and 2020 were $4,554,361 and $410,555, respectively.

Cost of goods sold

The Company currently has two distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the six months ended July 31, 2021, and 2020, cost of goods sold due to the amortization of options was $166,115 and $88,828, respectively. The increase in the cost of goods sold was due to 200,000 additional options to purchase shares of common stock granted on March 23, 2021. Also, the increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the six months ended July 31, 2021, and 2020, cost of goods sold due to the usage of gaming content was $3,370,368 and $337,400, respectively. The increase of $3,032,968 in cost of goods sold from the resale of gaming content in the six-month period ended July 31, 2021, compared with the six months ended July 31, 2020, was attributable to an increased number of customers and registered players with our customers.

Total costs of goods sold for the six months ended July 31, 2021, and 2020 were $3,536,483 and $426,228, respectively.

General and administrative expenses

During the six months ended July 31, 2021, and 2020, general and administrative expenses were $668,605 and $215,862, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, administrative expenses, commission expenses, lease expenses, gaming license expenses and amortization expenses on our intangible asset. The increase of $452,743 in general and administrative expenses was mainly due to the marketing fee paid to one of the Company’s customers and certain new expenses which were applicable this fiscal year, but not last, including lease expenses, gaming license expenses, and amortization expenses on our intangible asset. The marketing fee is due to one customer pursuant to the Company’s Software Services Agreement which stipulates that if the customer reaches a certain amount of usage, the customer is due a marketing fee as compensation.

General and administrative expenses – Related parties

During the six months ended July 31, 2021, and 2020, general and administrative expenses from related parties were $786,610 and $743,019, respectively. General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. The components of general and administrative expenses from related parties are as follows:

	Six months ended July 31,
	2021	2020
Amortization expenses of Directors’ and Officers’ stock options	$491,247	$569,797
Back-office expense	55,000	66,000
Consulting & salary expense	240,363	107,222
Total	$786,610	$743,019

The increase of $43,591 in general and administrative expenses from related parties was attributable to an increase in the consulting and salary expense due to the increased number of Directors and increase in compensation paid to the Management; the decrease in amortization expense of $78,550 for the six months ended July 31, 2021, compared to July 31, 2020 was due to stock options becoming fully amortized under the 2018 Equity Incentive Plan; and the decrease in the back office expenses of $11,000 was due to the cancellation of the Back Office Services Agreement with Articulate on June 30, 2021.

Research and development expense

During the six months ended July 31, 2021, research and development expense was $89,264. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. During the six months ended July 31, 2020, there was no research and development expense.

Professional fees

During the six months ended July 31, 2021, and 2020, professional fees were $157,377 and $67,121, respectively. Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. The increase in professional fees was mainly due to the recent corporation actions relating to the preparation of documentation and filings associated with a planned underwritten offering of securities by the Company, which offering remains subject to certain conditions precedent, including approval of the Company’s common stock on the NASDAQ, which may not be approved on a timely basis, if at all, and which offering may not proceed on the terms previously disclosed, if at all, and which increased the legal service fees for the current period compared to the prior period.

Interest expense

During the six months ended July 31, 2021, and 2020, interest expense was $0 and $9,814, respectively. The decrease of interest expense was mainly due to the decrease in the outstanding balance of notes payable.

Interest income

During the three months ended July 31, 2021, and 2020, interest income was $85 and $1,528, respectively. The interest income was attributable to the Wells Fargo Saving account which the Company opened in February 2019.

Foreign exchange gain (loss)

During the six months ended July 31, 2021, and 2020, foreign exchange loss was $43,269 and $4,309, respectively. The foreign exchange loss was due to the fluctuation of the Euro against the US dollar, and as a result of certain suppliers billing the Company in Euros.

Net income

The Company had net income of $609,061 and $315,364 for the six months ended July 31, 2021, and 2020, respectively. The increase in net income of $293,697 was primarily due to an increase in revenues of $4,110,395 (of which $3,946,598 of the increase was attributable to revenues from third-party Distributors and $163,797 of the increase was attributable to related party revenues, each as discussed above); which increase in revenues was offset by (i) an increase of cost of goods sold of $3,110,255 and (ii) an increase of operating expenses of $675,854, as discussed in greater details above.

LIQUIDITY AND CAPITAL RESOURCES

	As of July 31,	As of January 31,
	2021	2021
Cash and cash equivalents	$13,879,617	$11,706,349
Working capital	15,358,267	13,261,937
Shareholders’ equity	15,593,984	13,261,937

The Company had $13,879,617 of cash on hand at July 31, 2021 and total assets of $17,239,995 ($16,792,363 of which were current assets). The Company had total working capital of $15,358,267 as of July 31, 2021. The Company had total liabilities of $1,646,011 (of which $1,434,096 were current liabilities) as of July 31, 2021, which mainly included $207,668 of accounts payable to related parties, $1,123,757 of accounts payable and accrued liabilities, $15,803 of customer deposits, and $298,564 of operating lease liabilities related to the office lease. See “Note 1 – Basis of Presentation and Accounting Policies, Recent Issued Accounting Pronouncements” to the financial statements included herein. The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. Accounts payable to related parties was $207,668 and $208,521 as of July 31, 2021, and January 31, 2021, respectively. The increase in cash was due to the sale of $1,020,000 in equity, and $1,372,334 in cash from operations. The accounts receivable increased due to an increase in revenues. The customer deposits decreased because of the customers’ use of deposits as credits for games played. The consideration payable to related party decreased because the amount payable for the acquisition of GTG was settled.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. We also plan to sell equity in connection with an underwritten offering pursuant to which we currently plan to uplist our common stock on The NASDAQ Capital Market, which offering may not be completed on favorable terms, or the terms disclosed, if at all. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

See “Note 2 – Accounts Receivable – Related Party”, for a description of related party accounts receivable; “Note 6 – Intangible Assets – Software Platform”, for a description of the Company’s intangible assets; “Note 7 – Accounts Payable – Related Parties”, for a description of related party accounts payable; “Note 8 – Customer Deposits”, for a description of customer deposits; and “Note 9 – Related Party Transactions”, for a description of related party transactions, each included herein under “Item 1. Financial Statements.”

	Six Months Ended July 31,
	2021	2020
Cash provided by operating activities	$1,372,334	$1,388,923
Cash used in investing activities	(231,314)	-
Cash provided by (used in) financing activities	1,024,010	(339,951)

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Significant non-cash expenses for the six months ended July 31, 2021, include stock-based compensation and amortization expenses on intangible assets.

The Company generated cash from operating activities of $1,372,334 during the six months ended July 31, 2021, due primarily to $609,061 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services of $657,362 and stock issued for services of $40,000) which amounted to $1,306,423 during the six months ended July 31, 2021. Cash from operating activities was $1,388,923 for the six months ended July 31, 2020, which was mainly due to $315,364 of net income, $658,625 of fair value of stock options issued for services, and $266,444 of increase in accounts payable and accrued liabilities.

During the six months ended July 31, 2021, cash used in investing activities was $231,314 which was primarily due to the purchase of Global Technology Group Pty Ltd (GTG) of $115,314 and the purchase of intangible fixed assets for $116,000. There was no cash used in investing activities during the six months ended July 31, 2020.

During the six months ended July 31, 2021, cash provided by financing activities was $1,024,010, of which $1,020,000 were proceeds from the cash exercise of warrants to purchase 170,000 shares of the Company’s common stock shares at an exercise price of $6.00 per share and $4,010 were the proceeds from the exercise of options to purchase the Company’s common stock shares. Net cash used in financing activities was $339,951 for the six months ended July 31, 2020, which was mainly due to $135,697 repayments on settlement payable – related party, in connection with amounts paid to Luxor Capital, LLC, which is wholly-owned by Anthony Brian Goodman, CEO of the Company (“Luxor”), and $174,254 of repayments on promissory note – related party, in connection with amounts paid to Luxor.

The Company had a net increase in cash of $2,173,268 for the six months ended July 31, 2021, which is mostly attributable to the cash provided by operations of $1,372,334 and exercise of warrants for cash of $1,020,000, offset by the net cash used in investment activities of $231,314, as discussed above.

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

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the three months ended July 31, 2021 and as of July 31, 2021, the Company has hired personnel and contractors with sufficient accounting and GAAP knowledge to ensure separation of duties and supervision of accounting and financial activity. Procedures and practices have been implemented that ensure timely and accurate reporting of financial data for the quarter ended July 31, 2021, covered by this Quarterly Report on Form 10-Q. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On August 25, 2021, the Company first became aware of a default judgment entered against the Company (under its former name Source Gold Corp.), pursuant to an action filed against the Company by NPNC Management LLC (“NPNC”), in the Eighth Judicial District Court of Clark County, Nevada (Case No: A-15-716733-C). The action was originally filed on April 9, 2015, with the default judgment originally granted on November 3, 2015, which default judgment was renewed on August 24, 2021. The default judgment is in the amount of $42,485, plus interest at 18% per annum.

The Company was unaware of the prior default judgment until August 25, 2021, and has no knowledge of any liability, contracts with, or amounts due to, NPNC. The Company has asked NPNC to provide further details regarding the claims, failing which the Company plans to engage a Nevada litigation attorney to contest the claim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended July 31, 2021, and from the period from August 1, 2021 to the filing date of this Report, which have not previously been disclosed in the Form 10-K, Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended July 31, 2021

On June 10, 2021, the Company issued 566 shares of restricted common stock to two consultants for services rendered. Each consultant was issued 283 shares.

On June 28, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 445 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($4,000) and 66,222 shares were issued.

On June 28, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 445 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($4,000) and 66,222 shares were issued.

On July 7, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 3,833 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($32,000) and 62,834 shares were issued.

On July 8, 2021, the Company issued 708 shares of restricted common stock to two consultants for services rendered. Each consultant was issued 354 shares.

On July 19, 2021, a consultant exercised options to purchase 33,334 shares of common stock in a cashless exercise pursuant to which 7,713 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($58,001) and 25,621 shares were issued.

On July 19, 2021, a consultant exercised options to purchase 33,334 shares of common stock in a cashless exercise pursuant to which 7,713 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($58,001) and 25,621 shares were issued.

On July 21, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 4,342 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($32,000) and 62,325 shares were issued.

Recent issuances of unregistered securities subsequent to our fiscal quarter ended July 31, 2021

On August 9, 2021, the Company issued 868 shares of restricted common stock to two consultants for services rendered. Each consultant was issued 434 shares.

On August 11, 2021, the Company issued 269 shares of restricted common stock for services rendered.

The issuances and grants described above, to the extent not included on a Form S-8 registration statement, were exempt from registration pursuant to Section 4(a)(2) and/or Rule 506(b) of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances, and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there-from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The cashless exercises of warrants were exempt pursuant to Section 3(a)(9) of the Securities Act, as no commission or other remuneration was paid or given directly or indirectly for soliciting the exchanges and the Company did not receive any compensation for the issuance of the shares of common stock in connection with such exercises.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Incorporated by Reference Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
10.1	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd		8-K	10.1	3/8/2021	000-54840
10.2	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Brett Goodman and Jason Silver		10-K	10.25	4/30/2021	000-54840
10.3	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd		10-K	10.26	4/30/2021	000-54840
10.4	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021		10-K	10.27	4/30/2021	000-54840
10.5	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021		10-K	10.28	4/30/2021	000-54840
10.6	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Aaron Neill-Stevens dated March 22, 2021		10-K	10.29	4/30/2021	000-54840
10.7	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Vladislav Slava Aizenshtat dated March 22, 2021		10-K	10.30	4/30/2021	000-54840
10.8	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.		8-K	10.1	4/23/2021	000-54840
10.9	Omar Jimenez Stock Option Agreement to Purchase 50,000 shares of common stock (April 22nd, 2021)		8-K	10.2	4/23/2021	000-54840
10.10***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021		10-K	10.33	4/30/2021	000-54840
10.11	Software Licensing Agreement dated June 4, 2021 (and effective June 28, 2021), by and between Golden Matrix Group, Inc. and Fantasma Games AB		8-K	10.1	6/29/2021	000-54840
10.12***	Cancellation of Back Office / Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd dated July 1, 2021		8-K	10.1	7/2/2021	000-54840
10.11	Agreement to Amend and Restate Common Stock Purchase Warrant, dated July 14, 2021, and effective June 6, 2021, by and among Golden Matrix Group, Inc. and Knutsson Holdings AB		8-K	10.1	7/15/2021	000-54840

10.12	Amended and Restated Common Stock Purchase Warrant to purchase 830,000 shares of common stock dated July 14, 2021, and effective June 6, 2021		8-K	10.2	7/15/2021	000-54840
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	XBRL Taxonomy Extension Schema Document	☒
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	☒

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

