Form 10-K/A
period 2021-01-31
Golden Matrix Group, Inc.
filed 2021-10-05
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Golden Matrix Group, Inc. (the “Company”, “we” and “us”) is filing this Amendment No. 1 (“Amendment No. 1”) to our Annual Report on Form 10-K for the year ended January 31, 2021 (the “Original Form 10-K”), as filed with the Securities and Exchange Commission on April 30, 2021 (the “Original Filing Date”), solely to correct a typographical error in the Consent of Independent Registered Public Accounting Firm included as Exhibit 23.1 thereto (the “Consent”) that resulted in an improperly worded auditor’s consent. A new Exhibit 23.1 with the appropriate corrections is filed as Exhibit 23.1 attached hereto.

Except as described above, no changes have been made to the Original Form 10-K and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date. This Amendment No. 1 is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains a new certification for our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 have been omitted from such certification. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

23.1*	Consent of M&K CPAS, PLLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN MATRIX GROUP, INC.

Date: October 5, 2021	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman President, Chief Executive Officer, Secretary, Treasurer and Chairman (Principal Executive Officer)

4