Form 10-KT
period 2021-10-31
Golden Matrix Group, Inc.
filed 2022-01-13
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-KT

____________________________

☐	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2021 to October 31, 2021

Commission File Number: 000-54840

Golden Matrix Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D131, Las Vegas, NV	89103
(Address of principal offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐  Yes     ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On April 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $192,270,534, based upon the closing price on that date of the Common Stock of the registrant on the OTC Pink Market of $13.45. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 13, 2022, the registrant had 27,945,599 shares of its Common Stock, $0.00001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

Cautionary Statement Regarding Forward-Looking Statements

This Transition Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance or results. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth below under “Item 1A. Risk Factors”, below.

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

PART I

Item 1. Business

Introduction

The information included in this Transition Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

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

On October 29, 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year from January 31 to October 31, effective immediately. As a result thereof, the Company has presented information in this Report, where applicable, as of October 31, 2021 and January 31, 2021, for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019 and the twelve-months ended July 31, 2019.

On November 22, 2021, our Board of Directors, and on November 23, 2021, our majority stockholder, pursuant to a written consent to action without meeting, approved and ratified the filing of a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s total authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares (the “Share Increase”), and to restate Article 3, Capital Stock thereof to clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock (the “Amendment”). The Amendment was filed with, and became effective with, the Secretary of State of Nevada, on December 16, 2021.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Golden Matrix” in this Report refer specifically to Golden Matrix Group, Inc. and its consolidated subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“AUD” means Australian dollars;
●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Euro” or “€” refers to the Euro, the official currency of the majority of the member states of the European Union;
●	“GBP” or “£” means Pounds Sterling or Great British Pounds;
●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
●	“Securities Act” refers to the Securities Act of 1933, as amended; and
●	“USD” or “$” means United States dollars.

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

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company, and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company for the first three months of the agreement and $9,000 per month thereafter, together with $1,500 per month toward rent and reimbursement of expenses. The agreement also provided the right for Articulate to convert any of the amount due into a convertible promissory note, which was convertible into the Company’s common stock at the seven-day average closing price prior to conversion. The agreement continued indefinitely until terminated by either party with 12 months prior notice. On January 1, 2018, the Company and Articulate entered into an addendum to the agreement to terminate the Company’s obligation to pay $9,000 per month to Articulate. On December 1, 2018, the Company and Articulate amended the agreement to require the Company to pay $3,500 per month in rental contribution to Articulate, as well as certain other expenses totaling $2,000. On August 1, 2019, the parties further amended the agreement to increase the amount of rental contribution to $5,000 and provide for certain other expenses to be payable to Articulate totaling $6,000. On November 1, 2019, the parties entered into a further addendum to the agreement, to provide for the agreement to remain in place for continuous 30-day periods, unless either party terminates the agreement with 30 days’ notice. On June 30, 2021, the Back Office/Service Provider Agreement was mutually cancelled.

On April 8, 2016, Mr. Aruda resigned from his position on the Board of Directors with the Company. Mr. Aruda’s resignation was not due to any disagreement on any matter relating to the operations, policies, or practices of the Company.

On April 22, 2016, the Company entered into an operator services agreement with Game Sparks Technologies Limited (“Gamesparks”), to assist the Company in developing and providing a social online gaming platform. On March 2, 2018, the Company reaffirmed its operator service agreement with Gamesparks, which is now a wholly-owned division of Amazon.com Inc (“Amazon”). The viability of this project will be reassessed from time to time; however, the project is currently on hold until further notice.

On May 25, 2016, the Company entered into a Cancellation and Release Agreement with certain holders of promissory notes issued pursuant to agreements made with previous management, in the amount totaling $2,693,697, and in exchange for the return of certain mining claims held by the Company.

On June 1, 2016, the Company entered into a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Brian Goodman, the Chief Executive Officer, had an interest, but no longer does, whereby the Company agreed to provide certain proprietary technology in the form of a Credit Management system, Gaming system, and other Marketing and Gaming Technology. This agreement allowed the Company to bring operating revenue to the Company, and solidify the Company’s expertise in the gaming market. The distribution usage rights agreement was cancelled effective as of December 1, 2018.

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

On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company. GTG has an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate). The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. We believe that Alderney is one of the preferred locations for online Gambling operators and is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment. GTG was wholly-owned by Brian Anthony Goodman, our Chief Executive Officer and director, and the indirect beneficial owner of the majority of our voting stock. The purchase price was 85,000 Pounds Sterling (£)(approximately $113,000). On March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

Effective on April 22, 2021, the Board of Directors appointed Mr. Omar Jimenez as the Chief Financial Officer and Chief Compliance Officer of the Company effective as of the same date. The Board of Directors also appointed Mr. Jimenez as the Principal Accounting/Financial Officer of the Company, effective following the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, which Annual Report Filing Date was April 30, 2021.

On November 23, 2021, Luxor Capital LLC (the “Majority Stockholder”), which entity is beneficially owned and controlled by Anthony Brian Goodman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which beneficially owned an aggregate of 109,121,634,483 total voting shares, representing approximately 99.982% of the Company’s voting stock as of such date, including (a) 7,470,483 shares of common stock, representing 27.4% of the Company’s outstanding shares of common stock, and (b) 1,000 shares of the Company’s Series B Voting Preferred Voting Stock, representing 100% of the Company’s issued and outstanding Series B Voting Preferred Voting Stock, which Series B Voting Preferred Voting Stock shares each vote four times the number of shares of the Company’s common stock outstanding (27,278,541 shares), executed a written consent in lieu of a special meeting of stockholders (the “Majority Stockholder Consent”), approving the following matter, which had previously been approved by the Board of Directors of the Company (the “Board”) on November 22, 2021: the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock (the “Amendment”). The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) from Mark Weir and Paul Hardman, individuals (each a “Seller” and collectively the “Sellers”), the owners of 100% of the ordinary issued share capital of RKings. The Company paid the Sellers (a) GBP £3,000,000 (the “Closing Cash Consideration”); and (b) 666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock (the “Initial Share Value” and the “Closing Shares”); and agreed to pay the Sellers additional shares of common stock of the Company equal to (i) 80% of the Company’s net asset value of RKings as of October 31, 2021 (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less (B) RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement), divided by (ii) the Initial Share Value (the “Post-Closing Shares”).

The Sale and Purchase Agreement provides for GBP £1,000,000 of the Closing Cash Consideration to be retained by the Company for six months, subject to certain revenue requirements and for indemnification rights.

The Sale and Purchase Agreement provides the Sellers the rights to earn additional earn-out consideration, equal in value to GBP £4,000,000, subject to the terms of the Sale and Purchase Agreement payable at the option of the Company in either (a) cash; or (b) shares of Company common stock (such shares, if issued, the “Earn-Out Shares”).

On December 6, 2021, the Company closed the Purchase, which was effective on November 1, 2021.

The Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which (a) prohibits the sale or transfer of any shares of RKings without the consent of shareholders who collectively own and can vote more than 50% of all shares of RKings (a “Majority In Interest”, i.e., the Company); (b) provides the Company with a buyout right beginning on the date that is six months from November 29, 2021, exercisable upon written notice from the Company to the Sellers, which provides the Company the right to purchase all, but not less than all, of the shares of RKings then held by the Sellers (i.e., the 20% of RKings retained by such Sellers following the closing) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”), which is payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share (subject to equitable adjustment in accordance with dividends payable in stock on such Company common stock, stock splits, stock combinations, and other similar events affecting the common stock) or any combination thereof; (c) provides each shareholder of RKings, except as otherwise agreed by a Majority In Interest or subject to certain customary permitted transfer rights, a right of first refusal to purchase any shares of RKings which any shareholder desires to transfer, at the price that they are offered to be transferred or (i) the value of the applicable shares mutually agreed upon between the applicable offering shareholder (or his or her representative, as applicable), if any, and RKings, or all of the remaining shareholders, as applicable, or (ii) if the applicable parties cannot agree, the value of such shares as determined in good faith by a Majority In Interest; (d) includes drag along rights, requiring minority shareholders to be dragged along in any change of control transaction; (e) provides for certain buyout rights in the event of the death or incapacity of an individual shareholder; and (f) provides that certain transactions involving RKings can only be affected with approval of a Majority In Interest.

The Shareholders Agreement also provides for the business and affairs of RKings to be governed by a board of directors consisting of at least three persons. The number of members on the board may be increased (but not decreased) with the consent of a Majority In Interest. The initial directors of RKings will be the Sellers and Aaron Johnston, a director of the Company.

The Shareholders Agreement remains in full force and effect until RKings and a Majority In Interest, agree in writing to its termination or until the first to occur of (i) offering of shares of RKings pursuant to a registration statement effective under the Companies Act 2006 of the United Kingdom; (ii) the purchase by one shareholder of all the issued and outstanding shares of RKings; or (iii) the dissolution, bankruptcy or receivership of RKings.

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

As shown in our results of operations herein, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on our business from the coronavirus pandemic could include: (i) changing demand for our products and services; (ii) rising bottlenecks in our supply chain; and (iii) increasing contraction in the capital markets. At this time, our operations have not been materially negatively impacted by the coronavirus pandemic although much of the Company’s work has been performed in the commuter environment, as opposed to the office setting; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is continuing to develop rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, virus mutations and variants, the availability and efficacy of vaccines and boosters, and the willingness of individuals to continue to obtain vaccines and boosters, as well as potential seasonality of new outbreaks.

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

As of October 31, 2021, our systems had over 5.3 million registered players and a total of more than 521 unique casino and live game operations within all of our platforms including our GM-X and GM-Ag, Turnkey Solutions, and White Label Solutions.

The GM-X and GM-Ag System turn-key solutions (including modular, configurable and scalable gaming platforms), are complete software packages for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offers a full suite of tools and features for successfully operating and maintaining an online gaming website; from player registration to user management and content management.

The GM-X and GM-Ag Systems have been deployed primarily in the Asia Pacific and we are currently focused on expanding our deployment into Europe, U.S., South America, and Africa. The online gambling industry, in the U.S., is essentially regulated at the state level. The Company is currently in discussions with multiple specialist gaming attorneys in the U.S. and currently plans to engage one of these gaming specialists to represent the Company in its applications for a gaming license in the U.S.

The GM-X and GM-Ag Systems provide platforms that facilitate our gaming customers’ operating online casinos, sportsbooks, lottery, and live games, as well as providing customers with seamless access to large portfolios of licensed gaming content, provided by established, licensed and accredited gaming content providers. We have distribution agreements with third party content providers to resell their game content. The game content includes games such as slots, table games (e.g., roulette, blackjack, and poker), sportsbooks and “live games.” A “live game” is when a live casino game is shown via a live streaming video link in real time from a casino table where live dealers deal cards from a licensed studio and allow players to place an online bet on the outcome of the card game. We have been granted distribution rights for the gaming content that we provide to our customers.

Our GM-X and GM-Ag Systems provide the core platforms for our online casino and sportsbook operators. The systems contain back-office tools necessary for the customer to run a successful online iGaming operation. These tools include player account registration and creation, sophisticated payment services and gateways, geolocation, marketing, loyalty management, real-time analytics, and comprehensive reporting. The Company’s platform can be accessed through both desktop and mobile applications.

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product which is expected to launch in the coming months, subject to compliance with applicable law, and approval from applicable authorities. This product, if approved and launched, will be marketed as the Player2P Platform (“Player2P”). The Player2P brand will be focused solely on esports gambling and 18+ gaming (i.e., gaming by those over 18 years of age). Player2P is expected to not only offer users traditional casino style games but allow players to compete against each other whilst playing E-sport console games. The Company has encountered some minor delays due to slower than expected delivery times from its game developers in India and it is now anticipated that the E-sport portfolio will launch in the second quarter of 2022.

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

Our GM-X and GM-Ag System are designed to enable our customers to rapidly launch and scale their iGaming and online sportsbook operations. The GM-X and GM-Ag Systems support both social and real money online casino gaming (“iGaming”). The back-office of the GM-X and GM-Ag Systems contain comprehensive player management capabilities, in which customer and player activity data is stored and processed in real-time. The back office offers analytic and reporting tools to help our customers create loyalty and attempt to generate the highest value from players. The GM-X and GM-AG Systems also provide customers access to extensive and comprehensive data to assist them with optimizing player value and loyalty.

Our customers are primarily licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors. The majority of the Company’s customers hold gaming licenses in Asia, South America, and Europe. The Company provides business-to-business services and products and does not deal directly with players.

According to a study by Mordor Intelligence, the online gaming industry is expected to witness substantial growth over the next five years, the global gaming market was valued at USD $173.70 billion in 2020, and it is expected to reach a value of USD $314.40 billion by 2026, which would be a compounded annual growth rate (CAGR) of 9.64% over 2021-2026, and in addition to this potential growth opportunity, we see within our existing core markets, a large and growing universe of additional potential new customers for the GM-X and GM-Ag Systems. Our focus will be on developing markets such as Latin America, Africa, and selected U.S. States that are currently implementing regulated frameworks for allowing real money betting. As a result, we believe we have a significant opportunity to expand our tried and tested systems into a much broader global market because our proprietary gaming technologies are flexible and scalable and have been built and tested over many years.

Our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow. An August 23, 2021 report by Statista reports that the gaming industry (including all games, not just online gambling) in the APAC region will be worth more than $178 billion by 2021, after seeing APAC games revenue amounting to $72.2 billion in 2019, which was more than double the revenue of the North American gaming market. Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

Our Platform and Services

The GM-X and GM-AG Systems provide unified, flexible, and highly scalable platforms that can be rapidly deployed for social iGaming, real money iGaming, and online sports betting. In addition to our platforms, we offer a seamless integration of the world’s leading casino games, sportsbook systems, and live games.

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

The Company provides its systems as an enterprise SaaS solution, as well as providing third party games. Revenue streams are generated by the use of the GM-X and GM-AG Systems by our customers and also the use of the gaming content by our customers. Customers are primarily online casino operators and online sports betting operators, commonly referred to as iGaming operators as well as gaming content distributors.

Our GM-X and GM-Ag Systems incorporate multiple modules, including, gaming content, sportsbook, player registration, payment gateways, back-office reports, accounting, management and customer loyalty and marketing tools.

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

The iGaming and sports betting industries are subject to rapid technological change and we are developing technology and intellectual property that we believe is unique and provides us with a commercial advantage. While we respect third parties’ intellectual property rights avoid the inadvertent use of third-party intellectual property, we may face claims in the future that the products or solutions that we develop, or those provided to us by third parties or used by our customers, infringe on third parties’ intellectual property rights.

GM-X and GM-Ag Systems

Our GM-X System relies entirely on a transfer wallet system wherein third-party gaming content is individually integrated into our gaming systems and each portfolio of content can only be accessed via the transfer of funds, by the operators’ players, from their primary wallet into the specific wallet applicable to the gaming portfolio, in order to play the specific games. Funds are then returned to the main wallet once the player has completed their gaming session. These systems are prevalent in the APAC region.

The new GM-Ag platform supersedes the GM-X system and not only supports operators requiring a transfer wallet but also provides a seamless wallet and seamless integration of gaming content, allowing the operators’ players to access all content seamlessly without transferring funds into and out of their main wallet, which seamless process is more in line with casino operations in Europe and America.

Both the GM-X and GM-Ag platforms offer:

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

World’s leading gaming content

The GM-X and GM-Ag System platforms feature a proprietary gaming engine that seamlessly integrates a large portfolio of gaming content that serves third party gaming content via a technical ‘middle layer’ that permits third party games to be published to the customers end user players through a single integration. The Company also offers operators quick access to our entire gaming portfolio via a single direct integration.

Online Sportsbook

We provide a seamless integration to one of the world’s leading Sportsbook Systems through a license and services agreement. Our sports betting platform has access to some of the world’s leading gaming operators and one of the world’s most respected sportsbook providers. These providers have secured regulatory approval to operate in Colorado and Pennsylvania.

Loyalty Tools

Retention and Acquisition

The GM-X and GM-Ag Systems provide comprehensive marketing and loyalty tools including Free Spins, Cash Bonuses, Leader Boards, Cash Back offers, Tournaments allowing casino operators to put their offers, games and unique brand experience in their players’ hands extending player sessions, increasing reactivation of players, boosting retention, and designing attractive bonus campaigns. Free Spins are a promotional acquisition and retention tool wherein the casino offers players a chance to play new and exciting slots without risking their own cash. The players can win real money and try out the latest online slot machines for free. Bonuses are free cash granted to players in response to a player’s wagering or activity within the casino. We have found that both are powerful loyalty tools.

Data Analytics

The GM-X and GM-Ag Systems offer in-depth real time, structured, transactional and gameplay data providing an overview of the gaming platform’s performance, player activity, and real time visibility, allowing customers to make better decisions and to drill down into the data and see gaming activity at game play or transaction level.

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

Currencies

All major currencies are supported by the GM-X and GM-Ag Systems.

Languages

Multiple out-of-the-box language options are available on the GM-X and GM-Ag Systems.

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

Set out below are additional details regarding how we recognize/will recognize revenue for each of our revenue streams.

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

We enter into license agreements with our customers wherein we receive a usage fee based on a percentage of monthly content and software usage that takes place on our system. This percentage varies based on the different ranges of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars).

iGaming is players wagering on the outcome of a game online, and these activities include poker, slots, table games (poker, blackjack, etc.), live games and lottery games. Sports betting is a form of gambling that entails a player placing a wager, also known as a bet, on the outcome of a sporting event.

(2) Resale of online gaming content from third party gaming content providers

 The Company acts as a distributor of the third-party gaming content which is utilized by our clients. The Company acquires the third-party gaming content from our suppliers for a fixed cost and resells the content at a margin.

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

(4) Support Services (planned)

 The Company also plans to generate revenue in the future by providing 24-7 technical and customer support services. We anticipate designing our business model to align our incentives with those of our operator partners. During the implementation phase of a new deployment, we bill our customers for professional services provided. Upon the successful deployment of the GM-X System, we anticipate providing ongoing managed services pursuant to term-based agreements. Unlike traditional on-premises enterprise software deployments, which feature licenses and maintenance contracts, we retain exclusive access to our source code and provide software updates on a continuing basis.

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

Our current primary web properties are:

● ●	www.goldenmatrix.com www.rkingscompetitions.com

The information on, or that may be accessed through, our websites is not incorporated by reference into this Report and should not be considered a part of this Report.

Currently, the Company, via its wholly-owned subsidiary Global Technology Group Pty Ltd, has an Alderney Gambling Control Commission license. The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. We believe that Alderney is one of the preferred locations for online Gambling operators and is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment.

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

Our Growth Strategy

Our objective in managing capital is to ensure that we have sufficient liquidity to manage our business and growth objectives while maximizing return to shareholders. Liquidity is necessary to meet our existing general capital needs, fund our growth and expansion plans, and undertake certain capital market activities. We have historically met our liquidity needs through cash flow generated from operations and the sale of equity securities in private and public transactions. Our current objective is to meet all of our current liquidity and existing general capital requirements from the cash flow generated from ongoing operations and funds raised through the sale of equity. We may raise funding in the future to conduct potential acquisitions through the issuance of debt and/or the sale of capital stock. The COVID-19 pandemic has had no material impact on our business to date and we expect our business to continue to be generally resilient to the ongoing pandemic. We have been able to maintain operations with employees and consultants working remotely to sustain our sales and the support of our online products. Notwithstanding the above, we have experienced minor productivity issues in connection with the movement of certain resources as a result of the pandemic.

Key elements of our growth strategy include:

●

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

●	Expanding our global reach by securing new casino and sportsbook operator customers in existing and newly regulated markets.
●

Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, and also exploring opportunities in the U.S. market.

●

Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. It is currently anticipated that our E-sport portfolio will launch in the second quarter of 2022.

●

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate. We are also exploring the opportunity to selectively acquire independent slot development studios in order to launch our own proprietary games on our platform, funding permitting.

The Company does not intend to make significant investments (except for potential acquisitions, similar to our recently completed RKings acquisition) to support our business growth strategy. We believe that our business model is highly scalable and existing resources will be utilized to develop new offerings and features and enhance our existing platform, and improve our operating infrastructure.

The Company may face significant costs with respect to legal fees incurred in the applications for licenses and continued regulatory requirements and legal representation.

In order to acquire complementary businesses and technologies, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity (similar to the rights of the holders of our warrants issued in connection with our October 2021 public offering) or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may acquire other businesses, and our business may be detrimentally affected if we are unable to successfully integrate acquired businesses into our company (including our recently completed acquisition of RKings) or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and we intend to make acquisitions as opportunities arise to add new or complementary businesses, products, brands, or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

●

the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

●

increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic in managing and integrating the expanded or combined operations;

●

entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●

the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions.

Over the next five years, we plan to:

●	Support our existing customers as they continue to scale up their respective iGaming operations.
●	Deploy additional gaming content and allied products to not only generate additional revenues, but also provide value to our customers in terms of customer engagement, loyalty and retention.
●	Grow our internal resources to support evolving customer requirements.
●

Continue to invest in our proprietary GM-X System platform’s functionality by expanding our gaming content library and third-party gaming content integrations. The Company plans to utilize its success and growing recognition in the market to negotiate additional distribution agreements with leading gaming content providers.

●	Move expeditiously to obtain regulatory approvals to operate in new regulated global markets.
●	Seek to form new relationships and partnerships with leading gaming companies to ensure larger distribution channels, more global markets and a broader range of gaming content.
●	Continue to acquire new casino operator customers in existing and new regulated markets.
●	Continue to invest in sales and marketing initiatives to aggressively pursue new deployment opportunities.
●	Expand our gaming content development capabilities.
●

Invest in our gaming development capabilities in order to expand our portfolio of high-quality, in-house content, which we intend to strategically serve within our GM-X System, in order to improve our overall margins.

●	Seek to obtain a U.S. gaming license that will enable us to enter the U.S. market (where legal and applicable).
●

Pursue an acquisition strategy, whereby we intend to pursue a growth strategy aimed at strengthening our competitive position in the markets in which we compete through the acquisition of other businesses and assets that we believe will be accretive to our business, similar to our recently completed RKings acquisition.

Employees and Employee Relations

As of the date of this Report, we have seventeen employees (our Chief Executive Officer, Chief Operating Officer, four employees from GTG and eleven employees from RKings) and also engage consultants from time to time as needed. Additionally, Mr. Omar Jimenez, our Chief Financial Officer and Chief Compliance Officer, serves as a part-time consultant to the Company. We currently conduct our business using the services of consultants and outside contractors. We do not intend to have any material change in the number of employees over the next 12 months. Where possible, we intend to conduct our business largely through consultants on a contract and fee for service basis.

We have consultants and staff located in multiple countries and a significant level of operations outside of the U.S. We have software development, customer support and sales centers in the Philippines, Australia, and Taiwan, which account for most of our software development, support and sales personnel. This subjects us to additional costs, regulations and risks that could adversely affect our operating results.

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

The Company believes that it has a compelling employee and consultant value proposition that leverages our vibrant culture and state of the art working environment to attract talent to our Company.

Employee and Consultant Benefits

We offer comprehensive benefit programs to our employees and consultants including a stock option plan. We strive to offer financial well-being, a balance in working and personal life, culture and community support and development. We recognize and support the development and continuing education of our employees and offer opportunities to participate in external learning programs.

Health and Safety

The health and safety of our employees and consultants is a high priority. The Company ensures a safe working environment, safe equipment, policies, and procedures in order to ensure workers’ health and safety. Workers’ insurance is maintained to protect workers against workplace injury or illness.

The Company has a COVID-19 Safety Plan:

●	Adding work from home flexibility;
●	Encourage those who are sick to stay home;
●	Increasing cleaning protocols across all locations;
●	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
●	Providing additional personal protective equipment and cleaning supplies;
●	Prohibiting international non-essential travel for all employees; and
●	Requiring masks to be worn in all locations where required by local law.

Diversity and Inclusion

The Company has a culture and history of inclusion and diversity and this has enabled it to create, develop and fully leverage the strengths of its workforce to meet and exceed customer expectations and meet its growth objectives.

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

Our primary competitors are overseas-based online gaming technology companies. With few exceptions, a majority of these gaming companies are listed on the London Stock Exchange and they use their own software.

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

Industry and Market

According to a report by Mordor Intelligence, the global gaming market was valued at USD $173.70 billion in 2020, and it is expected to reach a value of USD $314.40 billion by 2026, registering a CAGR of 9.64% over 2021-2026.

Our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow. An August 23, 2021 report by Statista reports that the gaming industry (including all games, not just online gambling) in the APAC region will be worth more than $178 billion by 2021, after seeing APAC games revenue amounting to $72.2 billion in 2019, which was more than double the revenue of the North American gaming market.

According to an April 7, 2021 article from Espn.com (United States of sports betting: An updated map of where every state stands, last updated December 2, 2021), there are currently 28 U.S. states that allow online sports betting (through approved and regulated betting portals), and four states where legislation has been passed to allow online sports betting (again, through approved and regulated betting portals). In addition, there are 16 states with some degree of legislative activity towards the legalization of sports betting. As a result, the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming months and years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the U.K., Asia, South America, Europe, Africa, and Latin America.

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

Currently the Company, via its wholly-owned subsidiary Global Technology Group Pty Ltd, has an Alderney Gambling Control Commission (“AGCC”) license. The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. We believe that Alderney is one of the preferred locations for online Gambling operators and is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment.

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

Regulatory regimes vary by jurisdiction. The Company currently is not required to hold a gambling license for the sale of its GM-X System or third-party software in the jurisdictions in which it currently conducts business, however most regulatory regimes include the following elements:

●	an ability to apply for one or more gaming licenses for one or more categories of products (for example, the UK);
●

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

●	ongoing disclosure and reporting obligations, on a periodic and unplanned basis in response to issues affecting the business;
●	the testing and certification of games, software and systems; and
●	social responsibility obligations.

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

U.S. Regulatory Environment

State Level

As described above, according to an April 7, 2021 article from Espn.com (United States of sports betting: An updated map of where every state stands, last updated December 2, 2021), there are currently 28 U.S. states that allow online sports betting (through approved and regulated betting portals), and four states where legislation has been passed to allow online sports betting (again, through approved and regulated betting portals). In addition, there are 16 states with some degree of legislative activity towards the legalization of sports betting. As a result, the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming months and years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the U.K., Asia, South America, Europe, Africa, and Latin America.

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

In addition to regulation at the state level, various federal laws apply to online gambling. Those include (1) the UIGEA, discussed above, (2) the Illegal Gambling Business Act, and (3) the Travel Act. The Illegal Gambling Business Act (“IGBA”), makes it a crime to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business” and the Travel Act makes it a crime to use the mail or any facility in interstate commerce with the intent to “distribute the proceeds of any unlawful activity,” or “otherwise promote, manage, establish, carry on, or facilitate the promotion, management, establishment, or carrying on, of any unlawful activity.” For there to be a violation of either the IGBA or the Travel Act there must be a violation of underlying state law.

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

Non-U.S. Regulatory Environment

Great Britain Regulatory Environment

In Great Britain, online gaming and sports betting is subject to the Gambling Act 2005 (the “GA2005”), as amended by the Gambling (Licensing and Advertising) Act 2014, and the regulations promulgated thereunder. Under the GA2005, entities wishing to offer online sports betting and/or online casino services to persons located in Great Britain must first obtain a remote gambling operating license from the Gambling Commission. Through RKingsCompetitions, Ltd, we do not offer online sports betting and/or online casino services; however, we do offer pay to enter prize competitions which are not gambling or a lottery. Section 14 of GA2005 indicates that prize competitions that require entrants to demonstrate a sufficient amount of skill, knowledge or judgment to have a chance of winning are subject to GA2005; however, we rely on the exemption under Schedule 2 of GA2005 by providing participants with a route to free entry to the competitions and are therefore, not subject to GA2005 through the Schedule 2 exemption. A free entry route to the competition is also compulsory for these competitions to be legal in Northern Ireland (see below).

Republic of Ireland Regulatory Environment

In the Republic of Ireland, the relevant law relating to online gaming is the Gaming and Lotteries Act of 1956, as amended by the Gaming and Lotteries (Amendment) act of 2019. The Gaming and Lotteries Act recently underwent significant amendments by way of the Gaming and Lotteries (Amendment) Act 2019 (2019 Act), which came into force on December 1, 2020. The 2019 Act introduced a cohesive licensing regime for gaming, such that any gaming is considered unlawful if it is not subject to a gaming permit or a gaming license. The 2019 Act has also introduced a coherent licensing and permit regime for lotteries. Previously, an exemption existed for private lotteries in certain limited circumstances. The 2019 Act has removed a prior exemption, meaning that such lotteries can only proceed under a license or a permit. However, if a free entry route to the competition is provided, or a question is asked so that the competition is not a game of chance, it will not be a lottery and not subject to the 2019 Act. RKingsCompetitions, Ltd’s competitions are open to residents of the United Kingdom and the Republic of Ireland and the competitions have both a question that is asked and a free entry route, therefore RKingsCompetitions, Ltd’s competitions are not considered lotteries and are exempt from 2019 Act.

European Union General Data Protection Regulation

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, we are subject to the European Union General Data Protection Regulation (the “EU GDPR”) where we are established in the European Economic Area (“EEA”) or where we are not established in the EEA, but process personal data of individuals in the EEA in relation to the offering of goods or services to, or the monitoring the behavior of, individuals in the EEA.

Following the end of the Brexit Transition Period on December 31, 2020, the EU GDPR has been implemented in the UK as the “UK GDPR”. The requirements of the UK GDPR are (for the time being) virtually identical to those of the EU GDPR.

The EU GDPR and the UK GDPR (collectively the “GDPR”) set out a number of requirements that must be complied with when handling personal data including (amongst others): (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible).

The GDPR also prohibits the international transfer of personal data from the EEA/UK to countries outside of the EEA/UK, unless made to a country deemed to have adequate data privacy laws by the European Commission or UK Government or a data transfer mechanism has been put in place. In July 2020, the Court of Justice of the European Union (“CJEU”) in its Schrems II ruling invalidated the EU-US Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA/UK to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an essentially equivalent level of data protection to that afforded in the EU. This may have implications for our cross-border data flows and may result in additional compliance costs.

In addition, Brexit has implications for transfers of personal data between the UK and the EU and vice versa. While transfers of personal data from the UK to the EU are unrestricted and do not require additional safeguards as the UK has approved the adequacy of the EU and all 12 nations deemed adequate by the EU, such approval is up for review in June 2025.

Compliance with the GDPR requires us to incur compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20 million (£17.5 million under the UK GDPR) (or approximately $24 million and $23.1 million respectively, as of October 31, 2021), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress).

Summary of Material Agreements

Sportsbook Software License and Services Agreement

On October 28, 2020, the Company entered into a Sportsbook Software License and Services Agreement (the “License Agreement”) with one of the world’s leading Sportsbook Systems, pursuant to which the Company acquired a license to use their Sportsbook and Licensed Application for the purpose of sub-licensing (reselling) the Sportsbook and Licensed Application to the Company’s existing or potential resellers and/or operators. Under the terms of the License Agreement, we were granted a limited, non-exclusive, non-transferable and non-assignable (except as provided for in the agreement) license to use the Sportsbook technology. The agreement contains various representations and warranties of the parties, confidentiality obligations, limitations on liability and limited warranties.

Pursuant to the License Agreement, we will receive Sportsbook Systems software and will also receive various services. The License Agreement requires the Company to pay an agreed upon percentage of the gross gaming revenues received by the Company from any sub-licensee of the technology.

The term of the License Agreement is for an initial period of 2 years from April 7, 2021, the date the sportsbook becomes available to end-users. The term will be automatically renewable for additional 2-year periods after the date which the sportsbook becomes available to end-users, until, at least 120 days prior to the end of the then current term, the agreement is terminated by either party. The License Agreement may also be terminated upon a breach of the agreement (subject to a thirty-day right to cure by the breaching party after notice thereof is provided by the non-breaching party), or in the event a party enters into bankruptcy or similar proceedings. Additionally, the License Agreement may be terminated if we fail to pay amounts due within 15 days of the due date thereof; a change of control of the Company occurs (unless approved in writing); in the event certain restrictions occur under applicable law or regulatory enforcement; or upon the expiration of agreements with third parties relating to the software. Finally, the License Agreement can be terminated with 90 days prior notice if the royalty payable falls below budgeted projections in any three successive periods.

Distribution Agreement

On November 18, 2020, we entered into a Distribution Agreement, which included a License and Services Agreement (collectively, the “Distribution Agreement”) with Playtech Software Limited, a company incorporated in the United Kingdom (“Playtech”). The Agreement has an effective date of December 1, 2020 (“Commencement Date”).

Under the terms of the Distribution Agreement, Playtech has an exclusive license to Company products and all intellectual property rights covered under the agreement, such that Playtech shall be the sole and exclusive distributor of all Company products worldwide (the “Playtech Exclusivity”). Company products covered under the agreement include the GM-X System, the Company’s E-sports products, a marketing and loyalty system to be created for Playtech and a gaming system proprietary to the Company. The term of the Playtech Exclusivity begins on the Commencement Date, and continues for a period of 12 months after which the first product subject to exclusivity has been launched by a sub-licensee of Playtech (the “Initial Playtech Exclusivity Term”). Following the Initial Playtech Exclusivity Term, the Playtech Exclusivity automatically renews for additional 12 months periods, provided that if the total fees attributable to the products subject to exclusivity distributed by Playtech (in aggregate) at the end of the Initial Playtech Exclusivity Term or any extended term, is less than $300,000, then we have the right to revoke the Playtech Exclusivity for the subsequent 24 months’ period (during which time period Playtech retains the non-exclusive right to distribute such products), unless Playtech agrees to extend the exclusivity and pays the Company the difference between the actual fees attributable to the products and the $300,000 minimum fee within six months. The agreement contains customary representations, covenants and warranties, rights of audit and review, confidentiality obligations of the parties, indemnification obligations and data protection requirements.

For the distribution of E-sports products and a gaming system proprietary to the Company, fees payable by Playtech to the Company total (i) 6% of the license fees base (ii) 50% of the remaining license fees base which Playtech determines for the fees it charges directly from the applicable sub-licensees for the distribution of the product.

For the loyalty system, the license fee is waived from months 1 to 12 (including) commencing on the Commencement Date. From months 13 and onwards, the license fee is equivalent to 0.25% of the revenue actually collected by Playtech where such revenue is generated solely and exclusively from the games supported on the loyalty system distributed by Playtech, with a minimum payment of £10,000 per month but up to a maximum amount of £100,000 per month. Playtech has no obligation to distribute the loyalty system following the initial 12 months following the Commencement Date.

Pursuant to the Distribution Agreement, we have a non-exclusive license to distribute the Playtech Games within such US states in which we hold applicable regulatory licenses. The Playtech Games include casino, poker, live-dealer and sports-betting games.

Fees payable by us to Playtech from the distribution of the Playtech Games total the sum of (i) 8% of the license fees base and (ii) 50% of the remaining license fees base which Playtech determines for the fees charged directly from the applicable sub-licensees for the distribution of the applicable Playtech Games.

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

Hopestar Agreement

On December 31, 2020, the Company, Articulate and Hopestar Technology Service Co., Ltd (“Hopestar”)(a customer of the Company) entered into an Agreement. Pursuant to the Agreement, Hopestar, which held certain credits which are issued to players who win slot game jackpots distributed by the Company (which are specific to Playtech, who the Company distributes gaming content for), agreed to reduce $500,000 of amounts owed by the Company to Hopestar, Articulate agreed to offer Hopestar $500,000 of gaming credits for alternative content (i.e., games distributed by companies other than Playtech), and Articulate agreed to reduce $500,000 of amounts owed by the Company to Articulate. As of October 31, 2021, the Company had $1,306,896 and $588,917 of accounts receivable from Articulate and Hopestar, respectively, and $77,019 of accounts payable to Articulate.

Asset Purchase Agreement

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property and know-how that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property and entered into consulting agreements with Aaron Neill-Stevens trading as ANS Advisory, and Slava Aizenshtat trading as Ontario Inc. assisting with the maintenance and development of the Seamless Gaming System. On November 23, 2021, the Company terminated the two consulting agreements pursuant to the terms of the Asset Purchase Agreement.

Software Licensing Agreement

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

RKings Acquisition

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) from Mark Weir and Paul Hardman, individuals (each a “Seller” and collectively the “Sellers”), the owners of 100% of the ordinary issued share capital of RKings. The Company paid the Sellers (a) GBP £3,000,000 (the “Closing Cash Consideration”); and (b) 666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock (the “Initial Share Value” and the “Closing Shares”); and agreed to pay the Sellers additional shares of common stock of the Company equal to (i) 80% of the Company’s net asset value of RKings as of October 31, 2021 (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less (B) RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement), divided by (ii) the Initial Share Value (the “Post-Closing Shares”).

The Sale and Purchase Agreement provides for GBP £1,000,000 of the Closing Cash Consideration to be retained by the Company for six months, subject to certain revenue requirements and for indemnification rights.

The Sale and Purchase Agreement provides the Sellers the rights to earn additional earn-out consideration, equal in value to GBP £4,000,000, subject to the terms of the Sale and Purchase Agreement payable at the option of the Company in either (a) cash; or (b) shares of Company common stock (such shares, if issued, the “Earn-Out Shares”).

On December 6, 2021, the Company closed the Purchase, which was effective on November 1, 2021.

The Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which (a) prohibits the sale or transfer of any shares of RKings without the consent of shareholders who collectively own and can vote more than 50% of all shares of RKings (a “Majority In Interest”, i.e., the Company); (b) provides the Company with a buyout right beginning on the date that is six months from November 29, 2021, exercisable upon written notice from the Company to the Sellers, which provides the Company the right to purchase all, but not less than all, of the shares of RKings then held by the Sellers (i.e., the 20% of RKings retained by such Sellers following the closing) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”), which is payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share (subject to equitable adjustment in accordance with dividends payable in stock on such Company common stock, stock splits, stock combinations, and other similar events affecting the common stock) or any combination thereof; (c) provides each shareholder of RKings, except as otherwise agreed by a Majority In Interest or subject to certain customary permitted transfer rights, a right of first refusal to purchase any shares of RKings which any shareholder desires to transfer, at the price that they are offered to be transferred or (i) the value of the applicable shares mutually agreed upon between the applicable offering shareholder (or his or her representative, as applicable), if any, and RKings, or all of the remaining shareholders, as applicable, or (ii) if the applicable parties cannot agree, the value of such shares as determined in good faith by a Majority In Interest; (d) includes drag along rights, requiring minority shareholders to be dragged along in any change of control transaction; (e) provides for certain buyout rights in the event of the death or incapacity of an individual shareholder; and (f) provides that certain transactions involving RKings can only be affected with approval of a Majority In Interest.

The Shareholders Agreement also provides for the business and affairs of RKings to be governed by a board of directors consisting of at least three persons. The number of members on the board may be increased (but not decreased) with the consent of a Majority In Interest. The initial directors of RKings will be the Sellers and Aaron Johnston, a director of the Company.

The Shareholders Agreement remains in full force and effect until RKings and a Majority In Interest, agree in writing to its termination or until the first to occur of (i) offering of shares of RKings pursuant to a registration statement effective under the Companies Act 2006 of the United Kingdom; (ii) the purchase by one shareholder of all the issued and outstanding shares of RKings; or (iii) the dissolution, bankruptcy or receivership of RKings.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected and the value of our securities may decline in value or become worthless. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Report, including our financial statements and the related notes, as well as in other documents that we file with the SEC.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

●

our need for significant additional financing to grow and expand our operations, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

●	the impact of the COVID-19 pandemic, and other pandemics and epidemics, on the Company;
●	the ability of the Company to manage growth;
●	our limited operating history;
●	disruptions caused by acquisitions;

●	the reliance on suppliers of third-party gaming content and the cost of such content;
●	the Company’s reliance on its management;
●	the fact that the Company’s Chief Executive Officer has voting control over the Company;
●	related party relationships and the significant portion of the Company’s revenues generated thereby, as well as conflicts of interest related thereto;
●	the potential effect of economic downturns and market conditions on the Company’s operations and prospects;
●	the Company’s ability to protect proprietary information;
●	the ability of the Company to compete in its market;
●	the Company’s lack of effective internal controls;
●	dilution caused by efforts to obtain additional financing;
●	the effect of future regulation, the Company’s ability to comply with regulations (current and future) and potential penalties in the event it fails to comply with such regulations;
●	the risks associated with gaming fraud, user cheating and cyber-attacks;
●	risks relating to our recent acquisition of RKingsCompetitions Ltd;
●	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
●	foreign exchange and currency risks;
●	the outcome of contingencies, including legal proceedings in the normal course of business;
●	the ability to compete against existing and new competitors;
●	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
●	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
●	the dependence on current management;
●	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
●	the ability to obtain a listing of our common stock on NASDAQ;
●	dilution caused by the sale of common stock or convertible securities;
●	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
●	Other risks disclosed below under “Item 1A. Risk Factors”.

Risks Related to the Company in General

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.

We had working capital of $18,694,687 as of October 31, 2021. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions.

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

Global pandemics, such as COVID-19 could have an adverse impact on our revenue and results of operations.

Our business and operations have not been, but could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets; however, to date, we have not experienced any material negative effects from the COVID-19 pandemic. In the future, due to global pandemics, including the continued effects of COVID-19, customers may decrease or pause their spending as a response to the economic uncertainty, declines in business activity, and other impacts from such pandemics, which could negatively impact our revenue and results of operations, the extent and duration of which may not be able to be accurately predicted. In addition, our clients’ businesses or cash flows have been and may continue to be negatively impacted by COVID-19, which may lead them to seek adjustments to payment terms or delay making payments or default on their payables, any of which may impact the timely receipt and/or collectability of our receivables.

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

We will need to raise funds from additional financing in the future to complete our business plan and may need to raise additional funding in the future to support our operations and complete acquisitions. We have no commitments for any financing and any financing may result in dilution to our existing shareholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Because we have a limited operating history our future operations may not result in profitable operations.

There is no significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may never achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. Revenues from related party were $1,525,091, $1,633,702, $2,248,877, $2,167,773, $1,087,816, $1,349,485 and $2,429,442, for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019 and the twelve-months ended July 31, 2019, respectively. Revenues from third parties were $7,808,401, $1,637,951, $2,974,182, $1,120,802, $670,783, $2,752 and $452,771 for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019 and the twelve-months ended July 31, 2019, respectively. The increase of total revenue can be attributed to the increasing registered end-users from our third-party customers and new revenue stream starting from this year. We may not generate profitable operations in the future to ensure our continuation.

The Company’s planned Player2P gaming product may not receive regulatory approvals.

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product, which is expected to launch in the coming months. This product will be marketed as the Player2P Platform (“Player2P”). The Player2P brand will be focused solely on esports gambling and 18+ gaming (i.e., gaming by those 18 years of age and older). Player2P is expected to not only offer users traditional casino style games but allow players to compete against each other while playing E-sport console games. In addition to launching the Player2P product into our existing distribution network, we plan to launch this business-to-consumer (B2C) platform into selected States in the U.S., subject to regulatory approvals. The Company plans to launch Player2P games as an E-sport skill game wherein competitive contestants compete against live opponents in video games, either online or in-person with real money at stake, subject to compliance with applicable law, and approval from applicable authorities. In the event Player2P does not receive regulatory approvals, we may be unable to launch Player2P in the U.S. or other jurisdictions, or such launch might be impractical, which would ultimately cause such product not to be successful. In such case the funds used by the Company to develop such game may be lost, which may have a material adverse effect on our results of operations and/or prospects, and ultimately the value of our securities.

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

Regardless of whether claims against us have any merit, these claims will likely be time-consuming and costly to evaluate and defend, and the outcome of any litigation is inherently uncertain. Some of our competitors have substantially greater resources than we do and are able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. Claims that we are infringing on patents or other intellectual property rights could:

●	subject us to significant liabilities for monetary damages, which may be tripled in certain instances;
●

prohibit us from developing, commercializing or continuing to provide some or all of our offerings unless we obtain licenses from, and pay royalties to, the holders of the patents or other intellectual property rights, who may not be willing to offer them on terms that are acceptable to us, or at all;

●	subject us to indemnification obligations or obligations to refund fees to, and adversely affect our relationships with, our then clients, customers and partners;
●	cause delays or stoppages in providing offerings;
●	cause clients, potential clients, and partners to avoid working with us;
●	divert the attention and resources of management and technical personnel;
●	harm our reputation; and
●	require technology or branding changes to our offerings that could cause us to incur substantial costs.

A significant amount of our revenues come from related parties and only a limited number of customers, and if we were to lose any of those customers, our results of operations could be adversely affected.

At the present time, we are dependent on a limited number of customers for all of our business, revenue and results of operations, the most significant of which is a related party. The Company’s major revenues for the year ended October 31, 2021, were from six customers, one of which was Articulate (a related party which is beneficially owned by Anthony Brian Goodman, our Chief Executive Officer and Chairman, and his wife). Revenues from related party were $1,525,091, $1,633,702, $2,248,877, $2,167,773, $1,087,816, and $1,349,485 for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019, respectively. Revenues from third parties were $7,808,401, $1,637,951, $2,974,182, $1,120,802, $670,783, and $2,752 for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019, respectively. As of October 31, 2021, the Company had a $1,306,896 receivable from Articulate. The below table describes in tabular form the information summarized above:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	October 31	October 31	January 31	January 31	January 31	January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
Related party	$1,525,091	$1,633,702	$2,248,877	$2,167,773	$1,087,816	$1,349,485
Third party	7,808,401	1,637,951	2,974,182	1,120,802	670,783	2,752
Total	9,333,492	3,271,653	5,223,059	3,288,575	1,758,599	1,352,237

As of October 31, 2021, the net trading receivable from our customers was $2,726,845. Articulate accounted for $1,306,896 or 48% of the net receivable balance; the remaining five significant customers accounted for 46% of the net accounts receivable.

During the nine months ended October 31, 2021, total cash received from customers was approximately $9.3 million. Articulate accounted for 9% of the payments against the accounts receivables while the other five significant customers accounted for 85% of the cash received from customers.

As a result, the majority of our revenues have historically been due to only two customers (more recently increasing to six), including Articulate, which is a related party, provided that we have recently expanded our customer base. As a result, in the event our customers do not pay us amounts owed, terminate work in progress or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations. Additionally, Mr. Goodman, who controls Articulate, may have conflicts of interest, or perceived conflicts of interest with the Company and/or its shareholders, and any change in the terms of the Company’s agreements or understandings with Articulate may have a material adverse effect on the Company and the value of its securities.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. Our management has determined that our disclosure controls and procedures were not effective as of October 31, 2021, and such controls and procedures have not been effective for several years. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, and determined that such internal control over financial reporting was not effective as a result of such assessment.

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

We have employees, consultants and staff located in multiple countries and a significant level of operations outside of the U.S. We have software development, customer support and sales centers in Philippines, Australia, and Taiwan, which account for most of our software development support and sales personnel. The fact that all of our employees and consultants are not located in one place subjects us to additional costs and risks that could adversely affect our operating results.

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

We host our customers’ iGaming operations on a combination of proprietary and cloud servers including the Amazon Elastic Compute (EC2) Server. Such servers have in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. Additionally, we currently host our GM-X system on Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings. Any of the above circumstances or events may harm our reputation, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs and impair our ability to attract new customers any of which could adversely affect our business, financial condition and results of operations.

Our operations rely heavily on an uninterrupted supply of electrical power.

Any unscheduled disruption in the supply of electrical power to us, our customers or our service providers, or the Internet in general, could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our operations, those of our customers or service providers. In the event such electrical power were to be out for a prolonged period of time, it could prevent us from generating revenues, result in a decrease in demand for our services or result in lawsuits or other litigation against us.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which we operate.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond the control of the Company. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals visiting casinos, whether land-based or online, or otherwise engaging in entertainment and leisure activities, including gaming. As a result, the Company cannot ensure that demand for its products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, all of which may be caused by, or exacerbated by, the continuing COVID-19 pandemic, could lead to a further reduction in discretionary spending on leisure activities, such as gaming. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce the Company’s online games, reducing the Company’s cash flows and revenues. If the Company experiences a significant unexpected decrease in demand for its products, it could incur losses.

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

Changes in the UK government’s or the Republic of Ireland’s rules relating to gaming could have a material negative impact on our business.

RKings is not currently subject to the UK government’s or The Republic of Ireland’s rules relating to gaming as it is purely a skill game. Future changes to such rules and regulations could require RKings and its operations to be subject to such rules and requirements, which could result in significant expenses, or potentially force us to change or abandon such current operations, and/or could result in significant fines and penalties.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, we are subject to the GDPR, as discussed above under “Item 1. Business—Regulation—Non-U.S. Regulatory Environment”. Compliance with the GDPR requires us to incur significant compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20m (£17.5 million under the UK GDPR) (or approximately $24 million and $23.1 million, respectively, as of October 31, 2021), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress). Our non-compliance with the GDPR and/or other similar laws could result in significant penalties and liability for the Company.

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

According to an April 7, 2021 article from Espn.com (United States of sports betting: An updated map of where every state stands, last updated December 2, 2021), there are currently 28 U.S. states that allow online sports betting (through approved and regulated betting portals), and four states where legislation has been passed to allow online sports betting (again, through approved and regulated betting portals). In addition, there are 16 states with some degree of legislative activity towards the legalization of sports betting. As a result, the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming months and years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the U.K., Asia, South America, Europe, Africa, and Latin America.

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

Legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense. Our business will likely also suffer if our products became obsolete due to changes in laws or the regulatory framework. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate.

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

Material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.

We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming or new or increased gaming taxes and/or property taxes, and worsening economic conditions could intensify those efforts. Any new or increased gaming or the material increase or adoption of additional taxes or fees, could have a material adverse effect on our future financial results, especially in light of our significant fixed rent payments.

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

Climate change, climate change regulations and greenhouse gas effects may adversely impact our operations.

There is a growing political and scientific consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance, or ability to compete. Further, regulation of GHG emissions may limit our guests’ ability to travel to our properties as a result of increased fuel costs or restrictions on transport related emissions. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow. We have described the risks to us associated with extreme weather events in the risk factors above.

Risks Relating to our Common Stock and Securities

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this Report, we have 27,945,599 shares of common stock issued and outstanding and 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The holder of the shares of the Series B Voting Preferred Stock (currently Luxor, which is wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and Chairman) has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock (i.e., each 1,000 shares) is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. As such, the Series B Voting Preferred Stock in effect votes 99.975% of the total vote on all shareholder matters.

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

Our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future (including, but not limited to the Series B Voting Preferred Stock which has already been authorized by the Board of Directors). The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

Our Series B Voting Preferred Stock provides the holder(s) thereof super majority voting power over the Company.

As of the date of this Report, we have 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The holder of the shares of the Series B Voting Preferred Stock (currently Luxor, which is wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and Chairman) has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock (i.e., each 1,000 shares) is equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval—which means that each outstanding share of Series B Voting Preferred Stock currently votes a total of 111,782,396 voting shares (27,945,599 common stock outstanding). As such, the Series B Voting Preferred Stock in effect votes 99.975% of the total vote on all shareholder matters and exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, the power to prevent or cause a change in control and to determine the outcome of most matters submitted to a vote of our shareholders. The interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This preferred share structure severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities. See also the risk factor entitled, “Our executive officer controls a majority of our voting securities and therefore he has the ability to influence matters affecting our shareholders.”, above for additional risks related to Mr. Goodman’s voting control over the Company.

Certain warrants we have granted include anti-dilutive rights

In connection with our October 2021 placement of common stock and warrants, we granted the investors in the offering warrants to purchase 496,429 shares of common stock, which have a term of three years, and an exercise price of $8.63 per share (subject to customary adjustments for stock splits, dividends and recapitalizations). Additionally, the exercise price of the warrants include anti-dilution rights, which provide that if at any time the warrants are outstanding, we issue (or announce any offer, sale, grant or any option to purchase or other disposition) or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) any common stock or common stock equivalents for consideration less than the then current exercise price of the warrants, the exercise price of such warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities. Notwithstanding the above, certain excepted issuances do not trigger a reset of the anti-dilution rights, including the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company pursuant to any stock or option plan for services rendered to the Company, (b) securities issuable upon the exercise or exchange of or conversion of any securities outstanding as of the date of grant, and (c) securities issued pursuant to acquisitions or strategic transactions, provided that such securities are issued as “restricted securities” and carry no registration rights that require or permit the filing of any registration statement in connection therewith (subject to certain exceptions), and provided that such issuances are only made to an owner of an asset (or the equity holders thereof) in a business synergistic with the business of the Company, in case subject to certain other requirements. The reduction of the exercise price of the warrants in the event that we offer, sale, grant or issue, or are deemed to have offered, sold, granted or issued shares of common stock below the then exercise price of the warrants, could result in the Company receiving significantly less consideration upon the exercise of the warrants (or in some cases only nominal consideration), result in greater dilution to existing shareholders, and/or create additional overhang for our common stock. Any or all of the above could have a material adverse effect on the trading price of our common stock.

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

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQX Market, OTCQB Market or OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from The NASDAQ Capital Market in the future, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our common stock has previously been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

In the past our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock is not considered a “penny stock” while we maintain a stock price above $5.00 and will not be a “penny stock” if we obtain a listing of our common stock on The NASDAQ Capital Market or other national stock exchange, our common stock may become a “penny stock” in the future. “Penny stock” rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

Our securities are currently quoted on the OTCQX Market maintained by OTC Markets. We currently have a volatile, sporadic and illiquid market for our common stock, which is subject to wide fluctuations in response to several factors. The trading price of our common stock is likely to continue to be volatile. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	actual or anticipated variations in our results of operations;
●	our ability or inability to generate revenues;
●	the number of shares in our public float;
●	increased competition; and
●	conditions and trends in the market for our services and products.

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

We have applied to list our common stock on The NASDAQ Capital Market; however, such application may not be granted. In the event such application is granted, in order to maintain our listing, we will need to continue to meet the continued listing standards of The NASDAQ Capital Market. Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq generally requires listed companies to maintain at least $2.5 million in shareholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, have an audit committee of at least three members, and to maintain a stock price over $1.00 per share, among other requirements. If we fail to timely comply with the applicable requirements of The NASDAQ Capital Market assuming our common stock is approved for listing on The NASDAQ Capital Market, depending on where we choose to list our common stock, and assuming our common stock is approved for listing on such market, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the applicable market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market, shareholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is listed, and then delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQX Market or OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is listed, and then delisted from The NASDAQ Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We do not currently maintain internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting during the current fiscal year. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

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

We are a Nevada corporation, and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
●	provide that vacancies on our board of directors, including newly created directorships, may be filled by a majority vote of directors then in office;
●	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;
●	do not provide stockholders with the ability to cumulate their votes; and
●	provide that our board of directors have sole power to amend our bylaws.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results.

It is expected that moving forward, the Company will derive more than 70% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar; through October 31, 2021, the Company derived between 10% and 12% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

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

We have and may in the future enter into agreements and conduct activities outside of the jurisdictions where we currently carry on business, which expansion may present challenges and risks that we have not faced in the past, any of which could adversely affect our results of operations and/or financial condition.

The Company is subject to foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

It is expected that moving forward, the Company will derive more than 70% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar; through October 31, 2021, the Company derived between 10% and 12% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar. Fluctuations in the exchange rate between the U.S. dollar, the Pound Sterling, the Euro and other currencies may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the United States dollar, particularly the Euro and the Pound Sterling. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of our assets outside of United States. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. We currently block direct access to wagering on our website from the United States and other jurisdictions in which we do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to our platform and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, our payment service providers use their own identify and internet service provider (ISP) verification software. Despite all such measures, it is conceivable that a user, underage, or otherwise could devise a way to evade our blocking measures and access our website from the United States or any other foreign jurisdiction in which we are not currently permitted to operate.

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

The Company’s results of operations could be affected by natural events in the locations in which we operate or where our customers or service providers operate and we do not currently have insurance in place to mitigate such risks.

We, our customers, and our service providers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or floods that could disrupt operations. Any serious disruption at any of our facilities or the facilities of our customers or service providers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. While we intend to seek insurance against certain business interruption risks, the Company does not currently have any insurance in place and any eventual insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect our business, results of operations or financial condition.

Risks Relating to Our Recent RKings Acquisition

We may be required to pay substantial additional amounts of consideration in connection with our recent RKings acquisition, for certain post-closing items and in the event certain earn-out targets are met.

As part of the consideration we agreed to pay in connection with the December 2021 acquisition of RKings, we agreed to issue the sellers of RKings, within seven days after the receipt of the audit of RKings (as required by SEC rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less (B) RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement) as of October 31, 2021, divided by (ii) $8.00 (the “Post-Closing Shares”).

Additionally, in the event the (A) the Company determines, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022; and (B) the sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company is required to pay the sellers GBP £4,000,000 (the “Earn-Out Consideration”), which is payable at the option of Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends, stock splits, stock combinations, and other similar events) (such shares of Company common stock, if any, the “Earn-Out Shares”).

The amount of the Post-Closing Shares and/or Earn-Out Shares may be substantial and may create significant dilution to existing shareholders. Additionally, in the event we choose to pay the Earn-Out Consideration in cash, such payment may decrease our cash on hand and/or have a material adverse effect on our cash flows. The value of such Post-Closing Shares and/or Earn-Out Shares when issued may be significantly greater than the amount of cash owed in connection therewith if the value of our common stock on the date of issuance is significantly greater than $8.00 per share. Any or all of the above could have a material adverse effect on the Company, its liquidity, cash available for future transactions, and the trading price of its common stock.

Our liabilities associated with our recent acquisition of RKings may be greater than the amount of consideration we held back from such acquisition to satisfy indemnification obligations of the sellers.

As part of the acquisition of RKings, a total of GBP £1,000,000 (the “Holdback Amount”) was retained by the Company and will be released to the sellers, within six months after the closing date only to the extent that RKings has achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents. In the event that the sellers default in any of their obligations, covenants or representations under the Purchase Agreement, the amount of liability associated therewith may be greater than the Holdback Amount and such liabilities may have a material adverse effect on our cash flows, liabilities and stock price.

Risks Related to Intellectual Property and Technology

Our intellectual property may be insufficient to properly safeguard our technology and brands.

We may apply for patent protection in the United States, Canada, Europe, and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and we can provide no assurance that any of these patents will be issued at all. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating our solutions or using some or all of the processes that are the subject of such patent applications. Such limitation may lead to increased competition within the finite market for our solutions. Even if pending patents are issued to us, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Our success may also depend on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property, and other game innovations and if the granted patents are challenged, protection may be lost. We may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

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

In addition, our business is dependent in part on the intellectual property of third parties. Our success may depend upon our ability to obtain licenses to use new and existing intellectual property and our ability to retain or expand existing licenses for certain products. If we are unable to obtain new licenses or renew or expand existing licenses, we may be required to discontinue or limit our use of such products that use the licensed marks and our financial condition, operating results or prospects may be harmed.

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

We incur significant costs associated with our public company reporting requirements and with applicable U.S. corporate governance requirements and will incur substantial costs in the event our common stock is approved for uplisting on a national securities exchange or Nasdaq, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and The NASDAQ Capital Market (if applicable). These rules and regulations significantly increase our legal and financial compliance costs and make some activities more time consuming and costly. These applicable rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We may also be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for approximately 1,931 square feet of office space located at Suite 405, 2 Grosvenor Street, Bondi Junction, NSW 2022, Australia, which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $115,265 ($148,902 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.  Prior to June 1, 2021, the Company had a back-office agreement with Articulate, a related party, to utilize its premises in Sydney, Australia, on a month-to-month basis at the rate of $5,000 per month. Pursuant to the prior agreement, the Company subleased approximately 700 square feet of office space.

The Company maintains a Virtual Managed Office at 3651 Lindell Road, Ste D131 Las Vegas NV, 89103. The office is managed by BSSI a business solutions provider.

Item 3. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

On August 25, 2021, the Company first became aware of a default judgment entered against the Company (under its former name Source Gold Corp.), pursuant to an action filed against the Company by NPNC Management LLC (“NPNC”), in the Eighth Judicial District Court of Clark County, Nevada (Case No: A-15-716733-C). The action was originally filed on April 9, 2015, with a default judgment originally granted on November 3, 2015, which default judgment was renewed on August 24, 2021. The default judgment was in the amount of $42,485, plus interest at 18% per annum.

The Company was unaware of the prior default judgment until August 25, 2021, and has no knowledge of any liability, contracts with, or amounts due to, NPNC. On October 1, 2021, in an effort to settle the matter, the Company paid $40,000 to NPNC in full satisfaction of amounts owed.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently quoted on the OTCQX® Best Market operated by OTC Markets Group Inc. (the “OTCQX”), under the symbol “GMGI”. Prior to September 22, 2021, our common stock was quoted on the OTC Pink market operated by OTC Markets Group Inc. At present, there is a very limited market for our common stock. The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information.

We have applied to list our common stock on The NASDAQ Capital Market under the symbol “GMGI”. No assurance can be given that our application will be accepted.

The following table sets forth the range of high and low sales prices for our common stock for each of the periods indicated as reported by the OTC Pink Market (where our common stock was quoted prior to September 22, 2021) and OTCQX. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

9 Month Period Ended October 31, 2021	High	Low

Quarter ended April 30, 2021	$14.05	$4.60
Quarter ended July 31, 2021	13.89	6.00
Quarter ended October 31, 2021	9.45	6.30

12 Month Period Ended January 31, 2021	High	Low

Quarter ended April 30, 2020	$1.92	$0.19
Quarter ended July 31, 2020	4.00	0.97
Quarter ended October 31, 2020	7.55	3.00
Quarter ended January 31, 2021	7.75	4.00

6 Month Period Ended January 31, 2020	High	Low

Quarter ended October 31, 2019	$1.10	$0.54
Quarter ended January 31, 2020	0.90	0.52

12 Month Period Ended July 31, 2019	High	Low

Quarter ended October 31, 2018	$0.18	$0.09
Quarter ended January 31, 2019	0.21	0.12
Quarter ended April 31, 2019	0.59	0.16
Quarter ended July 31, 2019	1.01	0.33

Holders

According to the records of our transfer agent, as of January 13, 2022, there were approximately 76 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended October 31, 2021 and from the period from November 1, 2021 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended October 31, 2021

The following is a summary of transactions during the three months ended October 31, 2021 involving sales of our securities that were not registered under the Securities Act:

During the quarter ended October 31, 2021, 3,350 shares of restricted common stock were issued to two consultants in consideration for their IT consultation services in connection with the maintenance and development of the Company’s GM-Ag system. Separately, 533 shares of restricted common stock were issued to a consultant in consideration for corporate communications and media relations services.

Recent issuances of unregistered securities subsequent to our fiscal year ended October 31, 2021

On November 30, 2021, the Company issued an aggregate of 808 shares of restricted common stock to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system.

The issuances described above, to the extent not included on a Form S-8 registration statement, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; (c) were non U.S. persons; and/or (d) were officers or directors of the Company. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

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

Summary of Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●

Results of Operations. An analysis of our financial results comparing the nine month transition period ended October 31, 2021, compared to the nine months ended October 31, 2020, the twelve months ended January 31, 2021 and 2020 and six months ended January 31, 2020 and 2019.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We derive revenues primarily from licensing fees received from gaming operators located in the Asia Pacific (APAC) region that utilize the Company’s technology.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors. Currently the Company has more than 5.3 million registered users across all gaming operators that utilize the Company’s technology and is currently integrating additional operators to expand this usage.

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

As shown in our results of operations herein, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on our business from the coronavirus pandemic could include: (i) changing demand for our products and services; (ii) rising bottlenecks in our supply chain; and (iii) increasing contraction in the capital markets. At this time, our operations have not been materially negatively impacted by the coronavirus pandemic to date; although much of the work performed by the Company was in the commuter environment, as opposed to an office setting; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

The future impact of COVID-19 on our business and operations is currently unknown. The pandemic is continuing to develop rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, virus mutations and variants, the availability and efficacy of vaccines and boosters, and the willingness of individuals to continue to obtain vaccines and boosters, as well as potential seasonality of new outbreaks.

Results of Operations

Revenues

The Company currently has two distinctive revenue streams.

1) – Charges for use of intellectual property.

The Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. Total revenues recognized from the usage of our Gaming IP and technology systems for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, the six months ended January 31, 2020 and 2019 are shown in the following table:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	October 31	October 31	January 31	January 31	January 31	January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
Related party	$1,525,091	$1,633,702	$2,248,877	$2,167,773	$1,087,816	$1,349,485
Third party	112,182	441,994	595,819	1,120,802	670,783	2,752
Total	1,637,273	2,075,696	2,844,696	3,288,575	1,758,599	1,352,237

The decrease in revenues, with regard to this category of sales, in the nine-month transition period ended October 31, 2021, compared to the nine-month period ended October 31, 2020, is due to the Company’s shift in focus to appointing resellers of its product and services. The portion of the decrease in revenues by third-party clients can be attributed to the loss of certain major operators from our third-party customers.

The decrease in revenues in the twelve-month period ended January 31, 2021, compared to the twelve-month period ended January 31, 2020, is due to a marginal decrease in revenues from our third-party customers and can be attributed to the reduced performance of certain operators.

The increase in revenues in the six-month period ended January 31, 2020, compared to the six-month period ended January 31, 2019, is attributable to an increase in operators, and registered end-users.

2) – Resellers

Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the nine-months ended October 31, 2021 and 2020, and the twelve-months ended January 31, 2021 and 2020, were $7,696,219, $1,195,957, and $2,378,363 and $0, respectively. There were no such revenues in the previous years or periods.

The increase in this category of revenues is due to the Company’s shift in focus to appoint resellers for its products and services. The Company believes its strategy to appoint resellers will allow the Company to scale its distribution more efficiently and broaden its global reach. The Company is seeking to engage additional resellers, increase its number of operators, and broaden its global market. We believe that this is also now achievable via the Company’s new GM-Ag system that is more suitable for Latin American and European markets.

The Company believes that there is a significant opportunity to scale this new revenue stream with low related expenses and no capital expenditures and also to expand its global reach. We believe the new revenue stream is highly scalable i.e., the running and support costs relative to the incremental revenues are low, and will reduce exponentially as a percentage of revenues as revenues grow. The Company plans to strive to roll out this new product offering to its existing client base and expects to scale up its revenues as a result.

Costs of goods sold

The Company currently has two distinctive costs of goods sold.

1) The Company recognized the amortization of stock options granted to consultants under its 2018 Equity Incentive Plan as a cost of goods sold. This recognition is based on the fact that the stock options directly contributed to the revenues generated by the Company’s GM2 Asset. The amortization expenses of the stock options granted to consultants recognized in the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019 are shown in the following table:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	October 31	October 31	January 31	January 31	January 31	January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
Amortization of Consultants Options	$359,419	$164,762	$275,780	$(59,280)	$57,224	$138,502

The increase in the option amortization expenses in the nine-month transition period ended October 31, 2021, compared to the nine-months ended October 31, 2020, is due to new options granted during the nine-months ended October 31, 2021. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses.

The increase in the option amortization expense in fiscal year 2021, compared to 2020, is attributable to the options issued during the year. The increase in the share price has also increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses. The negative cost of goods sold during the twelve months ended January 31, 2020 was due to the adoption of new accounting standard ASU 2018-07.

The decrease in the option amortization expenses in the six-month transition period ended 2020, compared to the six months ended January 31, 2019, is due to the adoption of new accounting standard update 2018-07, in which the Company was not required to re-value options at each reporting date.

2) Since June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021, $5,691,089, $880,508 and $1,724,272, respectively, of costs were recognized. There were no such costs before the twelve-month ended January 31, 2021.

While the Company is focusing on appointing additional resellers in order to scale its customer base, sales and global reach, the Company’s gross profit margin may be reduced. However, the Company expects a longer term benefit in the cost of goods as a result of the increase in buying power due to higher overall usage of gaming content.

General and administrative Expenses

General and administrative expenses consist primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, administrative expenses, commission expenses, lease expenses, gaming license expenses and amortization expenses on our intangible asset (see “NOTE 9 – INTANGIBLE ASSETS – SOFTWARE PLATFORM” to the financial statements included herein). Total general and administrative expenses in the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019 are shown in the following table:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	October 31	October 31	January 31	January 31	January 31	January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
General & Administrative Expenses	$1,112,986	$414,965	$566,593	$337,140	$149,177	$133,376

The increase in the general and administrative expenses for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, was mainly due to a marketing fee paid to one of the Company’s customers and certain new expenses which were applicable this fiscal year, but not last, including lease expenses, gaming license expenses, and amortization expenses on our intangible asset. The marketing fee is due to one customer pursuant to the Company’s Software Services Agreement which stipulates benchmark targeted gross gaming revenues that the customer is required to achieve in order to obtain a marketing rebate. As such, if the customer generates the benchmark by a predetermined date, then the customer will be granted a marketing rebate of 1% of the gross gaming revenues generated by the customer. The customer has satisfied the requirement of the stipulated June 2021 benchmark which was 4 million Euro gross gaming revenues, and as such was granted the 1% rebate. This rebate resulted in an increase in general and administrative expenses.

The increase in the general and administrative expenses in fiscal year 2021, compared to 2020, is mainly due to the marketing compensation granted to one of the Company’s customers. As per the Company’s Software Agreement with the customer, the customer is required to achieve benchmark targeted gross gaming revenues in order to obtain a marketing rebate. If the customer generates the benchmark by a predetermined date then the customer will be granted a marketing rebate of 1% of the gross gaming revenues generated by the customer. The customer has satisfied the requirement of the stipulated September 2020 benchmark which was 2 million Euro gross gaming revenues, and as such was granted the 1% rebate.

The general and administrative expenses remained relatively consistent during the six-month period ended January 31, 2020, compared to the six-month period ended January 31, 2019.

General and administrative Expenses – Related Parties

General and administrative expenses from related parties consist primarily of amortization expenses due to stock options granted to directors and officers, back-office expenses paid to Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman, consulting expenses and salary expenses payable to the Company’s Directors and officers. The components of general and administrative expenses from related parties in the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019 are shown in the following table:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	October 31	October 31	January 31	January 31	January 31	January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
Amortization expenses of Directors’ and Officers’ stock options	$546,560	$1,032,495	$1,630,403	$484,763	$392,101	$114,180
Back-office expenses	55,000	99,000	132,000	99,000	66,000	20,200
Consulting & salary expenses	380,463	181,347	288,037	160,380	81,972	68,040
Total	$982,023	$1,312,842	$2,050,440	$744,143	$540,073	$202,420

During the nine-months ended October 31, 2021 and 2020, the directors’ stock options amortization expense decreased due to the stock options granted to the Company’s Chief Executive Officer (2,700,000 options) and the Chief Operating Officer (700,000 options) in addition to other options granted under the 2018 Equity Incentive Plan becoming fully vested and fully amortized; the back-office expenses decreased due to the cancellation of Back Office Services Agreement with Articulate (a related party owned by the Company’s Chief Executive Officer, Anthony Brian Goodman); the consulting & salary expense increased by $199,116, which is principally due to increased salaries of the Company’s Chief Executive Officer, the Chief Operating Officer and the addition of the Chief Financial Officer’s compensation.

During the twelve-months ended January 31, 2021 and 2020, the amortization expenses increased due to the stock options granted to three Independent Directors under the 2018 Equity Incentive Plan; the back office expenses (with Articulate, a related party owned by the Company’s Chief Executive Officer, Anthony Brian Goodman and his wife) increased due to the increasing cost per month thereof from $5,500 to $11,000 beginning in August 1, 2019; the consulting expenses increased due to the increasing number of Directors which the Company had, and the consulting services provided by Mr. Brett Goodman, a consultant, and the son of the Company’s Chief Executive Officer, who has been engaged to assist the Company with building a Peer-to-Peer gaming system.

During the six months ended January 31, 2020 and 2019, the increase in stock option amortization expenses was due to the stock options granted to the Company’s Chief Executive Officer (2,700,000 options) and the Chief Operating Officer (700,000 options) on September 19, 2019; and the back-office expense increasing due to the increasing cost with Articulate (a related party owned by the Company’s Chief Executive Officer, Anthony Brian Goodman) from $2,300 to $5,500 per month beginning on December 1, 2018.

Compensation Expense – Acquisition Cost - Related Party

Compensation expense – acquisition cost - related party was a result of an Asset Purchase Agreement entered into on February 28, 2018, with Luxor, which is wholly-owned by the Company’s Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Asset Purchase Agreement, the Company purchased certain intellectual property and know-how (the GM2 Asset) and agreed that 50% of the revenues generated by the GM2 Asset during the 12-month period from March 1, 2018 to February 28, 2019, would be paid to Luxor. As of July 31, 2018, the Company estimated the acquisition cost at $1,242,812.

During the nine-months ended October 31, 2021 and 2020, the acquisition cost was $0 and $0.

During the twelve-months ended January 31, 2021 and 2020, the acquisition cost was $0 and $6,791. The acquisition cost for the fiscal year ended January 31, 2020 was an adjustment to the estimated number.

During the six months ended January 31, 2020 and 2019, the acquisition cost was $0 and $84,082, respectively.

Research and development expense

Research and development expense was incurred in connection with the building of the Company’s Seamless Aggregation Platform (“Aggregation Platform”) acquired on March 1, 2021, from Gamefish Global Pty Ltd. During the nine-months ended October 31, 2021 and 2020, the research and development expense increased $131,067 to $149,738, from $18,671, respectively, mainly due to increased development of the platform.

During the twelve-months ended January 31, 2021 and 2020, research and development expense was $47,558 and $0, respectively. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer-to-Peer gaming system.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees and accounting and audit fees. The professional fees for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019, are shown in the following table:

	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended	Six Months Ended	Six Months Ended
	October 31	October 31	January 31	January 31	January 31	January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
Professional fees	$287,383	$110,336	$159,091	$57,507	$26,944	$30,068

During the nine-months ended October 31, 2021 and 2020, professional fees increased by $177,047 to $287,383, from $110,336, respectively, mainly due to legal and accounting fees related to corporate actions, filings with the SEC, preparation of tax returns and period end audits and reviews. Legal fees increased by $112,411 (from $54,556 to $166,967) and accounting and audit fees increased by $53,950 (from $32,550 to $86,500).

During the twelve-months ended January 31, 2021 and 2020, professional fees increased $101,584 from $57,507, to $159,091, respectively, mainly due to the corporate actions and filings with the SEC during the year including the change of fiscal year, stock reverse split and fees in connection with the filing of our NASDAQ uplisting application, which is still pending.

The professional fees remained fairly consistent during the six-month period ended January 31, 2020 and 2019, as there was limited corporate actions and filings; therefore, the audit costs and legal fees remained consistent over those periods.

Bad Debt Expense

During the nine-months ended October 31, 2021 and 2020, bad debt expense remained unchanged at $0 and $0, respectively. Accounts receivable are monitored regularly for impairment and all amounts are collectible except for a reserve for doubtful accounts of $168,557.

During the twelve-months ended January 31, 2021 and 2020, the bad debt expense was $0 and $179,396, respectively.

During the six-months ended January 31, 2020 and 2019, bad debt expense was $10,839 and $0, respectively. As of January 31, 2020, the Company had an accounts receivable of $10,839 from Globaltech Software Services LLC, a Company from which the Company’s Chief Executive Officer previously had an interest but does not have an interest as of this date. The relationship with Globaltech Software Services LLC was terminated and the amount was over one year past due; therefore, the balance of $10,839 was written off to bad debt expense.

Interest Expense

During the nine-months ended October 31, 2021 and 2020, interest expense was $0 and $10,897, respectively. Historically, interest expense was mainly attributed to settlement payable and promissory note to Luxor, a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman. The promissory note had an original principal balance of $1,031,567, with interest accruing on the unpaid balance at a rate of 6% per annum. The settlement payable and promissory note were paid in full as of January 31, 2021; therefore, no interest was incurred during the nine months ending October 31, 2021.

During the twelve-months ended January 31, 2021 and 2020, interest expense was $11,852 and $63,583, respectively. The decrease of interest expense is mainly due to the decrease in the outstanding balance of the convertible debt and the promissory note with Luxor that was paid in full as of January 31, 2021.

During the six-months ended January 31, 2020 and 2019, interest expense was $26,227 and $7,994 respectively. The increase in the interest expense was mainly attributable to the Luxor Promissory Note discussed above which was outstanding for the full six-month period ended January 31, 2020, compared to only a portion of the six-month period ended January 31, 2019. The interest rate for the Promissory Note was 6% per annum.

Interest income

Interest income is related to earnings on the Company’s savings account with Wells Fargo Bank.

During the nine-months ended October 31, 2021 and 2020, the interest income was $201 and $1,570, respectively. The decrease in interest income is due to the decrease in the earnings from Wells Fargo Bank.

During the twelve-months ended January 31, 2021 and 2020, interest income was $1,611 and $26,779, respectively. The decrease in interest income is due to the decrease in the earnings from Wells Fargo Bank.

During the six-months ended January 31, 2020 and 2019, interest income was $18,659 and $0, respectively. The interest income was from earnings on amounts held in the Company’s Wells Fargo Bank savings account which the Company opened in February 2019.

Foreign Exchange Gain (loss)

Certain suppliers bill the Company in Euros, and the foreign exchange gain (loss) is mainly due to the fluctuation of the Euro against the US dollar.

During the nine-months ended October 31, 2021 and 2020, the foreign exchange loss was $62,983 and $14,320, respectively.

During the twelve-months ended January 31, 2021 and 2020, the foreign exchange gain was $8,996 and $0, respectively.

During the six-months ended January 31, 2020 and 2019, there was no foreign exchange gain or loss.

Other Expense

On August 25, 2021, the Company first became aware of a default judgment entered against the Company (under its former name Source Gold Corp.), pursuant to an action filed against the Company by NPNC Management LLC (“NPNC”), in the Eighth Judicial District Court of Clark County, Nevada (Case No: A-15-716733-C). The action was originally filed on April 9, 2015, with a default judgment originally granted on November 3, 2015, which default judgment was renewed on August 24, 2021. The default judgment was in the amount of $42,485, plus interest at 18% per annum.

The Company was unaware of the prior default judgment until August 25, 2021, and has no knowledge of any liability, contracts with, or amounts due to, NPNC. On October 1, 2021, in an effort to settle the matter, the Company paid $40,000 to NPNC in full satisfaction of amounts owed.

There were no such expenses in prior periods.

Gain (loss) on derivative liability - note conversion feature

The gain (loss) on derivative liability was mainly due to the change of fair value change of derivative liabilities related to the note conversion features of convertible notes. As of January 31, 2020, all convertible notes were settled.

During the nine-months ended October 31, 2021 and 2020, there was no gain or loss on derivative liability as the convertible notes were settled.

During the twelve-months ended January 31, 2021 and 2020, the loss on derivative liability was $0 and $3,182, respectively. The loss on derivative liability during the January 31, 2020 year was mainly due to the fair value change of derivative liabilities. The Company settled all the derivative liabilities on January 31, 2020; therefore, no gains or losses on derivative liabilities accrued during the January 31, 2021 year.

During the six-months ended January 31, 2020 and 2019, loss on derivative liability was $0 and $1,899, respectively. The decrease in the expense was mainly due to the settlement of the convertible notes and fair value change of derivative liabilities.

Gain (loss) on extinguishment of debt

There was no gain or loss on extinguishment of debt during the nine-months ended October 31, 2021 and 2020 or the twelve-months ended January 31, 2021 and 2020.

During the six-month ended January 31, 2020 and 2019, loss on extinguishment of debt was $0 and $106, respectively. The loss was due to the settlement of convertible notes with LG Capital Funding, LLC.

Net Income (loss)

During the nine-months ended October 31, 2021 and 2020, net income was $648,072 and $345,922, respectively. The increase in net income of $302,150 is mainly due to the increase in gross profit of $1,056,601, offset by increases in (i) general and administrative expenses of $698,021, (ii) professional fees of $177,047 and (iii) research and development expense of $131,067.

During the twelve-months ended January 31, 2021 and 2020, net income was $398,080 and $1,982,892, respectively. The decrease in net income of $1,584,812 is mainly due to the increase of $1.4 million in the option amortization expenses.

During the six-months ended January 31, 2020 and 2019, net income was $966,774 and $753,790, respectively. The increase in net income of $212,984 was due to the increase in revenues and the decrease in acquisition costs and costs of goods sold.

Liquidity and Capital Resources

The below table summarizes our cash and cash equivalents, working capital and shareholders’ equity as of October 31, 2021 and 2020:

	As of	As of
	October 31	January 31,
	2021	2021

Cash and cash equivalents	$16,797,656	$11,706,349
Working capital	$18,694,687	$13,261,937
Shareholders’ equity	$18,928,109	$13,261,937

The Company had $16,797,656 of cash on hand and total assets of $20,458,948 ($20,043,502 were current assets) at October 31, 2021. The Company had total working capital of $18,694,687 as of October 31, 2021. The Company had total liabilities of $1,530,839 (of which $1,348,815 were current liabilities) as of October 31, 2021, which mainly included $105,062 of accounts payable to related parties, $1,074,786 of accounts payable and accrued liabilities, $68,635 of customer deposits, and $282,233 of operating lease liabilities related to the office lease. The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate, which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. Accounts payable to related parties was $105,062 and $208,521 as of October 31, 2021, and January 31, 2021, respectively. The increase in cash was due to the sale of $4,047,253 in equity, and $1,271,119 in cash from operations. The accounts receivable increased due to an increase in revenues. The customer deposits decreased because of the customers’ use of deposits as credits for games played. The consideration payable to related party decreased because the amount payable for the acquisition of GTG was settled.

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

See “Note 3 – Accounts Receivable, Net”, for a description of accounts receivable; “Note 4 – Accounts Receivable – Related Party”, for a description of related party accounts receivable; “Note 5 –  Prepaid Expenses”, for a description of prepaid expenses; “Note 9 – Intangible Assets – Software Platform”, for a description of the Company’s intangible assets; “Note 10– Related Party Transactions”, for a description of related party transactions; each included herein under “Item 8. Financial Statements and Supplementary Data.”

	Nine Months Ended October 31	Nine Months Ended October 31	Twelve Months Ended January 31	Twelve Months Ended January 31	Six Months Ended January 31	Six Months Ended January 31
	2021	2020	2021	2020	2020	2019
		(unaudited)		(unaudited)		(unaudited)
Cash provided by (used in) operating activities	$1,271,119	$1,799,079	$1,878,043	$1,599,319	$986,723	$839,338
Cash provided by (used in) investing activities	(231,314)	-	192	-	-	-
Cash provided by (used in) financing activities	4,051,165	1,354,412	7,971,610	(861,313)	(861,313)	(167,420)

The Company generated cash from operating activities of $1,271,119, $1,799,079, $1,878,043, $1,599,319, $986,723, and $839,338 for the nine-months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019. Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. The $1,271,119 of cash generated from operating activities during the nine-months ended October 31, 2021 was due primarily to $648,072 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stock issued for services) which totaled $967,579 during the nine-months ended October 31, 2021. The $1,799,079 cash generated from operating activities during the nine-months ended October 31, 2020, was due primarily to $345,922 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stock issued for services) which were $1,234,257 during the nine-months ended October 31, 2020.

Net cash provided by (used in) investment activities was $(231,314) and $192 for the nine-months ended October 31, 2021 and twelve-months ended January 31, 2021. During the nine-months ended October 31, 2021, the $231,314 cash used in investment activities was due primarily to $115,314 for the acquisition of Global Technology Group Pty Ltd (more details of which are discussed in “Note 8 – Asset Acquisition – Related Party” to the consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”) and $116,000 for the purchase of fixed assets. There was no cash used or provided by investing activities for the nine-months ended October 31, 2020.

Net cash provided by (used in) financing activities was $4,051,165, $1,354,412, $7,971,610, $(861,313), $(861,313), and $(167,420) for the nine-months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, and the six months ended January 31, 2020 and 2019, respectively. The $4,051,165 cash provided by financing activities during the nine-months ended October 31, 2021 was due primarily to the exercise of warrants in July 2021 which raised cash of $1,020,000 (for 170,000 shares of common stock of the Company) and a public offering in October 2021 which raised a net of $3,027,253 (for 496,429 shares of common stock and warrants to purchase the same number of shares of common stock of the Company) as discussed in “Note 11 – Equity” to the consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”. The $1,354,412 of cash provided by financing activities during nine-months ended October 31, 2020 was due primarily to the sales of equity securities in September 2020 through private placements as discussed below and in “Note 11 – Equity” to the consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”.

Recent Fund Raising Activities

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

From November 23, 2020, to December 7, 2020 (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $6.80 per share, and on December 8, 2020, the Company provided notice to the holders of the warrants and that they had until January 7, 2021 to exercise such warrants, or such warrants would expire pursuant to their terms. From December 9, 2020, to January 7, 2021, ten holders of warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises the Company issued such warrant holders an aggregate of 409,029 shares of restricted common stock.

Separately, effective on January 7, 2021, the Board of Directors of the Company agreed to extend the expiration date of warrants to purchase 118,000 shares of common stock, which would have otherwise expired on January 7, 2021, pursuant to the terms of the warrants, to February 8, 2021, which warrants expired unexercised.

On January 20, 2021, the Company sold an aggregate of 1,000,000 units to one investor, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $5.00 per unit. In total the Company raised cash of $4,999,982 pursuant to the private offering of the units. The units were sold pursuant to the entry into a subscription agreement with the investor. The Subscription Agreement provided the investor customary piggyback registration rights (for both the shares and the shares of common stock underlying the warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the investor is eligible to sell the applicable securities under Rule 144 of the Securities Act. Such piggyback registration right agreements also provided that the Company is not required to register securities in a registration statement relating solely to an offering by the Company of securities for its own account if the managing underwriter or placement agent have advised the Company in writing that the inclusion of such securities would have a material adverse effect upon the ability of the Company to sell securities for its own account.

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

On July 9, 2021, the holder exercised a portion of the Warrants to purchase 170,000 shares of the Company’s common stock at $6.00 per share and paid the Company $1,020,000 in connection with such exercise and funds were received by the Company in a total amount of $1,019,982 ($1,020,000 less $18 in bank charges) on July 14, 2021. The Company issued the holder 170,000 shares of common stock in connection with such exercise.

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

October 2021 Public Offering

On October 25, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of an aggregate of 496,429 shares of common stock of the Company (the “Shares”), together with warrants to purchase 496,429 shares of common stock (the “Warrants”), at $7.00 per combined Share and Warrant, for aggregate gross proceeds of approximately $3.475 million, before deducting the placement agent fees and related offering expenses. The Offering closed on October 27, 2021.

EF Hutton, division of Benchmark Investments, LLC agreed to act as placement agent (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent will receive an aggregate cash fee of 6% of the gross proceeds of the Offering, a non-accountable expense reimbursement of 1% of the gross proceeds in the Offering, the reimbursement of certain of the Placement Agent’s expenses not to exceed $60,000, and the reimbursement of certain other expenses, in the event the Offering closes.

The Shares, Warrants and shares of common stock issuable upon exercise of the Warrants, were registered under the Securities Act, on the Company’s effective shelf registration statement on Form S-3 (File No. 333-260044), filed with the SEC on October 5, 2021, which was declared effective by the SEC on October 15, 2021, and the base prospectus contained therein, and a prospectus supplement forming a part of the effective Registration Statement, dated October 25, 2021, which was filed with the Commission on October 27, 2021.

The Warrants sold in the Offering have a term of three years, and an exercise price of $8.63 per share (subject to customary adjustments for stock splits, dividends and recapitalizations), the closing sales price of the Company’s common stock on October 22, 2021, the last trading day prior to the date that the Purchase Agreement was entered into. The Warrants provide that they may be exercised on a ‘cashless exercise’ basis if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of common stock issuable upon exercise of the Warrants. The exercise of the Warrants is subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a purchaser prior to the issuance of any shares, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Warrant held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation, provided that any increase in beneficial ownership limitation shall not be effective until 61 days following notice to us and in no event shall such beneficial ownership exceed 9.99% and such 61 day period cannot be waived.

The Warrants also include anti-dilution rights, which will provide that if at any time the Warrants are outstanding, we issue (or announce any offer, sale, grant or any option to purchase or other disposition) or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) any common stock or common stock equivalents for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, subject to certain exceptions.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. “Note 2 -- Summary of Accounting Policies,” of the notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

GOLDEN MATRIX GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of October 31, 2021 and January 31, 2021, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the nine-month period ended October 31, 2021 and the year ended January 31, 2021, the six-month period ended January 31, 2020 and the year ended July 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and January 31, 2021, and the results of its operations and its cash flows for the nine-month period ended October 31, 2021 and the year ended January 31, 2021, the six-month period ended January 31, 2020 and the year ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Houston, TX

January 13, 2022

Golden Matrix Group, Inc and Subsidiary

Consolidated Balance Sheets

	October 31,	January 31,
	2021	2021
ASSETS

Current assets:
Cash and cash equivalents	$16,797,656	$11,706,349
Accounts receivable, net	1,762,725	1,040,410
Accounts receivable – related parties	1,306,896	656,805
Prepaid expenses	114,426	410,983
Short-term deposit	61,799	-
Total current assets	$20,043,502	$13,814,547

Non-current assets:
Operating lease right-of-use assets	280,183	-
Intangible assets – net of amortization	135,263	-
Total non-current assets	415,446
Total assets	$20,458,948	$13,814,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,074,786	$78,913
Accounts payable – related parties	105,062	208,521
Current portion of operating lease liability	100,209	-
Customer deposits	68,635	149,640
Accrued interest	123	123
Advances from shareholders	-	99
Consideration payable – related party – in default	-	115,314
Total current liabilities	1,348,815	552,610

Non-current liabilities:
Non-current portion of operating lease liability	182,024	-
Total non-current liabilities	182,024	-
Total liabilities	$1,530,839	$552,610

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 40,000,000 and 40,000,000 shares authorized; 27,231,401 and 22,741,665 shares issued and outstanding respectively	$272	$227
Additional paid-in capital	43,354,366	38,320,729
Stock payable	-	7,420
Stock payable – related party	-	7,420
Accumulated other comprehensive loss	(1,720)	(978)
Accumulated deficit	(24,424,809)	(25,072,881)
Total shareholders’ equity	18,928,109	13,261,937
Total liabilities and shareholders’ equity	$20,458,948	$13,814,547

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

	Nine Months		Six Months	Year Ended
	Ended October 31, 2021	Year Ended January 31, 2021	Ended January 31, 2020	July 31, 2019

Revenues-related party	$1,525,091	$2,248,877	$1,087,816	$2,429,442
Revenues	7,808,401	2,974,182	670,783	452,771
Total revenues	9,333,492	5,223,059	1,758,599	2,882,213
Cost of goods sold	(6,050,508)	(2,000,052)	(57,224)	(21,998)
Gross profit	3,282,984	3,223,007	1,701,375	2,860,215

Costs and expenses:
G&A expense	1,112,986	566,593	149,177	321,339
G&A expense- related party	982,023	2,050,440	540,073	406,490
Compensation expense - Acquisition cost - related party	-	-	-	90,873
Professional fees	287,383	159,091	26,944	60,631
Research and development expense	149,738	47,558	-	-
Bad debt expense	-	-	10,839	168,557
Total operating expenses	2,532,130	2,823,682	727,033	1,047,890
Gain from operations	750,854	399,325	974,342	1,812,325

Other income (expense):
Interest expense	-	(11,852)	(26,227)	(45,350)
Interest income	201	1,611	18,659	8,120
Foreign exchange gain (loss)	(62,983)	8,996	-	-
Other expense	(40,000)	-	-	-
Gain (Loss) on extinguishment of debt	-	-	-	(106)
Loss on derivative liability	-	-	-	(5,081)
Total other expense	(102,782)	(1,245)	(7,568)	(42,417)
Net income	$648,072	$398,080	966,774	$1,769,908

Other comprehensive loss
Foreign currency translation adjustment	(742)	-	-	-
Total comprehensive income	$647,330	$398,080	966,774	$1,769,908

Net earnings (loss) per common share - basic	$0.03	$0.02	0.05	$0.09
Net earnings (loss) per common share -diluted	$0.02	$0.01	0.03	$0.06
Weighted average number of common shares outstanding - basic	23,884,563	19,953,819	18,968,792	18,764,007
Weighted average number of common shares outstanding - diluted	32,278,224	31,588,555	27,862,743	27,593,734

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statement of Shareholders’ Equity

	Preferred Stock- Series B		Common Stock		Additional		Stock Payable	Accumulated Other		Total Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Payable	Related Party	Comprehensive Loss	Accumulated Deficit	Equity (Deficit)
Balance at July 31, 2018	1,000	$-	17,486,032	$175	$26,866,848	-	-	$(683)	$(28,207,643)	$(1,341,303)
Issuance of shares for services	-	-	86,667	1	30,099	-	-	-	-	30,100
Issuance of shares for settlement of convertible note-related party	-	-	1,396,093	14	209,400	-	-	-	-	209,414
Issuance of shares for settlement of conversion note	-	-	-	-	5,311	-	-	-	-	5,311
Fair value of options/warrants issued for services	-	-	-	-	228,840	-	-	-	-	228,840
Imputed interest	-	-	-	-	16,440	-	-	-	-	16,440
Gain on extinguishment of debt-related party	-	-	-	-	114,618	-	-	-	-	114,618
Net income	-	-	-	-	-	-	-	-	1,769,908	1,769,908
Balance July 31, 2019	1,000	$-	18,968,792	$190	$27,471,556	-	-	$(683)	$(26,437,735)	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	449,325	-	-	-	-	449,325
Settlement of derivative liability	-	-	-	-	15,000	-	-	-	-	15,000
Imputed interest	-	-	-	-	8,771	-	-	-	-	8,771
Net income	-	-	-	-	-	-	-	-	966,774	966,774
Balance January 31, 2020	1,000	$-	18,968,792	$190	$27,944,652	-	-	$(683)	$(25,470,961)	$2,473,198
Shares issued for services	-	-	66,667	-	37,000	7,420	7,420	-	-	51,840
Shares issued for private placement	-	-	1,936,058	19	8,468,845	-	-	-	-	8,468,864
Shares issued on exercise of options	-	-	133,334	2	7,998	-	-	-	-	8,000
Shares issued on cashless exercise of options	-	-	1,633,175	16	(16)	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	1,906,183	-	-	-	-	1,906,183
Reverse split	-	-	3,639	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	9,776	-	-	-	-	9,776
Acquisition of GTG	-	-	-	-	(53,709)	-	-	-	-	(53,709)
Cumulative Translation adjustment	-	-	-	-	-	-	-	(295)	-	(295)
Net income	-	-	-	-	-	-	-	-	398,080	398,080
Balances January 31, 2021	1,000	$-	22,741,665	$227	$38,320,729	$7,420	$7,420	$(978)	$(25,072,881)	$13,261,937
Shares issued for cash	-	-	496,429	5	3,027,248	-	-	-	-	3,027,253
Shares issued for services	-	-	12,491	-	76,440	(7,420)	(7,420)	-	-	61,600
Shares issued for exercise of warrants	-	-	170,000	2	1,019,998	-	-	-	-	1,020,000
Shares issued on exercise of options	-	-	66,666	1	4,009	-	-	-	-	4,010
Shares issued on cashless exercise of options	-	-	782,955	8	(8)	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	2,961,195	29	(29)	-	-	-	-	-
FV of option / warrants issued for services	-	-	-	-	905,979	-	-	-	-	905,979
Cumulative translation adjustment	-	-	-	-	-	-	-	(742)	-	(742)
Net income	-	-	-	-	-	-	-	-	648,072	648,072
Balances October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$-	$-	$(1,720)	$(24,424,809)	$18,928,109

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statements of Cash Flow

	Nine Months Ended	Year Ended	Six Months Ended	Year Ended
	October 31, 2021	January 31, 2021	January 31, 2020	July 31, 2019
Cash flows from operating activities:
Net income	$648,072	$398,080	$966,774	$1,769,908
Adjustments to reconcile net income to cash provided by operating activities:
Amortization platform	38,737	-	-	-
Unrealized loss on derivative liabilities-note conversion feature	-	-	-	5,081
Fair value of stock options issued for services	359,419	275,780	57,224	21,998
Fair value of shares issued for services	61,600	51,840	-	30,100
Stock based compensation – related parties	546,560	1,630,403	392,101	206,842
Loss on extinguishment of debt	-	-	-	106
Imputed interest	-	9,776	8,771	16,440
Compensation expense-Acquisition-related parties	-	-	-	90,873
Penalty on convertible notes payable	-	-	2,000	8,600
Bad debt expense	-	-	10,839	168,557

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(722,591)	(249,070)	(526,782)	(423,110)
(Increase) decrease in accounts receivable – related parties	(646,091)	(512,627)	(60,316)	(647,109)
(Increase) decrease in prepaid expense	291,780	(349,765)	-	1,000
(Increase) decrease in short-term deposit	(61,888)	-	-	-
(Increase) decrease in operating lease asset	41,236	-	-	-
(Decrease) increase in accounts payable and accrued liabilities	937,913	557,943	(15,483)	26,713
(Decrease) increase in accounts payable – related parties	(103,459)	(42,116)	134,141	150,324
(Decrease) increase in customer deposit	(80,987)	149,640	-	-
(Decrease) increase in operating lease liabilities	(39,182)	-	-	-
(Decrease) increase in accrued interest	-	(41,841)	17,454	25,611
Net cash provided by operating activities	$1,271,119	$1,878,043	$986,723	$1,451,934

Cash flows from investing activities
Cash received from Investment in Global Technology Group Pty Ltd– related party	-	192	-	-
Purchase of GTG	(115,314)	-	-	-
Purchase of fixed assets	(116,000)	-	-	-
Net cash provided by (used in) investing activities	$(231,314)	$192	$-	$-

Cash flows from financing activities:
Proceeds from sale of stock	4,047,253	8,468,864	-	-
Proceeds from option exercise	4,010	8,000	-	-
Repayments on shareholder loans – related party	(98)	(1,000)	-	-
Repayments on notes payable	-	(40,000)	-	-
Repayments on settlement payable	-	-	-	(17,420)
Repayments on settlement payable – related party	-	(290,000)	-	(150,000)
Repayments on promissory note – related party	-	(174,254)	(861,313)	-
Net cash provided by (used in) financing activities	$4,051,165	$7,971,610	$(861,313)	$(167,420)

Effect of exchange rate changes on cash	337	(1)	-	-

Net increase in cash and cash equivalents	5,091,307	9,849,844	125,410	1,284,514
Cash and cash equivalents at beginning of year	11,706,349	1,856,505	1,731,095	446,581
Cash and cash equivalents at end of year	$16,797,656	$11,706,349	$1,856,505	$1,731,095

Supplemental cash flows disclosures
Interest paid	$-	$43,918	$-	$-
Tax paid	$-	$-	$-	$-
Supplemental disclosure of cash flow information:
Settlement of derivative liability	$-	$-	$15,000	$5,311
Common stock issued for conversion of debt – related party	$-	$-	$-	$209,414
Debt discount from derivative liability	$-	$-	$-	$3,300
Settlement payable	$-	$-	$-	$448,012
Extinguishment of contingent liability – related party	$-	$-	$-	$1,031,567
Gain on extinguishment of contingent liability – related party	$-	$-	$-	$114,618
Accounts payable settled with accounts receivable – related party	$-	$914,696	$-	$-
Cashless exercise of options	$8	$16	$-	$-
Cashless exercise of options – related parties	$29	$-	$-	$-
Share issued for services from stock payable	$7,420	$-	$-	$-
Share issued for services from stock payable – related party	$7,420	$-	$-	$-
Initial ROU asset and lease liability	$329,254	$-	$-	$-

See accompanying notes to consolidated financial statement.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. On September 15, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflecting the changing direction of the Company’s business to software technology. GMGI has a global presence with offices in Las Vegas, Nevada and Sydney, Australia. GMGI’s sophisticated social gaming software supports multiple languages including English and Chinese.

On May 12, 2020, the Board of Directors approved a change in the Company’s fiscal year from July 31 to January 31, effective as of the same date.

On October 29, 2021, the Board of Directors approved a change in the Company’s fiscal year from January 31 to October 31, effective as of the same date. Accordingly, in addition to financial statements as of and for the transitional nine-months ended October 31, 2021, these financial statements contain information for the year ended January 31, 2021, the six-month transitional financial statements as of and for the period ending January 31, 2020 and the year ended July 31, 2019.

Acquisition of GTG

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, the Company’s Chief Executive Officer and director, and the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (“GTG”). Under the terms of the Share Purchase Agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for a total of 85,000 Pounds Sterling (GBP or £). The assets and liabilities of GTG have been recorded at their historical cost basis at the acquisition date and are included in the Company’s consolidated financial statements. The acquisition of GTG closed on January 19, 2021, and on March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

Henceforth, all references to the “Company” shall mean and include Golden Matrix Group, Inc. and its subsidiary, GTG, following the closing of the Share Purchase Agreement.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”).

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Going Concern

In connection with the preparation of its financial statements for the nine-month transitional period ended October 31, 2021 and the twelve month period ended January 31, 2021, the Company’s management evaluated the Company’s ability to continue as a going concern in accordance with Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements–Going Concern (Subtopic 205-40), which requires an assessment of relevant conditions or events, considered in the aggregate, that are known or reasonably knowable by management on the issuance dates of the financial statements which indicated the probable likelihood that the Company will be unable to meet its obligations as they become due within one year after the issuance date of the financial statements.

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

Working capital at October 31, 2021 improved by $5,432,750 to $18,694,687 as of October 31, 2021 from $13,261,937 as of January 31, 2021.

As a result of 170,000 warrants exercised in July 2021 and 496,429 shares of the Company’s stock (together with the same number of warrants to purchase shares of common stock) sold in a public offering in October 2021, the Company issued 666,429 shares of common stock and raised net proceeds of $4,047,253.

As of October 31, 2021, the Company had $16,797,656 in its operating bank accounts and for the nine-month transition period ending October 31, 2021, the Company generated $1,271,119 cash from operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Global Technology Group Pty Ltd. (after January 19, 2021). All intercompany transactions and balances have been eliminated.

Common Control Asset Acquisition

A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company, wholly-owned by Mr. Goodman. Mr. Goodman is also a controlling party of the Company via his stock holding in Luxor Capital, LLC, which has a controlling vote of greater than 50%. As such the acquisition of GTG was a common control acquisition.

The accounting and reporting for a transaction between entities under common control is addressed in the “Transactions Between Entities Under Common Control” subsections of Accounting Standards Codification (ASC) 805-50. ASC 805-50, which requires that the receiving entity recognize the net assets received at their historical carrying amounts.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive income (loss), a separate component of Equity, in our consolidated balance sheets. We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense), net.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of October 31, 2021 and January 31, 2021, the allowance for doubtful accounts was $168,557 and $168,557, respectively. During the nine-month transition period ending October 31, 2021, there was no bad debt expense recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Intangible Assets

Intangible assets are capitalized when a future benefit is determined. Intangible assets are amortized over the anticipated useful live of the intangible asset.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. On March 1, 2021, the Company purchased the Aggregation Platform from Gamefish Global Pty Ltd for $174,000, its sole intangible asset. The Company incurred amortization expense related to its intangible assets of $38,737, $0, $0 and $0 during the nine months ended October 31, 2021, the twelve month ended January 31, 2021, six months ended January 31, 2020 and twelve months ended July 31, 2010, respectively.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.  No website development costs, or related costs were incurred at October 31, 2021 and January 31, 2021.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.  No software development costs, or related costs were incurred at October 31, 2021 and January 31, 2021.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets; and
●

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the nine-month transition period ending October 31, 2021, the fiscal year ended January 31, 2021, the six months ended January 31, 2020, and the fiscal year ended July 31, 2019:

	Nine Months Ended	Year Ended	Six Months Ended	Year Ended
	October 31, 2021	January 31, 2021	January 31, 2020	July 31, 2019

Basic earnings (loss) per common share
Numerator:
Net income available to common shareholders	$648,072	$398,080	$966,774	$1,769,908
Denominator:
Weighted average common shares outstanding	23,884,563	19,953,819	18,968,792	18,764,007

Basic earnings per common share	$0.03	$0.02	$0.05	$0.09

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$648,072	$398,080	$966,774	$1,769,908
Denominator:
Weighted average common shares outstanding	23,884,563	19,953,819	18,968,792	18,764,007
Preferred shares	1,000	1,000	1,000	1,000
Warrants/Options	8,392,661	11,633,736	8,838,440	8,774,216
Convertible Debt	-	-	54,511	54,511
Adjusted weighted average common shares outstanding	32,278,224	31,588,555	27,862,743	27,593,734

Diluted earnings per common share	$0.02	$0.01	$0.03	$0.06

Revenues

The Company has one operating segment which is gaming.

The Company currently has two distinctive revenue streams within its gaming operating segment: one is generated via usage of the Company’s software and the other is a royalty charged on the use of third-party gaming content.

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

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

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Decreased demand for our products and services caused by COVID-19 could have a material adverse effect on our results of operations. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) travel restrictions and stay at home orders; (iv) recessions and other economic contractions which may decrease the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (v) increasing contraction in the capital markets. At this time, our operations have not been materially negatively impacted by the coronavirus pandemic although much of the Company’s work was performed in the commuter environment, as opposed to the office setting.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable are carried at their estimated collectible amounts. The balance is composed of trade accounts receivables that are periodically evaluated for collectability based on past credit history with customers and their current financial condition and amount due from Citibank for Automated Clearing House (ACH) transfers that were erroneously processed by Citibank (described below).

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, 729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11 and proceeded to immediately replenished $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. In November 2021, an additional $247,908 was replenished by Citibank which resulted in a balance due from Citibank of $88,676. As of January 12, 2022, the balance due from Citibank was $88,676. This balance of $88,676 is expected to be replenished by the end of January 2022.

The Company has accounts receivable of $1,762,725 and $1,040,410 as of October 31, 2021 and January 31, 2021, respectively (net of allowance for bad debt of $168,557 and $168,557, respectively).

NOTE 4 – ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable - related party are carried at their estimated collectible amounts. Accounts receivable-related party are periodically evaluated for collectability based on past credit history and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, Chief Executive Officer of the Company and his wife Marla Goodman, which balances are $1,306,896 and $656,805 as of October 31, 2021 and January 31, 2021, respectively.

NOTE 5 – PREPAID EXPENSES

The prepaid expenses mainly include credits from our supplier, retainer paid to our corporate attorney, prepaid national press releases, subscription of investor relation feeds, and a one-year Gaming License fee. The balance of prepaid assets are $114,426 and $410,983 as of October 31, 2021 and January 31, 2021, respectively.

NOTE 6 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for a new office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $115,265 ($148,902 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

 Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $61,799 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, has a one-year maturity and earns 0.25% interest per year.

As of October 31, 2021 and January 31, 2021, the operating lease right-of-use asset is $280,183 and $0, respectively, and there was also a current operating lease liability of $100,209 and $0, respectively and a non-current operating lease liability $182,024 and $0, respectively.

NOTE 7 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

1.

One source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients will be required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of October 31, 2021 and January 31, 2021, customer deposits amounted to $32,886 and $5,000, respectively.

2.

The other source of deposits is the payment from customers in advance of any usages of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of October 31, 2021 and January 31, 2021, a total of $35,749 and $144,640 of customer deposits are from this source.

NOTE 8 – ASSET ACQUISITION – RELATED PARTY

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, the Company’s Chief Executive Officer and director, and the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (GTG). Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to GMGI for a total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG and on March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

As described more fully in Note 1, the assets and liabilities of GTG have been recorded at their historical cost basis at the acquisition date and are included in the Company’s consolidated financial statements.

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

NOTE 9 – INTANGIBLE ASSETS – SOFTWARE PLATFORM

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

Intangible assets are amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. Amortization expense related to website development costs and intangible assets were $38,737 and $0 for the nine months ended October 31, 2021, and twelve months ended January 31, 2021, respectively. Accumulated amortization was $38,737 and $0 as of October 31, 2021, and January 31, 2021, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman

On February 22, 2016, the Company entered into a Consulting Service Agreement with its Chief Executive Officer, Anthony Brian Goodman. Pursuant to the Agreement, the consulting fee could be settled in shares. During the nine months ended October 31, 2021 and twelve months ended January 31, 2021, the total consulting fee to Mr. Goodman was $0 and $67,894, respectively and, as of October 31, 2021 and January 31, 2021, total consulting fee payable to Mr. Goodman was $0 and $0, respectively. As of January 31, 2021, the Company has $4,000 of prepaid compensation to Mr. Goodman, due to the overpayment to him which has been repaid as of April 30, 2021.

The Consulting Service Agreement with Mr. Goodman which commenced on February 22, 2016 was terminated on October 26, 2020 when the Company entered into an Employment Agreement with Mr. Goodman on October 26, 2020.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. Beginning July 1, 2021, the superannuation increased to 10% of the salary pursuant to Australian law. As of October 31, 2021 and January 31, 2021, total wage payable to Mr. Goodman was $0 and 38,769, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $14,205 and $3,683, respectively.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase shares of common stock to Anthony Brian Goodman. More details of the options are covered in “NOTE 11 – EQUITY”.

On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022. More details of the options are covered in “NOTE 11 – EQUITY”.

On September 18, 2021, Anthony Goodman, the Company’s Chief Executive Officer and Chairman, exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($2,450,250) and 2,344,891 shares were issued. More details of the options are covered in “NOTE 11 – EQUITY”.

Weiting ‘Cathy’ Feng

On February 22, 2016, the Company entered into a Consulting Service Agreement with its then Chief Financial Officer, Weiting ‘Cathy’ Feng. Pursuant to the Agreement, the consulting fee could be settled in shares. During the nine months ended October 31, 2021 and twelve months ended January 31, 2021, the total consulting fee to Ms. Feng was $0 and $67,894, respectively and, as of October 31, 2021 and January 31, 2021, total consulting fee payable to Ms. Feng was $0 and $97,692, respectively.

The Consulting Service Agreement with Ms. Feng was terminated when the Company entered into an Employment Agreement with Ms. Feng on October 26, 2020.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. Beginning July 1, 2021, the superannuation increased to 10% of the salary pursuant to Australian law. As of October 31, 2021 and January 31, 2021, total wage payable to Ms. Feng was $0 and $32,308, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $11,838 and $3,069, respectively.

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 16, 2019, the Company granted options to purchase shares of common stock to Weiting ‘Cathy’ Feng. More details of the options are covered in “NOTE 11 – EQUITY”.

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022. More details of the options are covered in “NOTE 11 – EQUITY”.

On September 18, 2021, Weiting Feng, the Company’s Chief Operating Officer and Director, exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($577,500) and 616,304 shares were issued. More details of the options are covered in “NOTE 11 – EQUITY”.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and to grant Mr. McChesney options to purchase 100,000 shares of common stock (at $0.795 per share, expiring April 27, 2025) in connection with his appointment.

During the nine months ended October 31, 2021 and twelve months ended January 31, 2021, total consulting fees paid to Mr. McChesney were $18,000 and $18,000, respectively. As of October 31, 2021 and January 31, 2021, the Company had no amount payable to Mr. McChesney. More details regarding the options are covered in “NOTE 11 – EQUITY”.

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. McChesney to $3,000 per month, commencing November 1, 2021 and to include an annual equity retainer of $25,000 in common stock shares under the 2018 Equity Incentive Plan. The number of shares to be issued is to be determined by the average closing price for five business days following the release of the Company’s Annual Report Form 10-K. If the Director has served less than the previous 12 months, the distribution shall be prorated. All such shares will be issued pursuant to the Company’s 2018 Equity Compensation Plan.

Murray G. Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith $2,000 per month payable in arears and to grant Mr. Smith options to purchase 100,000 shares of common stock (at $2.670 per share, expiring August 1, 2025) in connection with his appointment.

During the nine months ended October 31, 2021 and twelve months ended January 31, 2021, total consulting fees paid to Mr. Smith were $18,000 and $12,000, respectively. As of October 31, 2021 and January 31, 2021, the Company had no amount payable to Mr. Smith. More details regarding the options are covered in “NOTE 11 – EQUITY”.

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. Smith to $3,000 per month, commencing November 1, 2021 and to include an annual equity retainer of $25,000 in common stock shares issued under the 2018 Equity Incentive Plan. The number of shares to be issued is to be determined by the average closing price for five business days following the release of the Company’s Annual Report Form 10-K. If the Director has served less than the previous 12 months, the distribution shall be prorated.  All such shares will be issued pursuant to the Company’s 2018 Equity Compensation Plan.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston $2,000 per month payable in arears and to grant Mr. Johnston options to purchase 100,000 shares of common stock (at $2.670 per share, expiring August 1, 2025) in connection with his appointment.

During the nine months ended October 31, 2021 and twelve months ended January 31, 2021, total consulting fees paid to Mr. Johnston were $18,000 and $10,000, respectively. As of October 31, 2021 and January 31, 2021, the amount payable to Mr. Johnston was $2,000 and $0. More details regarding the options are covered in “NOTE 11 – EQUITY”.

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. Johnston to $3,000 per month, commencing November 1, 2021 and to include an annual equity retainer of $25,000 in shares of common stock issued under the 2018 Equity Incentive Plan. The number of shares to be issued is to be determined by the average closing price for five business days following the release of the Company’s Annual Report Form 10-K. If the Director has served less than the previous 12 months, the distribution shall be prorated. All such shares will be issued pursuant to the Company’s 2018 Equity Compensation Plan.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building a Peer-to-Peer gaming system. The consultant will be paid $3,000 per month.

During the nine months ended October 31, 2021 and twelve months ended January 31, 2021, total consulting fees paid to Mr. Brett Goodman were $30,000 and $27,000, respectively. As of October 31, 2021 and January 31, 2021, the Company had no amount payable to Mr. Brett Goodman.

On August 10, 2020, the Company entered into a Stock Purchase Agreement with Mr. Brett Goodman, and Jason Silver, who was then subject to a partnership agreement with Brett Goodman. Mr. Goodman and Mr. Silver had previously engaged a third-party company to develop a Peer-to-Peer betting application and the parties determined it was in the Company’s best interests to assume ownership of the Peer-to-Peer betting application development program, and to engage Mr. Goodman and Mr. Silver for management of the project. Pursuant to the agreement, we agreed to issue each of Mr. Goodman and Mr. Silver 2,000 shares of restricted common stock (4,000 shares in aggregate) (which shares were issued on March 24, 2021), and as a result, a $14,840 expense was recorded during the fiscal year ended January 31, 2021. Additionally, each of Mr. Goodman and Mr. Silver agreed to manage the project. We also agreed to reimburse Mr. Goodman and Mr. Silver for the costs of the project; however, there have been no expenses to date.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

(a) Back Office Services:

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, Chief Executive Officer of the Company and his wife Marla Goodman, for consulting services.

On June 30, 2021, the Back Office Services Agreement was cancelled. During the nine months ended October 31, 2021, and twelve months ended January 31, 2021, total Back Office Services fees paid to Articulate were $55,000 and $132,000, respectively. As of October 31, 2021 and January 31, 2021, the amount payable to Articulate for Back Office Services was $77,019 and $33,000, respectively.

(b)  License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and would pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the nine months ended October 31, 2021, and twelve months ended January 31, 2021, revenues from Articulate were $1,525,091 and $2,248,877, respectively. As of October 31, 2021, and January 31, 2021, the amount receivable from Articulate was $1,306,896 and $656,805, respectively.

(c) Prepaid deposit paid to Skywind Services IOM Ltd (“Skywind”) by Articulate on behalf of Global Technology Pty Ltd (“GTG”):

Articulate had a prepaid deposit in favor of Skywind in the amount of $43,569 (35,928 EUR) as of  February 18, 2021. Articulate allowed GTG to utilize the prepaid deposits in order that GTG be able to operate and utilize certain Progressive Jackpot games of Skywind. On February 18, 2021, the Company recorded an accounts payable of $43,569 to Articulate. On July 29, 2021, the Company paid an equivalent of $42,464 to Articulate to settle the accounts payable based on the exchange rate on the same date.

Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company), to be granted options to purchase 50,000 shares of common stock (at $9.910 per share, expiring April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options. During the nine months ended October 31, 2021, and twelve months ended January 31, 2021, total consulting fees paid to Mr. Jimenez were $78,750 and $0, respectively. As of October 31, 2021, and January 31, 2021, the amount payable to Mr. Jimenez was $0 and $0, respectively. More details regarding the options are covered in “NOTE 11 – EQUITY”.

NOTE 11 – EQUITY

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

As of October 31, 2021 and January 31, 2021, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

(a) Reverse Stock Split

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

(c) Private Placement and Warrant Exercise

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

From December 9, 2020, to January 7, 2021, ten holders of Warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such Warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises the Company issued such Warrant holders an aggregate of 409,029 shares of restricted common stock. The remaining warrants expired unexercised.

(d) Private Placement, Warrant Exercise and Warrant Amendment

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

On July 9, 2021, the holder exercised a portion of the Warrant to purchase 170,000 shares of the of the Company’s common stock at $6.00 per share and paid the Company $1,020,000 in connection with such exercise and funds were received by the Company in a total amount of $1,019,982 ($1,020,000 less $18 in bank charges), on July 14, 2021. The Company issued the holder 170,000 shares of common stock in connection with such exercise.

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

(e) Business Consultant Agreements

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arrears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The Warrants have an exercise price of $5.50 per share (and no cashless exercise rights) and are exercisable until the earlier of (a) March 22, 2023, and (b) the 20th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $11.00 per share for a period of ten consecutive trading days. On November 23, 2021, the two Business Consulting Agreements were terminated pursuant to the terms of the Asset Purchase Agreement.

During the nine months ended October 31, 2021, thirteen consultants exercised their options. As a result, 66,666 shares of common stock were issued upon the cash exercise of the options and 782,955 shares of common stock were issued upon the cashless exercise of the options. More details regarding the options are discussed under “Stock Option Plan” below.

During the nine months ended October 31, 2021, 2,000 shares of common stock were issued to Brett Goodman, the son of the Company’s Chief Executive Officer, due to stock payable; 2,000 shares of common stock were issued to Jason Silver due to stock payable; the shares were issued as compensation for their services provided to assist the Company in managing the development of the Peer to Peer betting application; and 8,491 shares of common stock were issued for services rendered based on the average market value of $61,600 in total.

(f) Certificate of Amendment

On November 23, 2021, Luxor Capital LLC (the “Majority Stockholder”), which entity is beneficially owned and controlled by Anthony Brian Goodman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which beneficially owned an aggregate of 109,121,634,483 total voting shares, representing approximately 99.982% of the Company’s voting stock as of such date, including (a) 7,470,483 shares of common stock, representing 27.4% of the Company’s outstanding shares of common stock, and (b) 1,000 shares of the Company’s Series B Voting Preferred Voting Stock, representing 100% of the Company’s issued and outstanding Series B Voting Preferred Voting Stock, which Series B Voting Preferred Voting Stock shares each vote four times the number of shares of the Company’s common stock outstanding (27,278,541 shares), executed a written consent in lieu of a special meeting of stockholders (the “Majority Stockholder Consent”), approving the following matter, which had previously been approved by the Board of Directors of the Company (the “Board”) on November 22, 2021: the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock (the “Amendment”). The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

As of October 31, 2021, 27,231,401 shares were issued and outstanding.

Option Extension

On June 29, 2021, the Company agreed to extend the exercise period of certain stock options granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, Weiting Feng, the Company’s Chief Operating Officer, and an external consultant of the Company (collectively the “Optionees”), which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to the Optionees until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to the external consultant at an exercise price of $0.06 per share, options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman at an exercise price of $0.066 per share, and options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng at an exercise price of $0.06 per share. The Company recorded a total of $2,069 of expenses due to the option extension.

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(b) External Consultants:

On January 3, 2018, the Company granted stock options to nine external consultants, with each of them being granted options to purchase 200,000 shares of Common Stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock price volatility of 273%. During the twelve months ended July 31, 2018, three of the consultants resigned, and their options were forfeited. During the twelve months ended July 31, 2019, another two of the consultants resigned with one-third of their options vested and the remaining two-thirds of their options forfeited. Excepting the forfeited options, the fair value of the stock options above was $55,425 in total on the grant date. During the nine months ended October 31, 2021, options to purchase 399,998  shares of common stock were exercised as follows:

●

On February 1, 2021, a consultant exercised 66,666 options to purchase shares of common stock in a cashless exercise pursuant to which 770 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 65,896 shares were issued.

●

On February 17, 2021, a consultant exercised options to purchase 66,666 shares of common stock for cash, pursuant to which the $4,010 aggregate exercise price of the options was paid to the Company and 66,666 shares were issued.

●

On April 1, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 597 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,069 shares were issued.

●

On April 7, 2021, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 572 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,094 shares were issued.

●

On June 28, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 445 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,222 shares were issued.

●

On June 28, 2021, a consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 445 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 66,222 shares were issued.

During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $0 and $14,530, which was recorded as cost of goods sold. As of October 31, 2021, all the options for the six remaining consultants were vested and exercised, and the unamortized balance was $0.

On March 15, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On September 1, 2020, the consultant exercised options to purchase 933,334 shares of common stock in a cashless exercise pursuant to which 9,257 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 924,077 shares were issued. On June 29, 2021, the Company extended the expiration date of the options granted to the consultant until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to him at an exercise price of $0.06 per share. The Company recorded a total of $123 of cost of goods expense due to the exercise period being extended. During the nine months ended October 31,2021 and twelve months ended January 31, 2021, the amortization expense was $0 and $13,481, respectively, which was recorded as cost of goods sold. As of October 31, 2021, all the options were vested, 466,666 options were not exercised, and the unamortized balance was $0.

On August 3, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.12 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is January 31, 2022. The fair value of the stock options was $22,056 on the grant date based on the share price of $0.12 on the grant date, exercise price of $0.12, time to maturity of 3.5 years, and stock volatility of 184%. On February 18, 2021, the consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 2,832 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,502 shares were issued. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $3,641 and $7,397, respectively, which was recorded as cost of goods sold. As of October 31, 2021, all the options were vested, 66,666 options were not exercised, and the unamortized balance was $0.

On November 28, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.165 with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date is May 29, 2022. The fair value of the stock options was $29,869 on the grant date based on the share price of $0.165 on the grant date, an exercise price of $0.165, time to maturity of 3.5 years, and stock volatility of 176%. On November 29, 2020, the consultant exercised options to purchase 133,334 shares of common stock in a cashless exercise pursuant to which 3,099 shares were surrendered to the Company to pay for the aggregated exercise price of the options and 130,235 shares were issued. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $4,168 and $11,810, respectively, which was recorded as cost of goods sold. As of October 31, 2021, all the options were vested, 66,667 options were not exercised, and the unamortized balance was $763.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant. The consultant was granted options to purchase 100,000 shares of common stock of the Company at an exercise price of $0.33 per share with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, by Board resolution. The Company recorded a total of $46 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $16,820 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. On April 5, 2021, the consultant exercised options to purchase 100,000 shares of common stock in a cashless exercise pursuant to which 5,077 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 94,923 shares were issued. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $0, respectively. As of October 31, 2021, all the options were exercised, and there was no remaining unamortized balance.

On April 9, 2019, the Company entered into a Consultant Agreement and granted stock options to an external consultant. The consultant was granted options to purchase 53,334 shares of common stock of the Company with an exercise price of $0.33 per share, with a vesting period of half a year, vesting 100% on October 9, 2019. The original expiration date was April 9, 2020, which was extended to April 9, 2021, by Board resolution. The Company recorded a total of $25 of cost of goods expense due to the exercise period being extended. The fair value of the stock options was $8,971 on the grant date based on the share price of $0.33 on the grant date, exercise price of $0.33, time to maturity of 1 year, and stock volatility of 136%. On April 5, 2021, the consultant exercised options to purchase 53,334 shares of common stock in a cashless exercise pursuant to which 2,708 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 50,626 shares were issued. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $0, respectively. As of October 31, 2021, all of the options were exercised, and there was no remaining unamortized balance.

On June 11, 2019, the Company granted stock options to two external consultants. Each consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.48 per share, and a vesting period of three years, vesting 33% on each anniversary of the grant, for three years. The expiration date is December 11, 2022. The fair value of the stock options for each consultant was $75,312 on the grant date based on the share price of $0.48 on the grant date, exercise price of $0.48 per share, time to maturity of 3.5 years, and stock volatility of 130%. As of October 31, 2021, options to purchase 266,668 shares of common stock were exercised as follows:

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

•

On July 7, 2021, options to purchase 66,667 shares of common stock were exercised in a cashless exercise pursuant to which 3,833 shares were surrendered to the Company to pay for the aggregate exercise price of the options and 62,834 shares were issued

During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $37,519 and $50,300, respectively, which was recorded as cost of goods sold. As of October 31, 2021, 133,332 options were not vested, and the unamortized balance was $30,647.

On March 16, 2020, the Company granted stock options to an external consultant. The consultant was granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 33% for the first two half year periods and 33% for the remaining one year. The expiration date is September 15, 2022. The fair value of the stock options was $48,060 on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 2.5 years, and stock volatility of 88.16%. On September 17, 2020, the consultant exercised options to purchase 66,667 shares of common stock in a cashless exercise pursuant to which 6,200 shares were surrendered to pay for the aggregate exercise price of the options and 60,467 shares were issued. On October 2, 2020, the consultant terminated the consulting agreement with the Company. As such, the unvested options were all forfeited. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $0 and $25,569, respectively, which was recorded as cost of goods sold. As of October 31, 2021, all the vested options were exercised and there were no unvested options and no remaining unamortized balance.

On March 16, 2020, the Company granted stock options to a consultant and a former consultant’s widow, in consideration for services rendered by such consultant and former consultant. Each person was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each consultant on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88%. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $21,745 and $25,569, respectively, which was recorded as cost of goods sold. As of October 31, 2021, 100,000 of the options were vested without being exercised, 100,000 options were not vested, and the remaining unamortized balance was $10,833.

On June 18, 2020, the Company granted stock options to five external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $1.74 per share, with a vesting period of two and a half years, vesting 33% at the end of the first half year and 33% on each anniversary of the grant date, for the next two years. The expiration date is June 18, 2023. The fair value of each of the stock options was $74,752 on the grant date based on the share price of $1.74 on the grant date, exercise price of $1.74, time to maturity of 3 years, and stock volatility of 65.21%. During the year ended January 31, 2021, one consultant resigned with one third of the options vested. During the nine months ended October 31, 2021, two consultants resigned with one third of their options vested. As of October 31, 2021, options to purchase 66,668 shares of common stock were exercised as follows:

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

During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $31,130 and $136,602, respectively, which was recorded as cost of goods sold. As of October 31, 2021, 199,998 options were forfeited, 166,670 options were vested, 133,332 options were not vested, and the remaining unamortized balance was $56,525.

On March 23, 2021, the Company granted stock options to two external consultants. Each consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $5.49 per share, with a vesting period of two and a half years, vesting 30% on September 23, 2021, 30% on September 23, 2022, and 40% on September 23, 2023. The expiration date is March 23, 2024. The fair value of each of the stock options was $361,000 on the grant date based on the share price of $5.49 on the grant date, exercise price of $5.49, time to maturity of 3 years, and stock volatility of 109%. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $242,909 and $0, respectively, which was recorded as cost of goods sold. As of October 31, 2021, 60,000 options were vested without being exercised, and the remaining unamortized balance was $479,091.

On September 20, 2021, the Company granted stock options to an external consultant. The consultant was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $6.62 per share, with a vesting period of two and a half years, vesting 30% on March 20, 2022, 30% on March 20, 2023, and 40% on March 20, 2024. The expiration date is September 20, 2024. The fair value of the stock options was $404,495 on the grant date based on the share price of $6.62 on the grant date, exercise price of $6.26, time to maturity of 3 years, and stock volatility of 99%. During the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, the amortization expense was $18,185 and $0, respectively, which was recorded as cost of goods sold. As of October 31, 2021, none of the options were vested, and the remaining unamortized balance was $386,310.

The cost of sales related to the options was $359,419 and $275,780 in total for the nine months ended October 31, 2021 and the twelve months ended January 31, 2021, respectively.

(b) Directors and Management:

On January 3, 2018, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 5,400,000 shares of common stock of the Company with an exercise price of $0.066 per share, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018, based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company extended the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Mr. Goodman, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Mr. Goodman until December 31, 2022, which covered options to purchase 5,400,000 shares of common stock previously granted to Mr. Goodman at an exercise price of $0.066 per share. During the nine months ended October 31, 2021, $1,579 of amortization expense was recorded due to the extension of the options’ expiration date, and during the twelve months ended January 31, 2021, no amortization expense related to the options was recorded. As of October 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

 On January 3, 2018, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Ms. Feng, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Ms. Feng until December 31, 2022, which covered options to purchase 1,400,000 shares of common stock previously granted to Ms. Feng at an exercise price of $0.06 per share. During the nine months ended October 31, 2021, $368 of amortization expense was recorded due to the extension of the options’ expiration date, and during the twelve months ended January 31, 2021, no amortization expense related to the options was recorded. As of October 31, 2021, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,221,862 on September 19, 2019, based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 110%. During the nine months ended October 31, 2021, and twelve months ended January 31, 2021, the amortization expense was $102,659 and $815,831, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. On September 18, 2021, Mr. Goodman exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($2,450,250) and 2,344,891 shares were issued.  As of October 31, 2021, the options were fully vested and exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 700,000 shares of common stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $328,855 on September 19, 2019, based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 110%. During the nine months ended October 31, 2021, and twelve months ended January 31, 2021, the amortization expense was $27,630 and $219,575, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. On September 18, 2021, Ms. Feng exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($577,500) and 616,304 shares were issued. As of October 31, 2021, the options were fully vested and exercised, and there was no remaining unamortized balance.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vested in three instalments as follows: 50% on July 27, 2020, 25% on October 27, 2020, and 25% on January 27, 2021. The fair value of the stock options was $79,966 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 3.5 years, and stock volatility of 77%. During the nine months ended October 31, 2021, and the twelve months ended January 31, 2021, the amortization expense was $0 and $79,966, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of October 31, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three instalments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $252,350 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 3.5 years, and stock volatility of 107%. During the nine months ended October 31, 2021, and the twelve months ended January 31, 2021, the amortization expense was $62,739 and $189,611, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. As of October 31, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three instalments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $433,096 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 3.44 years, and stock volatility of 106%. During the nine months ended October 31, 2021, and the twelve months ended January 31, 2021, the amortization expense was $107,676  and $325,420, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. As of October 31, 2021, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On April 22, 2021, the Company granted stock options to its Chief Financial Officer / Chief Compliance Officer, Omar Jimenez, to purchase 50,000 shares of common stock of the Company with an exercise price of $9.91 per share and a vesting period of six months. The options vest in two instalments as follows: 50% on April 22, 2021, and 50% on the six-month anniversary of the grant date. The fair value of the stock options was $243,911 on April 22, 2021 based on the share price of $9.91, exercise price of $9.91, time to maturity of 1.5 years, and stock volatility of 108%. During the nine months ended October 31, 2021, and the twelve months ended January 31, 2021, the amortization expense was $243,911  and $0, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. As of October 31, 2021, 50,000 options were vested without being exercised, and the remaining unamortized balance was $0.

The stock-based compensation related to options was $546,560 and $1,630,403, in total for the nine months ended October 31, 2021, and the twelve months ended January 31, 2021, respectively.

Public Offering

On October 25, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of an aggregate of 496,429 shares of common stock of the Company (the “Shares”), together with warrants to purchase 496,429 shares of common stock (the “Warrants”), at $7.00 per combined Share and Warrant, for aggregate gross proceeds of $3,475,003, before deducting the placement agent fees and related offering expenses. The Offering closed on October 27, 2021.

The Company currently intends to use the net proceeds from the offering for general corporate purposes and working capital. The Company may also use all or a portion of the net proceeds from the offering to fund possible investments in, or acquisitions of, complementary businesses or assets. The Company has since identified and closed the acquisition of an 80% interest of RKingsCompetitions Ltd effective November 1, 2021, as discussed in “NOTE 15 – SUBSEQUENT EVENTS”.

Under the Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of the Company’s common stock or common stock equivalents for a period of 60 days from the closing of the Offering, other than certain exempt issuances including, but not limited to, securities issued pursuant to the Company’s equity compensation plans and for strategic acquisitions (subject to certain customary requirements). Additionally, each of the officers and directors of the Company pursuant to lock-up agreements (the “Lock-Up Agreements”) agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 30-day period following the closing of the Offering.

EF Hutton, division of Benchmark Investments, LLC acted as placement agent (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent received an aggregate cash fee of 6% of the gross proceeds in the Offering, a non-accountable expense reimbursement of 1% of the gross proceeds in the Offering, the reimbursement of certain of the Placement Agent’s expenses not to exceed $60,000, and the reimbursement of certain other expenses.

The Shares sold in the Offering were offered and sold by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-260044), filed with the Securities and Exchange Commission (the “Commission”) on October 5, 2021, which was declared effective by the Commission on October 15, 2021, and the base prospectus contained therein (the “Registration Statement”), and a prospectus supplement forming a part of the effective Registration Statement, dated October 25, 2021, which was filed with the Commission on October 26, 2021.

The Warrants sold in the Offering have a term of three years, and an exercise price of $8.63 per share (subject to customary adjustments for stock splits, dividends and recapitalizations). The Warrants may be exercised on a ‘cashless exercise’ basis if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of common stock issuable upon exercise of the Warrants. The exercise of the Warrants is subject to a beneficial ownership limitation, which prohibits the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a purchaser prior to the issuance of any shares, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Warrant held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation, provided that any increase in beneficial ownership limitation shall not be effective until 61 days following notice to us and in no event shall such beneficial ownership exceed 9.99% and such 61 day period cannot be waived.

The Warrants also include anti-dilution rights, which provide that if at any time the Warrants are outstanding, we issue (or announce any offer, sale, grant or any option to purchase or other disposition) or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) any common stock or common stock equivalents for consideration less than the then current exercise price of the Warrants, the exercise price of such Warrants is automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities, subject to certain exceptions.

If we fail for any reason to deliver shares of common stock upon the valid exercise of the Warrants, subject to our receipt of a valid exercise notice and the aggregate exercise price, by the time period set forth in the Warrants, we are required to pay the applicable holder, in cash, as liquidated damages and not as a penalty, for each $5,000 of shares subject to such exercise (as calculated in the Warrant), $10 per trading day (increasing to $20 per trading day on the seventh trading day after such liquidated damages begin to accrue) for each trading day that such shares are not delivered. The Warrants also include customary buy-in rights in the event we fail to deliver shares of common stock upon exercise thereof within the time periods set forth in the Warrant.

NOTE 12 – INCOME TAXES

The U.S. corporate income tax rate was reduced to 21% as a result of the Tax Cuts and Jobs Act (TCJA). A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	October 31,	January 31,	January 31,	July 31,
	2021	2021	2020	2019
Operating loss (profit) for the periods ended	$(648,072)	$(398,080)	$(966,774)	$(1,769,908)
Average statutory tax rate	21%	21%	21%	21%
Deferred tax asset (liability) attributable to net operating loss carry-forwards	$(136,095)	$(83,597)	$(203,023)	$(371,681)

Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2021, January 31, 2021 and 2020 and July 31, 2019, after applying enacted corporate income tax rates, are as follows:

	October 31,	January 31,	January 31,	July 31,
	2021	2021	2020	2019
Deferred tax asset (liability) attributable to net operating loss carry-forwards	(136,095)	(83,597)	(203,023)	(371,681)
Less: valuation allowance	(1,341,643)	(1,425,240)	(1,628,262)	(1,999,943)
Tax benefit	1,205,548	1,341,643	1,425,240	1,628,262
Valuation allowance	(1,205,548)	(1,341,643)	(1,425,240)	(1,628,262)
Net deferred income tax assets	-	-	-	-

The Company has net operating losses carried forward of approximately $5,740,704 for tax purposes which may be recognized in future periods, not to exceed 20 years.

NOTE 13 - CONCENTRATIONS

At the present time, we are dependent on a limited number of customers for all of our business, revenue and results of operations, the most significant of which is a related party. The Company’s major revenues for the nine months ended October 31, 2021 were from six significant customers, one of which was Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, Chief Executive Officer and Chairman of the Company and his wife Marla Goodman. For the nine months ended October 31, 2021, the aggregate amount of revenues from those six significant customers was $8,800,658 which represents 94% of the total revenues of $9,333,492. Articulate’s revenues amounted to $1,525,091 for the nine months ended October 31, 2021 which accounted for 16% of the revenues. Revenues from the top customer amounted to $4,448,280, which accounted for 48% of total revenues. The remaining four significant customers accounted for 30% of the revenues.

As of October 31, 2021, the net trading receivable from our customers was $2,726,845. Articulate accounted for $1,306,896 or 48% of the net receivable balance; the remaining five significant customers accounted for 46% of the net accounts receivable.

During the nine months ended October 31, 2021, total cash received from customers was approximately $9.3 million. Articulate accounted for 9% of the payments against the accounts receivables while the other five significant customers accounted for 85% of the cash received from customers.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved, from time to time, in litigation or other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, and other related claims and vendor matters; however, none of the aforementioned matters are currently pending. The Company believes that we are not exposed to matters that will individually or in the aggregate have a material adverse effect on our financial condition or results of operations.

Notwithstanding the above, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Operating Lease Commitments:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under such guidance, lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new standard was effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard was adopted using a modified retrospective approach. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space which commenced on June 1, 2021. The Company has the option to renew the lease for a period of three years. The rent is $115,265 ($148,902 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law. As of October 31, 2021, the Company had $360,581 of future payments under the lease for the office: $128,056 is attributable to the year ending October 31, 2022, $145,527 is attributable to the year ending October 31, 2023 and $86,998 is attributable to the year ending October 31, 2024. Pursuant to the lease agreement, the Company also leased two car spaces. The license fee for each par space is $6,000 per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law. As of October 31, 2021, the Company had $31,459 of future payments under the lease for the car spaces: $11,200 is attributable to the year ending October 31, 2022, $12,688 is attributable to the year ending October 31, 2023 and $7,571 is attributable to the year ending October 31, 2024.

The Company does not have any finance leases. The operating lease cost for the nine months ended October 31, 2021 was $48,966.

As of October 31, 2021, the Company recognized $280,183 of operating lease right-of-use asset and $100,209 of current operating lease liability and $182,024 of non-current operating lease liability. The discount rate related to the Company’s lease liabilities as of October 31, 2021 was 6.25%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 15 - SUBSEQUENT EVENTS

On November 23, 2021, Luxor Capital LLC (the “Majority Stockholder”), which entity is beneficially owned and controlled by Anthony Brian Goodman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which beneficially owned an aggregate of 109,121,634,483 total voting shares, representing approximately 99.982% of the Company’s voting stock as of such date, including (a) 7,470,483 shares of common stock, representing 27.4% of the Company’s outstanding shares of common stock, and (b) 1,000 shares of the Company’s Series B Voting Preferred Voting Stock, representing 100% of the Company’s issued and outstanding Series B Voting Preferred Voting Stock, which Series B Voting Preferred Voting Stock shares each vote four times the number of shares of the Company’s common stock outstanding 27,278,541 shares), executed a written consent in lieu of a special meeting of stockholders (the “Majority Stockholder Consent”), approving the following matter, which had previously been approved by the Board of Directors of the Company (the “Board”) on November 22, 2021: the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock (the “Amendment”). The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) from Mark Weir and Paul Hardman, individuals (each a “Seller” and collectively the “Sellers”), the owners of 100% of the ordinary issued share capital of RKings. The Company paid the Sellers (a) GBP £3,000,000 (the “Closing Cash Consideration”); and (b) 666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock (the “Initial Share Value” and the “Closing Shares”); and agreed to pay the Sellers additional shares of common stock of the Company equal to (i) 80% of the Company’s net asset value of RKings as of October 31, 2021 (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less (B) RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement), divided by (ii) the Initial Share Value (the “Post-Closing Shares”).

The Sale and Purchase Agreement provides for GBP £1,000,000 of the Closing Cash Consideration to be retained by the Company for six months, subject to certain revenue requirements and for indemnification rights.

The Sale and Purchase Agreement provides the Sellers the rights to earn additional earn-out consideration, equal in value to GBP £4,000,000, subject to the terms of the Sale and Purchase Agreement payable at the option of the Company in either (a) cash; or (b) shares of Company common stock (such shares, if issued, the “Earn-Out Shares”).

On December 6, 2021, the Company closed the Purchase, which was effective on November 1, 2021.

The Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which (a) prohibits the sale or transfer of any shares of RKings without the consent of shareholders who collectively own and can vote more than 50% of all shares of RKings (a “Majority In Interest”, i.e., the Company); (b) provides the Company with a buyout right beginning on the date that is six months from November 29, 2021, exercisable upon written notice from the Company to the Sellers, which provides the Company the right to purchase all, but not less than all, of the shares of RKings then held by the Sellers (i.e., the 20% of RKings retained by such Sellers following the closing) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”), which is payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share (subject to equitable adjustment in accordance with dividends payable in stock on such Company common stock, stock splits, stock combinations, and other similar events affecting the common stock) or any combination thereof; (c) provides each shareholder of RKings, except as otherwise agreed by a Majority In Interest or subject to certain customary permitted transfer rights, a right of first refusal to purchase any shares of RKings which any shareholder desires to transfer, at the price that they are offered to be transferred or (i) the value of the applicable shares mutually agreed upon between the applicable offering shareholder (or his or her representative, as applicable), if any, and RKings, or all of the remaining shareholders, as applicable, or (ii) if the applicable parties cannot agree, the value of such shares as determined in good faith by a Majority In Interest; (d) includes drag along rights, requiring minority shareholders to be dragged along in any change of control transaction; (e) provides for certain buyout rights in the event of the death or incapacity of an individual shareholder; and (f) provides that certain transactions involving RKings can only be affected with approval of a Majority In Interest.

The Shareholders Agreement also provides for the business and affairs of RKings to be governed by a board of directors consisting of at least three persons. The number of members on the board may be increased (but not decreased) with the consent of a Majority In Interest. The initial directors of RKings will be the Sellers and Aaron Johnston, a director of the Company.

The Shareholders Agreement remains in full force and effect until RKings and a Majority In Interest, agree in writing to its termination or until the first to occur of (i) offering of shares of RKings pursuant to a registration statement effective under the Companies Act 2006 of the United Kingdom; (ii) the purchase by one shareholder of all the issued and outstanding shares of RKings; or (iii) the dissolution, bankruptcy or receivership of RKings.

In November 2021, an additional $304,242 was replenished by Citibank, relating to Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account, which resulted in a balance due from Citibank of $88,679. This balance of $88,679 is expected to be replenished by January 2022. More details of the options are covered in “NOTE 3 – ACCOUNTS RECEIVABLE, NET”.

On December 16, 2021, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to increase the Company’s authorized shares of common stock to 250,000,000 shares, par value $0.00001 per share.

Recent issuances of securities subsequent to the nine months ended October 31, 2021

On November 4, 2021, a former consultant’s widow exercised options to purchase 50,000 shares of common stock in a cashless exercise pursuant to which 2,860 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($23,250) and 47,140 shares were issued.

On November 29, 2021, the Company issued 666,250 shares with an agreed value of GBP £4,000,000, or $8.00 per share, to the owners of RKings (discussed above) as part of the consideration to purchase 80% of the outstanding capital stock of RKings.

On November 30, 2021, the Company issued an aggregate of 808 shares of restricted common stock to two consultants, 404 shares each, for services provided in connection with maintenance and development of the Company’s GM-Ag system.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer/Chief Compliance Officer (the principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2021. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer/Chief Compliance Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer/Chief Compliance Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of October 31, 2021. The Company had material weaknesses in its internal control over financial reporting. Specifically, management identified the following material weaknesses at October 31, 2021:

•	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	Upon the hiring of additional accounting personnel, the Company plans to develop and maintain adequate written accounting policies and procedures.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that occurred during three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Management, including the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer/Chief Compliance Officer (the principal financial/accounting officer), do not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of January 13, 2022.

Name of Executive Officer/ Director	Age	Position	Date First Appointed as Director
Anthony Brian Goodman	63	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	February 2016
Omar Jimenez	60	Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer	—
Weiting ‘Cathy’ Feng	38	Chief Operating Officer and Director	February 2016
Thomas E. McChesney	75	Director	April 2020
Murray G. Smith	50	Director	August 2020
Aaron Richard Johnston	48	Director	August 2020

Our directors and any additional directors we may appoint in the future are elected annually (or as often as we hold meetings of shareholders) and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options or other equity awards including common stock, or cash. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors. Any action required can be taken at any annual or special meeting of shareholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Business Experience

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

In his more than 30 years of senior management and corporate roles, Mr. Goodman has established an international reputation for his expertise in this industry and has a wide network of senior executive contacts in the gaming industry as well as a keen insight into the development of the information technology (IT) industry as a whole. He has experience in senior corporate planning. His roles have been entrepreneurial and include CEO and senior management positions in smaller organizations, which he founded or in which he held equity, as well as multinational organizations. He has a successful track record of implementing comprehensive business and project plans, meeting deadlines and expense forecasts as well as exceeding projections.

On September 30, 2016, the SEC instituted a cease-and-desist proceeding pursuant to Section 12C of the Exchange Act against Elray, in connection with an offer of settlement relating to an administrative proceeding previously brough against Elray. The administrative proceeding and settlement related to Elray’s sale of common stock in unregistered offering transactions in January 2014, from August 2014 to October 2014, and from January 2015 to February 2015, which financing transactions required Elray to issue a significant number of its shares of outstanding common stock and for which Elray failed to file Current Reports on Form 8-K pursuant to the requirements of Item 1.01 and Item 3.02 thereof, in violation of Section 13(a) of the Exchange Act and Rules 13a-11, 13a-13 and 12b-20 thereunder. The administrative order required Elray to pay civil penalties of $50,000 to the SEC, which were timely paid. The administrative order and settlement only related to Elray and did not relate to, or implicate, Mr. Goodman (who serves as Chief Executive Officer and director of Elray) or Weiting ‘Cathy’ Feng (who served, and continues to serve, as a director of Elray).

Omar Jimenez: Mr. Jimenez has served as our Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer since April 30, 2021. Since April 2020, Mr. Jimenez has also served as Chief Financial Officer and Chief Operating Officer of Alfadan, Inc. a pre-startup that will provide a series of marine specific engines ranging from 450 horsepower (HP) to 1,050 HP when the research and development on such engines is completed. From September 2016 to January 2020 and from January 2016 to January 2020, Mr. Jimenez served as Treasurer and Secretary and Chief Financial Officer and Chief Operating Officer, respectively, of NextPlay Technologies, Inc. (f/k/a Monaker Group, Inc.) (NXTP:NASDAQ), a travel services company. Mr. Jimenez also served as a member of the Board of Directors of NextPlay Technologies, Inc. (then known as Monaker Group, Inc.) from January 2017 to August 2019. Mr. Jimenez has held a variety of senior financial management positions during his career. From May 2009 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from June 2004 to May 2009 he served as President and Chief Financial Officer at American Leisure Holdings, Inc. (AMLH:OTC & ALG:AIM), focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

Weiting ‘Cathy’ Feng: Ms. Feng was appointed as Chief Financial Officer in February 2016, and served in such role until April 2021, when she was appointed as Chief Operating Officer of the Company. Ms. Feng has also been the director of Etrader Enterprise Pty Ltd, an Australian technology consulting company, since January 2014. Ms. Feng has served as a member of the Board of Directors of Elray since April 2015. See also the discussion of the September 30, 2016, cease-and-desist proceeding against Elray, and related information regarding El Ray, included above under Mr. Goodman’s biographical information. She has been working in the financial area for more than ten years. Ms. Feng has extensive experience in financial reporting for US public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as significant experience in dealing with compliance and regulations with particular respect to the SEC and FINRA. Ms. Feng has the ability to maintain accurate financial management systems and processes, and analyze and present financial related information to facilitate the business decisions to grow business and resolve complex problems. Ms. Feng obtained a Bachelor of Science degree from Fundan University in Shanghai, China and a Master of Commerce degree from the University of Sydney in Sydney, Australia.

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

Corporate Governance

Director Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Board seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, and leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions.

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

____________

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

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee. The Audit Committee is also tasked with reviewing related party transactions.

The Audit Committee’s responsibilities also include (1) reviewing the disclosures made by the Chief Executive Officer and the Chief Financial Officer in connection with their required certifications accompanying the Company’s periodic reports to be filed with the SEC, including disclosures to the Committee of (a) significant deficiencies in the design or operation of internal controls, (b) significant changes in internal controls, and (c) any fraud involving management or other employees who have a significant role in the Company’s internal controls; (2) reviewing and discussing the Company’s quarterly financial results and related press releases, if any, with management and the independent auditors prior to the release of such information to the public; (3) reviewing with the management the proposed scope and plan for conducting internal audits of Company operations and obtaining reports of significant findings and recommendations, together with management’s corrective action plans; (4) seeking to ensure the corporate audit function has sufficient authority, support and access to Company personnel, facilities and records to carry out its work without restrictions or limitations; (5) reviewing the corporate audit function of the Company, including its charter, plans, activities, staffing and organizational structure; (6) reviewing progress of the internal audit program, key findings and management’s action plans to address findings; (7) periodically reviewing the Company’s policies with respect to legal compliance, conflicts of interest and ethical conduct; (8) seeking to ensure the adequacy of procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting control or auditing matters, including the confidential submission of complaints by employees regarding such matters; and (9) recommending to the Board any changes in ethics or compliance policies that the Committee deems appropriate.

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

Specifically, the principal responsibilities and functions of the Compensation Committee are as follows: (1) review the competitiveness of the Company’s executive compensation programs to ensure (a) the attraction and retention of executives, (b) the motivation of executives to achieve the Company’s business objectives, and (c) the alignment of the interests of key leadership with the long-term interests of the Company’s stockholders. Assist the Board of Directors in establishing CEO annual goals and objectives; (2) review trends in executive compensation, oversee the development of new compensation plans, and, when necessary, approve the revision of existing plans; (3) review and approve the compensation structure for executives; (4) oversee an evaluation of the performance of the Company’s executive officers and approve the annual compensation, including salary, bonus, incentive and equity compensation, for the executive officers. Review and approve compensation packages for new executive officers and termination packages for executive officers; (5) review and make recommendations concerning long-term incentive compensation plans, including the use of equity-based plans; (6) periodically review the compensation paid to non-employee directors and make recommendations to the Board for any adjustments. No member of the Committee will act to fix his or her own compensation except for uniform compensation to directors for their services as a director; (7) review periodic reports from management on matters relating to the Company’s compensation practices; (8) produce an annual report of the Compensation Committee on executive compensation for the Company’s annual proxy statement in compliance with and to the extent required by applicable SEC rules and regulations and any relevant listing authority; (9) obtain or perform an annual evaluation of the Committee’s performance and make applicable recommendations about, among other things, changes to the charter of the Committee; and (10) take other actions that the Board shall reasonably request.

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

Board of Directors Meetings

During the nine months ended October 31, 2021, the Board held eight formal meetings of the Board, and took various actions via the unanimous written consents of the Board. All members of the Board of Directors attended at least 75 percent of the aggregate of (i) the total number of meetings of the Board of Directors held during the nine months ended October 31, 2021; and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the nine months ended October 31, 2021. The Company did not hold an annual meeting in 2021 or 2020. Each director of the Company is encouraged to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Director Independence

Our common stock is currently quoted on the OTCQX® Best Market operated by OTC Markets. The OTCQX does require us to have independent members of our Board of Directors. Notwithstanding that, our Board of Directors has determined that each of Thomas E. McChesney, Murray G. Smith and Aaron Richard Johnston is an independent director as defined under the NASDAQ rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during the nine months ending October 31, 2021 were timely made, except that Brian Anthony Goodman, our Chief Executive Officer and director, and Weiting ‘Cathy’ Feng, our Chief Operating Officer and director, each inadvertently failed to timely file one Form 4 (each relating to two prior transactions), which was filed during 2021 and another Form 4 (relating to three transactions each); Thomas E. McChesney, our director, inadvertently failed to timely file one Form 4 (relating to 13 prior transactions), which was filed in 2021; and Omar Jimenez, our Chief Financial Officer and Chief Compliance Officer, inadvertently failed to timely file one Form 4 (relating to one transaction).

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the nine months ended October 31, 2021, the fiscal year ended January 31, 2021, the six-month transition period ended January 31, 2020, and the fiscal year ended July 31, 2019. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the nine months ended October 31, 2021, the fiscal year ended January 31, 2021, the six-month transition period ended January 31, 2020, and the fiscal year ended July 31, 2019 (ii) were serving at nine month period ending October 31, 2021 as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)#	Option Awards ($)#		All Other Compensation ($)		Total ($)

Anthony B. Goodman	2021-T	(1)	108,231	-	-	43,115,180	(5)	10,522	(2)	43,233,933
CEO and President	2021		106,663	-	-	-		3,683	(2)	110,346
	2020-T	(4)	40,986	-	-	1,236,381		-		1,277,367
	2019		73,224	-	-	-		-		73,224

Weiting ‘Cathy’ Feng	2021-T	(1)	90,192	-	-	11,186,368	(6)	8,768	(3)	11,285,328
COO and former CFO	2021		100,202	-	-	-		3,069	(3)	103,271
	2020-T	(4)	40,986	-	-	332,446		-		373,432
	2019		73,224	-	-	-		-		73,224

____________

*

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

#

The fair value of stock issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(1)	Refers to the transition period from February 1, 2021 to October 31, 2021.

(2)

On October 26, 2020, the Company entered into an Employment Agreement with Mr. Goodman, the Company’s CEO and Director. Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. Beginning July 1, 2021, the superannuation was increased to 10% of the salary pursuant to Australian law. All other compensation only includes the superannuation amount.

(3)

On October 26, 2020, the Company entered into an Employment Agreement with Ms. Feng, the Company’s then CFO and Director. Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. Beginning July 1, 2021, the superannuation was increased to 10% of the salary pursuant to Australian law. All other compensation only includes the superannuation amount.

(4)	Refers to the transition period from August 1, 2019 to January 31, 2020.

89

(5)

On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022.

(6)

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options held by the Company’s executive officers at October 31, 2021.

Name	Option awards*
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Anthony B. Goodman	5,400,000	-	-	0.066	December 31, 2022
Weiting ‘Cathy’ Feng	1,400,000	-	-	0.06	December 31, 2022
Omar Jimenez	50,000	-	-	9.91	April 23, 2023

____________

*There were no stock awards outstanding as of October 31, 2021 held by executive officers.

All outstanding option awards were fully-vested.

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

Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation (an employee funded pension required by the Government of Australia), which is currently equal to 10% of Mr. Goodman’s salary, and pursuant to Australian law is to increase by 0.5% per year, beginning June 30, 2021 (when it increased from 9.5% to 10%), until it reaches 12% in 2025 (the “Superannuation”), payable every two weeks. Mr. Goodman’s salary may be increased every 12 months by the Compensation Committee of the Board of Directors in connection with increases in the cost of living, the responsibilities of Mr. Goodman and/or his performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Mr. Goodman and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or other equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).

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

Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a Superannuation (currently equal to 10% of her salary, and discussed in greater detail below under the description of Mr. Goodman’s employment agreement), payable every two weeks. Ms. Feng’s salary may be increased every 12 months by the Compensation Committee of the Board of Directors in connection with increases in the cost of living, the responsibilities of Ms. Feng and/or her performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Ms. Feng and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Ms. Feng bonuses from time to time in its discretion, in cash, stock, other equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).

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

On April 27, 2021, Ms. Feng’s employment agreement was amended. The amendment is in connection with the change in Ms. Feng’s role with the Company, from Chief Financial Officer to Chief Operating Officer. All other terms of the agreement remained the same.

Consulting Agreement with Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company), and granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on the six month anniversary of the entry into the Consulting Agreement, which have a term of two years. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock, other equity, including options.

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

Option Extension

On June 29, 2021, the Company agreed to extend the exercise period of certain stock options granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, Weiting Feng, the Company’s Chief Operating Officer, and an external consultant of the Company (collectively the “Optionees”), which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to the Optionees until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to the external consultant at an exercise price of $0.06 per share, options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman at an exercise price of $0.066 per share, and options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng at an exercise price of $0.06 per share. The Company recorded a total of $2,069 of expenses due to the option extension.

Equity Compensation Plans

The Company has a 2018 Equity Incentive Plan, which provides for the grant of up to 33,333,333 shares of common stock as awards under the plan to eligible persons in consideration for services rendered to the Company. As of the date of this Report, an aggregate of 19,142,204 shares remain available for awards under the 2018 Equity Incentive Plan.

Director Compensation

We grant our Board members options from time to time as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the nine months ended October 31, 2021:

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Thomas E. McChesney	$18,000	$—	$—	$18,000
Murray G. Smith	$18,000	$—	$—	$18,000
Aaron Richard Johnston	$18,000	$—	$—	$18,000

____________

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

Directors received $2,000 per month in consideration for their services on the Board of Directors until October 31, 2021. On September 29, 2021, the Board of Directors agreed to increase the compensation of all Independent Directors to $3,000 per month, commencing November 1, 2021, and to include an annual equity retainer of $25,000, payable in shares of common stock under the 2018 Equity Incentive Plan. The number of shares to be issued is to be determined by the average closing price for the five business days following the release of the Company’s Annual Report on Form 10-K. If the Director has served less than the previous 12 months, the share consideration shall be prorated.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 13, 2022 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation”, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 27,945,599 shares of our common stock outstanding as of the Date of Determination.

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

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned		Series B Voting Preferred Stock Beneficially Owned (1)		Percent of Series B Voting Preferred Stock Beneficially Owned	Total Voting Shares (2)	Percent of Total Voting Shares
Named Executive Officers and Directors:
Anthony B. Goodman (3)	15,900,579		47.7%		1,000	(4)	100%	111,792,896,579	99.984%
Omar Jimenez	50,000	(5)	*	%	-		-%	-	-%
Weiting ‘Cathy’ Feng	2,701,509	(6)	9.2%		-		-%	1,301,509	* %
Thomas E. McChesney	251,173	(7)	*	%	-		-%	151,173	* %
Murray G. Smith	100,000	(8)	*	%	-		-%	-	-%
Aaron Richard Johnston	100,000	(8)	*	%	-		-%	-	-%
All directors and executive officers as a group (six persons)	19,103,261		54.4%		1,000		100%	111,794,349,261	99.986%

Greater Than 5% Shareholders:
None.

____________

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

(2)

Based on 111,810,341,599 total voting shares, including 27,945,599 shares voted by the common stock and  111,782,396,000 shares voted by the Series B Voting Preferred Stock. Includes 7,470,483 shares of common stock and 1,000 shares of Series B Voting Preferred Stock held by Luxor Capital, LLC, which Mr. Goodman serves as President of, owns and controls, and is deemed to beneficially own.

(3)

Ownership includes 3,030,096 shares of common stock individually and 7,470,483 shares of common stock and 1,000 shares of Series B Voting Preferred Stock beneficially owned by Luxor Capital, LLC, which entity, and shares, Mr. Goodman is deemed to beneficially own. Also includes 5,400,000 shares which may be purchased by Mr. Goodman pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(4)	Shares are held in the name of Luxor but beneficially owned by Mr. Goodman.

(5)	Includes 50,000 shares which may be purchased by Mr. Jimenez pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(6)	Includes 1,400,000 shares which may be purchased by Ms. Feng pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(7)	Includes options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.795 per share, which are vested in full.

(8)	Represents options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share, which are vested in full.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of October 31, 2021 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,616,664	$0.45	19,139,344
Equity compensation plans not approved by security holders	-	-	-
Total	8,616,664	$0.45	19,139,344

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2019, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at October 31, 2021 or January 31, 2021, and in which any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

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

On September 19, 2019, the Company granted stock options to Mr. Goodman to purchase 2,700,000 shares of common stock of the Company at an exercise price of $0.9075 per share with a vesting period of one and a half years, vesting 33% each half year. On September 18, 2021, Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman, exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($2,450,250) and 2,344,891 shares were issued.

On October 26, 2020, the Company entered into an Employment Agreement with Anthony Brian Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% (currently 10%) of Mr. Goodman’s salary. As of October 31, 2021 and January 31, 2021, total wage payable to Mr. Goodman was $0 and $38,769, respectively and the superannuation payable was $14,205 and $3,683, respectively.

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

During the year ended January 31, 2021, the Company received a loan of $99 from Anthony Brian Goodman, the Company’s Chief Executive Officer, to open a new bank account for its subsidiary in Australia. As of January 31, 2021, the balance of the loan was $99. The loan from the officer is due on demand, unsecured with no interest. The loan was repaid as of October 31, 2021.

On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022.

On September 18, 2021, Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman, exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($2,450,250) and 2,344,891 shares were issued.

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

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% (currently 10%) of Ms. Feng’s salary. As of October 31, 2021 and January 31, 2021, total wage payable to Ms. Feng was $0 and $32,308, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $11,838 and $3,069, respectively.

On January 3, 2018, the Company granted stock options to Ms. Feng to purchase 1,400,000 shares of common stock of the Company at an exercise price of $0.06 per share with a vesting period of one and a half years, vesting 33% each half year. As of January 31, 2021, all of the options were vested but not exercised.

On September 19, 2019, the Company granted stock options to Ms. Feng to purchase 700,000 shares of Common Stock of the Company at an exercise price of $0.825 per share with a vesting period of one and a half years, vesting 33% each half year. On September 18, 2021, Weiting Feng, the Company’s Chief Operating Officer and Director, exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($577,500) and 616,304 shares were issued.

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022.

Articulate Pty Ltd

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, for consulting services. Pursuant to the agreement, Articulate would receive $4,500 per month for services rendered and reimbursement of office expenses from the Company for the first three months of the agreement and $9,000 per month thereafter, together with $1,500 per month toward rent and reimbursement of expenses. The agreement also provides the right for Articulate to convert any of the amount due into a convertible promissory note, convertible into common stock of the Company at the seven-day average closing price prior to conversion. The agreement continued indefinitely until terminated by either party with 12 months prior notice. On January 1, 2018, the Company and Articulate entered into an addendum to the agreement to terminate the Company’s obligation to pay $9,000 per month to Articulate. On December 1, 2018, the Company and Articulate amended the agreement to require the Company to pay $3,500 per month in rental contribution to Articulate, as well as certain other expenses totaling $2,000. On August 1, 2019, the parties further amended the agreement to increase the amount of rental contribution to $4,000 and provide for certain other expenses to be payable to Articulate totaling $7,000. On November 1, 2019, the parties entered into a further addendum to the agreement, to provide for the agreement to remain in place for continuous 30-day periods, unless either party terminates the agreement with 30 days’ notice. On June 30, 2021, the Back Office/Service Provider Agreement was mutually cancelled.

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

For the nine months ended October 31, 2021, general and administrative expense related to back office service was $55,000.  For the twelve months ended January 31, 2021, general and administrative expense related to back office service was $132,000. For the six months ended January 31, 2020, general and administrative expense related to the back office service was $66,000. As of October 31, 2021, the Company had a $77,019 payable to Articulate Pty Ltd.

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

During the nine months ended October 31, 2021, revenues from related party (Articulate) were $1,525,091 During the twelve months ended January 31, 2021, revenues from related party (Articulate) were $2,248,877. During the six months ended January 31, 2020, revenues from related party were $1,087,816. As of October 31, 2021 and January 31, 2021, the Company had an account receivable of $1,306,896 and $656,805, respectively, from Articulate.

Accounts receivable - related party are carried at their estimated collectible amounts. Accounts receivable-related party are periodically evaluated for collectability based on past credit history and their current financial condition. The Company has accounts receivable from Articulate of $1,306,896 and $656,805, as of October 31, 2021 and January 31, 2021, respectively.

Articulate had a prepaid deposit in favor of Skywind Services IOM Ltd (“Skywind”) in the amount of $43,569 (35,928 EUR) as of February 18, 2021. Articulate allowed GTG to utilize the prepaid deposits in order that GTG be able to operate and utilize certain Progressive Jackpot games of Skywind. On February 18, 2021, the Company recorded an accounts payable of $43,569 to Articulate. On July 29, 2021, the Company paid an equivalent of $42,464 to Articulate to settle the accounts payable based on the exchange rate on the same date.

Globaltech Software Services LLC

On June 1, 2016, the Company entered into a distribution usage rights agreement with Globaltech Software Services LLC. (“Globaltech”), a company in which Anthony Brian Goodman, the Chief Executive Officer, had an interest, but no longer does. The Company agreed to provide certain proprietary technology in the form of a Credit Management system, Social Gaming system and other Marketing and Gaming Technology. This agreement not only brings operating revenue to the Company, but also solidifies the Company’s expertise in the social gaming market.

On December 1, 2018, the Company entered into a Cancellation of Distribution Usage Rights Agreement with Globaltech.

During the six months ended January 31, 2020, revenue from Globaltech was $0. As of January 31, 2021, the Company recorded an allowance for the accounts receivable from Globaltech in total of $10,839, and the accounts receivable was written off. As of October 31, 2021 and January 31, 2021, the net accounts receivable from Globaltech was $0 and $0.

Thomas E. McChesney

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a Director of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors agreed to compensate Mr. McChesney $2,000 per month payable in arears and to grant him options to purchase 100,000 shares of common stock. On April 27, 2020, the Company granted stock options to Thomas McChesney, to purchase 100,000 shares of common stock of the Company at an exercise price of $0.795 per share with a vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months. As of October 31, 2021, 100,000 options were vested but not exercised.

Murray Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a Director of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith $2,000 per month payable in arears and to grant him options to purchase 100,000 shares of common stock. On August 1, 2020, the Company granted stock options to Mr. Smith to purchase 100,000 shares of common stock of the Company at an exercise price of $2.67 per share with a vesting period of nine months, vesting 50% after the first three months and 25% after the second three months and 25% after the third three months. As of October 31, 2021, 100,000 options were vested but not exercised.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a Director of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston $2,000 per month payable in arears and to grant him options to purchase 100,000 shares of common stock. On August 20, 2020, the Company granted stock options to Mr. Johnston to purchase 100,000 shares of common stock of the Company at an exercise price of $2.67 per share. The options vest in three installments as follows: 50% on November 1, 2020, 25% on February 1, 2021 and 25% on May 1, 2021. As of October 31, 2021, 100,000 options were vested but not exercised.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman will provide consulting services assisting the Company with building Peer to Peer gaming system. The consultant was paid a total of $30,000 for the financial year October 31, 2021, and will be paid $3,000 per month.

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

Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month, to be granted options to purchase 50,000 shares of common stock, granted under the Company’s 2018 Equity Compensation Plan, with an exercise price of $9.91 per share, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on the six month anniversary of the entry into the Consulting Agreement, and which options have a term of two years. As of October 31, 2021, 50,000 options were vested but not exercised. The Consulting Agreement has customary assignment of invention and work for hire language, confidentiality and indemnification requirements and requires Mr. Jimenez to devote at least 20 hours per week to the Company, which may be increased from time to time with the mutual approval of Mr. Jimenez and the Chief Executive Officer of the Company.

The Consulting Agreement requires Mr. Jimenez to provide services to the Company as Chief Financial Officer and Chief Compliance Officer (COO), as are customary for these positions in public corporations of similar size as the Company. As CCO, Mr. Jimenez is required to manage, review and supervise the Company’s regulatory compliance program, including the Company’s Corporate Disclosure Policy, the internal audit program, and the Company’s compliance with various policies, procedures and codes of conduct of the Company in effect from time to time which apply to other employees and executive officers; and shall oversee the Company’s compliance with laws, regulatory requirements, policies, and procedures, including, but not limited to, its filings with the Securities and Exchange Commission and disclosures to The NASDAQ Capital Market (as applicable).

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

Director Independence

Our common stock is currently quoted on the OTCQX® Best Market operated by OTC Markets. The OTCQX does require us to have independent members of our Board of Directors. Notwithstanding that, our Board of Directors has determined that each of Thomas E. McChesney, Murray G. Smith and Aaron Richard Johnston is an independent director as defined under the NASDAQ rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the fees billed by our principal independent accountants, M&K CPAS, PLLC, for the nine months ended October 31, 2021, the fiscal year ended January 31, 2021, transition period from August 1, 2019 to January 31, 2020 and the fiscal years ended July 31, 2019 and 2018 for the categories of services indicated.

	Nine Months Ended October 31	Year Ended January 31	Transition Period from August 1, 2019 to	Years Ended July 31
	2021	2021	January 31, 2020	2019
Audit Fees	$76,000	$34,810	$14,800	$39,377
Audit Related Fees	$20,000	$2,500	—	—
Tax Fees	$4,500	—	—	$1,500
All Other Fees	-	—	—	—
Total	$100,500	$37,310	$14,800	$40,877

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements. The $20,000 was for the review of our Form S-1 registration statement (now withdrawn), and our Form S-3 registration and circle up services in connection with our public offering, provided during the nine months ended October 31, 2021.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by M&K CPAS, PLLC, for the nine months ended October 31, 2021, the fiscal year ended January 31, 2021, transition period from August 1, 2019 to January 31, 2020 and the fiscal year ended July 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules:

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-KT.

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Sale and Purchase Agreement of Ordinary Issued Share Capital dated November 29, 2021, by and between Golden Matrix Group, Inc., as Purchaser, and Mark Weir and Paul Hardman, as Shareholders of RKingsCompetitions Ltd, a Private Limited Company Formed and Registered in and Under the Laws of Northern Ireland, as Sellers		8-K	2.1	12/3/2021	000-54840
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
4.1	Form of Common Stock Purchase Warrant (October 2021 Placement Agent Offering)		8-K	4.1	10/27/2021	000-54840
4.2	Description of Securities of the Registrant	x
10.1	Asset Purchase Agreement, by and between Golden Matrix Group, Inc. and Luxor Capital LLC, dated February 28, 2018		8-K	10.1	3/2/2018	000-54840
10.2	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.3	Promissory Note between Golden Matrix Group, Inc. and Luxor Capital, LLC, dated April 1 ,2019		10-KT/A	10.3	10/28/2020	000-54840
10.4	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018		10-KT/A	10.4	10/28/2020	000-54840
10.5	April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.6	10/28/2020	000-54840
10.6	January 1, 2018 Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.7	10/28/2020	000-54840
10.7	December 1, 2018 Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.8	10/28/2020	000-54840
10.8	August 1, 2019 Second Amendment to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.9	10/28/2020	000-54840
10.9	November 1, 2019 Second Addendum to April 1, 2016, Back Office/Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-KT/A	10.10	10/28/2020	000-54840

10.10***	Consulting Services Agreement dated February 22, 2016, between the Company and Brian Anthony Goodman	10-KT/A	10.11	10/28/2020	000-54840
10.11***	Consulting Services Agreement dated February 22, 2016, between the Company and Weiting Feng	10-KT/A	10.12	10/28/2020	000-54840
10.12***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan	10.1	S-8	10/15/2019	333-234192
10.13	Form of Subscription Agreement (August 2020 Private Offering)	8-K	10.1	8/27/2020	000-54840
10.14	Form of Common Stock Purchase Warrant (August 2020 Private Offering)	8-K	10.2	8/27/2020	000-54840
10.15***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020	8-K	10.1	10/28/2020	000-54840
10.16***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020	8-K	10.2	10/28/2020	000-54840
10.17#	Sportsbook Software Licence and Services Agreement dated October 21, 2020 (and effective October 28, 2020), by and between Golden Matrix Group, Inc. and Amelco UK Limited	8-K	10.1	11/2/2020	000-54840
10.18	Distribution Agreement effective November 18, 2020, by and between Golden Matrix Group, Inc. and Playtech Software Limited	8-K	10.1	11/23/2020	000-54840
10.19	October 31, 2020, Memorandum between Golden Matrix Group, Inc. and Articulate Pty Ltd	10-Q	10.21	12/11/2020	000-54840
10.20	Share Purchase Agreement effective December 22, 2020, by and between Golden Matrix Group, Inc. and Global Technology Group Pty Ltd	8-K	10.1	12/28/2020	000-54840
10.21	Form of Subscription Agreement (January 2021 Private Offering)	8-K	10.1	1/26/2021	000-54840
10.22	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	10.2	1/26/2021	000-54840
10.23	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd	8-K	10.1	3/8/2021	000-54840
10.24	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Articulate Pty Ltd and Brett Goodman and Jason Silver	10-K	10.25	4/30/2021	000-54840
10.25	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd	10-K	10.26	4/30/2021	000-54840
10.26	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021	10-K	10.27	4/30/2021	000-54840
10.27	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021	10-K	10.28	4/30/2021	000-54840
10.28	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Aaron Neill-Stevens dated March 22, 2021	10-K	10.29	4/30/2021	000-54840
10.29	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Vladislav Slava Aizenshtat dated March 22, 2021	10-K	10.30	4/30/2021	000-54840
10.30	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.	8-K	10.1	4/23/2021	000-54840
10.31	Omar Jimenez Stock Option Agreement to Purchase 50,000 shares of common stock (April 22nd, 2021)	8-K	10.2	4/23/2021	000-54840
10.32***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021	10-K	10.33	4/30/2021	000-54840
10.33	Software Licensing Agreement dated June 4, 2021 (and effective June 28, 2021), by and between Golden Matrix Group, Inc. and Fantasma Games AB	8-K	10.1	6/29/2021	000-54840
10.34***	Cancellation of Back Office / Service Provider Agreement between Golden Matrix Group, Inc. and Articulate Pty Ltd dated July 1, 2021	8-K	10.1	7/2/2021	000-54840
10.35	Agreement to Amend and Restate Common Stock Purchase Warrant, dated July 14, 2021, and effective June 6, 2021, by and among Golden Matrix Group, Inc. and Knutsson Holdings AB	8-K	10.1	7/15/2021	000-54840
10.36	Amended and Restated Common Stock Purchase Warrant to purchase 830,000 shares of common stock dated July 14, 2021, and effective June 6, 2021	8-K	10.2	7/15/2021	000-54840
10.37+	Placement Agency Agreement, dated October 25, 2021, by and between Golden Matrix Group, Inc. and EF Hutton, division of Benchmark Investments, LLC	8-K	4.1	10/27/2021	000-54840
10.38	Form of Securities Purchase Agreement, dated October 25, 2021, by and between Golden Matrix Group, Inc. and the investors party thereto	8-K	4.1	10/27/2021	000-54840
10.39	Form of Lock-Up Agreement (October 2021 Offering)	8-K	4.1	10/27/2021	000-54840
10.40	Shareholders Agreement dated November 29, 2021, by and between Golden Matrix Group, Inc. and Mark Weir and Paul Hardman	8-K	10.1	12/3/2021	000-54840

14.1	Code of Business Conduct and Ethics		8-K	14.1	10/28/2020	000-54840
21.1*	Subsidiaries	x
23.1*	Consent of M&K CPAS, PLLC	x
24.1*	Power of Attorney (included on the Signatures page of this Report on Form 10-K).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
99.1	Audit Committee Charter		8-K	99.1	1/28/2021	000-54840
99.2	Compensation Committee Charter		8-K	99.3	8/27/2020	000-54840
99.3	Nominating and Corporate Governance Committee Charter		8-K	99.4	8/27/2020	000-54840
99.4	Corporate Disclosure Policy		8-K	99.1	4/23/2021	000-54840
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	x

____________

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+ A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Golden Matrix Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

Date: January 13, 2022	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Brian Goodman, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Transition Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Brian Goodman
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	January 13, 2022

/s/ Omar Jimenez
Omar Jimenez	Chief Financial Officer and Chief Compliance Officer (Principal Financial/Accounting Officer)	January 13, 2022

/s/ Weiting ‘Cathy’ Feng
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director	January 13, 2022

/s/ Thomas E. McChesney
Thomas E. McChesney	Director	January 13, 2022

/s/ Murray G. Smith
Murray G. Smith	Director	January 13, 2022

/s/ Aaron Richard Johnston
Aaron Richard Johnston	Director	January 13, 2022

