Form 10-Q
period 2022-01-31
Golden Matrix Group, Inc.
filed 2022-03-08
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

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

As of March 8, 2022, there were 28,115,909 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

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

•	the impact of the COVID-19 pandemic, and other pandemics and epidemics, on the Company;
•	the ability of the Company to manage growth;
•	our limited operating history;
• •	disruptions caused by acquisitions; the reliance on suppliers of third-party gaming content and the cost of such content;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships and the significant portion of the Company’s revenues generated thereby, as well as conflicts of interest related thereto;
•	the potential effect of economic downturns and market conditions on the Company’s operations and prospects;
•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	the Company’s lack of effective internal controls;
•	dilution caused by efforts to obtain additional financing;
•	the effect of future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	risks relating to our recent acquisition of RKingsCompetitions Ltd;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
•	the dependence on current management;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•	the ability to obtain a listing of our common stock on NASDAQ;
•	dilution caused by the sale of common stock or convertible securities;
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	Other risks disclosed below, and incorporated by reference in, “Risk Factors”, below.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	January 31, 2022	October 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$15,242,266	$16,797,656
Accounts receivable, net	1,709,378	1,762,725
Accounts receivable – related parties	533,606	1,306,896
Prepaid expenses	109,796	114,426
Short-term deposit	57,417	61,799
Inventory, prizes	851,709	-
Total current assets	$18,504,172	$20,043,502

Non-current assets:
Property, plant and equipment	30,520	-
Intangible assets	2,644,538	135,263
Operating lease right-of-use assets	236,906	280,183
Goodwill	10,718,824	-
Total non-current assets	13,630,788	415,446
Total assets	$32,134,960	$20,458,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,207,750	$1,074,786
Accounts payable-related party	109,662	105,062
Accrued income tax liability	592,142	-
Deferred revenues	398,710	-
Advance from shareholder	200	-
Deferred tax liability	5,138	-
Accrued interest	123	123
Customer deposit	74,365	68,635
Consideration payable	562,650	-
Contingent liability	1,366,500	-
Current portion of operating lease liabilities	95,707	100,209
Total current liabilities	4,412,947	1,348,815

Non-current liabilities:
Non-current portion of operating lease liability	144,248	182,024
Total non-current liabilities	144,248	182,024
Total liabilities	$4,557,195	$1,530,839

Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 and 40,000,000 shares authorized; 28,045,577 and 27,231,401 shares issued and outstanding respectively	$280	$272
Additional paid-in capital	48,828,289	43,354,366
Accumulated other comprehensive income (loss)	55,334	(1,720)
Accumulated deficit	(24,075,430)	(24,424,809)
Total shareholders' equity of GMGI	24,808,473	18,928,109
Noncontrolling interests	2,769,292	-
Total equity	27,577,765	18,928,109
Total liabilities and shareholders’ equity	$32,134,960	$20,458,948

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended
	January 31,
	2022	2021

Revenues	$8,641,859	$1,336,231
Revenues-related party	235,246	615,175
Total revenues	8,877,105	1,951,406
Cost of goods sold	(6,853,002)	(954,782)
Gross profit	2,024,103	996,624

Costs and expenses:
General and administrative expense	1,298,886	151,628
General and administrative expense- related party	155,600	737,598
Research and development expense	20,212	28,887
Professional fees	145,447	48,755
Total operating expenses	1,620,145	966,868
Income from operations	403,958	29,756

Other income (expense):
Interest expense	-	(955)
Interest earned	441	41
Foreign exchange gain	84,676	23,316
Total other income	85,117	22,402
Net income before tax	489,075	52,158
Provision for income taxes	75,404	-
Net income	413,671	52,158
Less: Net income attributable to noncontrolling interest	64,292	-
Net income attributable to GMGI	$349,379	$52,158

Weighted average ordinary shares outstanding:
Basic	27,747,956	21,514,172
Diluted	35,758,682	33,512,233
Net income per ordinary share attributable to GMGI:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Statements of Comprehensive Income:
Net income	$413,671	$52,158
Foreign currency translation adjustments	57,054	(295)
Comprehensive income	470,725	51,863
Less: Net income attributable to noncontrolling interest	64,292	-
Comprehensive income attributable to GMGI	$406,433	$51,863

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries

Consolidated Statement of Shareholders’ Equity

 Three Months Ended January 31, 2021 and 2022

(Unaudited)

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Stock	Stock Payable-Related	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at October 31, 2020	1,000	-	20,743,430	207	30,979,575	-	-	(683)	(25,125,039)	5,854,060	-	5,854,060

Fair value of shares issued for services	-	-	-	-	-	7,420	7,420	-	-	14,840	-	14,840
Shares issued on exercise of options	-	-	133,334	1	7,999	-	-	-	-	8,000	-	8,000
Shares issued on cashless exercise of options	-	-	455,872	5	(5)	-	-	-	-	-	-	-
Shares issued for private placement	-	-	1,409,029	14	6,676,987	-	-	-	-	6,677,001	-	6,677,001
FV of option/warrants issued for services	-	-	-	-	708,926	-	-	-	-	708,926	-	708,926
Acquisition of GTG	-	-	-	-	(53,709)	-	-	-	-	(53,709)	-	(53,709)
Cumulative Translation adjustment	-	-	-	-	-	-	-	(295)	-	(295)	-	(295)
Imputed interest	-	-	-	-	956	-	-	-	-	956	-	956
Net profit for the quarter	-	-	-	-	-	-	-	-	52,158	52,158	-	52,158
Balance at January 31, 2021	1,000	-	22,741,665	227	38,320,729	7,420	7,420	(978)	(25,072,881)	13,261,937	-	13,261,937

Balance at October 31, 2021	1,000	-	27,231,401	272	43,354,366	-	-	(1,720)	(24,424,809)	18,928,109	-	18,928,109

Shares issued for services	-	-	808	-	6,000	-	-	-	-	6,000	-	6,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-	-	-
Shares issued on cashless exercise of options - related party	-	-	35,023	-	-	-	-	-	-	-	-	-
Shares issued as consideration to acquire Rkings	-	-	666,250	7	5,329,993	-	-	-	-	5,330,000	-	5,330,000
FV of option/warrants issued for services	-	-	-	-	137,931	-	-	-	-	137,931	-	137,931
Cumulative translation adjustment	-	-	-	-	-	-	-	57,054	-	57,054	-	57,054
Fair value of non-controlling interest in Rkings	-	-	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the quarter	-	-	-	-	-	-	-	-	349,379	349,379	64,292	413,671
Balance at January 31, 2022	1,000	-	28,045,577	280	48,828,289	-	-	55,334	(24,075,430)	24,808,473	2,769,292	27,577,765

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended
	January 31,
	2022	2021
Cash flows from operating activities:
Net income	$413,671	$52,158
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock option issued for services	137,931	111,018
Stock based compensation – related parties	-	597,908
Fair value of shares issued for services	6,000	14,840
Imputed interest	-	956
Amortization expense	94,169	-
Depreciation of property, plant and equipment	2,532	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	39,998	(284,857)
(Increase) decrease in accounts receivable – related party	773,290	(115,176)
(Increase) decrease in prepaid expense	(950)	(349,765)
(Increase) decrease in inventory, prize	36,352	-
(Increase) decrease in operating lease assets	24,100	-
(Decrease) increase in accounts payable and accrued liabilities	126,983	310,205
(Decrease) increase in accounts payable – related party	4,378	(196,792)
(Decrease) increase in accrued income tax liability	75,404	-
(Decrease) increase in deferred revenues	122,634	-
(Decrease) in customer deposit	7,830	(61,531)
(Decrease) increase in operating lease liabilities	(22,923)	-
Net cash provided by operating activities	$1,841,399	$78,964

Cash flows from investing activities:
Cash paid for purchase of Rkings	(3,341,453)	-
Cash received from Investment in Global Technology Group Pty Ltd– related party	-	192
Cash paid for purchase of fixed assets	(5,992)	-
Cash paid for purchase of intangible assets	(47,873)	-
Net cash provided by (used in) investing activities	$(3,395,318)	$192

Cash flows from financing activities:
Proceeds from sale of stock	-	6,677,001
Repayments on shareholder loans	-	(1,000)
Repayments on settlement payable - related party	-	(66,803)
Advance from shareholders	200	-
Proceeds from option exercise	-	8,000
Net cash provided by financing activities	$200	$6,617,198

Effect of exchange rate changes on cash	(1,671)	(1)

Net increase (decrease) in cash and cash equivalents	(1,555,390)	6,696,353
Cash and cash equivalents at beginning of year	16,797,656	5,009,996
Cash and cash equivalents at end of the quarter	$15,242,266	$11,706,349

Supplemental cash flows disclosures
Interest paid	$-	$-
Tax paid	$-	$-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$1	$5
Accounts payable settled with accounts receivable – related party	$-	$504,651
Intangible asset written down	$58,000	$-

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. And Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiaries, collectively (“Golden Matrix”, “GMGI” “we”, “our”, “us”, or “Company”) is incorporated and registered in the State of Nevada, and operates (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK).

The Company has historically operated in the business-to-business (“B2B”) segment where it develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. With the acquisition of RKingsCompetitions Ltd. effective on November 1, 2021, the Company has entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK which are not gambling or a lottery; we do not offer B2C online sports betting and/or online casino services. The prize competitions require entrants to demonstrate sufficient skill, knowledge or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law.

In the B2B segment, the Company has developed a proprietary Internet gambling enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gambling (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

In the B2C segment, the Company has improved functionality and responsiveness of the RKingsCompetitions.com website and expanded its marketing efforts from Northern Ireland to encompass the UK as its customer reach.

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

The Company is required to have a recognized business-to-business (B2B) gambling license in order to acquire certain gaming content. Currently the Company is not required to have a gaming license for the licensing of its GM-X System or the resale of third-party content to operators in the jurisdictions in which it currently conducts business, however as the Company expands its global distribution licensing regulatory requirements will be required.

On October 29, 2021, the Board of Directors approved a change in the Company’s fiscal year from January 31 to October 31, effective as of the same date.

On November 22, 2021, the Board of Directors of the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock. The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (“RKings”).  On December 6, 2021, the Company closed the Purchase, which was effective on November 1, 2021.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended October 31, 2021 and notes thereto and other pertinent information contained in the Transition Report on Form 10-KT for the nine months ended October 31, 2021, which the Company has filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2022.

The results of operations for the three months ended January 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Global Technology Group Pty Ltd. and its 80% ownership interest in RKingsCompetitions Ltd. All intercompany transactions and balances have been eliminated.

Business Combination - Common Control Asset Acquisition of Global Technology Group Pty Ltd

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

Business Combination - Acquisition of 80% of RKingsCompetitions Ltd

 The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC 805, Business Combinations. Identifiable assets acquired, and liabilities assumed, in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. Any adjustments to the purchase price allocation are made during the measurement period, not exceeding one year from the acquisition date, in accordance with ASC 805. The Company recognizes any non-controlling interest in the acquired subsidiary at fair value. The excess of the purchase price and the fair value of non-controlling interest in the acquired subsidiary over the fair value of the identifiable net assets of the subsidiary is recognized as goodwill. Identifiable assets with finite lives are amortized over their useful lives. Acquisition related costs are expensed as incurred.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at January 31, 2022 and October 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of January 31, 2022 and October 31, 2021, the allowance for doubtful accounts was $0 and $168,557, respectively. During the three months ended January 31, 2022, $168,557 allowance for doubtful debts was written off and there was no bad debt expense recorded. The corresponding accounts receivable balance was also written off.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. During the three months ended January 31, 2022, $47,873 in development costs, or related costs were incurred and capitalized.

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

Inventories, Prizes

RKings purchases prizes to award to winners of prize competitions; these prizes are the RKings’s inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the first-in, first out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all further costs to completion or to be incurred in marketing and selling. Inventory was $851,709 and $0 at January 31, 2022 and 2021, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method whereby the amount of depreciation is calculated by applying a fixed percentage (25%) on the book value of the asset each year. Property, plant and equipment were $30,520 and $0 at January 31, 2022 and 2021, respectively.

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
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $94,169 and $0 during the three months ended January 31, 2022 and 2021, respectively.

Revenue Recognition

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and, (ii) a royalty charged on the use of third-party gaming content.  In the B2C segment, the revenue stream is related to the charges to enter prize competitions in the UK through RKings.

B2B segment, revenue descriptions:

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

B2C segment, revenue descriptions:

The Company generates revenues through RKings from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences.

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

For the prize competitions ticket sales, revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration RKings expects to be entitled to in exchange for those goods or services.

Payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winner of prize competitions.

Earnings Per Common Share

Basic net earnings per share of common stock is computed by dividing net earnings available to common shareholders by the weighted-average number of Common Shares outstanding during the period. Diluted net earnings per Common Share are determined using the weighted-average number of Common Shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following table sets forth the calculation of basic and diluted net earnings per share for the three-month periods ended January 31, 2022 and 2021. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect in the marketplace on June 26, 2020:

	For the three months ended
	January 31,
	2022	2021

Basic earnings per common share
Numerator:
Net income available to common shareholders	$349,379	$52,158
Denominator:
Weighted average common shares outstanding	27,747,956	21,514,172

Basic earnings per common share	$0.01	$0.00

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$349,379	$52,158
Denominator:
Weighted average common shares outstanding	27,747,956	21,514,172
Preferred shares	1,000	1,000
Warrants/Options	7,939,394	11,997,061
Consideration payable	70,332	-
Adjusted weighted average common shares outstanding	35,758,682	33,512,233

Diluted earnings per common share	$0.01	$0.00

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive income (loss), a separate component of Equity, in our consolidated balance sheets. We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).

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

The stock-based compensation of options issued to consultants was recognized as a component of cost of goods sold since the stock-based compensation is the direct labor cost associated with running the Company’s GM2 Asset system.

Recent Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable are carried at their estimated collectible amounts. The balance is composed of trade accounts receivables that are periodically evaluated for collectability based on past credit history with customers and their current financial condition and amount due from Citibank for Automated Clearing House (ACH) transfers that were erroneously processed by Citibank (described below).

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11 and proceeded to immediately replenished $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. In November 2021, an additional $247,908 was replenished by Citibank which resulted in a balance due from Citibank of $88,676. As of January 31, 2022, the balance due from Citibank was $88,676. The Company received confirmation from Citibank on February 25, 2022 that they were working to address the issues.

The Company has accounts receivable of $1,709,378 and $1,762,725 as of January 31, 2022 and October 31, 2021, respectively (net of allowance for bad debt of $0 and $168,557, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $533,606 and $1,306,896 as of January 31, 2022 and October 31, 2021, respectively.

NOTE 4 – PREPAID EXPENSES

The prepaid expenses mainly include credits from our supplier, retainer paid to our corporate attorney, prepaid national press releases, subscription of investor relation feeds, and a one-year Gaming License fee. The balances of prepaid assets are $109,796 and $114,426 as of January 31, 2022 and October 31, 2021, respectively.

NOTE 5 – SHORT-TERM DEPOSITS

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

 Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $57,417 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, has a one-year maturity and earns 0.25% interest per year.

As of January 31, 2022 and October 31, 2021, the operating lease right-of-use asset is $236,906 and $280,183, respectively, and there was also a current operating lease liability of $95,707 and $100,209, respectively and a non-current operating lease liability $144,248 and $182,024, respectively.

NOTE 6 – ACQUISITION

Related Party Asset Acquisition

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

Third Party Business Acquisition

On November 29, 2021, the Company entered into a Sale and Purchase Agreement with the Sellers who were the sole shareholders of RKings.

RKings is a United Kingdom based online competition company offering business-to-consumer tournaments whereby individuals can purchase entries for online prize drawings.

Pursuant to the Purchase Agreement, the Sellers agreed to sell the Company 80% of the outstanding capital stock of RKings (the “Purchase” and the “RKings Stock”). In consideration for the RKings Stock, we agreed to pay the Sellers, pro rata with their ownership of RKings:

(1)	a cash payment of GBP £3,000,000;
(2)

666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock (the “Company Share Value” and such aggregate shares of Company Common Stock, the “Closing Shares”); and

(3)

within seven days after the receipt of the audit of RKings (as required by Securities and Exchange Commission (“SEC”) rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less (B) RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement) as of October 31, 2021, divided by (ii) the Company Share Value (the “Post-Closing Shares”).

In consideration for the RKings Stock, we agreed to pay the Sellers, pro rata with their ownership of RKings:

A total of GBP £1,000,000 (the “Holdback Amount”) is to be retained by the Company following closing and will be released to the Sellers, within six months after the closing date only to the extent that (A) RKings has achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents.

Additionally, in the event the (A) the Company determines, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022; and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company is required to pay the Sellers GBP £4,000,000 (the “Earn-Out Consideration”), which is payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). Based on the performance of the quarter ended January 31, 2022, the Company determined that it was highly unlikely that the Earn-Out EBITDA Threshold would be met; therefore, no contingent liability was recorded.

On December 6, 2021, the Company closed the Purchase, which had an effective date of November 1, 2021.

The Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and is described in greater detail in the Current Report on Form 8-K filed by the Company on December 3, 2021.

In accordance with Financial Accounting Standards Board Accounting Standards Codification section 805, “Business Combinations”, the Company will accounted for the Purchase Agreement transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

Goodwill is  measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% RKings’ shares, which was $11,358,650, and (2) the fair value of the 20% noncontrolling interest in RKings, which was estimated to be $2,705,000, over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

The Company accounts for business combinations in accordance with Financial Accounting Standards Board Accounting Standards Codification 805, Business Combinations. The preliminary fair value of purchase consideration for the acquisition has been allocated to the assets acquired and liabilities assumed based on a preliminary valuation of their respective fair values and may change when the final valuation of the assets acquired and liabilities assumed is determined.

As described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES”, the assets and liabilities of RKings have been recorded at their fair value at the acquisition date, and are included in the Company’s consolidated financial statements.

The calculation of the purchase price and the assets acquired and liabilities assumed in the Purchase Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of contingent cash consideration of GBP £1,000,000 to be paid in six months based on Exchange Rate on November 1, 2020	1,366,500
Fair value of 666,250 restricted shares at $8 per share	5,330,000
Fair value of contingent shares consideration	562,650
Purchase price	$11,358,650
Fair value of non-controlling interest	2,705,000
Equity value	$14,063,650
Add: Current liabilities	960,753
Total equity and liabilities	$15,024,403

Allocation to assets
Cash and cash equivalents	$758,047
Inventory, prizes	906,018
Property, Plant & Equipment, net	27,613
Total tangible assets	1,691,678

Intangible assets
Website development costs, net	13,901
Trade Names and Trademarks	2,000,000
Non‐Compete Agreements	600,000
Total intangible assets	2,613,901

Goodwill	10,718,824
Total assets allocated	$15,024,403

Rkings results of operations have been included in our consolidated financial statements beginning November 1, 2021. Rkings contributed revenues of $5,496,275 and net income of $321,460 for the period from the date of acquisition through January 31, 2022.

The following table summarizes the unaudited pro-forma consolidated results of operations for the three months ended January 31, 2022 and 2021 as if the acquisition had occurred on November 1, 2020.

	Three Months Ended
	January 31, 2022	January 31, 2021
Pro-forma total revenues	8,877,105	12,336,122
Pro-forma net income attributable to GMGI	349,379	280,575

The unaudited pro-forma consolidated results above are based on the historical financial statements of the Company and Rkings and are not necessarily indicative of the results of operations that would have been achieved if the acquisition was completed at November 1, 2020, and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, assuming that the business combination occurred on November 1, 2020. The values assigned to the assets acquired and liabilities assumed are based on preliminary valuations, for the Rkings acquisition, and are subject to change as the Company obtains additional information during the remaining measurement period.

NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay a minimum of three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. As part of the Asset Purchase Agreement, the Company entered into consulting agreements with two principals of Gamefish. On November 23, 2021, the Company terminated the Asset Purchase Agreement with Gamefish, effective on November 30, 2021. The outstanding payable to Gamefish of $58,000 was written off and the intangible asset was written down by the same amount.

The website development costs to upgrade and enhance the functionality of Rkings’ website were capitalized.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 3 years.

In connection with the acquisition of RkingsCompetition, Ltd, the Company recognized the definite-lived intangible assets consisting of $2,000,000 of trademarks and $600,000 of non-compete agreements. The trademark for RkingsCompetition is amortized over 10 years and the non-compete agreement is amortized over 5 years.

Amortization expenses related to intangible assets were $94,169 and $0 for the three months ended January 31, 2022 and 2021, respectively. Accumulated amortization was $134,604 and $38,737 as of January 31, 2022 and October 31, 2021, respectively.

 NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. Accounts payable to related parties was $109,662 and $105,062 as of January 31, 2022 and October 31, 2021, respectively.

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $398,710 and $0 as of January 31, 2022 and October 31, 2021, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of January 31, 2022 and October 31, 2021, customer deposits amounted to $42,356 and $32,886, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. Pursuant to this plan, on January 3, 2018 and September 19, 2019, the Company granted options to purchase 5,400,000 and 2,700,000 shares of common stock, with an exercise price of $0.066 and $0.9075 per share, respectively, to Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman. More details of the options are covered in “NOTE 12 – EQUITY”.

On October 26, 2020, the Company entered into an Employment Agreement with Mr. Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. Beginning July 1, 2021, the superannuation increased to 10% of the salary pursuant to Australian law. As of January 31, 2022 and October 31, 2021, total wages payable to Mr. Goodman was $0 and $0, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $17,805 and $14,205, respectively.

On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Mr. Goodman, the Company’s Chief Executive Officer, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022. More details of the options are covered in “NOTE 12 – EQUITY”.

 On September 18, 2021, Mr. Goodman, the Company’s Chief Executive Officer and Chairman, exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($2,450,250) and 2,344,891 shares were issued. More details of the options are covered in “NOTE 12 – EQUITY”.

On November 8, 2021, Mr. Goodman lent $200 to the Company to open two bank accounts. The loan from Mr. Goodman is due on demand, unsecured with no interest. As of January 31, 2022, the balance of the loan was $200.

Weiting ‘Cathy’ Feng

On January 3, 2018 and September 16, 2019, the Company granted options to purchase 1,400,000 and 700,000 shares of common stock, with an exercise price of $0.06 and $0.825 per share, respectively, to Weiting ‘Cathy’ Feng pursuant to the 2018 Equity Incentive Plan.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. Beginning July 1, 2021, the superannuation increased to 10% of the salary pursuant to Australian law. As of January 31, 2022 and October 31, 2021, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $14,838 and $11,838, respectively.

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022.

 On September 18, 2021, Weiting Feng, the Company’s Chief Operating Officer and Director, exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($577,500) and 616,304 shares were issued. More details of the options are covered in “NOTE 12 – EQUITY”.

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

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. McChesney to $3,000 per month, commencing November 1, 2021.

On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($31,800) and 35,023 shares were issued.

During the three months ended January 31, 2022 and 2021, total consulting fees to Mr. McChesney were $9,000 and $6,000, respectively. As of January 31, 2022 and October 31, 2021, the amount payable to Mr. McChesney was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. Smith to $3,000 per month, commencing November 1, 2021.

During the three months ended January 31, 2022 and 2021, total consulting fees to Mr. Smith were $9,000 and $6,000, respectively. As of October 31, 2021 and January 31, 2021, the amount payable to Mr. Smith was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. Johnston to $3,000 per month, commencing November 1, 2021.

During the three months ended January 31, 2022 and 2021, total consulting fees to Mr. Johnston were $9,000 and $6,000, respectively. As of January 31, 2022 and October 31, 2021, the amount payable to Mr. Johnston was $0 and $2,000. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

During the three months ended January 31, 2022 and 2021, total consulting fees paid to Mr. Brett Goodman were $6,000 and $9,000, respectively. As of January 31, 2022 and October 31, 2021, the amount payable to Mr. Brett Goodman was $0 and $0, respectively.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

(a) Back Office Services:

On April 1, 2016, the Company entered into a Back Office/Service Provider Agreement with Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, Chief Executive Officer and Chairman of the Company and his wife Marla Goodman, for consulting services.

On June 30, 2021, the Back Office Services Agreement was cancelled. During the three months ended January 31, 2022 and 2021, general and administrative expense related to the Back Office Services Agreement was $0 and $33,000, respectively. As of January 31, 2022 and October 31, 2021, the amount payable to Articulate for Back Office Services was $77,019 and $77,019, respectively.

(b)  License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the three months ended January 31, 2022 and 2021, revenues from Articulate were $235,246  and $615,175, respectively. As of January 31, 2022 and October 31, 2021, the amount receivable from Articulate was $533,606 and $1,306,896, respectively.

(c) Prepaid deposit paid to Skywind Services IOM Ltd (“Skywind”) by Articulate on behalf of Global Technology Pty Ltd (“GTG”):

Articulate had a prepaid deposit in favor of Skywind in the amount of $43,569 (35,928 EUR) as of  February 18, 2021. Articulate allowed GTG to utilize the prepaid deposits in order that GTG would be able to operate and utilize certain Progressive Jackpot games of Skywind. On February 18, 2021, the Company recorded an accounts payable of $43,569 to Articulate. On July 29, 2021, the Company paid an equivalent of $42,464 to Articulate to settle the accounts payable based on the exchange rate on the same date.

Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, effective January 1, 2022), to be granted options to purchase 50,000 shares of common stock (at $9.910 per share, expiring April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options.

During the three months ended January 31, 2022 and 2021, total consulting fees paid to Mr. Jimenez were $50,000 and $0, respectively. As of January 31, 2022 and October 31, 2021, the amount payable to Mr. Jimenez was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

NOTE 12 –  EQUITY

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

On July 9, 2021, the holder exercised a portion of the Warrant to purchase 170,000 shares of the Company’s common stock at $6.00 per share and paid the Company $1,020,000 in connection with such exercise and funds were received by the Company in a total amount of $1,019,982 ($1,020,000 less $18 in bank charges), on July 14, 2021. The Company issued the holder 170,000 shares of common stock in connection with such exercise.

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

During the three months ended January 31, 2022, a former consultant’s widow and a consultant and one director exercised their options. As a result, 147,118 shares of common stock were issued upon the cashless exercise of the options. During the three months ended January 31, 2021, five consultants exercised their options. As a result, 455,872 shares of common stock were issued upon the cashless exercise of the options and 133,334 shares of common stock were issued upon the cash exercise of the options.

During the three months ended January 31, 2022, 808 shares of restricted common stock were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system. During the three months ended January 31, 2021, no shares were issued for services.

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

As of January 31, 2022 and October 31, 2021, 250,000,000 and 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which28,045,577 and 27,231,401 shares were issued and outstanding, respectively.

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

Stock Option Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense will be charged to operations through the vesting period. The amount of cost will be calculated based on the new accounting standard ASU 2018-07. All option awards described below were granted under the 2018 Equity Incentive Plan. All shares and prices per share have been adjusted for a 1 share-for-150 shares reverse stock split that took effect on June 26, 2020:

(a) External Consultants:

On January 3, 2018, the Company granted stock options to nine external consultants, with each of them being granted options to purchase 200,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of each consultant’s option was $11,877 on the grant date based on the share price of $0.06 on the grant date, an exercise price of $0.06 per share, time to maturity of3.5 years, and stock price volatility of 273%. During the twelve months ended July 31, 2018, three of the consultants resigned, and their options were forfeited. During the twelve months ended July 31, 2019, another two of the consultants resigned with one-third of their options vested and the remaining two-thirds of their options forfeited. Excepting the forfeited options, the fair value of the stock options above was $55,425 in total on the grant date.

On March 15, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years,vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the granting date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On June 29, 2021, the Company extended the expiration date of the options granted to the consultant until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to him at an exercise price of $0.06 per share. The Company recorded a total of $123 of cost of goods expense due to the exercise period being extended.

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

On March 16, 2020, the Company granted stock options to a consultant and a former consultant’s widow, in consideration for services rendered by such consultant and former consultant. Each person was granted options to purchase 100,000 shares of common stock of the Company with an exercise price of $0.465 per share, with a vesting period of two years, vesting 50% on each anniversary of the grant date. The expiration date is March 16, 2024. The fair value of the stock options was $29,073 for each person on the grant date based on the share price of $0.465 on the grant date, exercise price of $0.465 per share, time to maturity of 4 years, and stock volatility of 88%.

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

During the three months ended January 31, 2022, options to purchase 116,666 shares of common stock were exercised:

On November 4, 2021, a former consultant’s widow exercised options to purchase 50,000 shares of common stock in a cashless exercise pursuant to which 2,860 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($23,250) and 47,140 shares were issued.

On January 20, 2022, a consultant exercised options to purchase 66,666 shares of common stock in a cashless exercise pursuant to which 1,711 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($11,000) and 64,955 shares were issued.

The following table summarizes the Company’s stock option plan activity since adoption:

Options granted to external consultants
Total number of options granted	4,753,334
Total number of options forfeited	(599,997)
Total number of options exercised	(2,803,339)
Outstanding options at January 31, 2022	1,349,998

As of January 31, 2022, 993,331 options were vested within the outstanding options.

The cost of sales related to the options was $137,931 and $111,018 in total for the three months ended January 31, 2022 and 2021, respectively.

(b) Directors and Management:

On January 3, 2018, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 5,400,000 shares of common stock of the Company with an exercise price of $0.066 per share, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018, based on the share price of $0.066, exercise price of $0.066, time to maturity of 1year, and stock volatility of 273%. On September 16, 2019, the Company extended the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Mr. Goodman, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Mr. Goodman until December 31, 2022, which covered options to purchase 5,400,000 shares of common stock previously granted to Mr. Goodman at an exercise price of $0.066 per share. During the three months ended January 31, 2022 and 2021, no amortization expense was recorded due to the options. As of January 31, 2022, the options were fully vested without being exercised, and there was no remaining unamortized balance.

 On January 3, 2018, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Ms. Feng, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Ms. Feng until December 31, 2022, which covered options to purchase 1,400,000 shares of common stock previously granted to Ms. Feng at an exercise price of $0.06 per share. During the three months ended January 31, 2022 and 2021, no amortization expense was recorded due to the options. As of January 31, 2022, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,221,862 on September 19, 2019, based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 110%. During the three months ended January 31, 2022 and 2021, the amortization expense was $0 and $194,458, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. On September 18, 2021, Mr. Goodman exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($2,450,250) and 2,344,891 shares were issued.  As of January 31, 2022, the options were fully vested and exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 700,000 shares of common stock of the Company with an exercise price of $0.825 per share, vesting 33% each half yearafter the grant. The fair value of the stock options was $328,855 on September 19, 2019, based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 110%. During the three months ended January 31, 2022 and 2021, the amortization expense was $0 and $52,574, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. On September 18, 2021, Ms. Feng exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($577,500) and 616,304 shares were issued. As of January 31, 2022, the options were fully vested and exercised, and there was no remaining unamortized balance.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vested in three instalments as follows: 50% on July 27, 2020, 25% on October 27, 2020, and 25% on January 27, 2021. The fair value of the stock options was $79,966 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 3.5 years, and stock volatility of 77%. During the three months ended January 31, 2022 and 2021, the amortization expense was $0 and $12,880, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($31,800) and 35,023 shares were issued. As of January 31, 2022, all of the options were vested with 40,000 options being exercised, and there was no remaining unamortized balance.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three instalments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $252,350 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 3.5 years, and stock volatility of 107%. During the three months ended January 31, 2022 and 2021, the amortization expense was $0 and $120,771, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of January 31, 2022, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three instalments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $433,096 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 3.44 years, and stock volatility of 106%. During the three months ended January 31, 2022 and 2021, the amortization expense was $0 and $217,225, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of January 31, 2022, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On April 22, 2021, the Company granted stock options to its Chief Financial Officer / Chief Compliance Officer, Omar Jimenez, to purchase 50,000 shares of common stock of the Company with an exercise price of $9.91 per share and a vesting period of six months. The options vest in two instalments as follows: 50% on April 22, 2021, and 50% on the six-month anniversary of the grant date. The fair value of the stock options was $243,911 on April 22, 2021 based on the share price of $9.91, exercise price of $9.91, time to maturity of 1.5 years, and stock volatility of 108%. During the three months ended January 31, 2022 and 2021, the amortization expense was $0 and $0, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of January 31, 2022, 50,000 options were vested without being exercised, and the remaining unamortized balance was $0.

The stock-based compensation related to options was $0 and $597,908, in total for the three months ended January 31, 2022 and 2021, respectively.

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

The Company has used the net proceeds from the offering for general corporate purposes and working capital.

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

NOTE 13 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

We operate our business in two operating segments i.e., B2B for charges for usage of the Company’s software, and, royalties charged on the use of third-party gaming content and, the B2C segment which is related to the charges to enter prize competitions in the UK.

All operating segments have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer and distribution processes.

For geographical revenue reporting, revenues are attributed to the geographic location in which the distributors are located. Long-lived assets consist of property, plant and equipment, net, intangible assets, operating lease right-of-use assets and goodwill, and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	Three months ended January 31
Description	2022		2021
Revenues:
Asia Pacific	$3,380,830	38%	$1,951,406	100%
UK	5,496,275	62%	-	-%

Total	$8,877,105	100%	$1,951,406	100%

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	Three months ended January 31,
Description	2022		2021
Revenues:
B2B	$3,380,830	38%	$1,951,406	100%
B2C	5,496,275	62	-	-
Total	$8,877,105	100%	$1,951,406	100%

The following is a summary of cost of goods sold by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	Three months ended January 31
Description	2022		2021
COGS:
Asia Pacific	$2,546,024	37%	$954,782	100%
UK	4,306,978	63%	-	-%

Total	$6,853,002	100%	$954,782	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	Three months ended January 31
Description	2022		2021
COGS:
B2B	$2,546,024	37%	$954,782	100%
B2C	4,306,978	63%	-	-%

Total	$6,853,002	100%	$954,782	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	January 31, 2022	October 31, 2021
Long-lived assets:
Asia Pacific	$303,938	$415,446
UK	13,326,850	-
Total	$13,630,788	$415,446

NOTE 14 – SUBSEQUENT EVENTS

On March 7, 2022, the Company issued 70,332 shares with an agreed value of $562,650, or $8.00 per share, to the owners of RKings (discussed above) as part of the consideration to purchase 80% of the outstanding capital stock of RKings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the attached consolidated unaudited financial statements and notes thereto, and our consolidated audited financial statements and related notes for the nine-month transition period ended October 31, 2021, found in our Transition Report on Form 10-KT that the Company has filed with the Securities and Exchange Commission on January 13, 2022 (the “Transition Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report.

Statements made in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are subject to forward-looking statements and various risks and should be read in connection with the “Special Note Regarding Forward-Looking Statements”, above and “Risk Factors”, incorporated by reference into this Report, as described below.

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

The Company is required to have a recognized business-to-business (B2B) gambling license in order to acquire certain gaming content. Currently the Company is not required to have a gaming license for the licensing of its GM-X System or the resale of third-party content to operators in the jurisdictions in which it currently conducts business, however as the Company expands its global distribution licensing regulatory requirements will be required.

On October 29, 2021, the Board of Directors approved a change in the Company’s fiscal year from January 31 to October 31, effective as of the same date.

On November 22, 2021, the Board of Directors of the Company approved the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock. The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”).  On December 6, 2021, the Company closed the purchase, which was effective on November 1, 2021.

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

Definitions:

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Golden Matrix” in this Report refer specifically to Golden Matrix Group, Inc. and its consolidated subsidiaries.

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

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended January 31, 2022 and 2021.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Transition Report on Form 10-KT for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022 are those that depend most heavily on these judgments and estimates. As of January 31, 2022, there had been no material changes to any of the critical accounting policies contained therein. NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-KT for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities are recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company's consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

OVERVIEW

We operate (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK).

We have historically operated in the B2B segment where we develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region. With the acquisition of RKingsCompetitions Ltd. effective on November 1, 2021, we entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK.

B2B Segment

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

As of January 31, 2022, our systems had over 6 million registered players and a total of more than 580 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our customers are primarily located in Northern Ireland and we have expanded our marketing efforts to encompass the U.K. as our customer reach. As of March 7, 2022, RKings has 126,390 registered users.

We derive revenues primarily from selling prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences.

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

Key elements of our growth strategy include:

•

Supporting our existing customers as they scale up their respective iGaming and online sportsbook operations. As our customers’ businesses grow, we intend to deploy additional resources to develop the GM-X and GM-Ag Systems’ platform functionality, expand our gaming content portfolios by integrating additional third-party content providers, and seek to obtain additional regulatory approvals to operate in other global markets. The GM-X and GM-Ag Systems’ turn-key solution (including modular, configurable and scalable gaming platforms), is a complete software package for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offers a full suite of tools and features for successfully operating and maintaining an online gaming website; from player registration to user management and content management.

•	Expanding our global reach by securing new gaming Distributors, casino and sportsbook operator customers in existing and newly regulated markets.

•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.

•	Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. We plan to launch our E-sport portfolio in the second quarter of 2022.

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

Cash requirements

The Company generates net profits and does so since 2017.  The Company is self-sustaining, and its cash needs are met through current operations; as of January 31, 2022, the cash balance is $15.2 million. There are no future cash demands or commitments other than ongoing operations for the following next 12 months and beyond.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. However, the Company has applied for listing on Nasdaq, Inc.’s stock exchange which may provide additional opportunities to raise funds to expand operations and identify possible acquisitions.  No material deficiencies are present. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought.  Unused sources of liquid assets, as of January 31, 2022, include cash of $15.2 million and receivables of $2.2 million with offsetting liabilities of $4.5 million.

Capital resources.

The Company does not have material cash requirements other than a possible payment (if metrics are met) of approx. $1.3 million (GBP 1 million) as part of the hold-back on the acquisition of RKings that was completed effective November 1, 2022.  With a cash balance of $15.2 million and operations that are self-sustaining, the obligation may be met, if the metrics are met, without burdening the Company. In addition, the Company, as part of the acquisition of RKings, provided to the sellers of RKing’s shares, the right to earn additional consideration of approximately $5.2 million (GBP 4 million) if metrics are met after April 30, 2022 and, payable at the option of the Company in either cash or shares of the Company’s common stock. The Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions.  Unused sources of liquid assets, as of January 31, 2022, include cash of $15.2 million and receivables of $2.2 million with offsetting liabilities of $4.5 million and, if particular metrics are met (which appear highly unlikely), the possible acquisition contingencies of $1.3 million and $5.2 million will be met with current liquid assets.

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

Acquisitions

Global Technology Group Pty Ltd

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

RKingsCompetitions Ltd

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

The Sale and Purchase Agreement provides the Sellers the rights to earn additional earn-out consideration, equal in value to GBP £4,000,000, subject to the terms of the Sale and Purchase Agreement payable at the option of the Company in either (a) cash; or (b) shares of Company common stock (such shares, if issued, the “Earn-Out Shares”). Based on the performance of quarter ended January 31, 2022, the Company determined that it was highly unlikely that the Earn-Out EBITDA Threshold would be met; therefore, no contingent liability was recorded.

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

Increase the Company’s authorized shares of Common Stock to 250,000,000 shares

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

RESULTS OF OPERATIONS

Three months ended January 31, 2022, compared to the three months ended January 31, 2021.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended January 31, 2022, the Company generated $238,127 of revenues from its unique IP and technology systems, including $235,246 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the three months ended January 31, 2021, the Company generated $769,000 of revenues from its IP and technology systems, including $615,175 which was from Articulate.

The decrease of $530,873 in revenues in the three-month period ended January 31, 2022, compared to the three-month period ended January 31, 2021, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content. The decrease in revenues can be attributed to the loss of certain major operators from our customers.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the three-months ended January 31, 2022 and 2021 were $3,142,703 and $1,182,406, respectively.

The increase of $1,960,297 in revenues in the three-month period ended January 31, 2022, compared to the three-month period ended January 31, 2021, is attributable to an increased number of customers and registered players with our customers.

3) Since the acquisition of 80% of RKings effective November 1, 2021, the Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended January 31, 2022, $5,496,275 of total revenues were derived from prize competitions ticket sales. The Company did not have revenues from the sales of prize competitions tickets during the three-month period ended January 31, 2021, as it only acquired 80% of RKings effective on November 1, 2021.

Total revenues for the three-months ended January 31, 2022 and 2021 are $8,877,105 and $1,951,406, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended January 31, 2022 and 2021, cost of goods sold due to the amortization of options was $137,931 and $111,018, respectively. The increase in the cost of goods sold was due to new options granted last year in March and September. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses over time.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended January 31, 2022 and 2021, cost of goods sold due to the usage of gaming content was $2,408,093 and $843,764, respectively. The increase of $1,564,329 in cost of goods sold from the resale of gaming content in the three-month period ended January 31, 2022, compared with the three months ended January 31, 2021, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) Beginning November 1, 2021, in connection with the acquisition of an 80% interest in RKings, the Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of prize competitions throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended January 31, 2022, $4,306,978 of cost of goods related to prizes that were awarded in the prize competitions. The Company did not have cost of goods related to prize competitions during the three-month period ended January 31, 2021.

Total costs of goods sold for the three-months ended January 31, 2022 and 2021 were $6,853,002 and $954,782, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $2,024,103 for the three months ended January 31, 2022, compared to gross profit of $996,624 for the three months ended January 31, 2021, an increase of $1,027,479 from the prior period, mainly due to $1,189,297 gross profits contributed from B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. A decrease of gross profit of $161,818 in B2B segment was mainly due to the decrease in revenues from the usage of IP and technology systems as discussed above.

Gross profit margin was 23% for the three months ended January 31, 2022, compared to 51% for the three months ended January 31, 2021, mainly due to the increase in revenues in the resale of gaming content and high revenues in B2C segment which have lower gross profit margin compared with revenues from the usage of IP and technology systems. The gross profit margin on revenues from resale of gaming content was approximately 23% for the three months ended January 31, 2022. The Company believes that the resale revenue stream is highly scalable and there is a significant opportunity to scale this resale revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The gross profit margin on B2C segment was approximately 22% for the three months ended January 31, 2022.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and generate increased gross profit and gross profit margin due to the economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the three months ended January 31, 2022 and 2021, general and administrative expenses were $1,298,886 and $151,628, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses and depreciation and amortization expense. The increase of general and administrative expenses was mainly due to the   $787,674 general and administrative expenses from our B2C segment starting November 1, 2021, with our acquisition of 80% of RKings, which mainly include the payroll costs and bank charges for the transaction fees. The depreciation and amortization expense also increased due to the newly acquired intangible assets of trademarks and non-compete agreement associated with RKings.  More details of the intangible assets are covered in “NOTE 7 – INTANGIBLE ASSETS” in the notes to the financial statements included under “Item 1. Financial Statements.” The general and administrative expenses from our B2B segment also increased due to the increased costs of marketing fees, lease expenses, and payroll costs.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated as of June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. During the three months ended January 31, 2022 and 2021, general and administrative expenses from related parties were $155,600 and $737,598, respectively. The components of general and administrative expenses from related parties are as follows:

	Three months ended January 31,
	2022	2021
Amortization expenses of Directors’ and Officers’ stock options	$-	$597,908
Back-office expenses	-	33,000
Consulting & salary expenses	155,600	106,690
Total	$155,600	$737,598

During the three-month period ended January 31, 2022 and 2021, the amortization expenses decreased due to the stock options becoming fully amortized during last fiscal year; therefore, there was no amortization expense during this quarter; the back-office expenses decreased due to the cancellation of Back Office Services Agreement with Articulate; the consulting & salary expenses increased mainly due to the increased compensation to the Company’s officers, and hiring of new officers.

Research and development expense

During the three months ended January 31, 2022 and 2021, the research and development expense was $20,212 and $28,887, respectively. The $20,212 research and development expense during the three months ended January 31, 2022 was incurred in connection with the building of the Company’s Seamless Aggregation Platform (“Aggregation Platform”) acquired on March 1, 2021, from Gamefish Global Pty Ltd. The $28,887 research and development cost during the three months ended January 31, 2021 was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. During the three months ended January 31, 2022 and 2021, professional fees were $145,447 and $48,755, respectively. The increase in professional fees of $96,692 was mainly due to the recent corporate actions relating to the Company’s acquisition of RKings, the Company’s NASDAQ uplisting application, which is pending with NASDAQ, and other corporate matters.

Interest expense

During the three months ended January 31, 2022 and 2021, interest expense was $0 and $955, respectively. The interest expense during the three months ended January 31, 2021 was mainly attributable to the settlement payable to Luxor, a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman. The settlement payable was fully paid as of January 31, 2021; therefore, no interest was incurred during the three months ended January 31, 2022.

Interest income

The interest income was attributable to the interests from the bank savings. During the three months ended January 31, 2022 and 2021, interest income was $441 and $41, respectively.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended January 31, 2022 and 2021, foreign exchange gain was $84,676 and $23,316, respectively. The increase of foreign exchange gain was due to the settlement of one million GBP consideration payable to acquire RKings.

Provision for income taxes

The provision for income taxes was $75,404 for the three months ended January 31, 2022, compared to $0 for the three months ended January 31, 2021. The increase was attributable to the tax expenses incurred in the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. There is no provision for income taxes in the B2B segment during the three months ended January 31, 2022 and 2021 as a result of operating losses carryforward in B2B segment.

Net income attributable to noncontrolling interest

For the three months ended January 31, 2022, we recorded net income of $64,292 and for the three months ended January 31, 2021, we recorded net income of $0, attributable to the noncontrolling interest. The net income attributable to noncontrolling interest was due to the acquisition of 80% interest in RkingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company.

Net income attributable to GMGI

The Company had net income attributable to GMGI of $349,379 and $52,158 for the three months ended January 31, 2022 and 2021, respectively. The increase in net income attributable to GMGI of $297,221 was primarily due to an increase in revenues from the B2C operations of $5,496,275 and from the B2B operations of $1,429,424 (of which $1,809,353 of the increase was attributable to revenues from third-party distributors, offset by a $379,929 decrease attributable to related party revenues, each as discussed above); which increase in revenues were offset by (i) an increase of cost of goods sold of $5,898,220 and (ii) an increase of operating expenses of $653,277, as discussed in greater details above.

LIQUIDITY AND CAPITAL RESOURCES

	As of January 31,	As of October 31,
	2022	2021
Cash and cash equivalents	$15,242,266	$16,797,656
Working capital	14,091,225	18,694,687
Shareholders’ equity of GMGI	24,808,473	18,928,109

The Company had $15,242,266 of cash on hand at January 31, 2022 and total assets of $32,134,960 ($18,504,172 of which were current assets) and total working capital of $14,091,225 as of January 31, 2022. Included in total assets of January 31, 2022 was $10,718,824 of goodwill associated with the Company’s 80% interest in RKingsCompetition Ltd. and $2,520,000 intangible assets related to trademarks and non-compete agreements, which were not included in the prior period.

The Company had total liabilities of $4,557,195 (of which $ 4,412,947 were current liabilities) as of January 31, 2022, which mainly included $109,662 of accounts payable to related parties, $1,207,750 of accounts payable and accrued liabilities, $592,142 of accrued income tax liability related to Rkings’ operations, $1,366,500 of contingent liability related to the RKings acquisition (due if RKings’ operating metrics are met), $562,650 of consideration payable related to the RKings acquisition which was paid on March 7, 2022, and $239,955 of operating lease liabilities related to the office lease. See “NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Recent Issued Accounting Pronouncements” to the financial statements included herein. The decrease in cash of $1,555,390 was due to $4,099,500 of cash consideration paid to acquire 80% interest in RkingsCompetition Ltd in December 2021.

 We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. We also plan to sell equity in connection with an underwritten offering pursuant to which we currently plan to uplist our common stock on The NASDAQ Capital Market, which offering may not be completed on favorable terms, or the terms disclosed, if at all, and which offering remains subject to among other things, the successful uplisting of our common stock on The NASDAQ Capital Market. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

See “NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY”, for a description of related party accounts receivable; “NOTE 7 – INTANGIBLE ASSETS”, for a description of the Company’s intangible assets; “NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES”, for a description of related party accounts payable; and “NOTE 11 – RELATED PARTY TRANSACTIONS”, for a description of related party transactions, each included herein in the notes to the financial statements included under “Item 1. Financial Statements.”

	Three Months Ended January 31,
	2022	2021
Cash provided by operating activities	$1,841,399	$78,964
Cash provided by (used in) investing activities	(3,395,318)	192
Cash provided by financing activities	200	6,617,198

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the three months ended January 31, 2022, include stock-based compensation, and amortization expenses on intangible assets.

The Company generated cash from operating activities of $1,841,399 during the three months ended January 31, 2022, due primarily to $413,671 of net income, non-cash expenses relating to stock-based compensation of $143,931 (including options issued for services of $137,931, and stock issued for services of $6,000), depreciation and amortization of $96,701, $773,290 of decrease in accounts receivable from related party, and $126,983 of increase in accounts payable and accrued liabilities . Cash provided by operating activities was $78,964 for the three months ended January 31, 2021, which was mainly due to $52,158 of net income, non-cash expenses relating to stock-based compensation (related parties) of $597,908, options issued for services of $111,018, $310,205 of increase in accounts payable and accrued liabilities

During the three months ended January 31, 2022, cash used in investing activities was $3,395,318 which was primarily due to the cash consideration paid to acquire an 80% interest in RkingsCompetition Ltd of $4,099,500. During the three months ended January 31, 2021, cash provided by investing activities was $192 which was mainly due to the investment in GTG.

During the three months ended January 31, 2022 cash provided by financing activities was $200, which was due to the advance from shareholders to open the Company’s new bank accounts. During the three months ended January 31, 2021 cash provided by financing activities was $6,617,198, which was due primarily to the sales of equity securities through private placements and warrant exercise.

The Company had a net decrease in cash of $1,555,390 for the three months ended January 31, 2022, which is mostly attributable to the cash used in investing activities of $3,395,318, offset by the net cash provided by operating activities of $1,841,399, as discussed above.

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

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 3, 2022. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the three months ended January 31, 2022 and as of January 31, 2022, the Company has hired personnel and contractors with sufficient accounting and GAAP knowledge to ensure separation of duties and supervision of accounting and financial activity. Procedures and practices have been implemented that ensure timely and accurate reporting of financial data for the quarter ended January 31, 2022, covered by this Quarterly Report on Form 10-Q. On March 3, 2022, the Audit Committee approved and adopted a comprehensive Financial Procedural Manual. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Transition Report on Form 10-K for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022 (the “Form 10-KT”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-KT and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in the Form 10-KT, under “Risk Factors”, which risk factors from the Form 10-KT are incorporated by reference in this Item 1A. Risk Factors, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

In the past we have been affected by, and in the future, we may be affected by, unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts.

In August, 2021, we first became aware of certain Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to the Company’s accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act of 1978 (EFTA) and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. In November 2021, an additional $247,908 was replenished by Citibank which resulted in a balance due from Citibank of $88,676. As of January 31, 2022, the balance due from Citibank was $88,676. The Company received confirmation from Citibank on February 25, 2022 that they were working to address the issues. While these unauthorized transfers were for the most part remedied quickly, and we believe that our liability and exposure to such transfers is minimal as a result of the EFTA, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

Impact of COVID-19 Pandemic

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

The COVID-19 pandemic has not had a material impact on our business, and we expect our business to be resilient through the pandemic. We have continued operations, supported our online products and customers, and grown our sales, while our employees and consultants work remotely. Notwithstanding the aforementioned, we have experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic.

We have not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on our business from the coronavirus pandemic could include: (i) changing demand for our products and services; (ii) rising bottlenecks in our supply chain; and (iii) increasing contraction in the capital markets. At this time, our operations have not been materially negatively impacted by the coronavirus pandemic to date; although much of the work performed by the Company was in the commuter environment, as opposed to an office setting; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended January 31, 2022, and from the period from November 1, 2021 to the filing date of this Report, which have not previously been disclosed in the Form 10-KT, Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended January 31, 2022.

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

The issuances described above were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non U.S. persons. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Recent issuances of unregistered securities subsequent to our fiscal quarter ended January 31, 2022.

On March 7, 2022, the Company issued 70,332 shares with an agreed value of $562,650, or $8.00 per share, to the owners of RKings (discussed above) as part of the consideration to purchase 80% of the outstanding capital stock of RKings.

The offer and sales described above were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; (c) were non U.S. persons; and/or (d) were directors of the Company. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1+	Sale and Purchase Agreement of Ordinary Issued Share Capital dated November 29, 2021, by and between Golden Matrix Group, Inc., as Purchaser, and Mark Weir and Paul Hardman, as Shareholders of RKingsCompetitions Ltd, a Private Limited Company Formed and Registered in and Under the Laws of Northern Ireland, as Sellers		8-K	2.1	12/3/2021	000-54840
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020	8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021	8-K	3.1	12/16/2021	000-54840
3.5	Bylaws of the Company	S-1	3.2	10/7/2008	333-153881
10.1	Shareholders Agreement dated November 29, 2021, by and between Golden Matrix Group, Inc. and Mark Weir and Paul Hardman	8-K	10.1	12/3/2021	000-54840
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

GOLDEN MATRIX GROUP, INC.

Dated: March 8, 2022	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: March 8, 2022	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

