Form 10-Q
period 2022-04-30
Golden Matrix Group, Inc.
filed 2022-06-03
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-41326

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

As of June 3, 2022, there were 28,115,909 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

GOLDEN MATRIX GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. You should read the matters described and incorporated by reference in “Risk Factors“ and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those included in, and incorporated by reference in, the section entitled “Risk Factors“ and elsewhere in this Report. These risks include, but are not limited to, the following:

•

our need for significant additional financing to grow and expand our operations, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

•	the impact of the COVID-19 pandemic, and other pandemics and epidemics, on the Company;
•	the ability of the Company to manage growth;
•	our limited operating history;
• •	disruptions caused by acquisitions; the reliance on suppliers of third-party gaming content and the cost of such content;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships and the significant portion of the Company’s revenues generated thereby, as well as conflicts of interest related thereto;
•	the potential effect of economic downturns and market conditions on the Company’s operations and prospects;
•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	dilution caused by efforts to obtain additional financing;
•	the effect of future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	risks relating to inventory management;
•	foreign exchange and currency risks;

•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
•	the dependence on current management;
•	the dependence on limited customers with respect to the Company’s “use of intellectual property” revenue streams;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•	dilution caused by the sale of common stock or convertible securities, or the conversion of outstanding convertible securities;
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	Other risks disclosed below, and incorporated by reference in, “Risk Factors“, below.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	April 30, 2022	October 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$15,811,213	$16,797,656
Accounts receivable, net	2,230,013	1,762,725
Accounts receivable – related parties	643,180	1,306,896
Prepaid expenses	269,128	114,426
Short-term deposit	58,539	61,799
Inventory, prizes	918,703	-
Total current assets	$19,930,776	$20,043,502

Non-current assets:
Property, plant and equipment	49,400	-
Intangible assets	2,584,709	135,263
Operating lease right-of-use assets	217,310	280,183
Goodwill	10,718,824	-
Total non-current assets	13,570,243	415,446
Total assets	$33,501,019	$20,458,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,018,139	$1,074,786
Accounts payable-related party	85,819	105,062
Accrued income tax liability	716,560	-
Deferred revenues	197,213	-
Deferred tax liability	4,808	-
Accrued interest	123	123
Customer deposit	116,051	68,635
Contingent liability	1,257,229	-
Current portion of operating lease liabilities	100,272	100,209
Total current liabilities	4,496,214	1,348,815

Non-current liabilities:
Non-current portion of operating lease liability	121,312	182,024
Total non-current liabilities	121,312	182,024
Total liabilities	$4,617,526	$1,530,839

Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 and 40,000,000 shares authorized; 28,115,909 and 27,231,401 shares issued and outstanding respectively	$281	$272
Additional paid-in capital	49,542,802	43,354,366
Accumulated other comprehensive loss	(54,901)	(1,720)
Accumulated deficit	(23,488,446)	(24,424,809)
Total shareholders’ equity of GMGI	25,999,736	18,928,109
Noncontrolling interests	2,883,757	-
Total equity	28,883,493	18,928,109
Total liabilities and shareholders’ equity	$33,501,019	$20,458,948

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenues	$8,273,169	$1,969,523	$16,915,028	$3,305,754
Revenues-related party	209,574	669,988	444,820	1,285,163
Total revenues	8,482,743	2,639,511	17,359,848	4,590,917
Cost of goods sold	(5,942,181)	(1,493,145)	(12,795,183)	(2,447,927)
Gross profit	2,540,562	1,146,366	4,564,665	2,142,990

Costs and expenses:
G&A expense	1,380,706	327,723	2,679,592	479,351
G&A expense- related party	183,600	562,344	339,200	1,299,942
Professional fees	216,522	93,607	361,969	142,362
Research and development expense	1,200	21,218	21,412	50,105
Total operating expenses	1,782,028	1,004,892	3,402,173	1,971,760
Income from operations	758,534	141,474	1,162,492	171,230

Other income (expense):
Interest expense	-	-	-	(955)
Interest earned	542	40	983	81
Foreign exchange gain (loss)	114,153	(13,528)	198,829	9,788
Total other income (expense)	114,695	(13,488)	199,812	8,914
Net income before tax	873,229	127,986	1,362,304	180,144
Provision for income taxes	171,780	-	247,184	-
Net income	701,449	127,986	1,115,120	180,144
Less: Net income attributable to noncontrolling interest	114,465	-	178,757	-
Net income attributable to GMGI	$586,984	$127,986	$936,363	$180,144

Weighted average ordinary shares outstanding:
Basic	28,089,041	22,939,379	27,915,672	22,214,964
Diluted	35,908,819	34,938,942	35,735,450	34,046,878
Net income per ordinary share attributable to GMGI:
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.00	$0.03	$0.01

Statement of Comprehensive Income:
Net income	$701,449	127,986	1,115,120	180,144
Foreign currency translation adjustments	(110,235)	1,073	(53,181)	778
Comprehensive income	591,214	129,059	1,061,939	180,922
Less: Net income attributable to noncontrolling interest	114,465	-	178,757	-
Comprehensive income attributable to GMGI	$476,749	$129,059	$883,182	$180,922

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Six Months Ended April 30, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Stock	Stock Payable-Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2021	1,000	-	27,231,401	272	43,354,366	-	-	(1,720)	(24,424,809)	18,928,109	-	18,928,109
Fair value of shares issued for services	-	-	808	-	6,000	-	-	-	-	6,000	-	6,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	289,795	-	-	-	-	289,795	-	289,795
Shares issued as consideration to acquire RKings	-	-	736,582	8	5,892,642	-	-	-	-	5,892,650	-	5,892,650
Cumulative Translation adjustment	-	-	-	-	-	-	-	(53,181)	-	(53,181)	-	(53,181)
Fair value of non-controlling interest in RKings	-	-	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the period	-	-	-	-	-	-	-	-	936,363	936,363	178,757	1,115,120
Balance at April 30, 2022	1,000	-	28,115,909	281	49,542,802	-	-	(54,901)	(23,488,446)	25,999,736	2,883,757	28,883,493

For the Three Months Ended April 30, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Stock	Stock Payable-Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Deficit	GMGI	interest	Equity
Balance at January 31, 2022	1,000	-	28,045,577	280	48,828,289	-	-	55,334	(24,075,430)	24,808,473	2,769,292	27,577,765
FV of option/warrants issued for services	-	-	-	-	151,864	-	-	-	-	151,864	-	151,864
Shares issued as consideration to acquire RKings	-	-	70,332	1	562,649	-	-	-	-	562,650	-	562,650
Cumulative Translation adjustment	-	-	-	-	-	-	-	(110,235)	-	(110,235)	-	(110,235)
Net profit for the period	-	-	-	-	-	-	-	-	586,984	586,984	114,465	701,449
Balance at April 30, 2022	1,000	-	28,115,909	281	49,542,802	-	-	(54,901)	(23,488,446)	25,999,736	2,883,757	28,883,493

For the Six Months Ended April 30, 2021

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Stock	Stock Payable-Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2020	1,000	-	20,743,430	207	30,979,575	-	-	(683)	(25,125,039)	5,854,060	-	5,854,060
Fair value of shares issued for services	-	-	6,832	-	30,840	6,000	-	-	-	36,840	-	36,840
Shares issued on exercise of options	-	-	200,000	2	12,008	-	-	-	-	12,010	-	12,010
Shares issued on cashless exercise of options	-	-	929,982	10	(10)	-	-	-	-	-	-	-
Shares issued for private placement	-	-	1,409,029	14	6,676,987	-	-	-	-	6,677,001	-	6,677,001
FV of option/warrants issued for services	-	-	-	-	1,212,879	-	-	-	-	1,212,879	-	1,212,879
Acquisition of GTG	-	-	-	-	(53,709)	-	-	-	-	(53,709)	-	(53,709)
Cumulative Translation adjustment	-	-	-	-	-	-	-	778	-	778	-	778
Imputed interest	-	-	-	-	956	-	-	-	-	956	-	956
Net profit for the period	-	-	-	-	-	-	-	-	180,144	180,144	-	180,144
Balance at April 30, 2021	1,000	-	23,289,273	233	38,859,526	6,000	-	95	(24,944,895)	13,920,959	-	13,920,959

For the Three Months Ended April 30, 2021

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Stock	Stock Payable-Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Deficit	GMGI	interest	Equity
Balance at January 31, 2021	1,000	-	22,741,665	227	38,320,729	7,420	7,420	(978)	(25,072,881)	13,261,937	-	13,261,937
Fair value of shares issued for services	-	-	6,832	-	30,840	(1,420)	(7,420)	-	-	22,000	-	22,000
Shares issued on exercise of options	-	-	66,666	1	4,009	-	-	-	-	4,010	-	4,010
Shares issued on cashless exercise of options	-	-	474,110	5	(5)	-	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	503,953	-	-	-	-	503,953	-	503,953
Cumulative Translation adjustment	-	-	-	-	-	-	-	1,073	-	1,073	-	1,073
Net profit for the period	-	-	-	-	-	-	-	-	127,986	127,986	-	127,986
Balance at April 30, 2021	1,000	-	23,289,273	233	38,859,526	6,000	-	95	24,944,895	13,920,959	-	13,920,959

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	April 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,115,120	$180,144
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock options issued for services	289,795	1,212,879
Fair value of shares issued for services	6,000	36,840
Unrealised foreign exchange gain on contingent liability	(109,271)	-
Imputed interest	-	956
Amortization expense	189,583	9,526
Depreciation of property, plant and equipment	6,285	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(478,290)	(1,310,436)
(Increase) decrease in accounts receivable – related party	663,716	(585,164)
(Increase) decrease in prepaid expense	(159,949)	8,859
(Increase) decrease in inventory, prize	(93,103)	-
(Increase) decrease in operating lease assets	48,863	-
(Decrease) increase in accounts payable and accrued liabilities	961,799	1,058,515
(Decrease) increase in accounts payable – related party	(19,486)	(88,824)
(Decrease) increase in contingent liability	-	(29,988)
(Decrease) increase in accrued income tax liability	247,184	-
(Decrease) increase in deferred revenues	(65,017)	-
(Decrease) in customer deposit	49,062	(201,171)
(Decrease) increase in operating lease liabilities	(46,495)	-
Net cash provided by operating activities	$2,605,796	$292,136

Cash flows from investing activities:
Cash paid for purchase of RKings	(3,341,453)	-
Cash paid for purchase of GTG – related party	-	(115,314)
Cash received from Investment in GTG – related party	-	192
Cash paid for purchase of fixed assets	(31,832)	(58,000)
Cash paid for purchase of intangible assets	(88,732)	-
Net cash provided by (used in) investing activities	$(3,462,017)	$(173,122)

Cash flows from financing activities:
Proceeds from sale of stock	-	6,677,001
Repayments on shareholder loans	-	(1,000)
Repayments on settlement payable - related party	-	(66,803)
Proceeds from option exercise	-	12,010
Net cash provided by financing activities	$-	$6,621,208

Effect of exchange rate changes on cash	(130,222)	271

Net increase (decrease) in cash and cash equivalents	(986,443)	6,740,493
Cash and cash equivalents at beginning of year	16,797,656	5,009,996
Cash and cash equivalents at end of the quarter	$15,811,213	$11,750,489

Supplemental cash flows disclosures
Interest paid	$-	$-
Tax paid	$-	$-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$1	$10
Accounts payable settled with accounts receivable – related party	$-	$504,651
Acquisition of GTG	$-	$115,314
Intangible asset written down	$58,000	$-

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. And Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiaries, collectively, “Golden Matrix”, “GMGI” “we”, “our”, “us”, or “Company”) is incorporated and registered in the State of Nevada, and operates (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK).

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

In the B2B segment, the Company has developed a proprietary Internet gaming enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gaming (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

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

On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company. GTG has an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate). The government of Alderney offers software service providers in the gaming industry with a gaming license that allows gaming operators to conduct business related to casino, lotto, and other gaming related activities. Alderney has long been recognized as one of the preferred locations for online gaming operators. Alderney is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment.

The Company is required to have a recognized business-to-business (B2B) gaming license in order to acquire certain gaming content. Currently the Company is not required to have a gaming license for the licensing of its GM-X System or the resale of third-party content to operators in the jurisdictions in which it currently conducts business, however as the Company expands its global distribution licensing regulatory requirements will be required.

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

Effective March 10, 2022, Luxor Capital LLC (“Luxor”), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration.

On March 11, 2022, the Company’s Board of Directors and Mr. Goodman, as the then sole shareholder of the Company’s Series B Preferred Stock (pursuant to a written consent to action without meeting of the sole Series B Preferred Stock shareholder), approved the adoption of, and filing of, an Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock (the terms of which are discussed in greater detail under “NOTE 12 – EQUITY”, below).

On March 17, 2022, the Company’s common stock was uplisted to the Nasdaq Capital Market.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended October 31, 2021 and notes thereto and other pertinent information contained in the Transition Report on Form 10-KT for the nine months ended October 31, 2021, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2022.

The results of operations for the six months ended April 30, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at April 30, 2022 and October 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of April 30, 2022 and October 31, 2021, the allowance for doubtful accounts was $0 and $168,557, respectively. During the six months ended April 30, 2022, $168,557 allowance for doubtful debts was written off and there was no bad debt expense recorded. The corresponding accounts receivable balance was also written off.

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. During the six months ended April 30, 2022, $83,616 in development costs, or related costs were incurred and capitalized.

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

Inventories, Prizes

RKings purchases prizes to award to winners of prize competitions; these prizes are the RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the first-in, first out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling. Inventory was $918,703 and $0 at April 30, 2022 and October 31, 2021, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. Property, plant and equipment were $49,400 and $0 at April 30, 2022 and October 31, 2021, respectively.

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
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $189,583 and $9,526 during the six months ended April 30, 2022 and 2021, respectively.

Revenue Recognition

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and, (ii) a royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings.

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

The following table sets forth the calculation of basic and diluted net earnings per share for the periods ended April 30, 2022 and 2021. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect in the marketplace on June 26, 2020:

	For the three months ended		For the six months ended
	April 30,		April 30,
	2022	2021	2022	2021

Basic earnings per common share
Numerator:
Net income available to common shareholders	$586,984	$127,986	$936,363	$180,144
Denominator:
Weighted average common shares outstanding	28,089,041	22,939,379	27,915,672	22,214,964

Basic earnings per common share	$0.02	$0.01	$0.03	$0.01

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$586,984	$127,986	$936,363	$180,144
Denominator:
Weighted average common shares outstanding	28,089,041	22,939,379	27,915,672	22,214,964
Preferred shares	1,000	1,000	1,000	1,000
Warrants/Options	7,818,778	11,998,563	7,818,778	11,830,914
Adjusted weighted average common shares outstanding	35,908,819	34,938,942	35,735,450	34,046,878

Diluted earnings per common share	$0.02	$0.00	$0.03	$0.01

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11 and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. During the six months ended April 30, 2022, an additional $250,392 was replenished by Citibank which resulted in a balance due from Citibank of $86,192. On May 12, 2022, an additional $18,694 was replenished by Citibank.

The Company has accounts receivable of $2,230,013 and $1,762,725 as of April 30, 2022 and October 31, 2021, respectively (net of allowance for bad debt of $0 and $168,557, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $643,180 and $1,306,896 as of April 30, 2022 and October 31, 2021, respectively.

NOTE 4 – PREPAID EXPENSES

The prepaid expenses mainly include prepayments to suppliers for the gaming content usage, IR service, rent, insurance, advance payment for the Mexican gaming permit application, and a one-year Gaming License fee. Currently we are waiting on a Federal Taxpayers Registry ID (“RFC”) from Mexican tax authorities in connection with a gaming permit to conduct certain operations in Mexico. The balances of prepaid assets are $269,128 and $114,426 as of April 30, 2022 and October 31, 2021, respectively. The components of prepaid expenses are as follows:

	As of April 30,	As of October 31,
	2022	2021
Prepayments to suppliers	$121,594	$104,336
Advance payment for the Mexican gaming permit application	100,000	-
Prepayment for the gaming license fee	42,967	10,090
Prepaid payroll expense	4,567	-
Total prepaid expenses	$269,128	$114,426

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

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $58,539 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, has a one-year maturity and earns 0.25% interest per year.

As of April 30, 2022 and October 31, 2021, the operating lease right-of-use asset is $217,310 and $280,183, respectively, and there was also a current operating lease liability of $100,272 and $100,209, respectively and a non-current operating lease liability of $121,312 and $182,024, respectively.

NOTE 6 – ACQUISITION

Related Party Asset Acquisition

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, CEO of the Company and also the sole director and owner of Global Technology Group Pty Ltd, a company incorporated in Australia (GTG). Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG. On March 22, 2021, the Company paid Mr. Goodman $115,314 (equivalent to 85,000 GBP), for the acquisition of GTG.

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

Third Party Business Acquisition

On November 29, 2021, the Company entered into the Purchase Agreement, to acquire an 80% ownership interest in RKings from Mark Weir and Paul Hardman, individuals (each a “Seller” and collectively the “Sellers”), the owners of 100% of the ordinary issued share capital of RKings.

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

Pursuant to the Purchase Agreement, the Sellers agreed to sell the Company 80% of the outstanding capital stock of RKings (the “Purchase” and the “RKings Stock”). In consideration for the RKings Stock, we agreed to pay the Sellers, pro rata with their ownership of RKings:

(1)	a cash payment of GBP £3,000,000 (USD $4,099,500);
(2)

666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000 (USD $5,330,000), or $8.00 per share of Company common stock (the “Company Share Value” and such aggregate shares of Company Common Stock, the “Closing Shares”); and

(3)

within seven days after the receipt of the audit of RKings (as required by Securities and Exchange Commission (“SEC”) rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement) as of October 31, 2021, divided by (ii) the Company Share Value (the “Post-Closing Shares”). On March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described above), in the amount of $562,650.

A total of GBP £1,000,000 (USD $1,366,500)(the “Holdback Amount”) is to be retained by the Company following closing and will be released to the Sellers, within six months after the closing date only to the extent that (A) RKings has achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents.

Additionally, in the event the (A) the Company determines, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022; and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company is required to pay the Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which is payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). Based on the performance of the six months ended April 30, 2022, the Company determined that it was highly unlikely that the Earn-Out EBITDA Threshold would be met; therefore, no contingent liability was recorded.

On December 6, 2021, the Company closed the Purchase, which had an effective date of November 1, 2021.

The Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021.

In accordance with Financial Accounting Standards Board Accounting Standards Codification section 805, “Business Combinations”, the Company has accounted for the Purchase Agreement transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of RKings’ shares, which was $11,358,650, and (2) the fair value of the 20% noncontrolling interest in RKings, which was estimated to be $2,705,000, over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

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

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. RKings contributed revenues of $10,613,383 and net income attributable to GMGI of $715,027 for the period from the date of acquisition through April 30, 2022.

The following table summarizes the unaudited pro-forma consolidated results of operations for the periods ended April 30, 2022 and 2021, as if the acquisition had occurred on November 1, 2020.

	Three Months Ended		Six Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Pro-forma total revenues	$8,482,743	$13,801,200	$17,359,848	$26,137,322
Pro-forma net income attributable to GMGI	$586,984	$832,077	$936,363	$1,112,652

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

In connection with the acquisition of RKingsCompetition, Ltd, the Company recognized the definite-lived intangible assets consisting of $2,000,000 of trademarks and $600,000 of non-compete agreements. The trademark for RKings is amortized over 10 years and the non-compete agreement is amortized over 5 years.

Amortization expenses related to intangible assets were $189,583 and $9,526 for the six months ended April 30, 2022 and 2021, respectively. Accumulated amortization was $229,250 and $38,737 as of April 30, 2022 and October 31, 2021, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	April 30, 2022	October 31, 2021
Definite-lived intangible assets
Aggregation Platform	$116,000	$174,000
Website Development Cost	97,959	-
Trademarks	2,000,000	-
Non-compete Agreements	600,000	-
Gross definite-lived intangible assets	2,813,959	174,000
Less: accumulated amortization
Aggregation Platform	(56,818)	(38,737)
Website Development Cost	(12,432)	-
Trademarks	(100,000)	-
Non-compete Agreements	(60,000)	-
Total accumulated amortization	(229,250)	(38,737)
Net definite-lived intangible assets	$2,584,709	$135,263

NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman. Accounts payable to related parties was $85,819 and $105,062 as of April 30, 2022 and October 31, 2021, respectively.

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $197,213 and $0 as of April 30, 2022 and October 31, 2021, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of April 30, 2022 and October 31, 2021, customer deposits relating to customers participating in the Progressive Jackpot Games amounted to $57,762 and $32,886, respectively.

The other source of deposits is the payment from customers in advance of any use of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of April 30, 2022 and October 31, 2021, a total of $58,289 and $35,749 of customer deposits are from this source.

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

On October 26, 2020, the Company entered into an Employment Agreement with Mr. Goodman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation of 9.5% of Mr. Goodman’s salary. Beginning July 1, 2021, the superannuation increased to 10% of the salary pursuant to Australian law. As of April 30, 2022 and October 31, 2021, total wages payable to Mr. Goodman was $0 and $0, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $4,800 and $14,205, respectively.

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

Effective March 10, 2022, Luxor Capital LLC (“Luxor”), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration.

Weiting ‘Cathy’ Feng

On January 3, 2018 and September 16, 2019, the Company granted options to purchase 1,400,000 and 700,000 shares of common stock, with an exercise price of $0.06 and $0.825 per share, respectively, to Weiting ‘Cathy’ Feng pursuant to the 2018 Equity Incentive Plan.

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation of 9.5% of Ms. Feng’s salary. Beginning July 1, 2021, the superannuation increased to 10% of the salary pursuant to Australian law. As of April 30, 2022 and October 31, 2021, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation (compulsory payments made into a fund by an employee toward a future pension) payable was $4,000 and $11,838, respectively.

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

During the six months ended April 30, 2022 and 2021, total consulting fees to Mr. McChesney were $18,000 and $12,000, respectively. As of April 30, 2022 and October 31, 2021, the amount payable to Mr. McChesney was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

Murray G. Smith

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors agreed to compensate Mr. Smith in the amount of $2,000 per month payable in arears and to grant Mr. Smith options to purchase 100,000 shares of common stock (at $2.67 per share, expiring August 1, 2025) in connection with his appointment.

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. Smith to $3,000 per month, commencing November 1, 2021.

During the six months ended April 30, 2022 and 2021, total consulting fees to Mr. Smith were $18,000 and $12,000, respectively. As of April 30, 2022 and October 31, 2021, the amount payable to Mr. Smith was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

Aaron Richard Johnston

On August 13, 2020, the Board of Directors agreed to appoint Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company subject to his acceptance. On August 23, 2020, the Company received Mr. Johnston’s acceptance letter. The effective date of appointment was August 23, 2020. The Board of Directors agreed to compensate Mr. Johnston in the amount of $2,000 per month payable in arears and to grant Mr. Johnston options to purchase 100,000 shares of common stock (at $2.67 per share, expiring August 1, 2025) in connection with his appointment.

On September 29, 2021, the Board of Directors agreed to increase the compensation of Mr. Johnston to $3,000 per month, commencing November 1, 2021.

During the six months ended April 30, 2022 and 2021, total consulting fees to Mr. Johnston were $18,000 and $12,000, respectively. As of April 30, 2022 and October 31, 2021, the amount payable to Mr. Johnston was $0 and $2,000. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

During the six months ended April 30, 2022 and 2021, total consulting fees paid to Mr. Brett Goodman were $15,000 and $18,000, respectively. As of April 30, 2022 and October 31, 2021, the amount payable to Mr. Brett Goodman was $0 and $0, respectively.

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

On June 30, 2021, the Back Office Services Agreement was cancelled. During the six months ended April 30, 2022 and 2021, general and administrative expense related to the Back Office Services Agreement was $0 and $66,000, respectively. As of April 30, 2022 and October 31, 2021, the amount payable to Articulate for Back Office Services was $77,019 and $77,019, respectively.

(b) License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the six months ended April 30, 2022 and 2021, revenues from Articulate were $444,820 and $1,285,163, respectively. As of April 30, 2022 and October 31, 2021, the amount receivable from Articulate was $643,180 and $1,306,896, respectively.

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

Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), to be granted options to purchase 50,000 shares of common stock (at $9.910 per share, expiring April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options.

During the six months ended April 30, 2022 and 2021, total consulting fees paid to Mr. Jimenez were $125,000 and $0, respectively. As of April 30, 2022 and October 31, 2021, the amount payable to Mr. Jimenez was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

Note 12 - Equity

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

On August 10, 2015, the Company’s Board of Directors authorized the creation of 1,000 shares of Series B Voting Preferred Stock. Pursuant to the August 2015 designation of the Series B Voting Stock, the holder of the shares of the Series B Voting Preferred Stock had the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval. The vote of each share of the Series B Voting Preferred Stock was equal to and counted as 4 times the votes of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval.

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

Effective March 10, 2022, Luxor, the then sole shareholder of the Series B Voting Preferred Stock of the Company, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration.

On March 11, 2022, the Company’s Board of Directors and Mr. Goodman, as the then sole shareholder of the Company’s Series B Preferred Stock (pursuant to a written consent to action without meeting of the sole Series B Preferred Stock shareholder), approved the adoption of, and filing of, an Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock (the “Amended and Restated Designation”).

The Amended and Restated Designation, which was filed with, and became effective with, the Secretary of State of Nevada on March 11, 2022, amended the Certificate of Designation of the Series B Preferred Stock, previously filed by the Corporation with the Secretary of State of Nevada on August 18, 2015, to, among other things:

(a) include the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time after May 20, 2022;

(b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series B Preferred Stock, nor any voting rights associated with such Series B Preferred Stock, of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding, or the first business day thereafter that the Company becomes aware of such;

(c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock);

(d) require the consent of the holders of at least a majority of the issued and outstanding shares of Series B Preferred Stock to (i) amend any provision of the Amended and Restated Designation, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock, (iii) adopt or authorize any new designation of any preferred stock or amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock, (iv) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Preferred Stock, (v) issue any additional shares of Series B Preferred Stock, or (vi) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock;

(e) provide that the shares of Series B Preferred Stock are not transferrable by Mr. Goodman; and

(f) clarify that the Series B Preferred stock is not entitled to any dividend rights, preemptive rights, redemption rights, or liquidation preference.

As of April 30, 2022 and October 31, 2021, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

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

(d) Private Placement, Warrant Exercise and Warrant Amendment

On January 20, 2021, the Company sold an aggregate of 1,000,000 units to one investor, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $5.00 per unit. The units were sold pursuant to the entry into a subscription agreement with the investor (the “Subscription Agreement”). The Subscription Agreement provided the investor customary piggyback registration rights (for both the shares and the shares of common stock underlying the Warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the investor is eligible to sell the applicable securities under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). The Warrants have an exercise price of $6.00 per share (and no cashless exercise rights) and are exercisable until the earlier of (a) January 14, 2023, and (b) the 30th day after the Company provides the holder of the Warrants notice that the closing sales price of the Company’s common stock has closed at or above $10.00 per share for a period of ten consecutive trading days. The Warrants include a beneficial ownership limitation, which limits the exercise of the Warrants held by the investor in the event that upon exercise such investor (and any related parties of such investor) would hold more than 4.999% of the Company’s outstanding shares of common stock (which percentage may be increased to 9.999% with at least 61 days prior written notice to the Company from the investor). If the Warrants which were granted in connection with the offering were exercised in full, a maximum of 1,000,000 shares of common stock would be issuable upon exercise thereof. The relative fair value of the shares was $3,590,129 and the relative fair value of the warrants was $1,409,853 based on the amount of cash the Company received from the investors in total of $4,999,982. The shares included in the Units purchased have been issued.

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

During the six months ended April 30, 2022, a former consultant’s widow, one consultant and one director exercised their options. As a result, 147,118 shares of common stock were issued upon the cashless exercise of the options. During the six months ended April 30, 2021, nine consultants exercised their options. As a result, 929,982 shares of common stock were issued upon the cashless exercise of the options and 200,000 shares of common stock were issued upon the cash exercise of the options, pursuant to which the $12,010 aggregate exercise price of the options was paid to the Company.

During the six months ended April 30, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system. During the six months ended April 30, 2021, 6,832 shares of restricted common stock, with a value of $30,840, were issued for services provided in connection with investor relations services, development of peer-to-peer betting application and maintenance and development of GM-Ag system.

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

As of April 30, 2022 and October 31, 2021, 250,000,000 and 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 28,115,909 and 27,231,401 shares were issued and outstanding, respectively.

(g) Share consideration issued to acquire RKings

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital to purchase 80% of the outstanding capital stock of RKings.

Pursuant to the Purchase Agreement, on November 29, 2021, the Company issued 666,250 restricted shares of the Company’s common stock to the sellers, with an agreed value of GBP £4,000,000 (USD $5,330,000), or $8.00 per share of Company common stock. On March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock to the sellers, equal to 80% of RKings’ net asset value as of October 31, 2021, in the amount of $562,650.

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

On March 15, 2018, the Company granted stock options to an external consultant. The consultant was granted options to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, with a vesting period of three years, vesting 33% on each anniversary for three years. The expiration date was June 30, 2021. The fair value of the option was $41,209 on the grant date based on the share price of $0.03 on the grant date, an exercise price of $0.06 per share, time to maturity of 3.5 years, and stock volatility of 263%. On June 29, 2021, the Company extended the expiration date of the options granted to the consultant until December 31, 2022, which covered options to purchase 466,667 shares of common stock previously granted to him at an exercise price of $0.06 per share. The Company recorded a total of $123 of cost of goods expense due to the exercise period being extended.

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

During the six months ended April 30, 2022, options to purchase 116,666 shares of common stock were exercised.

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

The following table summarizes the Company’s stock option plan activity since adoption:

Options granted to external consultants
Total number of options granted	4,753,334
Total number of options forfeited	(599,997)
Total number of options exercised	(2,803,339)
Outstanding options at April 30 2022	1,349,998

As of April 30, 2022, 1,073,331 options were vested within the outstanding options.

The cost of sales related to the options was $289,795 and $188,874 in total for the six months ended April 30, 2022 and 2021, respectively.

(b) Directors and Management:

On January 3, 2018, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 5,400,000 shares of common stock of the Company with an exercise price of $0.066 per share, vesting 33% each half year after the grant date. The fair value of the stock options was $265,821 on August 1, 2018, based on the share price of $0.066, exercise price of $0.066, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company extended the expiration date from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Mr. Goodman, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Mr. Goodman until December 31, 2022, which covered options to purchase 5,400,000 shares of common stock previously granted to Mr. Goodman at an exercise price of $0.066 per share. During the six months ended April 30, 2022 and 2021, no amortization expense was recorded due to the options. As of April 30, 2022, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On January 3, 2018, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 1,400,000 shares of common stock of the Company with an exercise price of $0.06 per share, vesting 33% each half year after the grant. The fair value of the stock options was $69,615 on August 1, 2018, based on the share price of $0.06, exercise price of $0.06, time to maturity of 1 year, and stock volatility of 273%. On September 16, 2019, the Company passed a Board Resolution to extend the expiration date of the options from December 30, 2019 to June 30, 2020. On January 20, 2020, the Company extended the expiration date by another 12 months, and the expiration date was extended to June 30, 2021. On June 29, 2021, the Company extended the exercise period of stock options granted to Ms. Feng, which options would have expired on June 30, 2021. The Company extended the expiration date of the options granted to Ms. Feng until December 31, 2022, which covered options to purchase 1,400,000 shares of common stock previously granted to Ms. Feng at an exercise price of $0.06 per share. During the six months ended April 30, 2022 and 2021, no amortization expense was recorded due to the options. As of April 30, 2022, the options were fully vested without being exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its Chief Executive Officer, Anthony Brian Goodman, to purchase 2,700,000 shares of common stock of the Company with an exercise price of $0.9075 per share, vesting 33% each half year after the grant. The fair value of the stock options was $1,221,862 on September 19, 2019, based on the share price of $0.825, exercise price of $0.9075, time to maturity of 2 years, and stock volatility of 110%. During the six months ended April 30, 2022 and 2021, the amortization expense was $0 and $297,117, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. On September 18, 2021, Mr. Goodman exercised options to purchase 2,700,000 shares of common stock in a cashless exercise pursuant to which 355,109 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($2,450,250) and 2,344,891 shares were issued. As of April 30, 2022, the options were fully vested and exercised, and there was no remaining unamortized balance.

On September 19, 2019, the Company granted stock options to its then Chief Financial Officer, Weiting ‘Cathy’ Feng, to purchase 700,000 shares of common stock of the Company with an exercise price of $0.825 per share, vesting 33% each half year after the grant. The fair value of the stock options was $328,855 on September 19, 2019, based on the share price of $0.825, exercise price of $0.825, time to maturity of 2 years, and stock volatility of 110%. During the six months ended April 30, 2022 and 2021, the amortization expense was $0 and $80,204, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense -related party. On September 18, 2021, Ms. Feng exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($577,500) and 616,304 shares were issued. As of April 30, 2022, the options were fully vested and exercised, and there was no remaining unamortized balance.

On April 27, 2020, the Company granted stock options to its Director, Thomas McChesney, to purchase 100,000 shares of common stock of the Company with an exercise price of $0.795 and a vesting period of nine months. The options vested in three instalments as follows: 50% on July 27, 2020, 25% on October 27, 2020, and 25% on January 27, 2021. The fair value of the stock options was $79,966 on April 27, 2020, based on the share price of $1.26, exercise price of $0.795, time to maturity of 3.5 years, and stock volatility of 77%. During the six months ended April 30, 2022 and 2021, the amortization expense was $0 and $12,880, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($31,800) and 35,023 shares were issued. As of April 30, 2022, all of the options were vested with 40,000 options being exercised, and there was no remaining unamortized balance.

On August 1, 2020, the Company granted stock options to its Director, Murray Smith, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three instalments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $252,350 on August 1, 2020, based on the share price of $3.48, exercise price of $2.67, time to maturity of 3.5 years, and stock volatility of 107%. During the six months ended April 30, 2022 and 2021, the amortization expense was $0 and $182,813, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of April 30, 2022, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On August 20, 2020, the Company granted stock options to its Director, Aaron Johnston, to purchase 100,000 shares of common stock of the Company with an exercise price of $2.67 per share and a vesting period of nine months. The options vested in three instalments as follows: 50% on November 1, 2020, 25% on February 1, 2020, and 25% on May 1, 2021. The fair value of the stock options was $433,096 on August 20, 2020, based on the share price of $5.54, exercise price of $2.67, time to maturity of 3.44 years, and stock volatility of 106%. During the six months ended April 30, 2022 and 2021, the amortization expense was $0 and $323,704, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of April 30, 2022, all of the options were vested without being exercised, and there was no remaining unamortized balance.

On April 22, 2021, the Company granted stock options to its Chief Financial Officer / Chief Compliance Officer, Omar Jimenez, to purchase 50,000 shares of common stock of the Company with an exercise price of $9.91 per share and a vesting period of six months. The options vest in two instalments as follows: 50% on April 22, 2021, and 50% on the six-month anniversary of the grant date. The fair value of the stock options was $243,911 on April 22, 2021 based on the share price of $9.91, exercise price of $9.91, time to maturity of 1.5 years, and stock volatility of 108%. During the six months ended April 30, 2022 and 2021, the amortization expense was $0 and $127,287, respectively, which was recorded as stock-based compensation included in General and administrative (G&A) expense-related party. As of April 30, 2022, 50,000 options were vested without being exercised, and the remaining unamortized balance was $0.

The stock-based compensation related to options was $0 and $1,024,005, in total for the six months ended April 30, 2022 and 2021, respectively.

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

All operating segments have been aggregated due to their inter-dependencies, commonality of long-term economic characteristics, products and services, the production processes, class of customer, and distribution processes.

For geographical revenue reporting, revenues are attributed to the geographic location in which the distributors are located. Long-lived assets consist of property, plant and equipment, net, intangible assets, operating lease right-of-use assets, and goodwill, and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the six months ended
Description	April 30, 2022		April 30, 2021		April 30, 2022		April 30, 2021
Revenues:
Asia Pacific	$3,365,635	40%	$2,639,511	100%	$6,746,465	39%	$4,590,917	100%
UK	5,117,108	60%	-	-	10,613,383	61%	-	-
Total	$8,482,743	100%	$2,639,511	100%	$17,359,848	100%	$4,590,917	100%

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the six months ended
Description	April 30, 2022		April 30, 2021		April 30, 2022		April 30, 2021
Revenues:
B2B	$3,365,635	40%	$2,639,511	100%	$6,746,465	39%	$4,590,917	100%
B2C	5,117,108	60%	-	-	10,613,383	61%	-	-
Total	$8,482,743	100%	$2,639,511	100%	$17,359,848	100%	$4,590,917	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the six months ended
Description	April 30, 2022		April 30, 2021		April 30, 2022		April 30, 2021
Revenues:
B2B	$3,365,635	40%	$2,639,511	100%	$6,746,465	39%	$4,590,917	100%
B2C	5,117,108	60%	-	-	10,613,383	61%	-	-
Total	$8,482,743	100%	$2,639,511	100%	$17,359,848	100%	$4,590,917	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the six months ended
Description	April 30, 2022		April 30, 2021		April 30, 2022		April 30, 2021
COGS:
Asia Pacific	$2,457,426	41%	$1,493,145	100%	$5,003,450	39%	$2,447,927	100%
UK	3,484,755	59%	-	-	7,791,733	61%	-	-
Total	$5,942,181	100%	$1,493,145	100%	$12,795,183	100%	$2,447,927	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	April 30, 2022	October 31, 2021
Long-lived assets:
Asia Pacific	$276,492	$415,446
UK	13,293,751	-
Total	$13,570,243	$415,446

Note 14 - Income Taxes

For the six months ended April 30, 2022, the Company had income tax expense in the amount of $247,184 attributable to its operations of RKings in the United Kingdom.

The Company, through RKings, conducts a significant amount of its businesses in the United Kingdom and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Although the operations in its segments outside of the United Kingdom generate net income, the Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the non-United Kingdom operations.

The Company, through RKings, is subject to a statutory tax rate of approximately 19% of net income generated in the United Kingdom.

As a result of the acquisition of RKings, the Company assumed the income tax liability of RKings as of November 1, 2021 of $602,628.

Balance November 1, 2021	$602,628
Currency Adjustment	(133,252)
Adjusted Balance	$469,376
Income Tax November 1, 2021 through April 30, 2022	247,184
Income Tax Liability	$716,560

As of April 30, 2022 and October 31, 2021, the Company had the income tax payable amount of $716,560 and $0.

Note 15 – Subsequent Events

Effective on May 5, 2022, Anthony Brian Goodman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, and Luxor Capital LLC, which entity is beneficially owned and controlled by Mr. Goodman (collectively, the “Majority Stockholders”), which collectively beneficially owned an aggregate of 18,000,579 total voting shares, representing 50.5% of the Company’s voting stock as of such date, including (a) 10,500,579 shares of common stock, representing 37.3% of the Company’s outstanding shares of common stock, and (b) 1,000 shares of the Company’s Series B Voting Preferred Stock, representing 100% of the Company’s issued and outstanding Series B Voting Preferred Stock, which Series B Voting Preferred Stock shares each vote 7,500 voting shares on stockholder matters (7,500,000 shares in aggregate), totaling an aggregate of 18,000,579 total voting shares, or 50.5% of the Company’s total voting shares, executed a written consent in lieu of the 2022 annual meeting of stockholders of the Company (the “Majority Stockholder Consent”), approving the following matters, which had previously been approved by the Board of Directors of the Company (the “Board”) on May 5, 2022 (collectively, the “Corporate Actions”):

•

The adoption of a Certificate of Amendment to our Articles of Incorporation establishing a three class, classified Board of Directors, consisting of up to thirteen individuals (the “Classified Board Amendment”);

•

the adoption of a Certificate of Amendment to our Articles of Incorporation to require a supermajority vote to amend certain provisions of our articles, including those relating to the structure of our Board of Directors (the “Supermajority Vote Amendment”);

•	the re-appointment of five members to our Board of Directors, to serve until the next annual meeting of stockholders and thereafter until their successors are elected and qualified;

•	the adoption of the Golden Matrix Group, Inc. 2022 Equity Incentive Plan (the “2022 Plan”);

•	the appointment of M&K CPAS, PLLC as our independent registered public accounting firm for the fiscal year ending October 31, 2022;

•	the approval, on an advisory basis, of the holding of future frequency votes on executive compensation every three years; and (the “Frequency Vote”); and

•	the approval, on an advisory basis, of the 2021 compensation of our named executive officers (the “Say-on-Pay” vote).

In accordance with Rule 14c-2 of the Securities Exchange Act of 1934, as amended, the Corporate Actions (including, but not limited to the 2022 Plan) will become effective no earlier than forty (40) days after the date notice of the internet availability of the Information Statement materials disclosing the adoption of the Corporate Actions is first sent to stockholders, which we currently expect to be on or approximately June 28, 2022.

The 2022 Plan will provide an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the board of directors of the Company in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is the sum of (i) 5,000,000 shares, and (ii) an annual increase on May 1st of each calendar year, beginning in 2023 and ending in 2032, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the Company (the “Share Limit”). Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 total awards and 10,000,000 incentive stock options may be granted pursuant to the terms of the 2022 Plan.

We anticipate the amendments described above becoming effective upon the filing of a combined Certificate of Amendment to our Articles of Incorporation affecting such amendments with the Secretary of State of Nevada, in the discretion of the officers of the Company, which will not occur prior to June 28, 2022.

On May 12, 2022, an additional $18,694 was replenished by Citibank from the ACH transfer errors (see “NOTE 2 – ACCOUNTS RECEIVABLE, NET”) which resulted in a balance due from Citibank of $67,498.

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

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended April 30, 2022 and 2021.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Transition Report on Form 10-KT for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022 are those that depend most heavily on these judgments and estimates. As of April 30, 2022, there had been no material changes to any of the critical accounting policies contained therein. NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-KT for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities are recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

OVERVIEW

We operate (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK), through our 80% interest in RKings.

We have historically operated in the B2B segment where we develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region. With the acquisition of 80% of RKingsCompetitions Ltd. effective on November 1, 2021, we entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK.

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

As of April 30, 2022, our systems had over 6.5 million registered players and a total of more than 635 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our customers are primarily located in Northern Ireland and we have expanded our marketing efforts to encompass the U.K. as our customer reach. As of April 30, 2022, RKings has 182,951 registered users.

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

The COVID-19 pandemic has not had a material impact on our business, and we expect our business to be resilient through the pandemic. We have continued operations, supported our online products and customers, and grown our sales, while our employees and consultants work remotely. Notwithstanding the aforementioned, we previously experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic, which have since been resolved.

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

•	Expanding our global reach by securing new gaming Distributors, casino and sportsbook operator customers in existing and newly regulated markets.

•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.

•	Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. We plan to launch our E-sport portfolio in the third quarter of 2022.

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

As part of our business strategy, we intend to make acquisitions of new or complementary businesses, products, brands, or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required financing or regulatory approvals, and therefore we may be unable to complete such acquisitions or strategic investments on favorable terms. We may pursue acquisitions that our investors may not agree with, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, if we fail to successfully close transactions, integrate new technology or operational teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed.

Cash requirements

The Company generates net profits and has done so since 2017. The Company is self-sustaining, and its cash needs are met through current operations; as of April 30, 2022, the cash balance is $15.8 million. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, provided that the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. On March 17, 2022, the Nasdaq Capital Market approved the uplisting of the Company’s common stock, which we believe will provide additional opportunities to raise funds to expand operations and identify possible acquisitions. No material deficiencies are present. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Unused sources of liquid assets, as of April 30, 2022, include cash of $15.8 million, receivables of $2.9 million and inventory of $0.9 million, with offsetting liabilities of $4.6 million.

Capital resources.

The Company does not have material cash requirements other than a possible payment (if metrics are met) of approximately $1.26 million (GBP 1 million) as part of the hold-back on the acquisition of RKings that was completed effective November 1, 2021. With a cash balance of $15.8 million and operations that are self-sustaining, the obligation may be met, if the metrics are met, without burdening the Company. In addition, the Company, as part of the acquisition of RKings, provided the sellers of RKings’ shares, the right to earn additional consideration of approximately $5.03 million (GBP 4 million) if certain metrics are met during the year ended October 31, 2022, which is payable at the option of the Company in either cash or shares of the Company’s common stock. The Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions. Unused sources of liquid assets, as of April 30, 2022, include cash of $15.8 million, receivables of $2.9 million, and inventory of $0.9 million, with offsetting liabilities of $4.6 million and, if particular metrics are met (which appear highly unlikely), the possible acquisition contingencies of $1.26 million and $5.03 million are expected to be met with current liquid assets.

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

Acquisition of RKingsCompetitions Ltd

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

The Sale and Purchase Agreement provides the Sellers the rights to earn additional earn-out consideration, equal in value to GBP £4,000,000, subject to the terms of the Sale and Purchase Agreement payable at the option of the Company in either (a) cash; or (b) shares of Company common stock (such shares, if issued, the “Earn-Out Shares”). Based on the performance of the six months ended April 30, 2022, the Company determined that it was highly unlikely that the Earn-Out EBITDA Threshold would be met; therefore, no contingent liability was recorded.

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

Increase of the Company’s authorized shares of Common Stock to 250,000,000 shares

On November 23, 2021, Luxor Capital LLC (the “Majority Stockholder”), which entity is beneficially owned and controlled by Anthony Brian Goodman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which beneficially owned an aggregate of 109,121,634,483 total voting shares, representing approximately 99.982% of the Company’s voting stock as of such date, including (a) 7,470,483 shares of common stock, representing 27.4% of the Company’s outstanding shares of common stock, and (b) 1,000 shares of the Company’s Series B Voting Preferred Voting Stock, representing 100% of the Company’s issued and outstanding Series B Voting Preferred Voting Stock, which Series B Voting Preferred Voting Stock shares each voted four times the number of shares of the Company’s common stock outstanding (27,278,541 shares), executed a written consent in lieu of a special meeting of stockholders (the “Majority Stockholder Consent”), approving the following matter, which had previously been approved by the Board of Directors of the Company (the “Board”) on November 22, 2021: the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock (the “Amendment”). The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

Transfer of the ownership of Series B Preferred Stock

Effective March 10, 2022, Luxor Capital LLC (“Luxor”), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration. Each such Series B Preferred Stock share had the right to vote four times the vote of all of the shares of the Company’s (i) common stock, and (ii) other voting preferred stock issued and outstanding on the date of each and every vote or consent of the shareholders of the Company regarding each and every matter submitted to the shareholders of the Company for approval. As such, the Series B Preferred Stock in effect voted 99.975% of the total vote on all shareholder matters.

Such transfer did not result in a formal change of control of the Company, since Mr. Goodman controlled Luxor and therefore beneficially owned the shares of Series B Preferred Stock both before and after the transfer; however, it resulted in a change in record ownership of the Series B Preferred Stock.

Amend and Restate Certificate of Designation of Golden Matrix Group, Inc

On March 11, 2022, the Company’s Board of Directors and Mr. Goodman, as the then sole shareholder of the Company’s Series B Preferred Stock (pursuant to a written consent to action without meeting of the sole Series B Preferred Stock shareholder), approved the adoption of, and filing of, an Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock (the “Amended and Restated Designation”).

The Amended and Restated Designation, which was filed with, and became effective with, the Secretary of State of Nevada on March 11, 2022, amended the Certificate of Designation of the Series B Preferred Stock, previously filed by the Corporation with the Secretary of State of Nevada on August 18, 2015, to, among other things:

(a) include the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time after May 20, 2022;

(b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series B Preferred Stock, nor any voting rights associated with such Series B Preferred Stock, of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding, or the first business day thereafter that the Company becomes aware of such;

(c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock);

(d) require the consent of the holders of at least a majority of the issued and outstanding shares of Series B Preferred Stock to (i) amend any provision of the Amended and Restated Designation, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock, (iii) adopt or authorize any new designation of any preferred stock or amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock, (iv) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Preferred Stock, (v) issue any additional shares of Series B Preferred Stock, or (vi) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock;

(e) provide that the shares of Series B Preferred Stock are not transferrable by Mr. Goodman; and

(f) clarify that the Series B Preferred stock is not entitled to any dividend rights, preemptive rights, redemption rights, or liquidation preference.

RESULTS OF OPERATIONS

Three months ended April 30, 2022, compared to the three months ended April 30, 2021.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended April 30, 2022, the Company generated $212,378 of revenues from its unique IP and technology systems, including $209,574 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the three months ended April 30, 2021, the Company generated $761,174 of revenues from its IP and technology systems, including $669,988 which was from Articulate.

The decrease of $548,796 in IP gaming revenues in the three-month period ended April 30, 2022, compared to the three-month period ended April 30, 2021, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content, reduction in reliance on related party, and the Company’s aim to expand the product into additional global jurisdictions. The decrease in revenue is attributed to the loss of a large operator by one of the Company’s non-related party distributors and also reduced revenues generated by Articulate, which is attributable to a highly competitive environment. The Company has taken steps to mitigate the effect of the aforementioned decrease by expanding its global presence and broadening its product offering which has already resulted in an increases in alternate revenue streams.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the three months ended April 30, 2022 and 2021 were $3,153,257 and $1,878,337, respectively.

The increase of $1,274,920 in revenues in the three-month period ended April 30, 2022 relating to third party gaming content, compared to the three-month period ended April 30, 2021, is attributable to an increased number of customers and registered players with our customers.

3) Since the acquisition of 80% of RKings effective November 1, 2021, the Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended April 30, 2022, $5,117,108 of total revenues were derived from prize competitions ticket sales. The Company did not have revenues from the sales of prize competitions tickets during the three-month period ended April 30, 2021, as it only acquired 80% of RKings effective on November 1, 2021.

Total revenues for the three months ended April 30, 2022 and 2021 are $8,482,743 and $2,639,511, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended April 30, 2022 and 2021, cost of goods sold due to the amortization of options was $151,864 and $77,856, respectively. The increase in the cost of goods sold was due to new options granted last year in March and September 2021. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses over time.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended April 30, 2022 and 2021, cost of goods sold due to the usage of gaming content was $2,305,562 and $1,415,289, respectively. The increase of $890,273 in cost of goods sold from the resale of gaming content in the three-month period ended April 30, 2022, compared with the three months ended April 30, 2021, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) Beginning November 1, 2021, in connection with the acquisition of an 80% interest in RKings, the Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of prize competitions throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended April 30, 2022, $3,484,755 of cost of goods related to prizes that were awarded in the prize competitions. The Company did not have cost of goods related to prize competitions during the three-month period ended April 30, 2021.

Total costs of goods sold for the three months ended April 30, 2022 and 2021 were $5,942,181 and $1,493,145, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $2,540,562 for the three months ended April 30, 2022, compared to gross profit of $1,146,366 for the three months ended April 30, 2021, an increase of $1,394,196 from the prior period, mainly due to $1,632,353 of gross profit contributed from the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. A decrease of gross profit of $238,157 in the B2B segment was mainly due to the decrease in revenues from the usage of IP and technology systems as discussed above.

Gross profit margin was 30% for the three months ended April 30, 2022, compared to 43% for the three months ended April 30, 2021, mainly due to the increase in revenues in the resale of gaming content and higher revenues in the B2C segment (i.e., prize competitions), which have a lower gross profit margin compared with revenues from the usage of IP and technology systems. The gross profit margin on revenues from the resale of gaming content was approximately 27% for the three months ended April 30, 2022. The Company believes that this resale revenue stream is highly scalable and there is a significant opportunity to scale this resale revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The gross profit margin on the B2C segment was approximately 32% for the three months ended April 30, 2022.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and seeks to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the three months ended April 30, 2022 and 2021, general and administrative expenses were $1,380,706 and $327,723, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses and depreciation and amortization expense.

The increase of general and administrative expenses was mainly due to $884,027 of general and administrative expenses from our B2C segment starting November 1, 2021, with our acquisition of 80% of RKings, which mainly include the payroll costs and bank charges for the transaction fees. The depreciation and amortization expense also increased due to the newly acquired intangible assets of trademarks and non-compete agreement associated with RKings. More details of the intangible assets are covered in “NOTE 7 – INTANGIBLE ASSETS” in the notes to the financial statements included under “Item 1. Financial Statements.” The general and administrative expenses from our B2B segment also increased due to the increased costs of marketing fees, lease expenses, and payroll costs.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated as of June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. During the three months ended April 30, 2022 and 2021, general and administrative expenses from related parties were $183,600 and $562,344, respectively. The components of general and administrative expenses from related parties are as follows:

	Three months ended April 30,
	2022	2021
Amortization expenses of Directors’ and Officers’ stock options	$-	$426,097
Back-office expenses	-	33,000
Consulting & salary expenses	183,600	103,247
Total	$183,600	$562,344

During the three-month period ended April 30, 2022 and 2021, the amortization expenses decreased due to the stock options becoming fully amortized during the last fiscal year; therefore, there was no amortization expense during this quarter; the back-office expenses decreased due to the cancellation of Back Office Services Agreement with Articulate; the consulting & salary expenses increased mainly due to the increased compensation to the Company’s officers, and hiring of new officers.

Research and development expense

During the three months ended April 30, 2022 and 2021, the research and development expense was $1,200 and $21,218, respectively. The $1,200 research and development expense during the three months ended April 30, 2022 was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. The $21,218 research and development cost during the three months ended April 30, 2021 was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system and the Company’s Seamless Aggregation Platform (“Aggregation Platform”) acquired on March 1, 2021, from Gamefish Global Pty Ltd.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. During the three months ended April 30, 2022 and 2021, professional fees were $216,522 and $93,607, respectively. The increase in professional fees of $122,915 was mainly due to the increasing of SEC filings and recent corporate actions relating to the Company’s NASDAQ uplisting application, which was approved effective on March 17, 2022.

Interest expense

During the three months ended April 30, 2022 and 2021, interest expense was $0 and $0, respectively.

Interest income

The interest income was attributable to the interest from the bank savings. During the three months ended April 30, 2022 and 2021, interest income was $542 and $40, respectively.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended April 30, 2022, foreign exchange gain was $114,153, compared with foreign exchange loss of $13,528 for the three months ended April 30, 2021. The increase of foreign exchange gain was due to unrealized foreign exchange gain from the one million GBP contingent liability.

Provision for income taxes

The provision for income taxes was $171,780 for the three months ended April 30, 2022, compared to $0 for the three months ended April 30, 2021. The increase was attributable to the tax expenses incurred in the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. There is no provision for income taxes in the B2B segment during the three months ended April 30, 2022 and 2021 as a result of operating losses carried forward in the B2B segment.

Net income attributable to noncontrolling interest

For the three months ended April 30, 2022, we recorded net income of $114,465 and for the three months ended April 30, 2021, we recorded net income of $0, attributable to the noncontrolling interest. The net income attributable to noncontrolling interest was due to the acquisition of 80% interest in RKingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the Company

The Company had net income attributable to the Company of $586,984 and $127,986 for the three months ended April 30, 2022 and 2021, respectively. The increase in net income attributable to the Company of $458,998 was primarily due to an increase in revenues from the B2C operations of $5,117,108 and from the B2B operations of $726,124 (of which $1,186,538 of the increase was attributable to revenues from third-party distributors, offset by a $460,414 decrease attributable to related party revenues, each as discussed above); which increase in revenues were offset by (i) an increase of cost of goods sold of $4,449,036 and (ii) an increase of operating expenses of $777,136, as discussed in greater detail above.

Six months ended April 30, 2022, compared to the six months ended April 30, 2021.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the six months ended April 30, 2022, the Company generated $450,505 of revenues from its unique IP and technology systems, including $444,820 from Articulate, a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the six months ended April 30, 2021, the Company generated $1,530,174 of revenues from its IP and technology systems, including $1,285,163 which was from Articulate.

The decrease of $1,079,669 in revenues from revenues from IP and technology systems in the six-month period ended April 30, 2022, compared to the six-month period ended April 30, 2021, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content, reduction in reliance on related party, and the Company’s aim to expand the product into additional global jurisdictions. The decrease in revenue is attributed to the loss of a large operator by one of the Company’s non-related party distributors and also reduced revenues generated by Articulate, which is attributable to a highly competitive environment. The Company has taken steps to mitigate the effect of the aforementioned decrease by expanding its global presence and broadening its product offering which has already resulted in an increase in alternate revenue streams.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the six months ended April 30, 2022 and 2021 were $6,295,960 and $3,060,743, respectively.

The increase of $3,235,217 in revenues in the six-month period ended April 30, 2022, compared to the six-month period ended April 30, 2021, is attributable to an increased number of customers and registered players with our customers.

3) Since the acquisition of 80% of RKings effective November 1, 2021, the Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the six months ended April 30, 2022, $10,613,383 of total revenues were derived from prize competitions ticket sales. The Company did not have revenues from the sales of prize competitions tickets during the six-month period ended April 30, 2021, as it only acquired 80% of RKings effective on November 1, 2021.

Total revenues for the six months ended April 30, 2022 and 2021 are $17,359,848 and $4,590,917, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the six months ended April 30, 2022 and 2021, cost of goods sold due to the amortization of options was $289,795 and $188,874, respectively. The increase in the cost of goods sold was due to new options granted last year in March and September of 2021. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses over time.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the six months ended April 30, 2022 and 2021, cost of goods sold due to the usage of gaming content was $4,713,655 and $2,259,053, respectively. The increase of $2,454,602 in cost of goods sold from the resale of gaming content in the six-month period ended April 30, 2022, compared with the six months ended April 30, 2021, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) Beginning November 1, 2021, in connection with the acquisition of an 80% interest in RKings, the Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of prize competitions throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the six months ended April 30, 2022, $7,791,733 of cost of goods related to prizes that were awarded in the prize competitions. The Company did not have cost of goods related to prize competitions during the six-month period ended April 30, 2021.

Total costs of goods sold for the six months ended April 30, 2022 and 2021 were $12,795,183 and $2,447,927, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $4,564,665 for the six months ended April 30, 2022, compared to gross profit of $2,142,990 for the six months ended April 30, 2021, an increase of $2,421,675 from the prior period, mainly due to $2,821,650 of gross profits contributed from the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. A decrease of gross profit of $399,975 in the B2B segment was mainly due to the decrease in revenues from the usage of IP and technology systems as discussed above.

Gross profit margin was 26% for the six months ended April 30, 2022, compared to 47% for the six months ended April 30, 2021, mainly due to the increase in revenues in the resale of gaming content and high revenues in the B2C segment which have lower gross profit margin compared with revenues from the usage of IP and technology systems. The gross profit margin on revenues from the resale of gaming content was approximately 25% for the six months ended April 30, 2022. The Company believes that the resale revenue stream is highly scalable and there is a significant opportunity to scale this resale revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The gross profit margin on the B2C segment was approximately 27% for the six months ended April 30, 2022.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and seeks to generate increased gross profit and gross profit margin due to the economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the six months ended April 30, 2022 and 2021, general and administrative expenses were $2,679,592 and $479,351, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses and depreciation and amortization expense.

The increase of general and administrative expenses was mainly due to the $1,671,701 general and administrative expenses from our B2C segment starting November 1, 2021, with our acquisition of 80% of RKings, which mainly include the payroll costs and bank charges for the transaction fees. The depreciation and amortization expense also increased due to the newly acquired intangible assets of trademarks and non-compete agreement associated with RKings. More details of the intangible assets are covered in “NOTE 7 – INTANGIBLE ASSETS” in the notes to the financial statements included under “Item 1. Financial Statements.” The general and administrative expenses from our B2B segment also increased due to the increased costs of marketing fees, lease expenses, and payroll costs.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated as of June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. During the six months ended April 30, 2022 and 2021, general and administrative expenses from related parties were $339,200 and $1,299,942, respectively. The components of general and administrative expenses from related parties are as follows:

	Six months ended April 30,
	2022	2021
Amortization expenses of Directors’ and Officers’ stock options	$-	$1,024,005
Back-office expenses	-	66,000
Consulting & salary expenses	339,200	209,937
Total	$339,200	$1,299,942

During the six-month period ended April 30, 2022 and 2021, the amortization expenses decreased due to the stock options becoming fully amortized during the last fiscal year; therefore, there was no amortization expense during this quarter; the back-office expenses decreased due to the cancellation of Back Office Services Agreement with Articulate; and the consulting and salary expenses increased mainly due to the increased compensation to the Company’s officers, and hiring of new officers.

Research and development expense

During the six months ended April 30, 2022 and 2021, the research and development expense was $21,412 and $50,105, respectively. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system and Seamless Aggregation Platform acquired on March 1, 2021, from Gamefish Global Pty Ltd.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. During the six months ended April 30, 2022 and 2021, professional fees were $361,969 and $142,362, respectively. The increase in professional fees of $219,607 was mainly due to the increasing of SEC filings and recent corporate actions relating to the Company’s acquisition of RKings, the Company’s NASDAQ uplisting application, which was approved effective on March 17, 2022, and other corporate matters.

Interest expense

During the six months ended April 30, 2022 and 2021, interest expense was $0 and $955, respectively. The interest expense during the six months ended April 30, 2021 was mainly attributable to the settlement payable to Luxor, a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman. The settlement payable was fully paid as of January 31, 2021; therefore, no interest was incurred during the six months ended April 30, 2022.

Interest income

The interest income was attributable to the interest from the bank savings. During the six months ended April 30, 2022 and 2021, interest income was $983 and $81, respectively.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the six months ended April 30, 2022 and 2021, foreign exchange gain was $198,829 and $9,788, respectively. The increase of foreign exchange gain was due to the settlement of three million GBP consideration payable to acquire RKings and unrealized foreign exchange gain from the one million GBP contingent liability.

Provision for income taxes

The provision for income taxes was $247,184 for the six months ended April 30, 2022, compared to $0 for the six months ended April 30, 2021. The increase was attributable to the tax expenses incurred in the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. There is no provision for income taxes in the B2B segment during the six months ended April 30, 2022 and 2021 as a result of operating losses carried forward in the B2B segment.

Net income attributable to noncontrolling interest

For the six months ended April 30, 2022, we recorded net income of $178,757 and for the six months ended April 30, 2021, we recorded net income of $0, attributable to the noncontrolling interest. The net income attributable to noncontrolling interest was due to the acquisition of an 80% interest in RKingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the Company

The Company had net income attributable to the Company of $936,363 and $180,144 for the six months ended April 30, 2022 and 2021, respectively. The increase in net income attributable to the Company of $756,219 was primarily due to an increase in revenues from the B2C operations of $10,613,383 and from the B2B operations of $2,155,548 (of which $2,995,891 of the increase was attributable to revenues from third-party distributors, offset by an $840,343 decrease attributable to related party revenues, each as discussed above); which increase in revenues were offset by (i) an increase of cost of goods sold of $10,347,256 and (ii) an increase of operating expenses of $1,430,413, as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	As of April 30,	As of October 31,
	2022	2021
Cash and cash equivalents	$15,811,213	$16,797,656
Working capital	15,434,562	18,694,687
Shareholders’ equity of GMGI	25,999,736	18,928,109

The Company had $15,811,213 of cash on hand at April 30, 2022 and total assets of $33,501,019 ($19,930,776 of which were current assets) and total working capital of $15,434,562 as of April 30, 2022. Included in total assets of April 30, 2022 was $10,718,824 of goodwill associated with the Company’s 80% interest in RKingsCompetition Ltd. and $2,440,000 in intangible assets related to trademarks and non-compete agreements, which were not included in the prior period.

The Company had total liabilities of $4,617,526 (of which $4,496,214 were current liabilities) as of April 30, 2022, which mainly included $85,819 of accounts payable to related parties, $2,018,139 of accounts payable and accrued liabilities, $716,560 of accrued income tax liability related to RKings’ operations, $1,257,229 of contingent liability related to the RKings acquisition (due if certain metrics relating to RKings’ operations are met), and $221,584 of operating lease liabilities related to the office lease. See “NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Recent Issued Accounting Pronouncements” to the financial statements included herein. The decrease in cash of $986,443 between April 30, 2022 and October 31, 2021, was mainly due to $3,341,453 of cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd in December 2021, offset by cash generated by operations.

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

See “NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY”, for a description of related party accounts receivable; “NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS”, for a description of the Company’s intangible assets; “NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES”, for a description of related party accounts payable; and “NOTE 11 – RELATED PARTY TRANSACTIONS”, for a description of related party transactions, each included herein in the notes to the financial statements included under “Item 1. Financial Statements.”

	Six Months Ended April 30,
	2022	2021
Cash provided by operating activities	$2,605,796	$292,136
Cash provided by (used in) investing activities	(3,462,017)	(173,122)
Cash provided by financing activities	-	6,621,208

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the six months ended April 30, 2022, include stock-based compensation, and amortization expenses on intangible assets.

The Company generated cash from operating activities of $2,605,796 during the six months ended April 30, 2022, due primarily to $1,115,120 of net income, non-cash expenses relating to stock-based compensation of $295,795 (including options issued for services of $289,795, and stock issued for services of $6,000), depreciation and amortization of $195,868, $663,716 of decrease in accounts receivable from related party, and $961,799 of increase in accounts payable and accrued liabilities. Cash provided by operating activities was $292,136 for the six months ended April 30, 2021, which was mainly due to $180,144 of net income, non-cash expenses relating to stock-based compensation of $1,249,719 (including options issued for services of $1,212,879 and stock issued for services of $36,840), $1,058,515 of increase in accounts payable and accrued liabilities, offset by a $1,310,436 increase in accounts receivable.

During the six months ended April 30, 2022, cash used in investing activities was $3,462,017 which was primarily due to the cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd of $3,341,453. During the six months ended April 31, 2021, cash used in investing activities was $173,122 which was mainly due to the investment in GTG.

During the six months ended April 30, 2022, there was no cash provided by financing activities. During the six months ended April 30, 2021, cash provided by financing activities was $6,621,208, which was due primarily to the sales of equity securities through private placements and warrant exercise.

The Company had a net decrease in cash of $986,443 for the six months ended April 30, 2022, which is mostly attributable to the cash used in investing activities of $3,462,017, offset by the net cash provided by operating activities of $2,605,796, as discussed above.

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

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2022. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. During the three months ended April 30, 2022 and as of April 30, 2022, the Company has hired personnel and contractors with sufficient accounting and GAAP knowledge to ensure separation of duties and supervision of accounting and financial activity. Procedures and practices have been implemented that ensure timely and accurate reporting of financial data for the quarter ended April 30, 2022, covered by this Quarterly Report on Form 10-Q. On March 3, 2022, the Audit Committee approved and adopted a comprehensive Financial Procedural Manual. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2021, we first became aware of certain Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to the Company’s accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act of 1978 (EFTA) and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. During the six months ended April 30, 2022, an additional $250,392 was replenished by Citibank which resulted in a balance due from Citibank of $86,192. On May 12, 2022, an additional $18,694 was replenished by Citibank. While these unauthorized transfers were for the most part remedied quickly, and we believe that our liability and exposure to such transfers is minimal as a result of the EFTA, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

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

The COVID-19 pandemic has not had a material impact on our business, and we expect our business to be resilient through the pandemic. We have continued operations, supported our online products and customers, and grown our sales, while our employees and consultants work remotely. Notwithstanding the aforementioned, we previously experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic, which have since been resolved.

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

Economic downturns and adverse political and market conditions beyond the Company’s control could adversely negatively affect its business, financial condition and results of operations.

The Company’s financial performance is subject to global, Asia Pacific and UK economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions have had, and may continue to have, far reaching adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the global, Asia Pacific and UK economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may reduce users’ disposable income. Any one of these changes could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended April 30, 2022, and from the period from February 1, 2022 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended April 30, 2022.

On March 7, 2022, the Company issued 70,332 shares of restricted common stock with an agreed value of $562,650, or $8.00 per share, to the owners of RKings (discussed above) as part of the consideration to purchase 80% of the outstanding capital stock of RKings.

The issuance described above was exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was (a) an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) was a non U.S. person. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Recent issuances of unregistered securities subsequent to our fiscal quarter ended April 30, 2022.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.6	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
10.1	Golden Matrix Group, Inc. 2022 Equity Incentive Plan		8-K	10.1	5/11/2022	001-41326
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

GOLDEN MATRIX GROUP, INC.

Dated: June 3, 2022	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: June 3, 2022	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

