Form 10-Q
period 2022-07-31
Golden Matrix Group, Inc.
filed 2022-09-07
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-41326

Golden Matrix Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Ste D131 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 318-7548

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	GMGI	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

As of September 7, 2022, there were 28,182,575 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

•	the impact of the COVID-19 pandemic, and other pandemics and epidemics, on the Company;
•	the ability of the Company to manage growth;
•	our limited operating history;
• •	disruptions caused by acquisitions; the reliance on suppliers of third-party gaming content and the cost of such content;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships as well as conflicts of interest related thereto;
•

the potential effect of economic downturns and market conditions, including recessions, on the Company’s operations and prospects as a result of increased inflation, increasing interest rates, global conflicts and other events;

•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	dilution caused by efforts to obtain additional financing;
•	the effect of future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	risks relating to inventory management;
•	foreign exchange and currency risks;

•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;

•	the limited market for our securities and the volatility in the trading prices thereof caused thereby;
•	claims relating to alleged violations of intellectual property rights of others and our ability to maintain our intellection property rights;
•	the dependence on current management;
•	the dependence on limited customers with respect to the Company’s “use of intellectual property” revenue streams;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•	dilution caused by the sale of common stock or convertible securities, or the conversion of outstanding convertible securities;
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	other risks disclosed below, and incorporated by reference in, “Risk Factors”, below.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	July 31, 2022	October 31, 2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$15,869,660	$16,797,656
Accounts receivable, net	1,929,653	1,762,725
Accounts receivable – related parties	659,515	1,306,896
Prepaid expenses	202,779	114,426
Short-term deposit	57,385	61,799
Inventory, prizes	1,191,102	-
Total current assets	$19,910,094	$20,043,502

Non-current assets:
Property, plant and equipment	81,783	-
Intangible assets	2,486,005	135,263
Operating lease right-of-use assets	188,914	280,183
Goodwill	10,718,824	-
Total non-current assets	13,475,526	415,446
Total assets	$33,385,620	$20,458,948

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,622,694	$1,074,786
Accounts payable-related party	100,541	105,062
Accrued income tax liability	243,989	-
Deferred revenues	212,636	-
Deferred tax liability	4,657	-
Accrued interest	123	123
Customer deposit	100,925	68,635
Contingent liability	1,218,027	-
Current portion of operating lease liabilities	101,007	100,209
Total current liabilities	3,604,599	1,348,815

Non-current liabilities:
Non-current portion of operating lease liability	92,487	182,024
Total non-current liabilities	92,487	182,024
Total liabilities	$3,697,086	$1,530,839

Shareholders’ equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 and 40,000,000 shares authorized; 28,182,575 and 27,231,401 shares issued and outstanding respectively	$282	$272
Additional paid-in capital	49,722,074	43,354,366
Accumulated other comprehensive loss	(108,782)	(1,720)
Accumulated deficit	(22,860,114)	(24,424,809)
Total shareholders’ equity of GMGI	26,753,460	18,928,109
Noncontrolling interests	2,935,074	-
Total equity	29,688,534	18,928,109
Total liabilities and shareholders’ equity	$33,385,620	$20,458,948

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021

Revenues	$8,885,206	$2,694,611	$25,800,234	$6,000,365
Revenues-related party	216,335	556,743	661,155	1,841,906
Total revenues	9,101,541	3,251,354	26,461,389	7,842,271
Cost of goods sold	(6,620,517)	(2,043,593)	(19,415,700)	(4,491,520)
Gross profit	2,481,024	1,207,761	7,045,689	3,350,751

Costs and expenses:
G&A expense	1,453,776	340,903	4,133,368	820,254
G&A expense- related party	195,710	224,266	534,910	1,524,208
Professional fees	101,656	63,770	463,625	206,132
Research and development expense	570	68,046	21,982	118,151
Total operating expenses	1,751,712	696,985	5,153,885	2,668,745
Income from operations	729,312	510,776	1,891,804	682,006

Other income (expense):
Interest expense	-	-	-	(955)
Interest earned	793	46	1,776	127
Foreign exchange gain (loss)	28,495	(26,209)	227,324	(16,421)
Total other income (expense)	29,288	(26,163)	229,100	(17,249)
Net income before tax	758,600	484,613	2,120,904	664,757
Provision for income taxes	78,951	-	326,135	-
Net income	679,649	484,613	1,794,769	664,757
Less: Net income attributable to noncontrolling interest	51,317	-	230,074	-
Net income attributable to GMGI	$628,332	$484,613	$1,564,695	$664,757

Weighted average ordinary shares outstanding:
Basic	28,149,967	23,404,205	27,994,628	22,615,734
Diluted	36,558,151	34,741,973	35,876,734	33,844,975
Net income per ordinary share attributable to GMGI:
Basic	$0.02	$0.02	$0.06	$0.03
Diluted	$0.02	$0.01	$0.04	$0.02

Statement of Comprehensive Income:
Net income	$679,649	$484,613	$1,794,769	$664,757
Foreign currency translation adjustments	(53,881)	(2,997)	(107,062)	(2,219)
Comprehensive income	625,768	481,616	1,687,707	662,538
Less: Net income attributable to noncontrolling interest	51,317	-	230,074	-
Comprehensive income attributable to GMGI	$574,451	$481,616	$1,457,633	$662,538

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended July 31, 2022

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$-	$(1,720)	$(24,424,809)	$18,928,109	$-	$18,928,109
Fair value of shares issued for services	-	-	808	-	6,000	-	-	-	6,000	-	6,000
Shares issued on exercise of options	-	-	66,666	1	31,999	-	-	-	32,000	-	32,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	437,068	-	-	-	437,068	-	437,068
Shares issued as consideration to acquire RKings	-	-	736,582	8	5,892,642	-	-	-	5,892,650	-	5,892,650
Cumulative Translation adjustment	-	-	-	-	-	-	(107,062)	-	(107,062)	-	(107,062)
Fair value of non-controlling interest in RKings	-	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the period	-	-	-	-	-	-	-	1,564,695	1,564,695	230,074	1,794,769
Balance at July 31, 2022	1,000	$-	28,182,575	$282	$49,722,074	$-	$(108,782)	$(22,860,114)	$26,753,460	$2,935,074	$29,688,534

For the Three Months Ended July 31, 2022

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at April 30, 2022	1,000	$-	28,115,909	$281	$49,542,802	$-	$(54,901)	$(23,488,446)	$25,999,736	$2,883,757	$28,883,493
Shares issued on exercise of options	-	-	66,666	1	31,999	-	-	-	32,000	-	32,000
FV of option/warrants issued for services	-	-	-	-	147,273	-	-	-	147,273	-	147,273
Cumulative Translation adjustment	-	-	-	-	-	-	(53,881)	-	(53,881)	-	(53,881)
Net profit for the period	-	-	-	-	-	-	-	628,332	628,332	51,317	679,649
Balance at July 31, 2022	1,000	$-	28,182,575	$282	$49,722,074	$-	$(108,782)	$(22,860,114)	$26,753,460	$2,935,074	$29,688,534

See accompanying notes to consolidated financial statements.

For the Nine Months Ended July 31, 2021

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at October 31, 2020	1,000	$-	20,743,430	$207	$30,979,575	$-	$(683)	$(25,125,039)	$5,854,060	$-	$5,854,060
Fair value of shares issued for services	-	-	8,608	-	48,840	6,000	-	-	54,840	-	54,840
Shares issued on exercise of options	-	-	200,000	2	12,008	-	-	-	12,010	-	12,010
Shares issued on cashless exercise of options	-	-	1,238,827	13	(13)	-	-	-	-	-	-
Shares issued for private placement	-	-	1,579,029	16	7,696,985	-	-	-	7,697,001	-	7,697,001
FV of option/warrants issued for services	-	-	-	-	1,366,288	-	-	-	1,366,288	-	1,366,288
Acquisition of GTG	-	-	-	-	(53,709)	-	-	-	(53,709)	-	(53,709)
Cumulative Translation adjustment	-	-	-	-	-	-	(2,219)	-	(2,219)	-	(2,219)
Imputed interest	-	-	-	-	956	-	-	-	956	-	956
Net profit for the period	-	-	-	-	-	-	-	664,757	664,757	-	664,757
Balance at July 31, 2021	1,000	$-	23,769,894	$238	$40,050,930	$6,000	$(2,902)	$(24,460,282)	$15,593,984	$-	$15,593,984

For the Three Months Ended July 31, 2021

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at April 30, 2021	1,000	$-	23,289,273	$233	$38,859,526	$6,000	$95	$(24,944,895)	$13,920,959	$-	$13,920,959
Fair value of shares issued for services	-	-	1,776	-	18,000	-	-	-	18,000	-	18,000
Shares issued on cashless exercise of options	-	-	308,845	3	(3)	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	153,409	-	-	-	153,409	-	153,409
Shares issued for private placement	-	-	170,000	2	1,019,998	-	-	-	1,020,000	-	1,020,000
Cumulative Translation adjustment	-	-	-	-	-	-	(2,997)	-	(2,997)	-	(2,997)
Net profit for the period	-	-	-	-	-	-	-	484,613	484,613	-	484,613
Balance at July 31, 2021	1,000	$-	23,769,894	$238	$40,050,930	$6,000	$(2,902)	$(24,460,282)	$15,593,984	$-	$15,593,984

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiary

Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended
	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,794,769	$664,757
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock options issued for services	437,068	1,366,288
Fair value of shares issued for services	6,000	54,840
Unrealized foreign exchange gain on contingent liability	(148,473)	-
Imputed interest	-	956
Amortization expense	285,815	24,131
Depreciation of property, plant and equipment	13,841	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(182,592)	(637,710)
(Increase) decrease in accounts receivable – related party	647,381	(866,907)
(Increase) decrease in prepaid expense	(94,554)	(1,056)
(Increase) decrease in short-term deposit	-	(62,787)
(Increase) decrease in inventory, prize	(411,704)	-
(Increase) decrease in operating lease assets	72,868	16,610
(Decrease) increase in accounts payable and accrued liabilities	560,168	1,333,681
(Decrease) increase in accounts payable – related party	(4,818)	(197,131)
(Decrease) increase in contingent liability	-	(29,988)
(Decrease) increase in accrued income tax liability	(239,281)	-
(Decrease) increase in deferred revenues	(40,225)	-
(Decrease) in customer deposit	34,201	(195,131)
(Decrease) increase in operating lease liabilities	(70,132)	(15,777)
Net cash provided by operating activities	$2,660,332	$1,454,776

Cash flows from investing activities:
Cash paid for purchase of RKings	(3,341,453)	-
Cash paid for purchase of GTG – related party	-	(115,314)
Cash received from Investment in GTG – related party	-	192
Cash paid for leasehold improvement	(35,520)	-
Cash paid for purchase of fixed assets	(35,738)	(116,000)
Cash paid for purchase of intangible assets	(86,339)	-
Net cash used in investing activities	$(3,499,050)	$(231,122)

Cash flows from financing activities:
Proceeds from sale of stock	-	7,697,001
Repayments on shareholder loans	-	(1,000)
Repayments on settlement payable - related party	-	(66,803)
Proceeds from option exercise	32,000	12,010
Net cash provided by financing activities	$32,000	$7,641,208

Effect of exchange rate changes on cash	(121,278)	4,759

Net increase (decrease) in cash and cash equivalents	(927,996)	8,869,621
Cash and cash equivalents at beginning of year	16,797,656	5,009,996
Cash and cash equivalents at end of the quarter	$15,869,660	$13,879,617

Supplemental cash flows disclosures
Interest paid	$-	$-
Tax paid	$565,417	$-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$1	$13
Accounts payable settled with accounts receivable – related party	$-	$504,651
Acquisition of GTG	$-	$115,314
Intangible asset written down	$58,000	$-

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiaries, collectively, “Golden Matrix”, “GMGI” “we”, “our”, “us”, or “Company”) is incorporated and registered in the State of Nevada, and operates as (i) an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK).

The Company has historically operated in the business-to-business (“B2B”) segment where it develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. With the acquisition of RKingsCompetitions Ltd. effective on November 1, 2021, the Company entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK which are not gambling or a lottery; we do not offer B2C online sports betting and/or online casino services. The prize competitions require entrants to demonstrate sufficient skill, knowledge or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law.

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

2022 Equity Incentive Plan

On May 5, 2022, the Company’s Board of Directors and majority stockholders approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the board of directors of the Company in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is the sum of (i) 5,000,000 shares, and (ii) an annual increase on May 1st of each calendar year, beginning in 2023 and ending in 2032, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the Company (the “Share Limit”). Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 total awards and 10,000,000 incentive stock options may be granted pursuant to the terms of the 2022 Plan. The 2022 Plan became effective on June 29, 2022.

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

The results of operations for the nine months ended July 31, 2022, are not necessarily indicative of the results to be expected for the full fiscal year ending October 31, 2022.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Global Technology Group Pty Ltd. and its 80% ownership interest in RKingsCompetitions Ltd. All intercompany transactions and balances have been eliminated.

Business Combination - Common Control Asset Acquisition of Global Technology Group Pty Ltd

A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. As disclosed in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES — Organization and Operations”, on January 19, 2021, the Company acquired 100% ownership of GTG, then wholly-owned by Mr. Anthony Brian Goodman. Mr. Goodman is also a controlling party of the Company via his stock holding in Luxor Capital, LLC, which has a controlling vote of greater than 50% of the Company. As such, the acquisition of GTG was a common control acquisition.

The accounting and reporting for a transaction between entities under common control is addressed in the “Transactions Between Entities Under Common Control” subsections of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805-50. ASC 805-50 requires that the receiving entity recognize the net assets received at their historical carrying amounts.

Business Combination - Acquisition of 80% of RKingsCompetitions Ltd

The Company accounts for business combinations using the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations”. Identifiable assets acquired, and liabilities assumed, in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. Any adjustments to the purchase price allocation are made during the measurement period, not exceeding one year from the acquisition date, in accordance with ASC 805. The Company recognizes any non-controlling interest in the acquired subsidiary at fair value. The excess of the purchase price and the fair value of non-controlling interest in the acquired subsidiary over the fair value of the identifiable net assets of the subsidiary is recognized as goodwill. Identifiable assets with finite lives are amortized over their useful lives. Acquisition related costs are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include contingent liability, stock-based compensation, warrant valuation, accrued expenses and collectability of accounts receivable. The Company evaluates its estimates on an on-going basis and bases its estimates on historical experience and on various other assumptions the Company believes to be reasonable. Due to inherent uncertainties, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at July 31, 2022 and October 31, 2021.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2022 and October 31, 2021, the allowance for doubtful accounts was $0 and $168,557, respectively. During the nine months ended July 31, 2022, a $168,557 allowance for doubtful debts was written off and there was no bad debt expense recorded. The corresponding accounts receivable balance was also written off.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. During the nine months ended July 31, 2022, $79,247 in development costs, or related costs were incurred and capitalized.

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

Inventories, Prizes

RKings purchases prizes to award to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the first-in, first out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling. Inventory was $1,191,102 and $0 at July 31, 2022 and October 31, 2021, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment were $81,783 and $0 at July 31, 2022 and October 31, 2021, respectively.

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
2.	Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and
3.	Significant negative industry or economic trends

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $285,815 and $24,131 during the nine months ended July 31, 2022 and 2021, respectively.

Revenue Recognition

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and (ii) a royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings.

B2B segment, revenue descriptions:

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

B2C segment, revenue descriptions:

The Company generates revenues through RKings from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry, as well as travel and entertainment experiences.

Pursuant to FASB Topic 606, Revenue Recognition, our company recognizes revenues by applying the following steps:

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

Earnings Per Common Share

Basic net earnings per share of common stock is computed by dividing net earnings available to common shareholders by the weighted-average number of common stock shares (Common Shares) outstanding during the period. Diluted net earnings per Common Share are determined using the weighted-average number of Common Shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following table sets forth the calculation of basic and diluted net earnings per share for the periods ended July 31, 2022 and 2021. All shares and per share amounts have been adjusted for the 1-for-150 reverse stock split which took effect in the marketplace on June 26, 2020:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2022	2021	2022	2021

Basic earnings per common share
Numerator:
Net income available to common shareholders	$628,332	$484,613	$1,564,695	$664,757
Denominator:
Weighted average common shares outstanding	28,149,967	23,404,205	27,994,628	22,615,734

Basic earnings per common share	$0.02	$0.02	$0.06	$0.03

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$628,332	$484,613	$1,564,695	$664,757
Denominator:
Weighted average common shares outstanding	28,149,967	23,404,205	27,994,628	22,615,734
Preferred shares	793,478	1,000	267,399	1,000
Warrants/Options	7,614,707	11,336,768	7,614,707	11,228,241
Adjusted weighted average common shares outstanding	36,558,152	34,741,973	35,876,734	33,844,975

Diluted earnings per common share	$0.02	$0.01	$0.04	$0.02

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

Fair Value of Financial Instruments

The Company has adopted the provisions of ASC Topic 820, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements. ASC 820 does not require any new fair value measurements, but it does provide guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs).

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

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization on March 11, 2020 and the virus has continued to spread through 2022, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread of the virus, has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. We did not experience a decrease in demand for our products and services as a result of COVID-19, nor did we experience a material adverse effect on our results of operations. However, economic recessions as a result of COVID-19, may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business from economic recessions caused by coronavirus pandemic could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) decreases in the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (v) increasing contraction in the capital markets. Our operations have not been materially negatively impacted by the coronavirus pandemic to date and much of the Company’s work was performed in the commuter environment, as opposed to the office setting. Our employees and consultants returned to our offices in June 2022.

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11 and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. During the nine months ended July 31, 2022, an additional $269,086 was replenished by Citibank which resulted in a balance due from Citibank of $67,498.

The Company has accounts receivable of $1,929,653 and $1,762,725 as of July 31, 2022 and October 31, 2021, respectively (net of allowance for bad debt of $0 and $168,557, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $659,515 and $1,306,896 as of July 31, 2022 and October 31, 2021, respectively.

NOTE 4 – PREPAID EXPENSES

The prepaid expenses mainly include prepayments to suppliers for the gaming content usage, IR service, rent, insurance, advance payment for the Mexican gaming permit application, and a one-year Gaming License fee. The gaming permit application has been approved but cannot be utilized until such time as the Company closes its pending acquisition of Golden Matrix MX, a newly formed shell company incorporated in Mexico, for nominal consideration, which entity has no assets or operations, and has been formed for the sole purpose of operating an online casino in Mexico. The balances of prepaid expenses are $202,779 and $114,426 as of July 31, 2022 and October 31, 2021, respectively. The components of prepaid expenses are as follows:

	As of July 31,	As of October 31,
	2022	2021
Prepayments to suppliers	$71,508	$104,336
Advance payment for the Mexican gaming permit application	100,000	-
Prepayment for the gaming license fee	25,832	10,090
Prepaid payroll expense	5,439	-
Total prepaid expenses	$202,779	$114,426

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

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $57,385 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%.

As of July 31, 2022 and October 31, 2021, the operating lease right-of-use asset is $188,914 and $280,183, respectively, and there was also a current operating lease liability of $101,007 and $100,209, respectively and a non-current operating lease liability of $92,487 and $182,024, respectively.

NOTE 6 – ACQUISITION

Related Party Asset Acquisition

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, CEO of the Company and also the sole director and owner of GTG, which entity was acquired on January 19, 2021, as disclosed in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES — Organization and Operations”. Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG. On March 22, 2021, the Company paid Mr. Goodman $115,314 (equivalent to 85,000 GBP), for the acquisition of GTG.

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

A total of GBP £1,000,000 (USD $1,366,500)(the “Holdback Amount”) was retained by the Company following closing and was to be released to the Sellers, within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents. As of July 31, 2022, the Holdback Amount had not been released as the Holdback Amount was being contested as of such date in connection with a default which was alleged by the Company under the Purchase Agreement. Subsequent to July 31, 2022, the Company entered into a settlement agreement with one of the Sellers to release half of the Holdback Amount, as discussed in greater detail below under “NOTE 15 – SUBSEQUENT EVENTS”.

Additionally, in the event the (A) the Company determines, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022; and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company is required to pay the Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which is payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). Based on the performance of the nine months ended July 31, 2022, the Company determined that it was highly unlikely that the Earn-Out EBITDA Threshold would be met; therefore, no contingent liability was recorded.

On December 6, 2021, the Company closed the Purchase, which had an effective date of November 1, 2021.

The Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021.

In accordance with FASB ASC Section 805, “Business Combinations”, the Company has accounted for the Purchase Agreement transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of RKings’ shares, which was $11,358,650, and (2) the fair value of the 20% noncontrolling interest in RKings, which was estimated to be $2,705,000, over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

The Company accounts for business combinations in accordance with FASB ASC 805, “Business Combinations”. The preliminary fair value of purchase consideration for the acquisition has been allocated to the assets acquired and liabilities assumed based on a preliminary valuation of their respective fair values and may change when the final valuation of the assets acquired and liabilities assumed is determined.

As described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES”, the assets and liabilities of RKings have been recorded at their fair value at the acquisition date, and are included in the Company’s consolidated financial statements.

The calculation of the purchase price and the assets acquired and liabilities assumed in the Purchase Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of contingent cash consideration of GBP £1,000,000 to be paid in six months based on Exchange Rate on November 1, 2020	1,366,500
Fair value of 666,250 restricted shares at $8 per share	5,330,000
Fair value of contingent shares consideration	562,650
Purchase price	$11,358,650
Fair value of non-controlling interest	2,705,000
Equity value	$14,063,650
Add: Current liabilities	960,753
Total equity and liabilities	$15,024,403

Allocation to assets
Cash and cash equivalents	$758,047
Inventory, prizes	906,018
Property, Plant & Equipment, net	27,613
Total tangible assets	1,691,678

Intangible assets
Website development costs, net	$13,901
Trade Names and Trademarks	2,000,000
Non‐Compete Agreements	600,000
Total intangible assets	2,613,901

Goodwill	10,718,824
Total assets allocated	$15,024,403

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. RKings contributed revenues of $15,458,552 and net income attributable to GMGI of $920,294 for the period from the date of acquisition through July 31, 2022.

The following table summarizes the unaudited pro-forma consolidated results of operations for the periods ended July 31, 2022 and 2021, as if the acquisition had occurred on November 1, 2020.

	Three Months Ended		Nine Months Ended
	July 31, 2022	July 31, 2021	July 31, 2022	July 31, 2021
Pro-forma total revenues	$9,101,541	$10,201,863	$26,461,389	$36,339,185
Pro-forma net income attributable to GMGI	$628,332	$1,080,034	$1,564,695	$2,192,686

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

NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

On March 1, 2021, the Company entered into an Asset Purchase Agreement with Gamefish Global Pty Ltd, a company incorporated in Australia (“Gamefish”), pursuant to which the Company acquired an instance of certain intellectual property that consists of a fully functional Seamless Aggregation Platform (“Aggregation Platform”). As consideration for the acquisition, the Company agreed to pay Gamefish $174,000, payable pursuant to a schedule set forth in the agreement, and certain milestones being met with respect to the stability, functionality and operation of the Aggregation Platform. The Company also agreed to pay a minimum of three months of monthly fees to Gamefish in the amount of $13,050 per month, for ongoing support for the intellectual property. As part of the Asset Purchase Agreement, the Company entered into consulting agreements with two principals of Gamefish. On November 23, 2021, the Company terminated the consultants and the ongoing development work contemplated by the Asset Purchase Agreement with Gamefish, effective on November 30, 2021. The outstanding payable to Gamefish of $58,000 was written off and the intangible asset was written down by the same amount.

The website development costs to upgrade and enhance the functionality of RKings’ website were capitalized which amount to $79,247 as of July 31, 2022.

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

Amortization expenses related to intangible assets were $285,815 and $24,131 for the nine months ended July 31, 2022 and 2021, respectively. Accumulated amortization was $324,880 and $38,737 as of July 31, 2022 and October 31, 2021, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	July 31, 2022	October 31, 2021
Definite-lived intangible assets
Aggregation Platform	$116,000	$174,000
Website Development Cost	94,885	-
Trademarks	2,000,000	-
Non-compete Agreements	600,000	-
Gross definite-lived intangible assets	2,810,885	174,000
Less: accumulated amortization
Aggregation Platform	(64,932)	(38,737)
Website Development Cost	(19,948)	-
Trademarks	(150,000)	-
Non-compete Agreements	(90,000)	-
Total accumulated amortization	(324,880)	(38,737)
Net definite-lived intangible assets	$2,486,005	$135,263

NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife, Marla Goodman. Accounts payable to related parties was $100,541 and $105,062 as of July 31, 2022 and October 31, 2021, respectively.

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $212,636 and $0 as of July 31, 2022 and October 31, 2021, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of July 31, 2022 and October 31, 2021, customer deposits relating to customers participating in the Progressive Jackpot Games amounted to $57,058 and $32,886, respectively.

The other source of deposits is the payment from customers in advance of any use of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of July 31, 2022 and October 31, 2021, a total of $43,867 and $35,749 of customer deposits are from this source.

NOTE 11 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the exchange value which was the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman

On October 26, 2020, the Company entered into an Employment Agreement with Mr. Goodman, the Company’s Chief Executive Officer and Chairman. Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $144,000, plus a superannuation (compulsory payments required pursuant to Australian law made into a fund by an employee toward a future pension) of 9.5% of Mr. Goodman’s salary. Beginning July 1, 2022, the superannuation increased to 10.5% of the salary pursuant to Australian law. As of July 31, 2022 and October 31, 2021, total wages payable to Mr. Goodman were $7,612 and $0, respectively, and the superannuation payable was $4,860 and $14,205, respectively.

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

Effective March 10, 2022, Luxor Capital LLC (Luxor), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration.

Weiting ‘Cathy’ Feng

On October 26, 2020, the Company entered into an Employment Agreement with Weiting ‘Cathy’ Feng, the Company’s Chief Operating Officer and Director. Pursuant to the agreement, Ms. Feng is to receive an annual salary of $120,000, plus a superannuation (compulsory payments required pursuant to Australian law, made into a fund by an employee toward a future pension) of 9.5% of Ms. Feng’s salary. Beginning July 1, 2022, the superannuation increased to 10.5% of the salary pursuant to Australian law. As of July 31, 2022 and October 31, 2021, total wage payable to Ms. Feng was $7,000 and $0, respectively, and the superannuation payable was $4,050 and $11,838, respectively.

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022.

On September 18, 2021, Weiting Feng, exercised options to purchase 700,000 shares of common stock in a cashless exercise pursuant to which 83,696 shares were surrendered to the Company to pay for the aggregated exercise price of the options ($577,500) and 616,304 shares were issued. More details of the options are covered in “NOTE 12 – EQUITY”.

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

On May 25, 2022, the Compensation Committee agreed to increase the monthly retainer payable to non-executive independent Board members from $3,000 to $5,000 per month effective immediately.

During the nine months ended July 31, 2022 and 2021, total consulting fees payable to Mr. McChesney were $31,000 and $12,000, respectively. As of July 31, 2022 and October 31, 2021, the amount payable to Mr. McChesney was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

On May 25, 2022, the Compensation Committee agreed to increase the monthly retainer payable to non-executive independent Board members from $3,000 to $5,000 per month, effective immediately.

During the nine months ended July 31, 2022 and 2021, total consulting fees payable to Mr. Smith were $31,000 and $12,000, respectively. As of July 31, 2022 and October 31, 2021, the amount payable to Mr. Smith was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

On May 25, 2022, the Compensation Committee agreed to increase the monthly retainer payable to non-executive independent Board members from $3,000 to $5,000 per month, effective immediately.

During the nine months ended July 31, 2022 and 2021, total consulting fees payable to Mr. Johnston were $31,000 and $12,000, respectively. As of July 31, 2022 and October 31, 2021, the amount payable to Mr. Johnston was $0 and $2,000. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

During the nine months ended July 31, 2022 and 2021, total consulting fees paid to Mr. Brett Goodman were $24,000 and $27,000, respectively. As of July 31, 2022 and October 31, 2021, the amount payable to Mr. Brett Goodman was $0 and $0, respectively.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

(a) Back Office Services:

On June 30, 2021, a Back Office Services Agreement, between the Company and Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, Chief Executive Officer and Chairman of the Company and his wife Marla Goodman, was cancelled. During the nine months ended July 31, 2022 and 2021, general and administrative expense related to the Back Office Services Agreement was $0 and $66,000, respectively. As of July 31, 2022 and October 31, 2021, the amount payable to Articulate for Back Office Services was $77,019 and $77,019, respectively.

(b) License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the nine months ended July 31, 2022 and 2021, revenues from Articulate were $661,155 and $1,841,906, respectively. As of July 31, 2022 and October 31, 2021, the amount receivable from Articulate was $659,515 and $1,306,896, respectively.

(c) Prepaid deposit paid to Skywind Services IOM Ltd (“Skywind”) by Articulate on behalf of Global Technology Pty Ltd (“GTG”):

Articulate had a prepaid deposit in favor of Skywind in the amount of $43,569 (35,928 EUR) as of February 18, 2021. Articulate allowed GTG to utilize the prepaid deposits in order that GTG would be able to operate and utilize certain Progressive Jackpot games of Skywind. On February 18, 2021, the Company recorded an accounts payable of $43,569 to Articulate. On July 29, 2021, the Company paid the equivalent of $42,464 to Articulate to settle the accounts payable based on the exchange rate on the same date.

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

During the nine months ended July 31, 2022 and 2021, total consulting fees paid to Mr. Jimenez were $200,000 and $41,250, respectively. As of July 31, 2022 and October 31, 2021, the amount payable to Mr. Jimenez was $0 and $0, respectively. More details regarding the options are covered in “NOTE 12 – EQUITY”.

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

(b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock, calculated without regard to any shares of common stock issuable upon conversion of the Series B Preferred Stock, nor any voting rights associated with such Series B Preferred Stock, of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding, or the first business day thereafter that the Company becomes aware of such;

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

As of July 31, 2022 and October 31, 2021, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

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

(c) August 2020 Private Placement and Subsequent Warrant Exercise

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

(d) January 2021 Private Placement and Subsequent Warrant Exercise and Warrant Amendment

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

From April 26, 2021, to May 7, 2021 (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $10.00 per share. On May 11, 2021, the Company agreed to provide the holder 61 days from the Triggering Date to exercise the warrants, and as a result the holder had until July 11, 2021 to exercise such Warrants.

On July 9, 2021, the holder exercised a portion of the warrants to purchase 170,000 shares of the Company’s common stock at $6.00 per share and on July 14, 2021, the holder paid to the Company $1,020,000 (less $18 in bank charges). The Company issued the holder 170,000 shares of common stock in connection with such exercise.

On July 14, 2021, and effective on June 6, 2021, the Company and the holder of the remaining 830,000 warrants (the original 1,000,000 shares less the 170,000 warrants exercised on July 9, 2021) entered into an Agreement to Amend and Restate Common Stock Purchase Warrant, whereby, in consideration for the holder exercising warrants to purchase 170,000 shares of common stock (as described above), the parties agreed to enter into an Amended and Restated Common Stock Purchase Warrant, effective as of June 6, 2021, amending, restating and replacing the prior Warrant Agreement, and evidencing the right of the holder to purchase 830,000 shares of common stock of the Company to remove the trigger event (i.e. ten consecutive trading days when the closing sales price of the Company’s common stock closed at or above $10.00 per share) and to fix the expiration date thereof as of November 11, 2022. The other terms of the prior Warrant Agreement were not changed.

(e) Business Consultant Agreements

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arrears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The warrants have an exercise price of $5.50 per share (and no cashless exercise rights) and are exercisable until the earlier of (a) March 22, 2023, and (b) the 20th day after the Company provides the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $11.00 per share for a period of ten consecutive trading days. On November 23, 2021, the two previously mentioned Business Consulting Agreements were terminated.

During the nine months ended July 31, 2022, a former consultant’s widow, two consultants and one director exercised options. As a result, 147,118 shares of common stock were issued upon the cashless exercise of the options, and 66,666 shares of common stock were issued upon the cash exercise of the options, pursuant to which $32,000 aggregate exercise price of the options was paid to the Company. During the nine months ended July 31, 2021, fourteen consultants exercised their options. As a result, 1,238,827 shares of common stock were issued upon the cashless exercise of the options and 200,000 shares of common stock were issued upon the cash exercise of the options, pursuant to which the $12,010 aggregate exercise price of the options was paid to the Company.

During the nine months ended July 31, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system. During the nine months ended July 31, 2021, 8,608 shares of restricted common stock, with a value of $48,840, were issued for services provided in connection with investor relations services, development of peer-to-peer betting application and maintenance and development of GM-Ag system.

(f) Certificate of Amendment

On November 23, 2021, Luxor Capital LLC, which entity is beneficially owned and controlled by Anthony Brian Goodman, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, which beneficially owned an aggregate of 109,121,634,483 total voting shares, representing approximately 99.982% of the Company’s then voting stock as of such date, including (a) 7,470,483 shares of common stock, representing 27.4% of the Company’s outstanding shares of common stock, and (b) 1,000 shares of the Company’s Series B Voting Preferred Voting Stock, representing 100% of the Company’s issued and outstanding Series B Voting Preferred Voting Stock, which Series B Voting Preferred Voting Stock shares each vote four times the number of shares of the Company’s common stock outstanding (27,278,541 shares), executed a written consent in lieu of a special meeting of shareholders, approving the following matter, which had previously been approved by the Board of Directors of the Company on November 22, 2021: the filing of a Certificate of Amendment to the Company’s Articles of Incorporation to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock (the “Amendment”). The Amendment was filed with the Secretary of State of Nevada and became effective on December 16, 2021.

As of July 31, 2022 and October 31, 2021, 250,000,000 and 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 28,182,575 and 27,231,401 shares were issued and outstanding, respectively.

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

During the nine months ended July 31, 2022, 50,000 options to purchase shares were granted, 66,666 options expired, and none forfeited. During the nine months ended July 31, 2022, 223,332 options to purchase shares of common stock were exercised.

The total compensation cost related to stock options granted was $437,068 and $1,366,288 for the nine months ended July 31, 2022 and 2021, respectively.

The following table represents stock option activity for the nine months ended July 31, 2022:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2021	8,616,664	$0.45
Options granted	50,000	$4.22
Options forfeited	-	$-
Options expired	(66,666)	$0.12
Options exercised	(223,332)	$0.44
Options Outstanding as of July 31, 2022	8,376,666	$0.48
Options Exercisable as of July 31, 2022	8,049,999	$0.31

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

The Company used the net proceeds from the offering for general corporate purposes and working capital.

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

NOTE 13 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

We operate our business in two operating segments i.e., B2B for charges for usage of the Company’s software, and royalties charged on the use of third-party gaming content, and the B2C segment which is related to the charges to enter prize competitions in the UK.

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

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the nine months ended
Description	July 31, 2022		July 31, 2021		July 31, 2022		July 31, 2021
Revenues:
Asia Pacific	$4,256,372	47%	$3,251,354	100%	$11,002,837	42%	$7,842,271	100%
UK	4,845,169	53%	-	-	15,458,552	58%	-	-
Total	$9,101,541	100%	$3,251,354	100%	$26,461,389	100%	$7,842,271	100%

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the nine months ended
Description	July 31, 2022		July 31, 2021		July 31, 2022		July 31, 2021
Revenues:
B2B	$4,256,372	47%	$3,251,354	100%	$11,002,837	42%	$7,842,271	100%
B2C	4,845,169	53%	-	-	15,458,552	58%	-	-
Total	$9,101,541	100%	$3,251,354	100%	$26,461,389	100%	$7,842,271	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the nine months ended
Description	July 31, 2022		July 31, 2021		July 31, 2022		July 31, 2021
COGS:
B2B	$3,059,856	46%	$2,043,593	100%	$8,063,306	42%	$4,491,520	100%
B2C	3,560,661	54%	-	-	11,352,394	58%	-	-
Total	$6,620,517	100%	$2,043,593	100%	$19,415,700	100%	$4,491,520	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the nine months ended
Description	July 31, 2022		July 31, 2021		July 31, 2022		July 31, 2021
COGS:
Asia Pacific	$3,059,856	46%	$2,043,593	100%	$8,063,306	42%	$4,491,520	100%
UK	3,560,661	54%	-	-	11,352,394	58%	-	-
Total	$6,620,517	100%	$2,043,593	100%	$19,415,700	100%	$4,491,520	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	July 31, 2022	October 31, 2021
Long-lived assets:
Asia Pacific	$273,740	$415,446
UK	13,201,786	-
Total	$13,475,526	$415,446

Note 14 - Income Taxes

For the nine months ended July 31, 2022, the Company had income tax expense in the amount of $326,135 attributable to its operations of RKings in the United Kingdom.

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

The Company, through RKings, is subject to a statutory tax rate of approximately 19% of net income generated in the United Kingdom.

As a result of the acquisition of RKings, the Company assumed the income tax liability of RKings as of November 1, 2021 of $602,628.

Balance November 1, 2021	$602,628
Income Tax November 1, 2021 through July 31, 2022	326,135
Tax paid	(565,417)
Currency Adjustment	(119,357)
Income Tax Liability	$243,989

As of July 31, 2022 and October 31, 2021, the Company had income tax payable of $243,989 and $0.

Note 15 – Subsequent Events

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two sellers of the 80% interest in RKings which we acquired effective on November 1, 2021, pursuant to the November 29, 2021 Sale and Purchase Agreement of Ordinary Issued Share Capital. The Settlement Agreement was entered into in order to partially settle certain breaches of the Purchase Agreement which the Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other Seller, relating to breaches of the terms of the Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

Pursuant to the Employment Agreement, Mr. Weir agreed to provide employment services to RKings, as business manager thereof, for a salary of £130,000 ($158,344) per year, subject to increases and discretionary bonuses which may from time to time be approved by RKings’ board of directors. The Employment Agreement includes a non-compete provision which applies for five years after the end of the term of the agreement, prohibiting Mr. Weir from competing against RKings in or around the UK and Ireland, a customary non-solicitation prohibition, which also applies for five years after the end of the term of the Agreement, and customary confidentiality obligations and work for hire language. The Employment Agreement continues in effect until terminated as provided in the agreement.

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

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended July 31, 2022 and 2021.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Transition Report on Form 10-KT for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022 are those that depend most heavily on these judgments and estimates. As of July 31, 2022, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Transition Report on Form 10-KT for the nine months ended October 31, 2021, filed with the Commission on January 13, 2022, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities are recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

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

As of July 31, 2022, our systems had over 6.8 million registered players and a total of more than 645 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our customers are primarily located in Northern Ireland and we have expanded our marketing efforts to attempt to reach customers throughout the U.K. As of July 31, 2022, RKings has over 229,000 registered users.

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

The COVID-19 pandemic has not had a material impact on our business, and we expect our business to be resilient through the pandemic. We have continued operations, supported our online products and customers, and grown our sales, and our employees and consultants have returned to the office in June 2022. Notwithstanding the aforementioned, we previously experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic, which have since been resolved.

The Company’s financial performance is subject to global, Asia Pacific and UK economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the global, Asia Pacific and UK economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, and increases in inflation and interest rates, as are being currently experienced, may reduce users’ disposable income and/or lead to recessions.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

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

•	Expanding our global reach by securing new gaming Distributors, casino and sportsbook operator customers in existing and newly regulated markets.

•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.

•	Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. We plan to launch our E-sport portfolio by December 2022.

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

Cash requirements

The Company generates net profits and has done so since 2017. The Company is self-sustaining, and its cash needs are met through current operations; as of July 31, 2022, the cash balance is $15,869,660. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, provided that the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. On March 17, 2022, the Nasdaq Capital Market approved the uplisting of the Company’s common stock, which we believe will provide additional opportunities to raise funds to expand operations and identify possible acquisitions. No material deficiencies are present. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Unused sources of liquid assets, as of July 31, 2022, include cash of $15,869,660, receivables of $2,589,168 and inventory of $1,191,102, with offsetting liabilities of $3,697,086.

Capital resources.

The Company does not have material cash requirements other than a possible earn-out and holdback payments (if certain metrics are met) of approximately $1.22 million (GBP 1 million) as part of the hold-back on the acquisition of RKings that was completed effective November 1, 2021 (of which half of such hold-back has been settled to date, as discussed below under “Recent Events” and the other half is currently subject to ongoing claims) and certain earn-out payments which could be due thereunder, which we believe are unlikely to be triggered. With a cash balance of $15,869,660 and operations that are self-sustaining, the obligation to pay the remaining half of the aforementioned holdback of $1.22 million may be met if obligations that are part of the acquisition of RKings are met without burdening the Company.

In addition, the Company, as part of the acquisition of RKings, provided the sellers of RKings’ shares, the right to earn additional consideration of approximately $5.03 million (GBP 4 million) if certain metrics are met based on operating results, during the year ended October 31, 2022, which is payable at the option of the Company in either cash or shares of the Company’s common stock.

The Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions. Unused sources of liquid assets, as of July 31, 2022, include cash of $15,869,660, receivables of $2,589,168, and inventory of $1,191,102, with offsetting liabilities of $3,697,086. If particular metrics are met (which appear highly unlikely), the earn-out payments of $5.03 million are expected to be met with current liquid assets.

Our historical primary sources of liquidity are the cash flows generated from our operations, along with debt and equity financing and available cash and cash equivalent. Our primary use of this liquidity is to fund ongoing cash requirements, including our working capital needs, capital investments, and acquisitions. We believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” beginning in 2020 and the virus has continued to spread through 2022. In March and April of 2020, many U.S. states and foreign jurisdictions began issuing ‘stay-at-home’ orders. Through 2022, the COVID-19 pandemic has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. We did not experience a decrease in demand for our products and services as a result of COVID-19, nor did we experience a material adverse effect on our results of operations. However, economic recessions as a result of COVID-19, may have a negative effect on the demand for our products, services and our operating results.

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harm our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. To ensure that employees were safe and that our business continued to function with minimal disruptions, steps were taken to mitigate the spread of COVID-19 such as a shift away from a traditional office environment to employees working remotely. In June 2022, our offices were re-opened and our employees returned to work onsite. We will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

As shown in our results of operations herein, we have to date, not experienced a material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on our business from the coronavirus pandemic could include: (i) changing demand for our products and services; (ii) decreases in the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (iii) increasing contraction in the capital markets. Our operations have not been materially negatively impacted by the coronavirus pandemic to date; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

The full extent to which the COVID-19 pandemic or recovery from the COVID-19 pandemic will directly or indirectly impact the global economy, the lasting social effects thereof, and the impact on our business, results of operations and financial condition, will depend on future developments that are highly uncertain and cannot be accurately predicted.

Inflation and Recession

The Company’s financial performance is subject to global, Asia Pacific and UK economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the global, Asia Pacific and UK economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may reduce users’ disposable income.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

Recent Material Events

Uplisting to Nasdaq Capital Market

On March 17, 2022, the Company’s common stock was uplisted to the Nasdaq Capital Market.

RESULTS OF OPERATIONS

Three months ended July 31, 2022, compared to the three months ended July 31, 2021.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended July 31, 2022, the Company generated $218,491 of revenues from its unique IP and technology systems, including $216,335 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the three months ended July 31, 2021, the Company generated $575,049 of revenues from its IP and technology systems, including $556,743 which was from Articulate.

The decrease of $356,558 in IP gaming revenues in the three-month period ended July 31, 2022, compared to the three-month period ended July 31, 2021, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content, reduction in reliance on related party, and the Company’s aim to expand the product into additional global jurisdictions. The decrease in revenue is attributed to the loss of a large operator by one of the Company’s non-related party distributors and also reduced revenues generated by Articulate, which is attributable to a highly competitive environment. The Company has taken steps to mitigate the effect of the aforementioned decrease by expanding its global presence and broadening its product offerings which has already resulted in an increase in alternate revenue streams.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the three months ended July 31, 2022 and 2021 were $4,037,881 and $2,676,305, respectively.

The increase of $1,361,576 in revenues in the three-month period ended July 31, 2022 relating to third party gaming content, compared to the three-month period ended July 31, 2021, is attributable to an increased number of customers and registered players with our customers.

3) Since the acquisition of 80% of RKings effective November 1, 2021, the Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended July 31, 2022, $4,845,169 of total revenues were derived from prize competitions ticket sales. The Company did not have revenues from the sales of prize competitions tickets during the three-month period ended July 31, 2021, as it only acquired 80% of RKings effective on November 1, 2021.

Total revenues for the three months ended July 31, 2022 and 2021 are $9,101,541 and $3,251,354, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months ended July 31, 2022 and 2021, cost of goods sold due to the amortization of options was $147,273 and $88,259, respectively. The increase in the cost of goods sold was due to new options granted last year in March and September 2021, and in May 2022. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses over time.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended July 31, 2022 and 2021, cost of goods sold due to the usage of gaming content was $2,912,583 and $1,955,334, respectively. The increase of $957,249 in cost of goods sold from the resale of gaming content in the three-month period ended July 31, 2022, compared with the three months ended July 31, 2021, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) Beginning November 1, 2021, in connection with the acquisition of an 80% interest in RKings, the Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of prize competitions throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended July 31, 2022, $3,560,661 of cost of goods related to prizes that were awarded in the prize competitions. The Company did not have cost of goods related to prize competitions during the three-month period ended July 31, 2021.

Total costs of goods sold for the three months ended July 31, 2022 and 2021 were $6,620,517 and $2,043,593, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $2,481,024 for the three months ended July 31, 2022, compared to gross profit of $1,207,761 for the three months ended July 31, 2021, an increase of $1,273,263 from the prior period, mainly due to $1,284,508 of gross profit contributed from the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. A decrease of gross profit of $11,245 in the B2B segment was mainly due to the decrease in revenues from the usage of IP and technology systems as discussed above.

Gross profit margin was 27% for the three months ended July 31, 2022, compared to 37% for the three months ended July 31, 2021, mainly due to the increase in revenues in the resale of gaming content and higher revenues in the B2C segment (i.e., prize competitions), which have a lower gross profit margin compared with revenues from the usage of IP and technology systems. The gross profit margin on revenues from the resale of gaming content was approximately 28% for the three months ended July 31, 2022. The Company believes that this resale revenue stream is highly scalable and there is a significant opportunity to scale this resale revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The gross profit margin on the B2C segment was approximately 27% for the three months ended July 31, 2022.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the three months ended July 31, 2022 and 2021, general and administrative expenses were $1,453,776 and $340,903, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses and depreciation and amortization expense.

The increase of general and administrative expenses was mainly due to $832,901 of general and administrative expenses from our B2C segment starting November 1, 2021, with our acquisition of 80% of RKings, which mainly include the payroll costs and bank charges for the transaction fees. The depreciation and amortization expense also increased due to the newly acquired intangible assets of trademarks and non-compete agreement associated with RKings. More details of the intangible assets are covered in “NOTE 7 – INTANGIBLE ASSETS– SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS” in the notes to the financial statements included under “Item 1. Financial Statements.” The general and administrative expenses from our B2B segment also increased due to the increased costs of marketing fees, lease expenses, and payroll costs.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated as of June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. During the three months ended July 31, 2022 and 2021, general and administrative expenses from related parties were $195,710 and $224,266, respectively. The components of general and administrative expenses from related parties are as follows:

	Three months ended July 31,
	2022	2021
Amortization expenses of Directors’ and Officers’ stock options	$-	$65,150
Back-office expenses	-	22,000
Consulting & salary expenses	195,710	137,116
Total	$195,710	$224,266

During the three-month period ended July 31, 2022 and 2021, the amortization expenses decreased due to the stock options becoming fully amortized during the last fiscal year; therefore, there was no amortization expense during this quarter; the back-office expenses decreased due to the cancellation of Back Office Services Agreement with Articulate; the consulting & salary expenses increased mainly due to the increased compensation to the Company’s officers, and hiring of new officers.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. During the three months ended July 31, 2022 and 2021, professional fees were $101,656 and $63,770, respectively. The increase in professional fees of $37,886 was mainly due to the increasing of service fees related to the 2022 shareholder meeting print and proxy mailing, and financial consulting service fees in connection with RKings’ operations.

Research and development expense

During the three months ended July 31, 2022 and 2021, the research and development expense was $570 and $68,046, respectively. The $570 research and development expense during the three months ended July 31, 2022 was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system. The $68,046 research and development cost during the three months ended July 31, 2021 was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system and the Company’s Seamless Aggregation Platform (“Aggregation Platform”) acquired on March 1, 2021, from Gamefish Global Pty Ltd. The Peer to Peer gaming system is due to be released in December 2022.

Interest expense

During the three months ended July 31, 2022 and 2021, the Company did not incur interest expense.

Interest income

Interest income was attributable to the interest from the bank savings. During the three months ended July 31, 2022 and 2021, interest income was $793 and $46, respectively.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended July 31, 2022, foreign exchange gain was $28,495, compared with foreign exchange loss of $26,209 for the three months ended July 31, 2021. The increase of foreign exchange gain was mainly due to the appreciation of US dollars against other currencies, in which the Company has liabilities.

Provision for income taxes

The provision for income taxes was $78,951 for the three months ended July 31, 2022, compared to $0 for the three months ended July 31, 2021. The increase was attributable to the tax expenses incurred in the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. There is no provision for income taxes in the B2B segment during the three months ended July 31, 2022 and 2021 as a result of operating losses carried forward in the B2B segment.

Net income attributable to noncontrolling interest

For the three months ended July 31, 2022, we recorded net income of $51,317 and for the three months ended July 31, 2021, we recorded net income of $0, attributable to the noncontrolling interest. The net income attributable to noncontrolling interest was due to the acquisition of an 80% interest in RKingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the Company

The Company had net income attributable to the Company of $628,332 and $484,613 for the three months ended July 31, 2022 and 2021, respectively. The increase in net income attributable to the Company of $143,719 was primarily due to an increase in revenues from the B2C operations of $4,845,169 and from the B2B operations of $1,005,018 (of which $1,345,426 of the increase was attributable to revenues from third-party distributors, offset by a $340,408 decrease attributable to related party revenues, each as discussed above); which increase in revenues was offset by (i) an increase of cost of goods sold of $4,576,924 and (ii) an increase of operating expenses of $1,054,727, each as discussed in greater detail above.

Nine months ended July 31, 2022, compared to the nine months ended July 31, 2021.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the nine months ended July 31, 2022, the Company generated $668,996 of revenues from its unique IP and technology systems, including $661,155 from Articulate, a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the nine months ended July 31, 2021, the Company generated $2,105,223 of revenues from its IP and technology systems, including $1,841,906 which was from Articulate.

The decrease of $1,436,227 in revenues from IP and technology systems in the nine-month period ended July 31, 2022, compared to the nine-month period ended July 31, 2021, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content, reduction in reliance on related party, and the Company’s aim to expand the product into additional global jurisdictions. The decrease in revenue is attributed to the loss of a large operator by one of the Company’s non-related party distributors and also reduced revenues generated by Articulate, which is attributable to a highly competitive environment. The Company has taken steps to mitigate the effect of the aforementioned decrease by expanding its global presence and broadening its product offering which has already resulted in an increase in alternate revenue streams.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the nine months ended July 31, 2022 and 2021 were $10,333,841 and $5,737,048, respectively.

The increase of $4,596,793 in revenues in the nine-month period ended July 31, 2022, compared to the nine-month period ended July 31, 2021, is attributable to an increased number of customers and registered players with our customers.

3) Since the acquisition of 80% of RKings effective November 1, 2021, the Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the nine months ended July 31, 2022, $15,458,552 of total revenues were derived from prize competitions ticket sales. The Company did not have revenues from the sales of prize competitions tickets during the nine-month period ended July 31, 2021, as it only acquired 80% of RKings effective on November 1, 2021.

Total revenues for the nine months ended July 31, 2022 and 2021 are $26,461,389 and $7,842,271, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the nine months ended July 31, 2022 and 2021, cost of goods sold due to the amortization of options was $437,068 and $277,133, respectively. The increase in the cost of goods sold was due to new options granted last year in March and September of 2021, and in May 2022. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses over time.

2) Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold. During the nine months ended July 31, 2022 and 2021, cost of goods sold due to the usage of gaming content was $7,626,238 and $4,214,387, respectively. The increase of $3,411,851 in cost of goods sold from the resale of gaming content in the nine-month period ended July 31, 2022, compared with the nine months ended July 31, 2021, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) Beginning November 1, 2021, in connection with the acquisition of an 80% interest in RKings, the Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of prize competitions throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the nine months ended July 31, 2022, $11,352,394 of cost of goods related to prizes that were awarded in the prize competitions. The Company did not have cost of goods related to prize competitions during the nine-month period ended July 31, 2021.

Total costs of goods sold for the nine months ended July 31, 2022 and 2021 were $19,415,700 and $4,491,520, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $7,045,689 for the nine months ended July 31, 2022, compared to gross profit of $3,350,751 for the nine months ended July 31, 2021, an increase of $3,694,938 from the prior period, mainly due to $4,106,158 of gross profit contributed from the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. A decrease of gross profit of $411,220 in the B2B segment was mainly due to the decrease in revenues from the usage of IP and technology systems as discussed above.

Gross profit margin was 27% for the nine months ended July 31, 2022, compared to 43% for the nine months ended July 31, 2021, mainly due to the increase in revenues in the resale of gaming content and high revenues in the B2C segment which have lower gross profit margin compared with revenues from the usage of IP and technology systems. The gross profit margin on revenues from the resale of gaming content was approximately 26% for the nine months ended July 31, 2022. The Company believes that the resale revenue stream is highly scalable and there is a significant opportunity to scale this resale revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The gross profit margin on the B2C segment was approximately 27% for the nine months ended July 31, 2022.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to the economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the nine months ended July 31, 2022 and 2021, general and administrative expenses were $4,133,368 and $820,254, respectively. General and administrative expenses consisted primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses and depreciation and amortization expense.

The increase of general and administrative expenses was mainly due to the $2,504,602 general and administrative expenses from our B2C segment starting November 1, 2021, with our acquisition of 80% of RKings, which mainly include the payroll costs and bank charges for the transaction fees. The depreciation and amortization expense also increased due to the newly acquired intangible assets of trademarks and non-compete agreement associated with RKings. More details of the intangible assets are covered in “NOTE 7 – INTANGIBLE ASSETS– SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS” in the notes to the financial statements included under “Item 1. Financial Statements.” The general and administrative expenses from our B2B segment also increased due to the increased costs of marketing fees, lease expenses, and payroll costs.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of amortization expenses due to stock options granted to Directors and Officers, back-office expenses (which have been terminated as of June 30, 2021), consulting expenses and salary expenses payable to the Company’s Management and Directors. During the nine months ended July 31, 2022 and 2021, general and administrative expenses from related parties were $534,910 and $1,524,208, respectively. The components of general and administrative expenses from related parties are as follows:

	Nine months ended July 31,
	2022	2021
Amortization expenses of Directors’ and Officers’ stock options	$-	$1,089,155
Back-office expenses	-	88,000
Consulting & salary expenses	534,910	347,053
Total	$534,910	$1,524,208

During the nine-month period ended July 31, 2022 and 2021, the amortization expenses decreased due to the stock options becoming fully amortized during the last fiscal year; therefore, there was no amortization expense during this period; the back-office expenses decreased due to the cancellation of the Back Office Services Agreement with Articulate; and the consulting and salary expenses increased mainly due to the increased compensation to the Company’s officers, and hiring of new officers.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees, transfer agent service fees and accounting and audit fees. During the nine months ended July 31, 2022 and 2021, professional fees were $463,625 and $206,132, respectively. The increase in professional fees of $257,493 was mainly due to recent corporate actions relating to the Company’s acquisition of RKings, and the Company’s NASDAQ uplisting application, which was approved effective on March 17, 2022, and other one-time corporate matters which were not represented in the prior period.

Research and development expense

During the nine months ended July 31, 2022 and 2021, research and development expense was $21,982 and $118,151, respectively. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer to Peer gaming system and Seamless Aggregation Platform acquired on March 1, 2021, from Gamefish Global Pty Ltd. The Peer to Peer gaming system is due to be released in December 2022.

Interest expense

During the nine months ended July 31, 2022 and 2021, interest expense was $0 and $955, respectively. The interest expense during the nine months ended July 31, 2021 was mainly attributable to the settlement payable to Luxor, a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman. The settlement payable was fully paid as of January 31, 2021; therefore, no interest was incurred during the nine months ended July 31, 2022.

Interest income

Interest income was attributable to the interest from the Company’s bank savings. During the nine months ended July 31, 2022 and 2021, interest income was $1,776 and $127, respectively.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the nine months ended July 31, 2022 and 2021, foreign exchange gain was $227,324 and foreign exchange loss was $16,421, respectively. The increase of foreign exchange gain was due to the settlement of three million GBP consideration payable to acquire RKings and unrealized foreign exchange gain from the one million GBP contingent liability.

Provision for income taxes

The provision for income taxes was $326,135 for the nine months ended July 31, 2022, compared to $0 for the nine months ended July 31, 2021. The increase was attributable to the tax expenses incurred in the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. There is no provision for income taxes in the B2B segment during the nine months ended July 31, 2022 and 2021 as a result of operating losses carried forward in the B2B segment.

Net income attributable to noncontrolling interest

For the nine months ended July 31, 2022, we recorded net income of $230,074 and for the nine months ended July 31, 2021, we recorded net income of $0, attributable to the noncontrolling interest. The net income attributable to noncontrolling interest was due to the acquisition of an 80% interest in RKingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the Company

The Company had net income attributable to the Company of $1,564,695 and $664,757 for the nine months ended July 31, 2022 and 2021, respectively. The increase in net income attributable to the Company of $899,938 was primarily due to an increase in revenues from the B2C operations of $15,458,552 and from the B2B operations of $3,160,566 (of which $4,341,317 of the increase was attributable to revenues from third-party distributors, offset by a $1,180,751 decrease attributable to related party revenues, each as discussed above); which increase in revenues was offset by (i) an increase of cost of goods sold of $14,924,180 and (ii) an increase of operating expenses of $2,485,140, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	As of July 31,	As of October 31,
	2022	2021
Cash and cash equivalents	$15,869,660	$16,797,656
Working capital	16,305,495	18,694,687
Shareholders’ equity of GMGI	29,688,534	18,928,109

The Company had $15,869,660 of cash on hand at July 31, 2022 and total assets of $33,385,620 ($19,910,094 of which were current assets) and total working capital of $16,305,495 as of July 31, 2022. Included in total assets at July 31, 2022 was $10,718,824 of goodwill associated with the Company’s 80% interest in RKingsCompetition Ltd. and $2,486,005 in intangible assets related to trademarks and non-compete agreements, which were not included in the prior period.

The Company had total liabilities of $3,697,086 (of which $3,604,599 were current liabilities) as of July 31, 2022, which mainly included $100,541 of accounts payable to related parties, $1,622,694 of accounts payable and accrued liabilities, $243,989 of accrued income tax liability related to RKings’ operations, $1,218,027 of contingent liability related to the RKings acquisition (due if certain metrics relating to RKings’ operations are met), a portion of which was satisfied in connection with the Settlement Agreement, discussed below, and $193,494 of operating lease liabilities related to the office lease. See “NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Recent Issued Accounting Pronouncements” to the financial statements included herein. The decrease in cash of $927,996 between July 31, 2022 and October 31, 2021, was mainly due to $3,341,453 of cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd in December 2021, offset by cash generated by operations.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

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

	Nine Months Ended July 31,
	2022	2021
Cash provided by operating activities	$2,660,332	$1,454,776
Cash used in investing activities	(3,499,050)	(231,122)
Cash provided by financing activities	32,000	7,641,208

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the nine months ended July 31, 2022, include stock-based compensation, amortization expenses on intangible assets, and unrealized foreign exchange gain on contingent liability.

The Company generated cash from operating activities of $2,660,332 during the nine months ended July 31, 2022, due primarily to $1,794,769 of net income, non-cash expenses relating to stock-based compensation of $443,068 (including options issued for services of $437,068, and stock issued for services of $6,000), depreciation and amortization of $299,656, $647,381 of decrease in accounts receivable from related party, and $560,168 of increase in accounts payable and accrued liabilities, offset by $411,704 of increase in inventory, prize. Cash provided by operating activities was $1,454,776 for the nine months ended July 31, 2021, which was mainly due to $664,757 of net income, non-cash expenses relating to stock-based compensation of $1,421,128 (including options issued for services of $1,366,288 and stock issued for services of $54,840), and $1,333,681 of increase in accounts payable and accrued liabilities, offset by a $637,710 increase in accounts receivable and an $866,907 increase in accounts receivable – related party.

During the nine months ended July 31, 2022, cash used in investing activities was $3,499,050 which was primarily due to the cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd of $3,341,453. During the nine months ended July 31, 2021, cash used in investing activities was $231,122, which was mainly due to the investment in GTG and purchase of an aggregation platform.

During the nine months ended July 31, 2022, cash provided by financing activities was $32,000, which was due to cash option exercises. During the nine months ended July 31, 2021, cash provided by financing activities was $7,641,208, which was due primarily to the sales of equity securities through private placements and warrant exercises.

The Company had a net decrease in cash of $927,996 for the nine months ended July 31, 2022, which is mostly attributable to the cash used in investing activities of $3,499,050, offset by the net cash provided by operating activities of $2,660,332, as discussed above.

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

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2022. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have implemented upgraded technology and stronger accounting controls at RKings’ tournament platform to improve the performance tracking and inventory management.

We plan to continue to evaluate and monitor our internal control over financial reporting.

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

In August 2021, we first became aware of certain Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to the Company’s accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act of 1978 (EFTA) and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. During the nine months ended July 31, 2022, an additional $269,086 was replenished by Citibank which resulted in a balance due from Citibank of $67,498. While these unauthorized transfers were for the most part remedied quickly, and we believe that our liability and exposure to such transfers is minimal as a result of the EFTA, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

Global pandemics, such as COVID-19 could have an adverse impact on our revenue and results of operations.

Our business and operations have not been, but could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization in 2020, and has continued to spread through 2022, and the related responses by public health and governmental authorities to contain and combat its outbreak and spread has severely impacted the U.S. and world economies. Demand for our products and services was not impacted by COVID-19; however, the long-term effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic on the Company, as well as user engagement remains uncertain. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) decreases in the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (v) increasing contraction in the capital markets. Our operations have not been materially negatively impacted by the coronavirus pandemic; much of the Company’s work was performed remotely, as opposed to in an office setting.

The COVID-19 pandemic has not had a material impact on our business, and we expect our business to be resilient through the pandemic. We have continued operations, supported our online products and customers, and grown our sales, and our employees and consultants have returned to the office in June 2022. Notwithstanding the aforementioned, we previously experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic, which have since been resolved.

We have not experienced any material negative impact to our operations, revenues or gross profit due to COVID-19 and we believe that we have sufficient cash on hand, and the ability to raise additional funding, or borrow additional funding, as needed, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic and its effect on the economy.

The future impact of COVID-19 on our business and operations cannot be accurately predicted. The pandemic is continuing to develop rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, virus mutations and variants, the availability and efficacy of vaccines and boosters, and the willingness of individuals to continue to obtain vaccines and boosters, as well as potential seasonality of new outbreaks.

Economic downturns and adverse political and market conditions beyond the Company’s control could adversely negatively affect its business, financial condition and results of operations.

The Company’s financial performance is subject to global, Asia Pacific and UK economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Demand for our products may also decline as a result of an economic downturn, or economic uncertainty in our key markets, particularly in Asia Pacific and the UK. Economic recessions have had, and may continue to have, far reaching adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic, there is substantial uncertainty about the strength of the global, Asia Pacific and UK economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

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

Anthony Brian Goodman, our Chief Executive Officer and Chairman, exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.

Anthony Brian Goodman, our Chief Executive Officer and Chairman, as well as our principal shareholder, currently controls approximately 50.5% of the voting power of our capital stock, including as a result of his ownership of 1,000,000 shares of Series B Preferred Stock which vote 7,500,000 shares on all shareholder matters. As a result, Mr. Goodman can influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

Mr. Goodman acquired his securities for substantially less than the current trading prices of our shares of common stock, and may have interests, with respect to his common stock, that are different from other holders of our common stock and the concentration of voting power held by Mr. Goodman may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. Because Mr. Goodman can control the shareholder vote, investors may find it difficult or impossible to replace Mr. Goodman (and such persons as he may appoint from time to time) as members of our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders.

Anthony Brian Goodman, our Chief Executive Officer and Chairman beneficially owns greater than 50% of our outstanding voting shares, which causes us to be deemed a “controlled company” under the rules of Nasdaq.

Anthony Brian Goodman, our Chief Executive Officer and Chairman, our principal shareholder, currently controls approximately 50.5% of the voting power of our capital stock, including as a result of his ownership of 1,000,000 shares of Series B Preferred Stock which vote 7,500,000 shares on all shareholder matters. As a result, we are a “controlled company” under the rules of NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consist of independent directors;

●	the board maintain a nominations committee with prescribed duties and a written charter; and

●	the board maintain a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions; although we do not currently intend to take advantage of any of these exemptions. However, should we take advantage of any of these exemptions in the future, and should the interests of Mr. Goodman differ from those of other shareholders, the other shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NASDAQ corporate governance standards. Additionally, even if we do not avail ourselves of these exemptions, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price. Additionally, if as a “controlled company”, we take advantage of any or all of the exemptions under the rules of NASDAQ relating to “controlled companies”, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

The issuance of common stock upon conversion of our outstanding Series B Preferred Stock will cause immediate and substantial dilution to existing shareholders.

As of the date of this Report, we had 1,000,000 outstanding shares of Series B Preferred Stock, all of which were held by Anthony Brian Goodman, the Chief Executive Officer and Chairman of the Company. Each holder of Series B Preferred Stock may, at its option, convert each of its shares of Series B Preferred Stock into 7.5 shares of common stock, or 7,500,000 shares of common stock in aggregate. The conversion of the Series B Preferred Stock into common stock of the Company will cause substantial dilution to the then holders of our common stock.

The issuance and sale of common stock upon conversion of our outstanding Series B Preferred Stock may depress the market price of our common stock.

If conversions of our outstanding Series B Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of our outstanding Series B Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holder of the Series B Preferred Stock, then the value of our common stock will likely decrease.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $10.72 per share and as low as $3.29 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly operating results;

●	changes in market valuations of similar companies;

●	adverse market reaction to the level of our indebtedness (if any);

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the press or investment community;

●

general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets, continued increases in interest rates and/or inflation and/or global conflicts;

●	our operating performance and the performance of other similar companies;

●	changes in accounting principles; and

●	passage of legislation or other regulatory developments that adversely affect us or the gaming industry.

Our common stock is listed on the Nasdaq Capital Market under the symbol “GMGI.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

Additionally, as a result of the illiquidity of our common stock, investors may not be interested in owning our common stock because of the inability to acquire or sell a substantial block of our common stock at one time. Such illiquidity could have an adverse effect on the market price of our common stock. In addition, a shareholder may not be able to borrow funds using our common stock as collateral because lenders may be unwilling to accept the pledge of securities having such a limited market. An active trading market for our common stock may not develop or, if one develops, may not be sustained.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Anti-takeover provisions in our Articles of Amendment, as amended and our Bylaws, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Articles of Incorporation, as amended and Bylaws and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our shareholders to replace or remove our management. Our corporate governance documents include the following provisions:

●	a classified board of directors, as a result of which our board of directors is divided into three classes, with each class serving for staggered three-year terms;

●	the removal of directors only with the approval of shareholders holding at least two-thirds of the voting power of the issued and outstanding stock entitled to vote in the election of directors;

●	requiring advance notice of shareholder proposals for business to be conducted at meetings of our shareholders and for nominations of candidates for election to our Board of Directors;

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

●	requiring super-majority voting to amend certain provisions of our Articles of Incorporation, including the provisions dealing with a classified Board of Directors; and

●	limiting the liability of, and providing indemnification to, our directors and officers.

Any provision of our Articles of Incorporation, as amended or Bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

There is no guarantee that our common stock will continue to trade on the NASDAQ Capital Market.

Our common stock is currently listed on NASDAQ under the symbol “GMGI”. There is no guarantee that we will be able to maintain our listing on NASDAQ for any period of time. Among the conditions required for continued listing on Nasdaq, NASDAQ requires us to maintain at least $2.5 million in shareholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors (subject to certain “controlled company” exemptions, which we do not currently plan to take advantage of, as discussed in greater detail above under “Anthony Brian Goodman, our Chief Executive Officer and Chairman, owns greater than 50% of our outstanding voting shares, which causes us to be deemed a “controlled company” under the rules of Nasdaq”), to comply with certain audit committee requirements, and to maintain a stock price over $1.00 per share. Our shareholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income moving forward, we may not be able to maintain independent directors (to the extent required), and we may not be able to maintain a stock price over $1.00 per share. NASDAQ’s determination that we fail to meet the continued listing standards of NASDAQ may result in our securities being delisted from NASDAQ.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock is delisted from NASDAQ in the future, we may not be able to list our common stock or warrants on another national securities exchange or obtain quotation on an over-the counter quotation system.

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products.

Our products may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led and in the future may lead, consumers to reduce their spending on gaming products, which in turn leads to a decrease in the demand for our products. Consumer demand for our products may decline as a result of an economic downturn, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Although we do not currently do business in either Russia, Belarus, or Ukraine, it is not possible to predict the broader consequences of this ongoing conflict, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty this ongoing conflict’s additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, all of which have impacted and could further impact our business, financial condition, and results of operations.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates and the ongoing conflict between the Ukraine and Russia. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended July 31, 2022, and from the period from August 1, 2022 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended July 31, 2022.

None

Recent issuances of unregistered securities subsequent to our fiscal quarter ended July 31, 2022.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

To the extent required by Form 8-K and in an abundance of caution, the following information is being disclosed below instead of pursuant to a Current Report on Form 8-K filed with the Commission during the period pursuant to Item 1.01 of Form 8-K:

Item 1.01 Entry into a Material Definitive Agreement.

On July 11, 2022, the Company entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, a newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX has no assets or operations and has been formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The contingencies for closing the acquisition are the acceptance of the share transfer by the owner of the entity (the Company’s attorney located in Mexico), approval by the Mexican Company Authorities and subsequent issuance of a share certificate in the name of the Company evidencing 99.99% share ownership. The Company expects these contingencies to be completed by September 2022.

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two sellers of the 80% interest in RKings which we acquired effective on November 1, 2021, pursuant to the November 29, 2021 Sale and Purchase Agreement of Ordinary Issued Share Capital. The Settlement Agreement was entered into in order to partially settle certain breaches of the Purchase Agreement which the Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other Seller, relating to breaches of the terms of the Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

Pursuant to the Employment Agreement, Mr. Weir agreed to provide employment services to RKings, as business manager thereof, for a salary of £130,000 ($158,344) per year, subject to increases and discretionary bonuses which may from time to time be approved by RKings’ board of directors. The Employment Agreement includes a non-compete provision which applies for five years after the end of the term of the agreement, prohibiting Mr. Weir from competing against RKings in or around UK and Ireland, a customary non-solicitation prohibition, which also applies for five years after the end of the term of the Agreement, and customary confidentiality obligations and work for hire language. The Employment Agreement continues in effect until terminated as provided in the agreement.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Certificate of Designation of Series B Voting Preferred Stock filed with the Nevada Secretary of State on August 10, 2015		10-KT/A	3.2	10/28/2020	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.6	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
10.1	Golden Matrix Group, Inc. 2022 Equity Incentive Plan		8-K	10.1	5/11/2022	001-41326
10.2*+	Settlement and Mutual Release Agreement dated August 1, 2022, by and between Golden Matrix Group, Inc. and Mark Weir	x
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

GOLDEN MATRIX GROUP, INC.

Dated: September 7, 2022	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: September 7, 2022	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

