Form 10-K
period 2022-10-31
Golden Matrix Group, Inc.
filed 2023-01-30
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2022

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

Securities registered pursuant to section 12(g) of the Act:

None.

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

On April 30, 2022, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $74,984,156, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $4.65 on April 29, 2022, the last trading day prior April 30, 2022. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 30, 2023, the registrant had 35,574,526 shares of its Common Stock, $0.00001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

i

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements, including within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control which could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to:

•	the impact of the COVID-19 pandemic on the Company;
•	the need for additional financing, the terms of such financing and the availability of such financing;
•	the ability of the Company to manage growth;
•	the ability of the Company to obtain additional gaming licenses;
•	the Company’s ability to complete acquisitions and the available funding for such acquisitions; disruptions caused by acquisitions;
•	dilution caused by fund raising, the conversion of outstanding preferred stock, and/or acquisitions;
•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;
•	the Company’s expectations for future growth, revenues, and profitability;
•	the Company’s expectations regarding future plans and timing thereof;
•	the Company’s reliance on its management;
•	the fact that the Company’s chief executive officer has voting control over the Company;
•	related party relationships;
•	the potential effect of economic downturns, recessions, increases in interest rates and inflation, and market conditions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects;
•	the Company’s ability to protect proprietary information;
•	the ability of the Company to compete in its market;
•	dilution caused by efforts to obtain additional financing;
•	the effect of current and future regulation, the Company’s ability to comply with regulations and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and
•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

PART I

Item 1. Business

Introduction

The information included in this Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames, and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information; and we have not commissioned any of the market or survey data that is presented in this Report. We are responsible for all the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Golden Matrix Group, Inc., is also based on our good faith estimates.

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

On October 29, 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year from January 31 to October 31, effective immediately. As a result, thereof, the Company has presented information in this Report, where applicable, as of October 31, 2022, for the year ended October 31, 2022, for the nine month transition period ended October 31, 2021, for the twelve months ended January 31, 2021, and for the six month transition period ended January 31, 2020.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, “GMGI” and “Golden Matrix” in this Report refer specifically to Golden Matrix Group, Inc., and its consolidated subsidiary.

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“AUD” means Australian dollars;
•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“Euro” or “€” refers to the Euro, the official currency of the majority of the member states of the European Union;
•	“GBP” or “£” means Pounds Sterling or Great British Pounds;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;
•	“Securities Act” refers to the Securities Act of 1933, as amended; and
•	“USD” or “$” means United States dollars.

All dollar amounts in this Report are in U.S. dollars unless otherwise stated.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov. Copies of documents filed by us with the SEC (including exhibits) are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report. Our website address is https://goldenmatrix.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

The Company was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. In October 2009, the Company changed its name to Source Gold Corp, remaining in the business of acquiring exploration and development stage mineral properties. In April 2016, the Company changed its name to Golden Matrix Group, Inc., changing the direction of the Company’s business to focus on software technology. The Company previously held mining assets, which it no longer owns. All mining claims and assets were disposed of and/or transferred in exchange for the cancellation of convertible notes held by various note holders.

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

On February 28, 2018, the Company entered into an Asset Purchase Agreement with Luxor. Pursuant to the Asset Purchase Agreement, the Company purchased certain intellectual property and know-how relating to a proprietary gaming solution from Luxor (the “GM2 Asset”), in exchange, the Company issued 4,166,667 shares of common stock, and an Earn Out Payment calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period from March 1, 2018 to February 28, 2019. A convertible note was required to be issued to Luxor before April 30, 2019, was to bear interest at the rate of 4% per annum and be convertible into shares of the Company’s common stock at a conversion price equal to the average of the seven trading days closing prices on the date prior to conversion. The GM2 Asset included all source code and documentation.

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. Pursuant to the License Agreement, Articulate received a license from the Company to use the GM2 Asset technology in East Asia to support gaming activity on mobile and desktop devices. Articulate agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars) in consideration for the use of the GM2 Asset technology. Specifically, the Company is due 0.25% of the monthly fees generated by the GM2 Asset in the event such fees are less than $100,000,000; 0.2% of the monthly fees generated by the GM2 Asset in the event such fees are over $100,000,000 and less than $200,500,000 and 0.15% of the monthly fees generated by the GM2 Asset in the event such fees are over $200,500,001. The License Agreement had an initial term of 12 months and automatically renews thereafter for additional 12-month terms, provided that the License Agreement may be terminated at any time with 30 days prior notice. The License Agreement has continued to automatically renew on a 12-month basis, with the most recent renewal being for the 12 months ended March 1, 2023.

On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company. GTG has an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate). The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. We believe that Alderney is one of the preferred locations for online Gambling operators and is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment. GTG was wholly-owned by Brian Anthony Goodman, our Chief Executive Officer and director, and the direct beneficial owner of the majority of our voting stock. The purchase price was 85,000 Pounds Sterling (£) (approximately $113,000). On March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) from Mark Weir and Paul Hardman, individuals (each a “Seller” and collectively the “Sellers”), the owners of 100% of the ordinary issued share capital of RKings. The Company paid the Sellers (a) GBP £3,000,000 (the “Closing Cash Consideration”); and (b) 666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock (the “Initial Share Value” and the “Closing Shares”).

Additionally, within seven days after the receipt of the audit of RKings (as required by SEC rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement) as of October 31, 2021, divided by (ii) the Initial Share Value (the “Post-Closing Shares”), was required to be issued to the Sellers as part of the consideration due for the purchase of 80% of RKings. On March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described above), in the amount of $562,650.

A total of GBP £1,000,000 (USD $1,366,500)(the “Holdback Amount”) was retained by the Company following closing and was to be released to the Sellers, within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents. See also the discussion of the Settlement Agreement below.

Additionally, in the event the (A) the Company determined, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022; and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company is required to pay the Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which is payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”).The Company determined that the Earn-Out Consideration of approximately $5,330,000 is no longer owed to the Sellers as of October 31, 2022, as condition (A) described above, i.e., a required increase in RKings’ twelve-month EBITDA from October 31, 2021 to October 31, 2022 of GBP £1,250,000, did not materialize and condition (B) described above was not met as the Sellers defaulted in their obligations, covenants, or representations under the Purchase Agreement.  See also the discussion of the Settlement Agreement below.

On December 6, 2021, the Company closed the Purchase, which had an effective date of November 1, 2021.

On July 11, 2022, the Company entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of the acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022. The Company launched its licensed proprietary B2C online casino in Mexico on November 1, 2022, via its majority-owned subsidiary Golden Matrix MX. The online casino, Mexplay, (www.mexplay.mx), is an online site in Mexico which features an extensive number of table games, slots, as well as a sportsbook, and offers tournament competition prizes similar to those offered by RKings.

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two sellers of the 80% interest in RKings which we acquired pursuant to the Purchase Agreement. The Settlement Agreement was entered into in order to partially settle certain breaches of the Purchase Agreement which the Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. However, the Company is in dispute with Mr. Paul Hardman (the other seller of the 80% interest in RKings, described above) with regards to the Holdback Amount of $573,000 that he has alleged is still owed to him.  That amount is accrued and included in the Company’s liabilities.  The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement.

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  At the time of our entry into the GMG Purchase Agreement, Aaron Johnston was a Board Member of the Company, and Mark Weir was a 10% Shareholder in RKings, of which GMGI then held 80%, and as such are both related parties to the Company. Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the Sellers 25,000 British pound sterling (GBP) (approximately $29,000) for 100% of GMG Assets, which represented the combined costs paid by the Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business.

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to the minority owners of RKings. In connection with such exercise, the Company agreed to pay minority owners in total $1,323,552, which would be satisfied by the issuance by the Company to the minority owners 165,444 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement). On November 4, 2022, 165,444 restricted shares were issued to the minority owners. On November 30, 2022, RKings filed a confirmation statement with UK’s Companies House pursuant to which the 20% minority shares of RKings were transferred to the Company effective on November 4, 2022.

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

A significant or prolonged decrease in consumer spending on entertainment or leisure activities would likely have an adverse effect on demand for our product offerings, reducing cash flows and revenues, and thereby materially harm our business, financial condition and results of operations. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest. We plan to continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

As shown in our results of operations herein, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. However, moving forward, the range of possible impacts on our business from the coronavirus pandemic could include: (i) changing demand for our products and services; (ii) rising bottlenecks in our supply chain; and (iii) increasing contraction in the capital markets. Our operations have not been materially negatively impacted by the coronavirus pandemic although much of the Company’s work has been performed in the commuter environment, as opposed to the office setting.  In June 2022, our offices were reopened, and employees returned to work in the offices; however, it is possible that COVID-19 and the worldwide response thereto, may have a material negative effect on our operations, cash flows and results of operations.

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

Increased Interest Rates and Inflation and Recession Risk

The Company’s financial performance is subject to global, Asia Pacific and UK economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Recent increases in interest rates and inflation, globally, and more specifically in the Asia Pacific and UK regions, have led to economic volatility, increased borrowing costs, price increases and risks of recessions. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic and actions taken by governments to attempt to slow down rising inflation, there is substantial uncertainty about the strength of the global, Asia Pacific and UK economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may reduce gaming users’ disposable income.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

Who We Are and What We Do

We are an established provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators. We also run a pay to enter prize competition in the United Kingdom and Ireland. On November 1, 2022, the Company launched its licensed propriety business-to-consumer (B2C) online casino in Mexico.

A provider of enterprise Software-as-a-Service (“SaaS”) solutions

We develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific region.

As of October 31, 2022, our systems had over 7.1 million registered players and a total of more than 685 unique casino and live game operations within all our platforms including our GM-X and GM-Ag, Turnkey Solutions, and White Label Solutions.

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

The GM-X and GM-Ag Systems have been deployed primarily in the Asia Pacific and we are currently focused on expanding our deployment into Europe, U.S., South America, and Africa. The online gambling industry, in the U.S., is essentially regulated at the state level. The Company is currently in discussions with multiple specialist gaming attorneys in the U.S. and has plans to engage one of these gaming specialists to represent the Company in its applications for a gaming license in the U.S. in the future.

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

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product; however, the launch of the Peer-to-Peer gaming product is currently on hold until further notice, so that the Company can focus on other projects. This product, if approved and launched, will be marketed as the Player2P Platform (“Player2P”). The Player2P brand will be focused solely on esports gambling and 18+ gaming (i.e., gaming by those over 18 years of age). Player2P is expected to not only offer users traditional casino style games but allow players to compete against each other whilst playing E-sport console games.

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

According to an August 2022 report by Mordor Intelligence, the online gaming industry is expected to witness substantial growth over the next five years, the global gaming market was valued at USD $198.40 billion in 2021, and it is expected to reach a value of USD $339.95 billion by 2027, which would be a compounded annual growth rate (CAGR) of 8.94% over 2022-2027, and in addition to this potential growth opportunity, we see within our existing core markets, a large and growing universe of additional potential new customers for the GM-X and GM-Ag Systems. Our focus will be on developing markets such as Latin America, Africa, and selected U.S. States that are currently implementing regulated frameworks for allowing real money betting. As a result, we believe we have a significant opportunity to expand our tried and tested systems into a much broader global market because our proprietary gaming technologies are flexible and scalable and have been built and tested over many years.

Our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis, and we anticipate that our current operators will continue to grow. A July 6, 2022 report by Statista reports that the total digital gaming market is predicted to be worth more than $197 billion in 2022.  As the number of video gamers worldwide approaches three billion, APAC is home to over half of these gamers. The video gaming market size in APAC is $53.4 billion with 1.48 billion gamers in Asia. Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

A provider of pay to enter prize competitions

The Company engages in the competition operations in the United Kingdom via its subsidiary RKings. The Company operates competitions to win prizes online such as cars, motorbikes, watches, technology, holidays, luxury gadgets and other items by offering pay to enter prize competitions throughout the UK which are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services. The prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.

As a purely online business, the Company has been focusing on enhancing the products and experience we offer to both new and existing players by improving the functionality and responsiveness of the RKingsCompetitions.com website, enhancing the prize values, and reducing the ticket prices.

In addition, the Company, through GMG Assets Limited, provides the winners of RKings’ prizes with the option of accepting the cash value of the prize.  In doing so, GMG Assets purchases the prize from the winner for cash and sells the prize to wholesalers at a margin.  Effective October 24, 2022, the Company entered into a Share Purchase Agreement dated October 17, 2022 whereby the Company purchased 100% of GMG Assets Limited, a Northern Ireland Company for GBP 25,000 (approximately $29,000), which amount has not been paid to date.

A provider of B2C online casino

The Company launched its licensed proprietary B2C online casino in Mexico on November 1, 2022, via its majority-owned subsidiary Golden Matrix MX. The online casino, Mexplay (www.mexplay.mx), an online site in Mexico, features an extensive number of table games, slots, as well as a sportsbook, and offer tournament competition prizes similar to those offered by RKings.  While the site is currently operational, the Company has not yet started commercially marketing of the casino.

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

Online Sportsbook

We provide a seamless integration to one of the world’s leading Sportsbook Systems through a license and services agreement. Our sports betting platform has access to some of the world’s leading gaming operators and one of the world’s most respected sportsbook providers. These sportsbook providers have secured regulatory approval to operate in Colorado and Pennsylvania.

Loyalty Tools

Retention and Acquisition

The GM-X and GM-Ag Systems provide comprehensive marketing and loyalty tools including Free Spins, Cash Bonuses, Leader Boards, Cash Back offers, and Tournaments allowing casino operators to put their offers, games and unique brand experience in their players’ hands extending player sessions, increasing reactivation of players, boosting retention, and designing attractive bonus campaigns. Free Spins are a promotional acquisition and retention tool wherein the casino offers players a chance to play new and exciting slots without risking their own cash. The players can win real money and try out the latest online slot machines for free. Bonuses are free cash granted to players in response to a player’s wagering or activity within the casino. We have found that both are powerful loyalty tools.

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

Our Business Model

We operate (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) as a provider of pay to enter prize competitions in the United Kingdom (UK), through our 80% interest in RKings (100% effective November 4, 2022). These prize competitions are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services. The prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.

The Company will expand its B2C reach with the launching of its licensed proprietary B2C online casino in Mexico on November 1, 2022, via its majority-owned subsidiary Golden Matrix MX. The online casino, Mexplay (www.mexplay.mx), an online site in Mexico, features an extensive number of table games, slots, as well as a sportsbook, and offer tournament competition prizes similar to those offered by RKings. While the site is currently operational, the Company has not yet started commercially marketing of the casino.

Our SaaS customers are primarily online casino operators and online sports betting operators, commonly referred to as iGaming operators, as well as the third-party gaming content distributors which are essentially resellers of our gaming content and our systems. Our SaaS customers are located in the Asia Pacific region, as well as in Europe.

We have historically operated in the business-to-business (B2B) segment where we develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region. With the acquisition of 80% of RKingsCompetitions Ltd. effective on November 1, 2021 (now owned 100% as of November 4, 2022), we entered into the B2C segment by offering pay to enter prize competitions throughout the UK.

Our objective in managing our resources is to ensure that we have sufficient liquidity to fund our operations and meet our growth objectives while maximizing returns to shareholders. Liquidity is necessary to meet (i) the working capital needs of our operations, (ii) fund our growth and expansion plans, and (iii) consummate strategic acquisitions (including the recently disclosed Meridian Purchase Agreement (as defined below)). We have met, and plan to continue to meet, our cash requirements through our operations and sales of equity securities. As to the funding of strategic acquisitions, we may issue debt in addition to raising funds through the sales of the Company’s capital stock, which may be dilutive to existing shareholders.

B2B Segment

Our B2B segment customers are primarily gaming distributors and licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors and gaming operators. The Company provides business-to-business services and products and does not deal directly with players through its SaaS services.

We derive revenues primarily from licensing fees received from gaming operators, in most cases via gaming Distributors located in the Asia Pacific (APAC) region that utilize the Company’s technology.

As of October 31, 2022, our systems had over 7.1 million registered players and a total of more than 685 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more Distributors.

As described above, our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming Distributors and gaming operators on a regular basis, and we anticipate that our current gaming Distributors and gaming operators will continue to grow.

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland, although we have expanded our marketing efforts to attempt to reach customers throughout the UK. As of October 31, 2022, RKings had over 256,000 registered users.

We derive B2C revenues primarily from selling prize competitions tickets throughout the United Kingdom directly to customers for prizes ranging from automobiles to jewelry as well as travel and entertainment experiences.

Revenue Streams By Segments

Set out below are additional details regarding our revenue descriptions by segment, as well as details of how we recognize/will recognize revenue for each of our revenue streams.

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and (ii) a royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings. Our online casino, Mexplay, had not generated any revenues as of October 31, 2022.

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

B2C segment, revenue description:

The Company generates revenues through RKings from sales of prize competitions tickets throughout the United Kingdom directly to customers for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences.

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

Future revenue streams, revenue descriptions:

The Company launched its licensed proprietary B2C online casino in Mexico on November 1, 2022, via its subsidiary Golden Matrix MX. The online casino, Mexplay, features an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings.

Online casino, typically includes digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company functions similarly to land-based casinos, generating revenue through hold, as users play against the house. Online casino revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users.

Sportsbook or sports betting involves a user wagering money on an outcome or series of outcomes occurring. When a user’s wager wins, the Company pays the user a pre-determined amount known as fixed odds. Sportsbook revenue is generated by setting odds such that there is a built-in theoretical margin in each sports wagering opportunity offered to users. Sportsbook revenue is generated from users’ wagers net of payouts made on users’ winning wagers and incentives awarded to users.

 Intellectual Property

Our intellectual property includes the source code for our GM-X and GM-Ag Systems and other iGaming IP, the content of our websites, our registered domain names, our registered and unregistered trademarks, and certain trade secrets. We believe that our intellectual property is an essential asset of our business and that our registered domain names and our technology infrastructure will give us a competitive advantage in the marketplace. We rely on a combination of trademark, copyright and trade secret laws in the United States and foreign jurisdictions, as well as contractual provisions, to protect our proprietary technology and our brands. We also rely on copyright laws to protect the appearance and design of our sites and applications, although to date we have not registered for copyright protection on any particular content. We have registered numerous Internet domain names related to our business in order to protect our proprietary interests. The efforts we have taken to protect our intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of our websites or our brand names without authorization.

Our current primary web properties are:

• • •	www.goldenmatrix.com www.rkingscompetitions.com www.mexplay.mx

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

Currently, gambling in Mexico is governed by the Regulations of the Federal Games and Draws Law (“Gaming Law”), as amended. The Gaming Law provides that the conduct of games (where bets are crossed and draws of numbers or symbols occur) require a permit from the Ministry of the Interior (Secretaría de Gobernación) (SEGOB). In addition, the Gaming Law provides that the federal executive power, through SEGOB, will regulate, authorize, control and supervise any kind of games where bets are crossed and draws occur and the operation of online gambling must be expressly authorized in the relevant permit granted by SEGOB.  In addition to obtaining a permit for online gambling or a drawing of numbers and/or symbols, operators must also meet certain operating conditions, such as having a reliable remote betting system, cash control system and an internal control system. In connection with operating an online casino in Mexico, the Company applied for and was granted a gaming permit in Mexico through its subsidiary Golden Matrix MX.

Our Growth Strategy

The COVID-19 pandemic has not had a material impact on our business, and we expect our business to be resilient through the pandemic. Through the COVID-19 pandemic, we have continued operations, supported our online products and customers, and grown our sales, and our employees and consultants have returned to the office in June 2022. Notwithstanding the aforementioned, we previously experienced minor issues in connection with the transition of certain resources to remote settings as a result of the pandemic, which have since been resolved.

The Company’s financial performance is subject to global, Asia Pacific and UK economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of the ongoing COVID-19 pandemic, and increased interest rates and rising inflation, there is substantial uncertainty about the strength of the global, Asia Pacific and UK economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, and increases in inflation and interest rates, as are being currently experienced, may reduce users’ disposable income and/or lead to recessions.

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

•	Expanding our global reach by securing new gaming distributors, casino and sportsbook operator customers in existing and newly regulated markets.
•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.
•	Investing in sales and marketing initiatives to drive UK and Mexican customers to the respective RKings and Mexplay platforms.
•	Expanding the prizes and prize options available to customers on the RKings and Mexplay platforms.
•	Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories. This project is currently on hold until further notice.
•

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate. We are also exploring the opportunity to selectively acquire independent slot development studios in order to launch our own proprietary games on our platform.

The Company does not intend to make significant investments (except for potential acquisitions, none of which are currently pending other than the pending Meridian Purchase Agreement discussed below) to support our business growth strategy. We believe that our business model is highly scalable and our existing resources can be leveraged to (i) develop new offerings and features, (ii) enhance our existing platform, and (iii) improve our operating infrastructure.

The Company may face significant costs with respect to legal fees incurred in the applications for licenses, continued regulatory requirements, and legal representation.

To acquire complementary businesses and technologies, we may need to pursue equity or debt financings to secure additional funds. Our ability to obtain additional capital will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

17

●

Continue to invest in our proprietary GM-X System platform’s functionality by expanding our gaming content library and third-party gaming content integrations. The Company plans to utilize its success and growing recognition in the market to negotiate additional distribution agreements with leading gaming content providers.

●	Move expeditiously to obtain regulatory approvals to operate in new regulated global markets.
●	Seek to form new relationships and partnerships with leading gaming companies to ensure larger distribution channels, more global markets and a broader range of gaming content.
●	Continue to acquire new casino operator customers in existing and new regulated markets.
●	Continue to invest in sales and marketing initiatives to aggressively pursue new deployment opportunities.
●	Investing in sales and marketing initiatives to drive UK and Mexican customers to the respective RKings and Mexplay platforms.
●	Expanding the prizes and prize options available to customers on the RKings and Mexplay platforms.
●	Expand our gaming content development capabilities.
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

 Employees and Employee Relations

As of the date of this Report, we have thirty employees (three full-time employees from GMGI, eighteen full-time employees and two part-time employees from Global Technology Pty Ltd (“GTG”) and seven full-time employees from RKings) and also engage consultants from time to time as needed. Additionally, Mr. Omar Jimenez, our Chief Financial Officer and Chief Compliance Officer, serves as a full-time consultant to the Company. Mr. Aaron Johnston, previously a member of the Board of Directors, now serves as a consultant to the Company.

We have consultants and staff located in multiple countries and a significant level of operations outside of the U.S. We have software development, customer support and sales centers in the Philippines, Australia, Taiwan and the UK, which account for most of our software development, support, sales and operating personnel. This subjects us to additional costs, regulations and risks that could adversely affect our operating results.

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

Industry and Market

According to an August 2022 report by Mordor Intelligence, the online gaming industry is expected to witness substantial growth over the next five years, the global gaming market was valued at USD $198.40 billion in 2021, and it is expected to reach a value of USD $339.95 billion by 2027, which would be a compounded annual growth rate (CAGR) of 8.94% over 2022-2027.

Our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow.  A July 6, 2022 report by Statista reports that the total digital gaming market is predicted to be worth more than $197 billion in 2022.  As the number of video gamers worldwide approaches three billion, APAC is home to over half of these gamers.  The video gaming market size in APAC is $53.4 billion with 1.48 billion gamers in Asia. Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

According to actionnetwork.com, as of November 22, 2022, sports betting is legal in 33 states. As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment such as RKings and Mexplay.

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

The Alderney Gaming Control Commission offers two categories of eGambling licenses: (1) A Category 1 License authorizes the organization and preparation of gambling operations, namely the registration and verification of players, the contractual relationship with them, and the management of player funds; and (2) A Category 2 License authorizes the effecting of the gambling transaction including operational management of a gambling platform located within an approved hosting center.

Global Technology Group Pty currently holds an AGCC Category 2 Associate Certificate.

A Category 2 Associate is an entity to whom a Category 1 eGambling licensee transfers customers, or allows them to be transferred, for the purpose of that entity effecting gambling transactions with the customer or arranging for those customers to gamble with others.

An eGambling license from the AGCC can be used by a licensee to operate in any country where it is legal to do so. In some countries, including the UK for example, a licensee will also be required to obtain a local license issued by that country if accessing that market.

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

Prize competitions are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services; therefore, a gambling or lottery license is not required in the UK. The prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.

Currently, gambling in Mexico is governed by the Regulations of the Federal Games and Draws Law, as amended. The Gaming Law provides that the conduct of games (where bets are crossed and draws of numbers or symbols occur) require a permit from SEGOB. In addition, the Gaming Law provides that the federal executive power, through SEGOB, will regulate, authorize, control, and supervise any kind of games where bets are crossed and draws occur and the operation of online gambling must be expressly authorized in the relevant permit granted by SEGOB.  In addition to obtaining a permit for online gambling or a drawing of numbers and/or symbols, operators must also meet certain operating conditions, such as having a reliable remote betting system, cash control system and an internal control system. In connection with operating an online casino in Mexico, the Company applied for and was granted a gaming permit in Mexico through its subsidiary Golden Matrix MX.

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

U.S. Regulatory Environment

State Level

According to actionnetwork.com, as of November 22, 2022, sports betting is legal in 33 states. As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

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

Republic of Ireland Regulatory Environment

In the Republic of Ireland, the relevant law relating to online gaming is the Gaming and Lotteries Act of 1956, as amended by the Gaming and Lotteries (Amendment) act of 2019. The Gaming and Lotteries Act recently underwent significant amendments by way of the Gaming and Lotteries (Amendment) Act 2019 (2019 Act), which came into force on December 1, 2020. The 2019 Act introduced a cohesive licensing regime for gaming, such that any gaming is considered unlawful if it is not subject to a gaming permit or a gaming license. The 2019 Act has also introduced a coherent licensing and permit regime for lotteries. Previously, an exemption existed for private lotteries in certain limited circumstances. The 2019 Act has removed a prior exemption, meaning that such lotteries can only proceed under a license or a permit. However, if a free entry route to the competition is provided, or a question is asked so that the competition is not a game of chance, it will not be a lottery and not subject to the 2019 Act. RKingsCompetitions, Ltd’s competitions are open to residents of the United Kingdom and the Republic of Ireland and the competitions have both a random simple level question of basic intellectual acumen that is asked to elicit a simple basic level of responses as well as a free entry route, therefore RKingsCompetitions, Ltd’s competitions are not considered lotteries and are exempt from 2019 Act.

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

Compliance with the GDPR requires us to incur compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20 million (£17.5 million under the UK GDPR) (or approximately $19.7 million and $19.9 million, respectively, as of October 31, 2022), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress).

Mexican. Regulatory Environment

Gambling is currently permitted in Mexico, subject to obtaining government authorization to conduct gaming activities from the competent authority. Gambling is generally an activity subject to federal regulation rather than state or local level regulation.

Currently, gambling in Mexico is governed by the Regulations of the Federal Games and Draws Law (“Gaming Law”), as amended.

The Gaming Law provides that the conduct of games where bets are crossed and draws of numbers or symbols occur requires a permit from the Ministry of the Interior (Secretaría de Gobernación) (SEGOB). In addition, the Gaming Law provides that the federal executive power, through SEGOB, will regulate, authorize, control and supervise any kind of games where bets are crossed and draws occur.

There is currently no specific legal definition of online gambling in Mexican law; however the operation of online gambling must be expressly authorized in the relevant permit granted by SEGOB.

               As well as obtaining a permit for online gambling or a drawing of numbers and/or symbols, operators must also meet certain operating conditions, such as having a reliable remote betting system, cash control system and an internal control system.

A Mexican gaming permit was approved on July 13, 2022 allowing the Company to undertake online gambling for two years and will automatically renew thereafter for additional two year periods, without additional payment.

Summary of Recent Material Agreements

RKings Notice of Breach

Effective on November 1, 2021, we acquired 80% of RKings as discussed above.

On June 1, 2022, the Company notified the Sellers that the Sellers were in default under the Purchase Agreement and demanded that Sellers cease and desist from all activity in violation of the Purchase Agreement, including (1) use of Company confidential data in breach of the non-disclosure requirements of the Purchase Agreement, (2) tortious interference with the Company’s business and customer relationships, and (3) exploitation of Company assets for personal gain. We also notified the Sellers that they have breached the Shareholders Agreement as well as their fiduciary duties as stipulated in the Shareholders Agreement dated November 29, 2021.

In addition, the Company notified the Sellers of their indemnification obligations under the Purchase Agreement and the Company’s decision to terminate the Sellers’ right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration. In addition, the Company has the right to set off any amounts which are the subject of an indemnification claim against such Holdback Amount and Earn-Out Consideration.

RKings Settlement & Release

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two Sellers. The Settlement Agreement was entered into in order to partially settle certain breaches of the Purchase Agreement which the Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. However, the Company is in dispute with Mr. Paul Hardman (the other seller of the 80% interest in RKings, described above) with regards to the Holdback Amount of $573,000 that he has alleged is owed to him.  That amount is accrued and included in the Company’s liabilities. The Company’s dispute and claims against Mr. Hardman stem from the breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement.

                RKings Buyout

The Company paid the Sellers (a) GBP £3,000,000; and (b) 666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock; and agreed to pay the Sellers additional shares of common stock of the Company equal to (i) 80% of the Company’s net asset value of RKings as of October 31, 2021 (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement), divided by (ii) $8.00 per share. The Sale and Purchase Agreement also provided the Sellers the rights to earn additional earn-out consideration, equal in value to GBP £4,000,000, subject to the terms of the Sale and Purchase Agreement payable at the option of the Company in either (a) cash; or (b) shares of Company common stock.

The RKings Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which provides various rights and restrictions on the owners of RKings. One of those rights was a buyout right provided to the Company (the “Buyout Right”), which beginning on May 29, 2022 (the date that was six months from November 29, 2021), which provided the Company, upon written notice to the Sellers, the right to purchase all, but not less than all, of the shares of RKings then held by the Sellers (i.e., the 20% of RKings retained by such Sellers following the closing of the Purchase Agreement) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”). The Buyout Price was payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share or any combination thereof.

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the Sellers. In connection with such exercise, the Company agreed to pay each Seller USD $661,773, which is equal to their pro rata portion of the Buyout Price, which was satisfied by the issuance by the Company to each Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement)(an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

On November 30, 2022, the Company completed the purchase of 10% of RKings from each Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings.

Effective on November 4, 2022, the Shareholders Agreement was automatically terminated as the Company became the sole owner of RKings.

Golden Matrix MX Acquisition

On July 11, 2022, the Company entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition was closed on September 7, 2022. The Company launched its licensed proprietary B2C online casino in Mexico on November 1, 2022, via its majority-owned subsidiary Golden Matrix MX. The online casino, Mexplay, (www.mexplay.mx), is an online site in Mexico which features an extensive number of table games, slots, as well as a sportsbook, and offers tournament competition prizes similar to those offered by RKings.

GMG Assets Acquisition

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston a then member of the Board of Directors of the Company and Mark Weir a then 10% shareholder in RKings, were the owners of GMG Assets, and as such are both related parties to the Company.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the Sellers 25,000 British pound sterling (GBP) (approximately $29,000) for 100% of GMG Assets, which represented the combined costs paid by the Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business.

Additionally, the Company agreed to pay Mr. Weir a monthly cash incentive bonus to assist in the running of GMG Assets. The bonus structure provides for the payment to Mr. Weir of 100% of the profits generated up to 50,000 GBP) (approximately $58,000) then thereafter 10% of the profits generated by GMG Assets up to a maximum of 150,000 GBP per annum. The aforementioned profits will be calculated as revenues less cost of goods sold, less any taxes paid or incurred. A cash alternative maximum percentage of the prize value in RKings will be set by the Board of Directors of the Company, from time to time.

Meridian Purchase Agreement

On January 11, 2023, we entered into a Sale and Purchase Agreement of Share Capital (the “Meridian Purchase Agreement”) with Aleksandar Milovanovic, Zoran Milosevic (“Milosevic”) and Snezana Bozovic (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

The Meridian Companies operate online sports betting and gaming operations and are currently licensed and operating in more than 15 jurisdictions across Europe, Africa and South America.

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $50 million, due at the initial closing of the acquisition; (b) 56,999,000 restricted shares of the Company’s common stock (the “Phase 1 Closing Shares”), with an agreed upon value of $3.50 per share; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”); (d) $10,000,000 in cash and 4,285,714 restricted shares of Company common stock (the “Post-Closing Shares”) within five business days following the six month anniversary of the Phase 1 Closing (defined below) if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Post-Closing Consideration”); (e) a promissory note in the amount of $10,000,000 (the “Promissory Note”), due nine months after the Phase 1 Closing; and (f) 4,000,000 shares of the Company’s restricted common stock payable at the Phase 2 Closing (defined below)(the “Phase 2 Shares”). The Phase 1 Closing Shares, Series C Preferred Stock, Post-Closing Shares and Phase 2 Shares, are collectively defined herein as the “Purchase Shares”.

The purchase of 100% of the Meridian Companies pursuant to the Meridian Purchase Agreement is defined herein as the “Purchase”. The agreed upon aggregate value of the transaction is $298,500,000 (the “Purchase Price”).

The Purchase is contemplated to close in two phases, with phase 1 being the purchase of 100% of each of the Meridian Companies other than Meridian Serbia, together with 90% of Meridian Serbia (“Phase 1 Closing”); and phase 2 being the purchase of the remaining 10% of Meridian Serbia (“Phase 2 Closing”).

The Phase 1 Closing is required to occur prior to June 30, 2023 and the Phase 2 Closing is required to occur prior to October 31, 2023, unless extended by the mutual consent of the parties.

In the event of the occurrence of a change of control of the Company following the closing, the Post-Closing Consideration and amounts due pursuant to the Promissory Note are immediately due and payable.

The closing of the Purchase is subject to certain closing conditions (some of which apply only for the Phase 1 Closing and some of which apply for both the Phase 1 Closing and Phase 2 Closing), including (a) the delivery to each party of required board, and where applicable, shareholder approvals; (b) Meridian Sellers’ delivery of documentation and agreements evidencing the assets of the Meridian Companies, including intellectual property; (c) certain change of control notifications being submitted to the relevant jurisdictions governing the Meridian Companies; (d) delivery of customary good standing certificates, transfer documents, closing agreements; officer certificates and secretary certificates; (e) delivery of executed copies of certain shareholders agreements and restricted covenant agreements required to be entered into with various minority shareholders of certain subsidiaries of the Meridian Companies as a required condition of the Phase 1 Closing (collectively, the “Shareholder Agreements”); (f) delivery of the closing cash and equity compensation; (g) the entry into employment agreements between the Company and the Meridian Sellers in substantially the same form as the Company’s employment agreement with Anthony Brian Goodman, the Company’s Chief Executive Officer; (h) the Shareholder Approval (defined below); (i) the Amended and Restated Articles (defined below) being filed with the Secretary of State of Nevada; (j) the Company obtaining an opinion, in writing, to the effect that as of the date thereof and based upon and subject to the matters set forth therein, the Purchase is fair, from a financial point of view, to the Company and its shareholders; (k) the confirmation from the Nasdaq Capital Market that the Company’s common stock will continue to trade on the Nasdaq Capital Market following the Phase 1 Closing; (l) the delivery of customary legal opinions of the parties; and (m) confirmation that following the Phase 1 Closing, the Meridian Sellers will hold majority voting rights over the Company. The closing of the Purchase is also subject to the Company raising adequate funds to pay the required purchase price in connection therewith. If so required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the parties agreed to promptly make all filings under the HSR Act and to receive any and all required approvals required under the HSR Act, or for all waiting periods required thereunder to have expired prior to the Phase 1 Closing.

The Meridian Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $50 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to May 31, 2023 (or such other date as the parties may mutually agree), unless such failure is due to the party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 45 days after the date of the Meridian Purchase Agreement, unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (d) by the Company or the Meridian Sellers if the Phase 1 Closing has not been completed by June 30, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to the Due Diligence Termination Right (defined below); (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the HSR Act, to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

The Meridian Purchase Agreement may be also terminated by the Meridian Sellers or the Company at any time prior to the Phase 1 Closing Date if: (i) there shall be any actual action or proceeding which value is more than 1% of the Purchase Price, before any court or any governmental entity which shall seek to restrain, prohibit, or invalidate the transactions contemplated by the Meridian Purchase Agreement and which, in the judgment of the Meridian Sellers or the Company, made in good faith and based upon the advice of its legal counsel, makes it inadvisable to proceed with the Purchase; or (ii) any of the transactions contemplated by the Meridian Purchase Agreement are disapproved by any regulatory authority whose governmental approval is required to consummate such transactions (which does not include the Securities and Exchange Commission (SEC)) or in the judgment of the Meridian Sellers or the Company, made in good faith and based on the advice of counsel, there is substantial likelihood that any such governmental approval will not be obtained by the Required Closing Date) or will be obtained only on a condition or conditions which would be unduly and materially burdensome, making it inadvisable to proceed with the Purchase.

In the event of termination of the Meridian Purchase Agreement, no obligation, right or liability shall arise, and each party shall bear all of the expenses incurred by it in connection with the negotiation, drafting, and execution of the Meridian Purchase Agreement and the transactions contemplated thereby, except in connection with the Break-Fee (discussed below).

Additionally, we have agreed to issue $3 million in restricted stock units to employees of the Meridian Companies (and their subsidiaries) within 30 days following the Phase 1 Closing in order to incentive such employees to continue to provide services to such entities following the Phase 1 Closing (the “Post-Closing Equity Awards”). The Post-Closing Equity Awards will be issued under a shareholder approved equity plan. Included in Post-Closing Equity Awards will be the award of Restricted Stock Units to the directors nominated for appointment to the Board of Directors by the holders of the Company’s Series C Voting Preferred Stock, as described in greater detail in the Meridian Purchase Agreement.

Pursuant to the Meridian Purchase Agreement we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek shareholder approval for the issuance of the Purchase Shares, under applicable rules of the Nasdaq Capital Market, and adoption of amended and restated Articles of Incorporation (the “Amended and Restated Articles”) to remove our classified board of directors and amend certain other provisions of our Articles of Incorporation (collectively, the “Charter Amendments”), promptly after the Meridian Sellers have delivered the financial statements required by Regulation S-X for filing in such Proxy Statement, and to hold a stockholders meeting promptly thereafter (subject to applicable law), to seek shareholder approval of the Charter Amendments and the issuance of the Purchase Shares. We are also required to hold a shareholders meeting to seek shareholder approval for the issuance of the Purchase Shares and Charter Amendments promptly after the SEC has confirmed that it has no comments on such Proxy Statement (the “Shareholder Approval”).

The Meridian Purchase Agreement includes a 60 day due diligence period during which the Company has the right, at the Company’s election, in its reasonable discretion, to terminate the Meridian Purchase Agreement if the Company determines in good faith, that such due diligence has revealed information which would constitute a material adverse effect on the Meridian Companies, or results in any of the representations or warranties of the Meridian Sellers set forth in the Meridian Purchase Agreement not being materially correct and true and the Meridian Sellers have the same right (the “Due Diligence Termination Right”).

To the extent that any term sheet, letter of intent or other agreement or understanding relating to the Required Financing includes any break-fee, termination fee, or other expenses payable by the Company upon termination thereof, to the proposed lender, financier, investment bank or agent (each a “Break-Fee”), despite the parties’ best efforts to avoid such a requirement, each of the Company and Meridian Sellers shall be responsible for 50% of any such Break-Fee, including any amounts required to be escrowed in connection therewith.

Promissory Note

The $10 million Promissory Note will accrue interest at 7% per annum (18% upon the occurrence of an event of default), with monthly interest payments of accrued interest due on the first day of each calendar month until its maturity date; and have a maturity date nine months after the Phase 1 Closing.  The Promissory Note will include customary events of default and require us to indemnify the holders thereof against certain claims.

Series C Voting Preferred Stock

The Series C Voting Preferred Stock is expected to have the following rights to be set forth in a designation of the Series C Voting Preferred Stock filed with the Secretary of State of Nevada prior to the Phase 1 Closing (the “Series C Designation”):

Voting Rights. The holders of the Series C Voting Preferred Stock, voting as a class, vote together with the holders of the Company’s common stock on all shareholder matters. At each vote, each share of Series C Voting Preferred Stock entitles the holder 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series C Preferred Stock).

Additionally, for so long as the Company’s Board of Directors has at least five members and for so long as the Series C Preferred Stock is outstanding, the Series C Voting Preferred Stock, voting separately, will have the right to appoint two members to the Company’s Board of Directors. If the Company’s Board of Directors shall have less than five members, the Series C Voting Preferred Stock, voting separately, will have the right to appoint one member to the Board of Directors. The holders of the Series C Voting Preferred Stock will also have the sole right to remove such persons solely appointed by the Series C Voting Preferred Stock and to fill vacancies in such appointees.

The Series C Preferred Stock will also require the consent of the holders of at least a majority of the issued and outstanding shares of Series C Preferred Stock to (i) amend any provision of the designation of the Series C Preferred Stock, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of any preferred stock of the Company, (iii) adopt or authorize any new designation of any preferred stock, (iv) amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series C Preferred Stock, (v) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series C Preferred Stock, (vi) issue any additional shares of preferred stock, or (vii) alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock.

Conversion Rights. The holders of the Series C Preferred Stock will have the right to convert each share of the Series C Preferred Stock into one share of the Company’s common stock at any time. The Series C Preferred Stock also provides for the automatic conversion of all outstanding shares of Series C Preferred Stock into common stock of the Company, on a 1 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Meridian Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, without taking into account the shares of common stock issuable upon conversion of the Series C Preferred Stock, or the first business day thereafter that the Company becomes aware of such.

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below and elsewhere in this Report. These risks include, but are not limited to, the following:

Risks Related to the Company’s Need for Additional Funding and Demand For Products and Services

•

our need for significant additional financing to grow and expand our operations, the availability and terms of such financing, and potential dilution which may be caused by such financing, if obtained through the sale of equity or convertible securities;

•	the impact of the COVID-19 pandemic, and other pandemics and epidemics, on the Company;
•

the potential effect of economic downturns and market conditions, including recessions, on the Company’s operations and prospects as a result of increased inflation, increasing interest rates, global conflicts and other events;

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	our limited operating history.

Risks Related to Our Business Operations and Industry

•	our reliance on suppliers of third-party gaming content and the cost of such content;
•	the ability of the Company to manage growth;
•	the ability of the Company to compete in its market and develop, market or sell new products or adopt new technology;
•	disruptions caused by acquisitions;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks relating to inventory management;
•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•

cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data and systems failures and resulting interruptions in the availability of our websites, applications, products, or services that could harm our business; and

•	our non-U.S. operations.

Risks Relating to Regulation

•	the effect of future regulation, the Company’s ability to comply with regulations (current and future) and potential penalties in the event it fails to comply with such regulations; and
•	material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.

Risks Related to Intellectual Property and Technology

•	we may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could unfavorably affect our operating results; and
•	the Company’s ability to protect proprietary information.

Risks Relating to our Management

•	the Company’s reliance on its management;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company; and
•	related party relationships, as well as conflicts of interest related thereto.

Risks Related to International Operations

•	The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results; and
•	foreign exchange risks.

Risks Relating to our Common Stock and Securities

•	dilution caused by efforts to obtain additional financing;
•	our ability to issue common and preferred stock without further shareholder approval;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	no assurance that we will be able to comply with Nasdaq’s continued listing standards; and
•	dilution caused by the sale of common stock or convertible securities.

Risks relating to the Meridian Purchase Agreement

•	dilution and a change of control which will result from the closing of the Meridian Purchase Agreement;
•	costs, fees and expenses, and the timing associated with, the Meridian Purchase Agreement;
•

the Company’s ability to meet conditions to closing the Meridian Purchase Agreement, including required funding, the terms and availability of such funding, and the ability of the parties to the Meridian Purchase Agreement to terminate such agreement, and potential break-fees due in connection therewith;

•	uncertainties while the Meridian Purchase Agreement is pending; and
•	risks related to the ability of the combined company to recognize the benefits of the acquisition.

Other risks

•	risks related to our governing documents and indemnification obligations;
•	risks related to future acquisitions;
•	risks related to inventory impropriety;
•	risks related to behavior and acts by management and/or employees to the detriment of the Company;
•	risks related to significant sales by officers, directors and third parties; and
•	Other risks disclosed below under “Item 1A. Risk Factors”.

Risks Related to the Company’s Need for Additional Funding and Demand For Products and Services

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.

We had working capital of $16,573,796 as of October 31, 2022. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions.

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

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain debt financing on favorable terms, if at all; and
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

Our business and operations have not been, but could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. The outbreak of the 2019 novel coronavirus disease (“COVID-19”), which was declared a global pandemic by the World Health Organization in 2020, and the related responses by public health and governmental authorities to contain and combat its outbreak and  severely impacted the U.S. and world economies in 2022 and 2021, with global economic activity returning to pre-COVID-19 levels, and continuing to increase in 2022. Demand for our products and services was not impacted by COVID-19; however, the long-term effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic on the Company, as well as user engagement continues to remain uncertain. Separately, economic recessions, including those brought on by the COVID-19 outbreak may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business from the coronavirus pandemic could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) decreases in the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (v) increasing contraction in the capital markets.

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

Additionally, our business depends on the overall demand for gaming platforms, systems and gaming content and other technology offerings, on the economic health of customers that benefit from our products. Economic downturns or unstable market conditions may cause customers to decrease or pause their acquisition budgets, which could reduce spending on our products and adversely affect our business, financial condition and results of operations. Similarly, economic downturns could also decrease the amount of disposable income end-users have available for gaming platforms, systems and gaming content. Additionally, as described above, public health crises may disrupt the operations of our customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact their business and results of operations, including cash flows.

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for our products and services.

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly in light of the COVID-19 pandemic, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led and in the future may lead, consumers to reduce their spending on gaming products and services, which in turn leads to a decrease in the demand for our products and services. Consumer demand for our products and services may decline as a result of an economic downturn, or economic uncertainty in the United States. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

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

Although the Company has generated net income of $648,072, $345,922, $398,080, and $1,982,892 for the nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020, respectively, the Company had a loss of $250,038 for the twelve months ended October 31, 2022. We don’t have a significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to maintain profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. Revenues from related party were $862,373, $2,140,266, $1,525,091, $1,633,702, $2,248,877 and $2,167,773, for the twelve months ended October 31, 2022 and 2021, the nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020, respectively. Revenues from third parties were $35,172,483, $9,145,465, $7,808,401, $1,637,951, $2,974,182 and $1,120,802 for the twelve months ended October 31, 2022 and 2021, the nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020, respectively. The increase of total revenue can be attributed to the increasing registered end-users from our third-party customers and the new revenue stream from RKings starting in fiscal 2022. Although we have generated net income in previous years, we may not generate profitable operations in the future to ensure our continued growth.

Risks Related to Our Business Operations and Industry

The Company’s planned Player2P gaming product is currently on hold and we may not move forward with such gaming product.

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product. The launch of the Peer-to-Peer gaming product is on hold until further notice, so that the Company can focus on other projects. This product, if released, will be marketed as the Player2P Platform (“Player2P”). The Player2P brand, if released, be focused solely on esports gambling and 18+ gaming (i.e., gaming by those 18 years of age and older). In the event we decide to move forward with the launch of Player2P, Player2P may not receive regulatory approvals, we may be unable to launch Player2P in the U.S. or other jurisdictions, or such launch might be impractical, which would ultimately cause such product not to be successful. In the event we choose not to launch Player2P, the funds used by the Company to develop such game may be lost, which may have a material adverse effect on our results of operations and/or prospects, and ultimately the value of our securities.

Our ongoing investment in new products, services, and technologies is inherently risky, and could divert management attention and harm our financial condition and operating results.

We have invested and expect to continue to invest in new products, services, and technologies, such as our Player2P product discussed above, the launch of which is currently on hold indefinitely. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, we may incur unanticipated liabilities. These endeavors may involve significant risks and uncertainties, including diversion of resources and management attention from current operations. In addition, new and evolving products and services, raise technological, legal, regulatory, and other challenges, which may negatively affect our brand and demand for our products and services. Because all of these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not harm our reputation, financial condition, and operating results.

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

A significant amount of our revenues come from a limited number of customers for the resale of our gaming content, and if we were to lose any of those customers, our results of operations could be adversely affected.

At the present time, we are dependent on a limited number of customers for the resale of our gaming content. The Company’s major revenues of reselling for the year ended October 31, 2022, were from four customers. As a result, in the event such customers do not pay us amounts owed, terminate work in progress, or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

In August 2021, we first became aware of certain Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to the Company’s accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act of 1978 (EFTA) and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. Through October 31, 2022, an additional $269,086 was replenished by Citibank which resulted in a balance due from Citibank of $67,498. On November 25, 2022, an additional $21,003 was replenished by Citibank. While these unauthorized transfers were for the most part remedied quickly, and we believe that our liability and exposure to such transfers is minimal as a result of the EFTA, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

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

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences.

The Company’s business requires it to use, transmit and store confidential information including, among other things, personally identifiable information (“PII”) with respect to the Company’s customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results. The Company’s business also requires it to share confidential information with third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures are not always effective and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.

For example, the Company may experience a security breach impacting the Company’s information technology systems that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage supplier relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company.

The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. In addition to the risks relating to general confidential information described above, the Company is also subject to specific obligations relating to payment card data. Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.

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

Certain of our operations are in, and sales take place outside of, the U.S. Compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business. As a result of our international operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

●	challenges caused by distance as well as language and cultural differences;
●	general economic conditions in each country or region;
●	regulatory changes;
●	political unrest, terrorism and the potential for other hostilities;
●	public health risks, particularly in areas in which we have significant operations;
●	longer payment cycles and difficulties in collecting accounts receivable;
●	difficulties in transferring funds from certain countries;
●	laws such as the UK Bribery Act 2010 and the U.S. Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials; and
●	reduced protection for intellectual property rights in some countries.

If we are unable to expand or adequately staff and manage our existing development operations located outside of the U.S., we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, and results of operations.

Because certain of our executive officers and directors live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to enforce judgment and civil liabilities against them. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by certain of our directors and officers.

Our Chief Executive Officer and Chief Operating Officer and certain of our directors currently live outside of the United States and all or a substantial portion of their assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers and directors who live outside of the United States or obtain judgments against them outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

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

We host our customers’ iGaming operations on a combination of proprietary and cloud servers including the Amazon Elastic Compute (EC2) Server. Such servers have in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. Additionally, we currently host our GM-X system on Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand, and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings. Any of the above circumstances or events may harm our reputation, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs, and impair our ability to attract new customers any of which could adversely affect our business, financial condition, and results of operations.

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

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

We have insurance policies with coverage features and insured limits that we believe are customary in their breadth and scope. However, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or could result in certain losses being totally uninsured. Market forces beyond our control may limit the scope of the insurance coverage we can obtain in the future or our ability to obtain coverage at reasonable rates. Certain catastrophic losses may be uninsurable or too expensive to justify obtaining insurance. As a result, if we suffer such a catastrophic loss, we may not be successful in obtaining future insurance without increases in cost or decreases in coverage levels.

                We have agreed to pay certain amounts to a consultant as a bonus in connection with the operations of GMG Assets.

                In October 2022, and effective in August 2022, we acquired 100% of GMG Assets, which was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. As part of such acquisition, the Company agreed to pay Mr. Mark Weir a monthly cash incentive bonus to assist in the running of GMG Assets. The bonus structure provides for the payment to Mr. Weir of 100% of the profits generated up to 50,000 GBP) (approximately $58,000) then thereafter 10% of the profits generated by GMG Assets up to a maximum of 150,000 GBP per annum. The aforementioned profits will be calculated as revenues less cost of goods sold, less any taxes paid or incurred. A cash alternative maximum percentage of the prize value in RKings will be set by the Board of Directors of the Company, from time to time.  The bonus payable as discussed above may materially decrease the amount of funds we generate from the operations of GMG Assets and/or disincentive Mr. Weir from generating profits after the first 50,000 GBP or 150,000 GBP.

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

Given the dynamic evolution of these industries, it can be difficult to plan strategically, including as it relates to product launches in new or existing jurisdictions which may be delayed or denied, and it is possible that competitors will be more successful than we are at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation in new and existing jurisdictions, we may become subject to additional compliance-related costs, including regulatory infractions, licensing, and taxes. If our product offerings do not obtain popularity or maintain popularity, or if they fail to grow in a manner that meets our expectations, or if we cannot offer our product offerings in particular jurisdictions that may be material to our business, then our results of operations and financial condition could be harmed.

Changes in the UK government’s or the Republic of Ireland’s rules relating to gaming could have a material negative impact on our business.

RKings is not currently subject to the UK government’s or The Republic of Ireland’s rules relating to gaming, as it is a skill game whereby the prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.  Future changes to such rules and regulations could require RKings and its operations to be subject to such rules and requirements, which could result in significant expenses, or potentially force us to change or abandon such current operations, and/or could result in significant fines and penalties.

Data privacy and security laws and regulations in the jurisdictions in which we do business could increase the cost of our operations and subject us to possible sanctions and other penalties.

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, we are subject to the GDPR, as discussed above under “Item 1. Business—Regulation—Non-U.S. Regulatory Environment”. Compliance with the GDPR requires us to incur significant compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20m (£17.5 million under the UK GDPR) (or approximately $19.7 million and $19.9 million, respectively, as of October 31, 2022), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress). Our non-compliance with the GDPR and/or other similar laws could result in significant penalties and liability for the Company.

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

According to actionnetwork.com, as of November 22, 2022, sports betting is legal in 33 states. As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

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

Legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense. Our business will likely also suffer if our products become obsolete due to changes in laws or the regulatory framework. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in states where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate.

Legislative or regulatory changes negatively impacting the gaming industry as a whole, or our customers in particular, could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

Material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.

We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming or new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any new or increased gaming or the material increase or adoption of additional taxes or fees, could have a material adverse effect on our future financial results, especially in light of our significant fixed rent payments.

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

Regulators and investors may perceive gaming software suppliers and operators similarly and consider their respective regulatory risk to be similar.

While operators that directly provide wagering services to their customers are generally perceived to be exposed to a greater degree of enforcement risk than their suppliers, in some jurisdictions, laws extend to directly impact such suppliers. Furthermore, a supplier’s nexus with a particular jurisdiction may expose it to specific enforcement risks, irrespective of whether there has been an attempt to bring proceedings against any supported operator. In some circumstances, enforcement proceedings brought against an operator may result in action being taken against a supplier (and even brought in the absence of the former).

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

There is a growing political and scientific consensus that greenhouse gas (“GHG”) emissions continue to alter the composition of the global atmosphere in ways that are affecting and are expected to continue affecting the global climate. We may become subject to legislation and regulation regarding climate change, and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, stockholders and nongovernmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Many states and countries have announced or adopted programs to stabilize and reduce GHG emissions and in the past federal legislation has been proposed in Congress. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, operating performance, or ability to compete. Climate change could have a material adverse effect on our financial condition, results of operations and cash flow.

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

We have previously identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. If we identify future material weakness in our disclosure controls and procedures and/or internal control over financial reporting, that could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. Our management previously determined that our disclosure controls and procedures were not effective as of October 31, 2021, and such controls and procedures were not effective for several years prior to October 31, 2021, provided that management has determined that our disclosure controls and procedures are effective as of October 31, 2022. Separately, management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, and determined that such internal control over financial reporting was not effective as a result of such assessment, provided that management has determined that our disclosure controls and procedures are effective as of October 31, 2022.

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

Risks Related to Intellectual Property and Technology

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

To protect or enforce our intellectual property rights, we may initiate litigation against third parties. Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may unintentionally provoke third parties to assert claims against us. These claims could invalidate or narrow the scope of our intellectual property. We may not prevail in any lawsuits that we may initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. The occurrence of any of these events may adversely affect our business, financial condition and results of operations.

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

Risks Relating to our Management

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

Anthony Brian Goodman, our Chief Executive Officer and Chairman, as well as our principal shareholder, currently controls approximately 53.9% of the voting power of our capital stock (including shares of common stock which will be issuable to Mr. Goodman upon the vesting of Restricted Stock Units upon the filing of this Report), including as a result of his ownership of 1,000 shares of Series B Preferred Stock which vote 7,500,000 shares on all shareholder matters. As a result, Mr. Goodman can influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because of Mr. Goodman’s voting control, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This concentrated control limits or severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities.

Anthony Brian Goodman, our Chief Executive Officer and Chairman beneficially owns greater than 50% of our outstanding voting shares, which causes us to be deemed a “controlled company” under the rules of Nasdaq.

Anthony Brian Goodman, our Chief Executive Officer and Chairman, our principal shareholder, controls approximately 53.9% of the voting power of our capital stock as of the date of this Report (including shares of common stock which will be issuable to Mr. Goodman upon the vesting of Restricted Stock Units upon the filing of this Report), including as a result of his ownership of 1,000 shares of Series B Preferred Stock which vote 7,500,000 shares on all shareholder matters. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

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

The employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer and Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, provide for the payment of certain severance payments upon termination.

The employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer and Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer provide that if either are terminated during the term of such agreements by the Company without cause (as defined in the agreement) or by the executive for good reason (as defined in the agreement), such executives are due a severance payment. That severance payment is equal to (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Goodman’s then current annual basic salary (six months of Ms. Feng’s plus (ii) an amount equal to his targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”). Additionally, if either executive is terminated (a) by the Company for any reason other than cause or due to illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined in the agreements) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments). Additionally, if either executive is involuntarily terminated, any unvested options vest immediately and are exercisable until the later of the original termination date thereof and 24 months after such termination date.

Potential competition from our existing executive officers, after they leave their employment with us, and subject to the non-compete terms of their employment agreements, could negatively impact our profitability.

Although Mr. Anthony Brian Goodman, our Chief Executive Officer and Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, are prohibited from competing with us while they are employed with us and for twelve months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such twelve-month period ends. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or have a material adverse effect on our revenues, results of operations and cash flows. Any of the foregoing could reduce our future revenues, earnings or growth prospects.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results including foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

It is expected that moving forward, the Company will derive more than 60% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar.  For the year ended October 31, 2022, the Company derived 62% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

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

In addition, as the majority of the Company’s revenue is generated from transactions denominated in currencies other than the United States and the Canadian dollar, fluctuations in the exchange rate between the U.S. dollar, the Pound Sterling, the Euro and other currencies may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the United States dollar, particularly the Euro and the Pound Sterling. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of our assets outside of the United States. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this Report, we have 35,574,526 shares of common stock issued and outstanding (which is expected to increase to 36,099,526 after the filing of this Report upon the vesting of certain restricted Stock Units) and 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The holder of the shares of the Series B Voting Preferred Stock (Anthony Brian Goodman, our Chief Executive Officer and Chairman) has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.

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

Our Series B Voting Preferred Stock provides the holder(s) thereof majority voting power over the Company.

As of the date of this Report, we have 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman is the holder of the shares of the Series B Voting Preferred Stock.  The Series B Preferred Stock, includes (a) the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time after May 20, 2022; (b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date when the aggregate beneficial ownership of the Company’s common stock of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding, or the first business day thereafter that the Company becomes aware of such; and (c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock).

As such, the Series B Voting Preferred Stock in effect votes approximately 17% of the current total vote on all shareholder matters and exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, the power to prevent or cause a change in control and to determine the outcome of most matters submitted to a vote of our shareholders. The interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This preferred share structure severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities. See also the risk factor entitled, “Anthony Brian Goodman, our Chief Executive Officer and Chairman, exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control”, below for additional risks related to Mr. Goodman’s voting control over the Company.

Certain warrants we have granted include anti-dilutive rights

In connection with our October 2021 placement of common stock and warrants, we granted the investors in the offering warrants to purchase 496,429 shares of common stock, which have a term of three years, and an exercise price of $8.63 per share (subject to customary adjustments for stock splits, dividends and recapitalizations). Additionally, the exercise price of the warrants include anti-dilution rights, which provide that if at any time the warrants are outstanding, we issue (or announce any offer, sale, grant or any option to purchase or other disposition) or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) any common stock or common stock equivalents for consideration less than the then current exercise price of the warrants, the exercise price of such warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities. Notwithstanding the above, certain excepted issuances do not trigger a reset of the anti-dilution rights, including the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company pursuant to any stock or option plan for services rendered to the Company, (b) securities issuable upon the exercise or exchange of or conversion of any securities outstanding as of the date of grant, and (c) securities issued pursuant to acquisitions or strategic transactions, provided that such securities are issued as “restricted securities” and carry no registration rights that require or permit the filing of any registration statement in connection therewith (subject to certain exceptions), and provided that such issuances are only made to an owner of an asset (or the equity holders thereof) in a business synergistic with the business of the Company, in case subject to certain other requirements. The reduction of the exercise price of the warrants in the event that we offer, sell, grant or issue, or are deemed to have offered, sold, granted or issued shares of common stock below the then exercise price of the warrants, could result in the Company receiving significantly less consideration upon the exercise of the warrants (or in some cases only nominal consideration), result in greater dilution to existing shareholders, and/or create additional overhang for our common stock. Any or all of the above could have a material adverse effect on the trading price of our common stock.

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

The issuance of common stock upon conversion of our outstanding Series B Preferred Stock will cause immediate and substantial dilution to existing shareholders and the sale of common stock upon conversion of our outstanding Series B Preferred Stock may depress the market price of our common stock.

As of the date of this Report, we had 1,000 outstanding shares of Series B Preferred Stock, all of which were held by Anthony Brian Goodman, the Chief Executive Officer and Chairman of the Company. Each holder of Series B Preferred Stock may, at its option, convert each of its shares of Series B Preferred Stock into 1,000 shares of common stock, or 1,000,000 shares of common stock in aggregate. The conversion of the Series B Preferred Stock into common stock of the Company will cause significant dilution to the then holders of our common stock.

Additionally, if conversions of our outstanding Series B Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of our outstanding Series B Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holder of the Series B Preferred Stock, then the value of our common stock will likely decrease.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $10.72 per share and as low as $2.21 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

Compliance, Reporting and Listing Risks

We incur significant costs to ensure compliance with U.S. and Nasdaq Capital Market reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and Nasdaq Capital Market corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and The Nasdaq Capital Market. The rules of The Nasdaq Capital Market include requiring us to maintain independent directors, comply with other corporate governance requirements and pay annual listing and stock issuance fees. All of such SEC and Nasdaq obligations require a commitment of additional resources including, but not limited to, additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC-reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and inline eXtensible Business Reporting Language (iXBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC, and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

The additional costs we continue to incur in connection with becoming a reporting company (expected to be several hundred thousand dollars per year) will continue to further stretch our limited capital resources. Due to our limited resources, we have to allocate resources away from other productive uses in order to continue to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to continue to meet our reporting and filing obligations with the SEC as they come due.

We need to meet certain continued listing requirements of The Nasdaq Capital Market in order to not have our common stock delisted from such markets.

We need to continue to meet the continued listing standards of The Nasdaq Capital Market. Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq generally requires listed companies to maintain at least $2.5 million in shareholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, have an audit committee of at least three members, and to maintain a stock price over $1.00 per share, among other requirements. If we fail to timely comply with the applicable requirements of The Nasdaq Capital Market, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the applicable market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without Nasdaq Capital Market, shareholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQX Market or OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The Nasdaq Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Risks Related To our Governing Documents and Nevada Law

Our Bylaws provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers or directors.

Our Bylaws provide that we shall indemnify our directors and officers to the fullest extent not prohibited by the Nevada Revised Statutes; and, provided, further, that we are not required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors, (iii) such indemnification is provided by the Company, in its sole discretion, pursuant to the powers vested in the Company under the Nevada Revised Statutes, or (iv) such indemnification is required to be made pursuant to the terms of the Bylaws. We also have power to indemnify our employees and other agents as set forth in the Nevada Revised Statutes. Our Bylaws also provide that we are required to advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer, of the corporation, or is or was serving at the request of the Company as a director or executive officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefor, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the Bylaws or otherwise.

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

Our Articles of Incorporation contains a specific provision that limits the liability of our directors and officers for monetary damages to the Company and the Company’s shareholders to the fullest extent permitted by Nevada law and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a specific provision that limits the liability of our directors and officers to the fullest extent permitted by the Nevada Revised Statutes. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors, as well as pursuant to certain indemnification agreements. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Anti-takeover provisions in our Articles of Incorporation, as amended and our Bylaws, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

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

Any provision of our Articles of Incorporation, as amended or Bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our Articles of Incorporation allow for our Board of Directors to create new series of preferred stock without further approval by our shareholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

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

Risks Related to the Transactions Contemplated by the Meridian Purchase Agreement

The number of shares of common stock issuable pursuant to the Meridian Purchase Agreement will cause significant dilution to existing shareholders.

Pursuant to the Meridian Purchase Agreement, following the initial closing of the Meridian Purchase Agreement, the Meridian Sellers are expected to own approximately 61.6% of the aggregate outstanding shares of common stock of the Company and approximately 60.0% of our outstanding voting shares, with the Company’s shareholders prior to the initial closing date holding approximately 38.4% of the aggregate outstanding common stock and approximately 40.0% of the aggregate voting shares of the combined company, which Seller ownership will increase to approximately 62.8% of the Company’s total voting shares upon the final closing of the Meridian Purchase Agreement, and assuming the post-closing shares are issued. As a result, the total shares of common stock and preferred stock issuable upon initial closing of the Meridian Purchase Agreement will cause significant dilution to existing shareholders, and result in a change of control.

The number of shares of common stock and preferred stock that will be issuable in the Meridian Purchase Agreement are not adjustable based on the market price of the Company’s common stock, so the shares issued at the closing may have a greater or lesser value than the market price at the time the Meridian Purchase Agreement was signed.

The number of shares of common stock issuable at the closings of the Meridian Purchase Agreement is fixed. Any changes in the market price of the Company’s common stock before the closings will not affect the number of shares the Meridian Sellers will be entitled to receive pursuant to the Meridian Purchase Agreement. Therefore, if before the closing, the market price of the Company’s common stock declines from the market price on the date of the Meridian Purchase Agreement, then the Meridian Sellers could receive consideration with a substantially lower value. Similarly, if before the completion of the Meridian Purchase Agreement, the market price of the Company’s common stock increases from the market price on the date of the Meridian Purchase Agreement, then the Meridian Sellers could receive consideration with substantially more value for their shares of the Meridian Companies capital stock than the parties had negotiated for in the establishment of the initial value per share of Company common stock ($3.50 per share). The Meridian Purchase Agreement does not include a price-based termination right.

The market price of the Company’s common stock following the Meridian Purchase Agreement may decline as a result of the transactions.

The market price of the Company’s common stock may decline as a result of the Meridian Purchase Agreement for a number of reasons, including if:

•	investors react negatively to the combined company’s business and prospects; or

•	the performance of the combined company’s business or its prospects are not consistent with the expectations of financial or industry analysts.

The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Meridian Purchase Agreement.

Pursuant to the Meridian Purchase Agreement, following the initial closing of the Meridian Purchase Agreement, the Meridian Sellers are expected to own approximately 61.6% of the aggregate outstanding shares of common stock of the Company and approximately 60.0% of our outstanding voting shares, with the Company’s shareholders prior to the initial closing date holding approximately 38.4% of the aggregate outstanding common stock and approximately 40.0% of the aggregate voting shares of the combined company, which Seller ownership will increase to approximately 62.8% of the Company’s total voting shares upon the final closing of the Meridian Purchase Agreement, and assuming the post-closing shares are issued. In addition, the seven-member board of directors of the combined company will initially be comprised of two members selected by the Meridian Sellers (which appointment right is set forth in the designation of the Series C Voting Preferred Stock) and five directors selected by the current members of the board of directors of the Company. Consequently, the Company’s shareholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company.

The Company’s shareholders may not realize a benefit from the Meridian Purchase Agreement commensurate with the ownership dilution they will experience in connection with the Meridian Purchase Agreement.

If the combined company is unable to realize the full strategic and financial benefits anticipated from the Meridian Purchase Agreement, the Company’s shareholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Meridian Purchase Agreement.

Regulatory and other approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Meridian Purchase Agreement.

Before the Meridian Purchase Agreement may be completed, applicable approvals may need to be obtained under certain laws and regulations and from various third parties. In deciding whether to grant regulatory clearances and approvals, the relevant governmental entities may consider, among other things, the effect of the Meridian Purchase Agreement on competition within their relevant jurisdiction. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the Meridian Purchase Agreement or that obtaining the consent of such regulators or third parties will not result in additional material costs. In addition, any such conditions, terms, obligations or restrictions may result in the delay or abandonment of the Meridian Purchase Agreement.

The consummation of the Meridian Purchase Agreement will result in a change of control of the Company.

Due to the significant number of shares issuable at the initial closing of the Meridian Purchase Agreement (i.e., 56,999,000 shares of the Company’s common stock and 1,000 shares of Series C Voting Preferred Stock, which vote 7,500,000 voting shares on all shareholder matters), a change of control of the Company will be deemed to have occurred, and the Meridian Sellers will obtain voting control of the Company. Additionally, the Meridian Sellers will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the initial closing of the Meridian Purchase Agreement will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove the directors appointed by the Meridian Sellers, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. An owner of the Company’s securities should keep in mind that your shares, and your voting of such shares, will likely have little effect on the outcome of corporate decisions.

The Meridian Purchase Agreement contains provisions that may discourage other companies from trying to combine with us on more favorable terms while the Meridian Purchase Agreement is pending.

The Meridian Purchase Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our shareholders than the Meridian Purchase Agreement. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

The lack of a public market for the Meridian Companies shares makes it difficult to determine the fair market value of the Meridian Companies, and the consideration to be issued to the Meridian Sellers may exceed the actual value of the Meridian Companies.

The outstanding capital stock of the Meridian Companies are privately held and is not traded on any public market, which makes it difficult to determine the fair market value of the Meridian Companies. There can be no assurances that the consideration to be issued to the Meridian Sellers will not exceed the actual value of the Meridian Companies.

Completion of the acquisition of the Meridian Companies is subject to certain conditions, and if these conditions are not satisfied or waived, the acquisition will not be completed. We may owe certain break-fees in the event the Meridian Purchase Agreement is terminated.

The obligations of the parties to the Meridian Purchase Agreement to complete such sale and purchase are subject to satisfaction or waiver (if permitted) of a number of conditions, including the Company raising required funding, the Meridian Sellers and the Meridian Companies entering into various shareholder agreements with the minority shareholders of the subsidiaries of the Meridian Companies and the Company’s shareholders approving the acquisition. The satisfaction of all of the required conditions could delay the completion of the transaction for a significant period of time or prevent it from occurring. Any delay in completing the acquisition could cause the Company not to realize some or all of the benefits that the Company expects to achieve if the acquisition is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of the acquisition will be satisfied or waived or that the acquisition will be completed.

To the extent that any term sheet, letter of intent or other agreement or understanding relating to the Required Financing includes any break-fee, termination fee, or other expenses payable by the Company upon termination thereof, to the proposed lender, financier, investment bank or agent (each a “Break-Fee”), despite the parties’ best efforts to avoid such a requirement, each of the Company and Meridian Sellers shall be responsible for 50% of any such Break-Fee, including any amounts required to be escrowed in connection therewith. Any Break-Fee payable by us may be material and may have an adverse effect on our cash flows, liquidity and results of operations.

Failure to complete the acquisition of the Meridian Companies could negatively impact our stock price and future business and financial results.

If the acquisition of the Meridian Companies is not completed, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we will not realize the benefits expected from the acquisition of the Meridian Companies, including a potentially enhanced competitive and financial position, expansion of assets and operations, and economies of scale, and therefore opportunities, and will instead be subject to all the risks we currently face as an independent company;

•	we may experience negative reactions from the financial markets and our partners and employees;

•	the Meridian Purchase Agreement places certain restrictions on the conduct of our business prior to the completion of the acquisition of the Meridian Companies or the termination of the Meridian Purchase Agreement. Such restrictions, the waiver of which is subject to the consent of the counterparties to such agreement, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Meridian Purchase Agreement; and

•	matters relating to the acquisition of the Meridian Companies (including integration planning, negotiation of the purchase agreement and ancillary agreements, required proxy statements and other disclosures) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us.

Significant costs are expected to be incurred in connection with the consummation of the acquisition of the Meridian Companies and integration of the Company and the Meridian Companies into a single business, including legal, accounting, financial advisory and other costs.

If the acquisition of the Meridian Companies is consummated, the Company is expected to incur significant costs in connection with integrating the Meridian Companies operations. These costs may include costs for:

•	employee redeployment, relocation or severance;

•	integration of information systems; and

•	reorganization or closures of facilities.

In addition, the Company expects to incur a number of non-recurring costs associated with combining the operations of the Meridian Companies, which cannot be estimated accurately at this time. The Company will also incur transaction fees and other costs related to the acquisition of the Meridian Companies. Additional unanticipated costs may be incurred in the integration of the Meridian Companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance that the Company will be successful in these integration efforts.

Combining the Meridian Companies and the Company may be more difficult, costly or time-consuming than expected and the Company may fail to realize the anticipated benefits of the acquisition of the Meridian Companies, including expected financial and operating performance of the Company.

The success of the acquisition of the Meridian Companies will depend, in part, on the Company’s ability to realize anticipated cost savings from combining the businesses of the Company and the Meridian Companies. To realize the anticipated benefits and cost savings from the acquisition of the Meridian Companies, the Company must successfully integrate and combine the business of the Meridian Companies in a manner that permits those cost savings to be realized. If the Company is not able to successfully achieve this objective, the anticipated benefits of the Meridian Companies may not be realized fully or at all or may take longer to realize than expected.

The Company and the Meridian Companies have operated, and until the completion of the acquisition of the Meridian Companies, must continue to operate independently. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers and employees or to achieve the anticipated benefits and cost savings. Integration efforts may also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and the Meridian Companies during this transition period and for an undetermined period after completion of the acquisition of the Meridian Companies.

We will need to raise significant additional capital to complete the acquisition of the Meridian Companies.

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $50 million, due at the initial closing of the acquisition; (b) 56,999,000 restricted shares of the Company’s common stock (the “Phase 1 Closing Shares”), with an agreed upon value of $3.50 per share; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”); (d) $10,000,000 in cash and 4,285,714 restricted shares of Company common stock (the “Post-Closing Shares”) within five business days following the six month anniversary of the Phase 1 Closing (defined below) if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Post-Closing Consideration”); (e) a promissory note in the amount of $10,000,000 (the “Promissory Note”), due nine months after the Phase 1 Closing; and (f) 4,000,000 shares of the Company’s restricted common stock payable at the Phase 2 Closing (defined below)(the “Phase 2 Shares”).

We currently estimate that we will need raise approximately $50.0 million to complete such acquisition. We plan to raise this funding through the sale of debt; however, we have not entered into any loan agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

We anticipate financing a portion of the purchase price of the Meridian Companies by way of debt which is expected to be secured by a priority security interest in substantially all of our assets.

As described above, we currently anticipate the need for approximately $50 million of additional funding to complete the acquisition of the Meridian Companies. We have not entered into any loan documents relating to the funding to date. In the event that such funding is available to us, and we are able to borrow such planned funding, we anticipate our obligations under the debt facility being secured by a priority security interest in substantially all of our assets. We further expect that substantially all of our subsidiaries would be required to guarantee our obligations under such loan facility. As such, our creditors will likely have security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, and in the event we default under such facility, the lenders may be able to take control of our assets and operations, force a sale of our assets, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

Our failure to comply with the covenants in any documents governing future indebtedness could materially adversely affect our financial condition and liquidity.

In connection with our planned debt facility discussed above, we anticipate being subject to certain affirmative and negative covenants and to be subject to financial covenants. A breach of any of these covenants, if uncured or unwaived, could lead to an event of default, which in some circumstances could give our creditors the right to demand that we accelerate repayment of amounts due and/or enforce their rights under the debt agreement. In the event of any such breach, we may need to seek covenant waivers or amendments from our creditors or seek alternative or additional sources of financing, and we may not be able to obtain any such waivers or amendments or alternative or additional financing on acceptable terms, if at all. In addition, any covenant breach or event of default could harm our credit rating and our ability to obtain additional financing on acceptable terms. The occurrence of any of these events could have a material adverse effect on our financial condition and liquidity and/or cause our lenders to pursue enforcement remedies available to them under their respective debt agreements which could ultimately result in foreclosure, which would have a material adverse effect on our operations and the value of our securities.

We will be subject to business uncertainties and contractual restrictions while the acquisition of the Meridian Companies is pending.

Uncertainty about the effect of the acquisition of the Meridian Companies on employees and partners may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the acquisition of the Meridian Companies is completed, and could cause partners and others that deal with us to seek to change existing business relationships, cease doing business with us or cause potential new partners to delay doing business with us until the acquisition of the Meridian Companies has been successfully completed or terminated. Retention of certain employees may be challenging during the pendency of the acquisition of the Meridian Companies, as certain employees may experience uncertainty about their future roles or compensation structure. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the acquisition of the Meridian Companies could be negatively impacted. In addition, the acquisition of the Meridian Companies restricts us from making certain acquisitions and taking other specified actions until the acquisition of the Meridian Companies is completed without certain consents and approvals. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the acquisition of the Meridian Companies or the termination of the Meridian Purchase Agreement.

The Meridian Purchase Agreement may be terminated in accordance with its terms and the acquisition of the Meridian Companies may not be completed.

The Meridian Purchase Agreement is subject to several conditions that must be fulfilled in order to complete the Acquisition of the Meridian Companies. These conditions to the closing of the acquisition of the Meridian Companies may not be fulfilled and, accordingly, the acquisition of the Meridian Companies may not be completed. In addition, the parties to the Meridian Purchase Agreement can generally terminate such agreement if (a) the initial closing contemplated under such agreement is not completed by June 30, 2023; or (b) funding is not obtained for such acquisition by May 31, 2023, and the Company can terminate the Meridian Purchase Agreement under certain circumstances as a result of its due diligence process or if certain shareholder agreements are not entered into with certain minority shareholders of the subsidiaries of the Meridian Companies by February 25, 2023 (45 days after the entry into the Meridian Purchase Agreement), provided the agreement may also be terminated under certain other conditions, including if the terms of the Meridian Purchase Agreement are breached, and the parties can mutually decide to terminate the Meridian Purchase Agreement at any time.

Litigation could prevent or delay the closing of the acquisition of the Meridian Companies or otherwise negatively impact the business and operations of the Company.

The Company may incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the acquisition of the Meridian Companies. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the consummation of the acquisition of the Meridian Companies. Such litigation, affecting the Meridian Companies and/or the transaction, could delay or prevent the closing of the acquisition of the Meridian Companies.

Termination of the Meridian Purchase Agreement could negatively impact the Company.

In the event the Meridian Purchase Agreement is terminated, our business may have been adversely impacted by our failure to pursue other beneficial opportunities due to the focus of management on the acquisition of the Meridian Companies, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the acquisition of the Meridian Companies will be completed. If the Meridian Purchase Agreement is terminated and our Board of Directors seeks another acquisition or business combination, our shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration provided for by the acquisition of the Meridian Companies.

                The indemnification obligations of the Company pursuant to the Meridian Purchase Agreement may be satisfied through the issuance of additional shares of common stock valued at the then fair market value of the Company’s common stock, which may cause significant dilution to existing shareholders.

If the Company is obligated under the Meridian Purchase Agreement to indemnify, compensate, or reimburse Meridian Sellers, then the Company agreed to take any and all action necessary to ensure that Meridian Sellers (in their capacity as shareholders of the Company) are not directly or indirectly held liable for such amount(s), and instead are reimbursed in full. Additionally, at Meridian Sellers’ election, the Company agreed to issue additional shares of common stock of the Company to the Meridian Sellers, based on the then fair market value of such shares, in an amount necessary to satisfy such obligation. The issuance of shares of common stock to settle the indemnification obligations of the Company at the option of the Meridian Sellers may cause significant dilution to existing shareholders.

General Risk Factors

If we make any future acquisitions, they may disrupt or have a negative impact on our business.

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

The sale of shares by our directors and officers may adversely affect the market price for our shares.

Sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

The exercise of (a) any options granted to executive officers and other employees under our equity compensation plans and (b) of any warrants, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the requirements of the Nasdaq Capital Market (which generally requires stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Accordingly, our stockholders bear the risk that our future offerings will reduce the market price of our common stock and dilute their stock holdings in us.

Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

In the past (including immediately prior to our common stock being listed on The Nasdaq Capital Market), our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock is not now considered a “penny stock” because it is listed on The Nasdaq Capital Market, if we are unable to maintain that listing, unless we maintain a per-share price above $5.00, our common stock will become a “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, and if sold would increase the supply of our common stock, thereby causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

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

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for approximately 1,931 square feet of office space located at Suite 405, 2 Grosvenor Street, Bondi Junction, NSW 2022, Australia and two parking spaces, which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $117,857 ($167,338 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

The Company (through RKings) maintains office and warehousing which are month-to-month rental arrangements that can be terminated by either the landlord or tenant with 30 days’ notice.

The Company maintains a Virtual Managed Office at 3651 Lindell Road, Ste D131 Las Vegas NV, 89103. The office is managed by BSSI a business solutions provider.

Item 3. Legal Proceedings

The Company is in dispute with Mr. Paul Hardman (one of the sellers of the 80% interest in RKings, described above in Item 1. Business, Organizational History) with regards to the Holdback Amount (as defined above) of $573,000 that he has alleged is still owed to him.  That amount is accrued and included in the Company’s liabilities as of October 31, 2022.  The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently traded on The Nasdaq Capital Market under the symbol “GMGI”.  Prior to March 17, 2022, our common stock was quoted on the OTCQX® Best Market operated by OTC Markets Group Inc. (the “OTCQX”), under the symbol “GMGI”.  Prior to September 22, 2021, our common stock was quoted on the OTC Pink market operated by OTC Markets Group Inc.

Holders

According to the records of our transfer agent, as of October 31, 2022, there were approximately 74 record holders of our common stock and one holder of our Series B Voting Preferred Stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended October 31, 2022 and from the period from November 1, 2022 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended October 31, 2022

None.

Recent issuances of unregistered securities subsequent to our fiscal year ended October 31, 2022

On November 4, 2022, the Company issued 165,444 shares of restricted common stock with an agreed value of $1,323,552, or $8.00 per share, to the minority shareholders of RKings, representing the non-controlling interest of 20% of RKings, as consideration for the purchase of their 20% capital stock of RKings.  As of November 30, 2022, the Company owns 100% of RKings.

On December 8, 2022, 4,277 shares of restricted common stock were issued to a consultant in consideration for investor relation and press release services rendered to the Company over the past years.

The issuances described above, were exempt from registration pursuant to Section 4(a)(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act; and/or (c) were non-U.S. persons. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this Report for the discussion of risk factors and see “Cautionary Statement Regarding Forward-Looking Statements” for information on the forward-looking statements included below.

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
●

Results of Operations. An analysis of our financial results comparing the twelve month periods ended October 31, 2022 and 2021, the nine months ended October 31, 2021 and 2020 and the twelve months ended January 31, 2021 and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We derive revenues primarily from (1) licensing fees received from gaming operators located in the Asia Pacific (APAC) region that utilize the Company’s technology, and (2) selling prize competitions directly to customers for prizes throughout the United Kingdom (UK).

As to licensing fees, the Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more distributors. Currently the Company has more than 7.1 million registered users across all gaming operators that utilize the Company’s technology and is currently integrating additional operators to expand this usage.

As to prize competitions tickets, the Company’s goal is to expand and complete its marketing efforts throughout the UK and then expand the platform to other countries throughout Europe and Latin America that allow the selling of prize competition tickets.

As to our Online Casino in Mexico, these operations commenced in November 2022 (post October 31, 2022 year-end) and the Company’s goals are to penetrate the Mexican market with a competitive website that provides users with an online casino site Mexplay (www.mexplay.mx), that features an extensive number of table games, slots, as well as a sportsbook, and offers tournament competition prizes similar to those offered by RKings. Once the site is optimized, the Company’s goal is to expand its marketing efforts throughout Mexico and scale the site and its functions to other Latin American countries.

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

The Company has generated positive cash flows from operating since 2018. The Company is self-sustaining, and its cash needs are met through current operations; as of October 31, 2022, the cash balance was $14,949,673. We believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Unused sources of liquid assets, as of October 31, 2022, mainly included cash of $14,949,673, receivables (including receivables from related party) of $3,054,737 and inventory of $1,147,591, with offsetting liabilities of $2,774,932.

The Company does not have material cash requirements other than a possible payment of approximately $573,197 (GBP 500,000) in connection with the acquisition of RKings, which payment is currently subject to ongoing claims.

EBITDA – Earnings Before Interest Taxes Depreciation Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA below. EBITDA is a “non-GAAP financial measure” presented as a supplemental measure of the Company’s performance. It is not presented in accordance with GAAP. The Company uses EBITDA as a metric of profits and successful operations management. In particular, we use EBITDA in the incentive compensation programs applicable to some of our officers and directors in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of October 31, 2022, 2023 and 2024. EBITDA means net income before interest, taxes, depreciation, amortization and stock-based compensation. EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

EBITDA is presented because we believe it provides additional useful information to investors due to the various noncash items during the period. EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA is unaudited, and has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA does not reflect cash expenditures, or future or contractual commitments; EBITDA does not reflect changes in, or cash requirements for, capital expenditures or working capital needs; EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements. In addition, other companies in this industry may calculate EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of such non-GAAP measures to the most comparable GAAP measure, below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view non-GAAP measures in conjunction with the most directly comparable GAAP financial measure.

Reconciliation of EBITDA to Net Income:

Twelve Months Period Ended
October 31, 2022
Net Income	$44,028
+ Interest expense	-
- Interest income	9,190
+ Taxes	419,049
+ Depreciation	22,847
+ Amortization	384,588
+ Stock based compensation	2,665,221
EBITDA	$3,526,543

Results of Operations

Revenues

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and (ii) a royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings.

B2B segment, revenue descriptions:

(i). The Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients.

Total revenues recognized from the usage of our Gaming IP and technology systems for the twelve months ended October 31, 2022 and 2021, nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020 are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
Related party	$862,373	$2,140,266	$1,525,091	$1,633,702	$2,248,877	$2,167,773
Third party	9,693	266,008	112,182	441,994	595,819	1,120,802
Total	$872,066	$2,406,274	$1,637,273	$2,075,696	$2,844,696	$3,288,575

The decrease in revenues, regarding the usage of our Gaming IP and technology systems, in the twelve-month period ended October 31, 2022, compared to the twelve-month period ended October 31, 2021, as well as in the nine-month transition period ended October 31, 2021, compared to the nine-month period ended October 31, 2020, is due to the Company’s shift in focus to appointing resellers of its product and services. A portion of the decrease in revenues by third-party clients can be attributed to the loss of certain major operators from our third-party customers which is being phased out.

The decrease in revenues in the twelve-month period ended January 31, 2021, compared to the twelve-month period ended January 31, 2020, is due to a marginal decrease in revenues from our third-party customers and can be attributed to the reduced performance of certain operators.

(ii) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

Revenues derived from the reselling of gaming content during the twelve-months ended October 31, 2022 and 2021, nine-months ended October 31, 2021 and 2020, and the twelve-months ended January 31, 2021 and 2020, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
Revenues from reselling of gaming content	$13,976,193	$8,879,457	$7,696,219	$1,195,957	$2,378,363	$-

The increase in this category of revenues is due to the Company’s shift in focus to appoint resellers for its products and services. The Company believes its strategy to appoint resellers will allow the Company to scale its distribution more efficiently and broaden its global reach. The Company is seeking to engage additional resellers, increase its number of operators, and broaden its global market. We believe that this is also now achievable via the Company’s GM-Ag system that is more suitable for Latin American and European markets.

The Company believes that there is a significant opportunity to scale this revenue stream with low related expenses and no capital expenditures and also to expand its global reach. We believe the revenue stream is highly scalable i.e., the running and support costs relative to the incremental revenues are low and will reduce exponentially as a percentage of revenues as revenues grow. The Company has been striving to roll out this new product offering to its existing client base and expects to scale up its revenues as a result.

B2C segment, revenue description:

Since the acquisition of 80% of RKings effective November 1, 2021 and the acquisition of GMG Assets on August 1, 2022, the Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences.

During the twelve months ended October 31, 2022, $21,186,597 of total revenues were derived from prize competitions ticket sales. Included in this amount are $1,024,268 of revenues, since August 1, 2022, from the purchase and sale of prizes the winners opted to receive the cash value of instead of the prize. The Company did not have revenues from the sales of prize competitions tickets prior to November 1, 2021, as it acquired 80% of RKings effective on November 1, 2021 and as discussed above under “Item 1. Business”, the Company acquired 100% of RKings on November 30, 2022, effective as of November 4, 2022.

Total revenues for the twelve months ended October 31, 2022 and 2021 were $36,034,856 and $11,285,731, respectively.

Costs of goods sold

The Company currently has three distinctive sources of cost of goods sold.  Two (i.e., (i) and (ii)) are related to the B2B segment and the third is related to the B2C segment.

(i). Historically, the Company only recognized the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. This recognition was based on the fact that the stock options directly contributed to the revenue generated by the Company’s GM2 Asset. The amortization expenses of the stock options granted to consultants recognized in the twelve months ended October 31, 2022 and 2021, nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020 are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
Amortization of Consultants Options	$562,857	$470,437	$359,419	$164,762	$275,780	$(59,280)

The increase in the cost of goods sold in the twelve-month period ended October 31, 2022, compared to the twelve-months ended October 31, 2021, was due to new options granted last year in March and September 2021, and in May 2022. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses over time.

The increase in the option amortization expenses of $194,657 in the nine-month transition period ended October 31, 2021, compared to the nine-months ended October 31, 2020, is due to new options granted during the nine-months ended October 31, 2021. The increase in the share price has increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses.

The increase in the option amortization expense in the twelve-month period ended January 31, 2021, compared to the twelve-months ended January 31, 2020, is attributable to the options issued during the year. The increase in the share price has also increased the option valuation based on the Black-Scholes valuation model and therefore increased the amortization expenses. The negative cost of goods sold during the twelve months ended January 31, 2020 was due to the adoption of new accounting standard ASU 2018-07.

(ii). Beginning in June 2020, due to the reselling of the gaming content, the cost of usage of the third-party content is recognized as a cost of goods sold (COGS). The cost of goods sold during the twelve-months ended October 31, 2022 and 2021, nine-months ended October 31, 2021 and 2020, and the twelve-months ended January 31, 2021 and 2020 are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
COGS due to reselling of gaming content	$10,352,814	$6,535,585	$5,691,089	$880,508	$1,724,272	$-

The increase of $3,817,229 in cost of goods sold from the resale of gaming content in the twelve months ended October 31, 2022, versus the twelve months ended October 31, 2021, and the increase of $4,810,581 in cost of goods sold from the resale of gaming content in the nine months ended October 31, 2021, versus the nine months ended October 31, 2020, were attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

The increase of $1,724,272 in cost of goods sold from the resale of gaming content in the twelve months ended January 31, 2021, versus the twelve months ended January 31, 2020, is the result of the Company having no such costs before the twelve-months ended January 31, 2021.

While the Company is focusing on appointing additional resellers in order to scale its customer base, sales and global reach, the Company’s gross profit margin may be reduced. However, the Company expects a long-term benefit in the cost of goods as a result of the increase in buying power due to higher overall usage of gaming content.

(iii) Beginning November 1, 2021, in connection with the acquisition of an 80% interest in RKings (which has since increased to 100% as of November 30, 2022, effective as of November 4, 2022) the Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of prize competitions throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. During the twelve months ended October 31, 2022, $15,956,558 of cost of goods sold related to prizes that were awarded in the prize competitions. Included in this amount are $ 962,793 of cost of goods sold, since August 1, 2022, from the purchase and sale of prizes the winners opted to receive the cash value instead of the prize. The Company did not have cost of goods sold related to prize competitions prior to November 1, 2021.

Total costs of goods sold for the twelve months ended October 31, 2022 and 2021 are $26,872,229 and $7,006,022, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $9,162,627 for the twelve months ended October 31, 2022, compared to gross profit of $4,279,709 for the twelve months ended October 31, 2021, an increase of $4,882,918, mainly due to $5,230,039 of gross profit contributed from the B2C segment which started with the acquisitions of RKings on November 1, 2021, and GMG Assets on August 1, 2022. RKings and GMG Assets contributed $5,168,564 and $61,475 respectively, to gross profit for the twelve months ended October 31, 2022 and 2021. A decrease of gross profit of $347,121 in the B2B segment was mainly due to the decrease in revenues from the usage of IP and technology systems as discussed above.

We had gross profit of $3,282,984 for the nine months ended October 31, 2021, compared to gross profit of $2,226,383 for the nine months ended October 31, 2020, an increase of $1,056,601, mainly due to the increasing revenues derived from reselling of gaming content which started in June 2020.

Gross profit margin was 25% for the twelve months ended October 31, 2022, compared to 38% for the twelve months ended October 31, 2021, mainly due to the increase in revenues in the resale of gaming content and higher revenues in the B2C segment (i.e., prize competitions), which have a lower gross profit margin compared with revenues from the usage of IP and technology systems. The gross profit margin on revenues from the resale of gaming content was approximately 26% for the twelve months ended October 31, 2022. The Company believes that this resale revenue stream is highly scalable and there is a significant opportunity to scale this resale revenue stream with low related expenses and no capital expenditures and also to expand its global reach. The gross profit margin on the B2C segment was approximately 25% for the twelve months ended October 31, 2022.

Gross profit margin was 35% for the nine months ended October 31, 2021, compared to 68% for the nine months ended October 31, 2020, mainly due to the increase in revenues from resales which had a lower gross profit margin.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative Expenses

General and administrative expenses consist primarily of advertising and promotion expenses, travel expenses, website maintenance expenses, administrative expenses, commission expenses, lease expenses, gaming license expenses and amortization expenses on our intangible asset (see “NOTE 9 – INTANGIBLE ASSETS – SOFTWARE PLATFORM” to the financial statements included herein). Total general and administrative expenses for the twelve months ended October 31, 2022 and 2021, nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020 are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
General & Administrative Expenses	$5,442,591	$1,264,672	$1,112,986	$414,965	$566,593	$337,140

The increase in the general and administrative expenses for the twelve months ended October 31, 2022, compared to the twelve months ended October 31, 2021, was mainly due to $3,131,121 of general and administrative expenses from our B2C segment which started with the acquisitions of RKings on November 1, 2021, and GMG Assets on August 1, 2022.  The expenses mainly include the payroll costs, advertisement, and bank charges for the transaction fees of which RKings accounted for $3,060,844 and GMG Assets accounted for $70,277, for the twelve months ended October 31, 2022 and 2021. The increase in the general and administrative expenses in the B2B segment for the twelve months ended October 31, 2022, compared to the twelve months ended October 31, 2021, was mainly due to the increase in marketing costs and payroll costs.

The increase in the general and administrative expenses for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, was mainly due to a marketing fee paid to one of the Company’s customers and certain new expenses which were applicable this fiscal year, but not last, including lease expenses, gaming license expenses, and amortization expenses on our intangible asset. The marketing fee is due to one customer pursuant to a Software Services Agreement which stipulates benchmark targeted gross gaming revenues that the customer is required to achieve in order to obtain a marketing rebate. As such, if the customer generates the benchmark by a predetermined date, then the customer will be granted a marketing rebate of 1% of the gross gaming revenues generated by the customer. The customer has satisfied the requirement of the stipulated June 2021 benchmark which was 4 million Euro gross gaming revenues, and as such was granted the 1% rebate. This rebate resulted in an increase in general and administrative expenses.

The increase in the general and administrative expenses for the twelve months ended January 31, 2021, compared to twelve months ended January 31, 2020, is mainly due to the marketing compensation granted to one of the Company’s customers. As per the Company’s Software Agreement with the customer, the customer is required to achieve benchmark targeted gross gaming revenues in order to obtain a marketing rebate. If the customer generates the benchmark by a predetermined date then the customer will be granted a marketing rebate of 1% of the gross gaming revenues generated by the customer. The customer has satisfied the requirement of the stipulated September 2020 benchmark which was 2 million Euro gross gaming revenues, and as such was granted the 1% rebate.

General and administrative Expenses – Related Parties

General and administrative expenses from related parties consist primarily of amortization expenses due to stock incentives granted to directors and officers, back-office expenses paid to Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman, consulting expenses and salary expenses payable to the Company’s Directors and officers. The components of general and administrative expenses from related parties for the twelve months ended October 31, 2022 and 2021, nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
Stock compensation	$2,095,600	$1,144,468	$546,560	$1,032,495	$1,630,403	$484,763
Back-office expenses	-	88,000	55,000	99,000	132,000	99,000
Consulting & salary expenses	745,537	487,153	380,463	181,347	288,037	160,380
Total	$2,841,137	$1,719,621	$982,023	$1,312,842	$2,050,440	$744,143

During the twelve-months ended October 31, 2022 and 2021, the stock compensation expenses increased due to the restricted stock units granted to members of the Board of Directors including executive directors and independent directors on September 16, 2022; the back-office expenses decreased due to the cancellation of a Back Office Services Agreement with Articulate on June 30, 2021; the consulting & salary expense increased by $258,384, which is principally due to the increased compensation to the Company’s directors and officers.

During the nine-months ended October 31, 2021 and 2020, the directors’ stock options amortization expense decreased due to the stock options granted to the Company’s Chief Executive Officer (options to purchase 2,700,000 shares of common stock) and the Chief Operating Officer (options to purchase 700,000 shares of common stock) in addition to other options granted under the 2018 Equity Incentive Plan becoming fully vested and fully amortized; the back-office expenses decreased due to the cancellation of a Back Office Services Agreement with Articulate (a related party owned by the Company’s Chief Executive Officer, Anthony Brian Goodman); the consulting & salary expense increased by $199,116, which is principally due to increased salaries of the Company’s Chief Executive Officer, the Chief Operating Officer and the addition of the Chief Financial Officer’s compensation.

During the twelve-months ended January 31, 2021 and 2020, the amortization expenses increased due to the stock options granted to three Independent Directors under the 2018 Equity Incentive Plan; the back office expenses (with Articulate, a related party owned by the Company’s Chief Executive Officer, Anthony Brian Goodman and his wife) increased due to the increasing cost per month thereof from $5,500 to $11,000 beginning in August 1, 2019; the consulting expenses increased due to the increasing number of Directors which the Company had, and the consulting services provided by Mr. Brett Goodman, a consultant, and the son of the Company’s Chief Executive Officer, who was engaged to assist the Company with building a Peer-to-Peer gaming system.

Professional fees

Professional fees consisted primarily of SEC filing fees, legal fees, financial service fees and accounting and audit fees. The professional fees for the twelve-months ended October 31, 2022 and 2021, the nine months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended	Nine Months Ended	Nine Months Ended	Twelve Months Ended	Twelve Months Ended
	October 31	October 31	October 31	October 31	January 31	January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
Professional fees	$663,315	$336,139	$287,383	$110,336	$159,091	$57,507

During the twelve-months ended October 31, 2022 and 2021, professional fees increased by $327,176 to $663,315, from $336,139, respectively, mainly due to the Company’s acquisition of RKings, GMG Assets, and the Company’s Nasdaq uplisting application, which was approved effective on March 17, 2022, and other one-time corporate matters which did not occur in the prior period.

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

During the twelve-months ended January 31, 2021 and 2020, professional fees increased $101,584 from $57,507, to $159,091, respectively, mainly due to the corporate actions and filings with the SEC during the year including the change of fiscal year, a stock reverse split and fees in connection with the filing of our Nasdaq uplisting application.

Research and development expense

Research and development expense was incurred in connection with the building of the Company’s Seamless Aggregation Platform (“Aggregation Platform”) acquired on March 1, 2021, from Gamefish Global Pty Ltd, and the Company’s Proprietary Peer to Peer gaming system. During the twelve-months ended October 31, 2022 and 2021, the research and development expense decreased $155,533 to $23,092, from $178,625, respectively, mainly due to the termination of ongoing development work contemplated by the Asset Purchase Agreement with Gamefish, effective on November 30, 2021.

During the nine-months ended October 31, 2021 and 2020, the research and development expense increased $131,067 to $149,738, from $18,671, respectively, mainly due to increased development of the Aggregation Platform.

During the twelve-months ended January 31, 2021 and 2020, research and development expense was $47,558 and $0, respectively. The research and development expense was incurred in connection with the building of the Company’s Proprietary Peer-to-Peer gaming system.

Bad Debt Expense

During the twelve-months ended October 31, 2022 and 2021 and, the nine-months ended October 31, 2021 and 2020, bad debt expense remained unchanged at $0. Accounts receivables are monitored regularly for impairment and all amounts are collectible except for a reserve for doubtful accounts of $168,557 which was written off during the twelve months ended October 31, 2022 along with the related accounts receivable balance.

During the twelve-months ended January 31, 2021 and 2020, the bad debt expense was $0 and $179,396, respectively.

Interest Expense

During the twelve-months ended October 31, 2022 and 2021, interest expense was $0 and $955, respectively. The decrease of interest expense is mainly due to the decrease in the outstanding balance of the convertible debt and the promissory note with Luxor Capital, LLC (“Luxor”), a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, that was paid in full as of January 31, 2021.

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

Interest income

Interest income is related to earnings on the Company’s savings account with Wells Fargo Bank, and interest charges to customers for late payments.

During the twelve-months ended October 31, 2022 and 2021, the interest income was $9,190 and $242, respectively. The increase in interest income is due to the interest charges to customers for late payments.

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

Foreign Exchange Gain (loss)

The foreign exchange gain (loss) is mainly due to the fluctuation of the Euro, British Pound against the U.S. dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than U.S. dollars.

During the twelve-months ended October 31, 2022 and 2021, the foreign exchange gain was $261,395 and foreign exchange loss was $39,709, respectively. The increase of foreign exchange gain was due to the settlement of three million GBP consideration payable to acquire RKings and unrealized foreign exchange gain from the GBP £500,000 RKings Purchase Agreement Holdback Amount which is a contingent liability.  The contingent liability is attributable to a dispute between the Company and Mr. Paul Hardman (the seller of a 40% interest in RKings). Mr. Hardman has alleged that he is owed his share of the Purchase Agreement, Holdback Amount (a total of £500,000 (approximately USD $573,000) (half) of the £1,000,000 aggregate amount). The amount of $573,000 is accrued and included in the Company’s liabilities.  However, the Company disputes Mr. Hardman’s claims due to the breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement by Mr. Hardman which voids the Company’s obligation to pay the Holdback Amount.

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

The Company was unaware of the prior default judgment until August 25, 2021, and had no knowledge of any liability, contracts with, or amounts due to, NPNC. On October 1, 2021, in an effort to settle the matter, the Company paid $40,000 to NPNC in full satisfaction of amounts owed.

There were no such expenses in prior periods or throughout the twelve months ended October 31, 2022.

Gain (loss) on derivative liability - note conversion feature

The gain (loss) on derivative liability was mainly due to the change of fair value change of derivative liabilities related to the note conversion features of convertible notes. As of January 31, 2020, all convertible notes were settled.

During the twelve-months ended October 31, 2022 and 2021 as well as the nine-months ended October 31, 2021 and 2020, there was no gain or loss on derivative liability as the convertible notes were settled.

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

Provision for income taxes

The provision for income taxes was $419,049 for the twelve months ended October 31, 2022, compared to $0 for the twelve months ended October 31, 2021. The increase was attributable to the tax expenses incurred in the B2C segment starting November 1, 2021, with our acquisition of 80% of RKings. There is no provision for income taxes in the B2B segment during the twelve months ended October 31, 2022 and 2021, as a result of operating losses carried forward in the B2B segment.

There was no provision for income taxes in prior periods.

Net income attributable to noncontrolling interest

For the twelve months ended October 31, 2022, we recorded net income of $294,066 and for the twelve months ended October 31, 2021, we recorded net income of $0, attributable to the noncontrolling interest. The net income attributable to noncontrolling interest was due to the acquisition of an 80% interest in RKingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company.

Net Income (loss) attributable to the Company

During the twelve-months ended October 31, 2022 and 2021, net loss was $250,038 and net income was $700,230, respectively. The increase in net loss of $950,268 is mainly due to the increase in stock-based compensation to directors and officers of $2,095,600.

During the nine-months ended October 31, 2021 and 2020, net income was $648,072 and $345,922, respectively. The increase in net income of $302,150 is mainly due to the increase in gross profit of $1,056,601 from B2B, offset by increases in (i) general and administrative expenses of $698,021, (ii) professional fees of $177,047, and (iii) research and development expense of $131,067.

During the twelve-months ended January 31, 2021 and 2020, net income was $398,080 and $1,982,892, respectively. The decrease in net income of $1,584,812 is mainly due to the increase of $1.4 million in the option amortization expenses.

Liquidity and Capital Resources

The below table summarizes our cash and cash equivalents, working capital and shareholders’ equity as of October 31, 2022 and 2021:

	As of	As of
	October 31,	October 31,
	2022	2021

Cash and cash equivalents	$14,949,673	$16,797,656
Working capital	$16,573,796	$18,694,687
Shareholders’ equity of GMGI	$26,797,415	$18,928,109

The Company had $14,949,673 of cash on hand and total assets of $32,571,413 ($19,288,950 were current assets) at October 31, 2022. The Company had total working capital of $16,573,796 as of October 31, 2022. The Company had total liabilities of $2,774,932 (of which $2,715,154 were current liabilities) as of October 31, 2022, which mainly included $1,385,076 of accounts payable and accrued liabilities, $109,328 of customer deposits, and 324,147 of accrued income tax liability related to RKings’ operations, $573,197 of contingent liability related to the RKings acquisition, and $154,863 of operating lease liabilities related to the Company’s office lease. The decrease in cash was mainly due to $4,024,703 of cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd, offset by cash generated by operations.

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

See “Note 3 – Accounts Receivable, Net”, for a description of accounts receivable; “Note 4 – Accounts Receivable – Related Party”, for a description of related party accounts receivable; “Note 5 –  Prepaid Expenses”, for a description of prepaid expenses; “Note 6 – Short-term deposits”, for a description of the Company’s short-term deposits; each included herein under “Item 8. Financial Statements and Supplementary Data.”

	Twelve Months Ended October 31	Twelve Months Ended October 31	Nine Months Ended October 31	Nine Months Ended October 31	Twelve Months Ended January 31	Twelve Months Ended January 31
	2022	2021	2021	2020	2021	2020
		(unaudited)		(unaudited)		(unaudited)
Cash provided by operating activities	$2,771,418	$1,349,870	$1,271,119	$1,799,079	$1,878,043	$1,599,319
Cash provided by (used in) investing activities	(4,405,409)	(231,314)	(231,314)	-	192	-
Cash provided by (used in) financing activities	32,000	10,668,363	4,051,165	1,354,412	7,971,610	(861,313)

The Company generated cash from operating activities of $2,771,418, $1,349,870, $1,271,119, $1,799,079, $1,878,043, and $1,599,319 for the twelve-months ended October 31, 2022 and 2021, the nine-months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020. Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. The $2,771,418 of cash generated from operating activities during the twelve-months ended October 31, 2022 was due primarily to $44,028 of net income, and non-cash expenses relating to stock-based compensation (including stocks, options and restricted stock units issued for services) which totaled $2,665,221 during the twelve-months ended October 31, 2022. The $1,349,870 cash generated from operating activities during the twelve-months ended October 31, 2021, was due primarily to $700,230 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stocks issued for services) which were $1,691,345 during the twelve-months ended October 31, 2021.

Net cash used in investment activities was $4,405,409 and $231,314 for the twelve-months ended October 31, 2022 and 2021. During the twelve-months ended October 31, 2022, the cash used in investment activities was due primarily to $4,024,703 of cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd of and $219,934 for acquiring a gaming permit in Mexico.

Net cash provided by (used in) financing activities was $32,000, $10,668,363, $4,051,165, $1,354,412, $7,971,610, and $(861,313) for the twelve-months ended October 31, 2022 and 2021, the nine-months ended October 31, 2021 and 2020, and the twelve months ended January 31, 2021 and 2020, respectively. The $32,000 cash provided by financing activities during the twelve-months ended October 31, 2022 was due primarily to the exercise of options. The $10,668,363 of cash provided by financing activities during the twelve-months ended October 31, 2021 was due primarily to sales of equity securities through private placements, warrant exercises and a public offering.

Recent Fund-Raising Activities

Private Offering of Units

On August 20, 2020, the Company sold, to eleven accredited investors, an aggregate of 527,029 units, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $3.40 per unit, raising cash of $1,791,863. The units were sold pursuant to the Company’s entry into subscription agreements with each investor. The subscription agreements provide the investors customary piggyback registration rights (for both the shares and the shares of common stock underlying the warrants) which remain in place for the lesser of one year following the closing of the offering and the date that the applicable investor is eligible to sell the applicable securities under Rule 144 of the Securities Act, as amended. Such piggyback registration rights agreements also provided that the Company is not required to register securities in a registration statement relating solely to an offering by the Company of securities for its own account if the managing underwriter or placement agent has advised the Company in writing that the inclusion of such securities would have a material adverse effect upon the ability of the Company to sell securities for its own account.

The warrants had an exercise price of $4.10 per share (and no cashless exercise rights), and were exercisable until the earlier of (a) August 20, 2022, and (b) the 30th day after the Company provided the holder of the warrants notice that the closing sales price of the Company’s common stock has closed at or above $6.80 per share for a period of ten consecutive trading days.

From November 23, 2020, to December 7, 2020 (ten consecutive trading days), the closing sales price of the Company’s common stock closed at or above $6.80 per share, and on December 8, 2020, the Company provided notice to the holders of the warrants and that they had until January 7, 2021 to exercise such warrants, or such warrants would expire pursuant to their terms. From December 9, 2020, to January 7, 2021, ten holders of warrants to purchase an aggregate of 409,029 shares of the Company’s common stock exercised such warrants and paid an aggregate exercise price of $1,677,019 to the Company. In connection with such exercises, the Company issued such warrant holders an aggregate of 409,029 shares of restricted common stock.

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

On July 14, 2021, and effective on June 6, 2021, the Company and the holder of the Warrants entered into an Agreement to Amend and Restate Common Stock Purchase Warrant (the “Amendment Agreement”), whereby, in consideration for the holder exercising a portion of the Warrants (warrants to purchase 170,000 shares of common stock, as described above), and as an accommodation to the holder, due to the fact that the Warrants did not contemplate a situation where a Triggering Event would result in the holder holding over 4.999% of the Company’s outstanding common stock, the parties agreed to enter into an Amended and Restated Common Stock Purchase Warrant, effective as of June 6, 2021, amending, restating and replacing the prior Warrant Agreement, and evidencing the right of the holder to purchase 830,000 shares of common stock of the Company (the original 1,000,000 shares less the portion of the Warrants previously exercised)(the “Amended and Restated Warrants”) to remove the Trigger Event and to fix the expiration date thereof as of November 11, 2022. The other terms of the prior Warrant Agreement were not changed and the warrant expired on November 11, 2022.

October 2021 Public Offering

On October 25, 2021, we entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of an aggregate of 496,429 shares of common stock of the Company (the “Shares”), together with warrants to purchase 496,429 shares of common stock (the “Warrants”), at $7.00 per combined Share and Warrant, for aggregate gross proceeds of approximately $3.475 million, before deducting the placement agent fees and related offering expenses. The Offering closed on October 27, 2021.

EF Hutton, division of Benchmark Investments, LLC agreed to act as placement agent (the “Placement Agent”) on a “reasonable best efforts” basis, in connection with the Offering. The Company entered into a Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (the “Placement Agency Agreement”). Pursuant to the Placement Agency Agreement, the Placement Agent received an aggregate cash fee of 6% of the gross proceeds of the Offering, a non-accountable expense reimbursement of 1% of the gross proceeds in the Offering, the reimbursement of certain of the Placement Agent’s expenses not to exceed $60,000, and the reimbursement of certain other expenses.

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

The Warrants sold in the Offering have a term of three years, and an exercise price of $8.63 per share (subject to customary adjustments for stock splits, dividends and recapitalizations), the closing sales price of the Company’s common stock on October 22, 2021, the last trading day prior to the date that the SPA was entered into. The Warrants provide that they may be exercised on a ‘cashless exercise’ basis if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the issuance or resale of the shares of common stock issuable upon exercise of the Warrants. The exercise of the Warrants is subject to a beneficial ownership limitation, which will prohibit the exercise thereof, if upon such exercise the holder of the Warrants, its affiliates and any other persons or entities acting as a group together with the holder or any of the holder’s affiliates would hold 4.99% (or, upon election of a purchaser prior to the issuance of any shares, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of the Warrants held by the applicable holder, provided that the holders may increase or decrease the beneficial ownership limitation, provided that any increase in beneficial ownership limitation shall not be effective until 61 days following notice to us and in no event shall such beneficial ownership exceed 9.99% and such 61 day period cannot be waived.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. “Note 2 - Summary of Accounting Policies,” of the notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

GOLDEN MATRIX GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of October 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended October 31, 2022, the nine-month period ended October 31, 2021, the year ended January 31, 2021 and the six-month period ended January 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended October 31, 2022, the nine-month period ended October 31, 2021, the year ended January 31, 2021 and the six-month period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

January 30, 2023

Golden Matrix Group, Inc. and Subsidiary
Consolidated Balance Sheets
	October 31,	October 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$14,949,673	$16,797,656
Accounts receivable, net	2,641,023	1,762,725
Accounts receivable – related parties	413,714	1,306,896
Prepaid expenses	84,372	114,426
Short-term deposit	52,577	61,799
Inventory, prizes	1,147,591	-
Total current assets	$19,288,950	$20,043,502

Non-current assets:
Property, plant & equipment, net	72,411	-
Intangible assets, net	2,607,075	135,263
Operating lease right-of-use assets	150,653	280,183
Goodwill	10,452,324	-
Total non-current assets	13,282,463	415,446
Total assets	$32,571,413	$20,458,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,385,076	$1,074,786
Accounts payable – related parties	10,637	105,062
Accrued income tax liability	324,147	-
Deferred revenues	182,444	-
Deferred tax liability	4,409	-
Current portion of operating lease liability	95,085	100,209
Customer deposits	109,328	68,635
Accrued interest	123	123
Contingent liability	573,197	-
Consideration payable – related party	30,708	-
Total current liabilities	2,715,154	1,348,815

Non-current liabilities:
Non-current portion of operating lease liability	59,778	182,024
Total non-current liabilities	59,778	182,024
Total liabilities	$2,774,932	$1,530,839

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 and 40,000,000 shares authorized; 28,182,575 and 27,231,401 shares issued and outstanding, respectively	$282	$272
Additional paid-in capital	51,677,727	43,354,366
Accumulated other comprehensive loss	(205,747)	(1,720)
Accumulated deficit	(24,674,847)	(24,424,809)
Total shareholders’ equity of GMGI	26,797,415	18,928,109
Noncontrolling interests	2,999,066	-
Total equity	29,796,481	18,928,109
Total liabilities and shareholders’ equity	$32,571,413	$20,458,948

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income

	Twelve Months Ended	Nine Months Ended	Twelve Months Ended	Six Months Ended
	October 31, 2022	October 31, 2021	January 31, 2021	January 31, 2020

Revenues	$35,172,483	$7,808,401	$2,974,182	$670,783
Revenues-related party	862,373	1,525,091	2,248,877	1,087,816
Total revenues	36,034,856	9,333,492	5,223,059	1,758,599
Cost of goods sold	(26,872,229)	(6,050,508)	(2,000,052)	(57,224)
Gross profit	9,162,627	3,282,984	3,223,007	1,701,375

Costs and expenses:
G&A expense	5,442,591	1,112,986	566,593	149,177
G&A expense- related party	2,841,137	982,023	2,050,440	540,073
Professional fees	663,315	287,383	159,091	26,944
Research and development expense	23,092	149,738	47,558	-
Bad debt expense	-	-	-	10,839
Total operating expenses	8,970,135	2,532,130	2,823,682	727,033
Income from operations	192,492	750,854	399,325	974,342

Other income (expense):
Interest expense	-	-	(11,852)	(26,227)
Interest earned	9,190	201	1,611	18,659
Foreign exchange gain (loss)	261,395	(62,983)	8,996	-
Other expense	-	(40,000)	-	-
Total other income (expense)	270,585	(102,782)	(1,245)	(7,568)
Net income before tax	463,077	648,072	398,080	966,774
Provision for income taxes	419,049	-	-	-
Net income	44,028	648,072	398,080	966,774
Less: Net income attributable to noncontrolling interest	294,066	-	-	-
Net income (loss) attributable to GMGI	$(250,038)	$648,072	$398,080	$966,774

Weighted average ordinary shares outstanding:
Basic	28,042,001	23,884,563	19,953,819	18,968,792
Diluted	28,042,001	32,278,224	31,588,555	27,862,743
Net income (loss) per ordinary share attributable to GMGI:
Basic	$(0.01)	$0.03	$0.02	$0.05
Diluted	$(0.01)	$0.02	$0.01	$0.03

Net income	$44,028	$648,072	$398,080	$966,774
Foreign currency translation adjustments	(204,027)	(742)	-	-
Comprehensive income (loss)	(159,999)	647,330	398,080	966,774
Less: Net income attributable to noncontrolling interest	294,066	-	-	-
Comprehensive income (loss) attributable to GMGI	$(454,065)	$647,330	$398,080	$966,774

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiary

Consolidated Statement of Shareholders’ Equity

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Deficit	of GMGI)	interest	Equity
Balances July 31, 2019	1,000	$-	18,968,792	$190	$27,471,556	-	-	$(683)	$(26,437,735)	$1,033,328	$-	$1,033,328
Fair value of options/warrants issued for services	-	-	-	-	449,325	-	-	-	-	449,325	-	449,325
Settlement of derivative liability	-	-	-	-	15,000	-	-	-	-	15,000	-	15,000
Imputed interest	-	-	-	-	8,771	-	-	-	-	8,771	-	8,771
Net income	-	-	-	-	-	-	-	-	966,774	966,774	-	966,774
Balances January 31, 2020	1,000	$-	18,968,792	$190	$27,944,652	-	-	$(683)	$(25,470,961)	$2,473,198	$-	$2,473,198
Shares issued for services	-	-	66,667	-	37,000	7,420	7,420	-	-	51,840	-	51,840
Shares issued for private placement	-	-	1,936,058	19	8,468,845	-	-	-	-	8,468,864	-	8,468,864
Shares issued on exercise of options	-	-	133,334	2	7,998	-	-	-	-	8,000	-	8,000
Shares issued on cashless exercise of options	-	-	1,633,175	16	(16)	-	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	1,906,183	-	-	-	-	1,906,183	-	1,906,183
Reverse split	-	-	3,639	-	-	-	-	-	-	-	-	-
Imputed interest	-	-	-	-	9,776	-	-	-	-	9,776	-	9,776
Acquisition of GTG	-	-	-	-	(53,709)	-	-	-	-	(53,709)	-	(53,709)
Cumulative Translation adjustment	-	-	-	-	-	-	-	(295)	-	(295)	-	(295)
Net income	-	-	-	-	-	-	-	-	398,080	398,080	-	398,080
Balances January 31, 2021	1,000	$-	22,741,665	$227	$38,320,729	$7,420	$7,420	$(978)	$(25,072,881)	$13,261,937	$-	$13,261,937
Shares issued for cash	-	-	496,429	5	3,027,248	-	-	-	-	3,027,253	-	3,027,253
Shares issued for services	-	-	12,491	-	76,440	(7,420)	(7,420)	-	-	61,600	-	61,600
Shares issued for exercise of warrants	-	-	170,000	2	1,019,998	-	-	-	-	1,020,000	-	1,020,000
Shares issued on exercise of options	-	-	66,666	1	4,009	-	-	-	-	4,010	-	4,010
Shares issued on cashless exercise of options	-	-	782,955	8	(8)	-	-	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	2,961,195	29	(29)	-	-	-	-	-	-	-
FV of option / warrants issued for services	-	-	-	-	905,979	-	-	-	-	905,979	-	905,979
Cumulative translation adjustment	-	-	-	-	-	-	-	(742)	-	(742)	-	(742)
Net income	-	-	-	-	-	-	-	-	648,072	648,072	-	648,072
Balances October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$-	$-	$(1,720)	$(24,424,809)	$18,928,109	$-	$18,928,109
Fair value of shares issued for services	-	-	808	-	6,000	-	-	-	-	6,000	-	6,000
Shares issued on exercise of options	-	-	66,666	1	31,999	-	-	-	-	32,000	-	32,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-	-	-
FV of stock-based compensation for services	-	-	-	-	2,659,221	-	-	-	-	2,659,221	-	2,659,221
Shares issued as consideration to acquire RKings	-	-	736,582	8	5,626,142	-	-	-	-	5,626,150	-	5,626,150
Cumulative Translation adjustment	-	-	-	-	-	-	-	(204,027)	-	(204,027)	-	(204,027)
Fair value of non-controlling interest in RKings	-	-	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the period	-	-	-	-	-	-	-	-	(250,038)	(250,038)	294,066	44,028
Balances October 31, 2022	1,000	$-	28,182,575	282	51,677,727	$-	$-	(205,747)	(24,674,847)	26,797,415	2,999,066	29,796,481

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow

	Twelve Months Ended	Nine Months Ended	Year Ended	Six Months Ended
	October 31, 2022	October 31, 2021	January 31, 2021	January 31, 2020
Cash flows from operating activities:
Net income	$44,028	$648,072	$398,080	$966,774
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation for services	2,659,221	905,979	1,906,183	449,325
Fair value of shares issued for services	6,000	61,600	51,840	-
Amortization of intangible assets	384,588	38,737	-	-
Depreciation of PPE	22,847	-	-	-
Imputed interest	-	-	9,776	8,771
Penalty on convertible notes payable	-	-	-	2,000
Bad debt expense	-	-	-	10,839
Unrealized foreign exchange gain on contingent liability	(110,053)	-	-	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(916,387)	(722,591)	(249,070)	(526,782)
(Increase) decrease in accounts receivable – related parties	816,163	(646,091)	(512,627)	(60,316)
(Increase) decrease in prepaid expense	18,837	291,780	(349,765)	-
(Increase) decrease in short-term deposit	-	(61,888)	-	-
(Increase) decrease in operating lease asset	96,234	41,236	-	-
(Increase) decrease in receivable from shareholders of subsidiaries	31,359	-	-	-
(Increase) decrease in inventory, prize	(417,886)	-	-	-
(Decrease) increase in accrued income tax liability	(130,648)	-	-	-
(Decrease) increase in deferred revenues	(59,755)	-	-	-
(Decrease) increase in accounts payable and accrued liabilities	391,655	937,913	557,943	(15,483)
(Decrease) increase in accounts payable – related parties	(17,590)	(103,459)	(42,116)	134,141
(Decrease) increase in customer deposit	46,335	(80,987)	149,640	-
(Decrease) increase in operating lease liabilities	(93,530)	(39,182)	-	-
(Decrease) increase in accrued interest	-	-	(41,841)	17,454
Net cash provided by operating activities	$2,771,418	$1,271,119	$1,878,043	$986,723

Cash flows from investing activities
Cash received from Investment in Global Technology Group Pty Ltd– related party	-	-	192	-
Cash paid for purchase of GTG	-	(115,314)	-	-
Cash paid for purchase of RKings	(4,024,703)	-	-	-
Cash paid for purchase of GMGI Mexico	(2,411)	-	-	-
Cash paid for purchase of intangible assets	(83,938)	-	-	-
Cash paid for leasehold improvement	(37,668)	-	-	-
Cash paid for gaming permit	(219,934)	-	-	-
Cash paid for purchase of fixed assets	(36,755)	(116,000)	-	-
Net cash provided by (used in) investing activities	$(4,405,409)	$(231,314)	$192	$-

Cash flows from financing activities:
Proceeds from sale of stock	-	4,047,253	8,468,864	-
Proceeds from option exercise	32,000	4,010	8,000	-
Repayments on shareholder loans – related party	-	(98)	(1,000)	-
Repayments on notes payable	-	-	(40,000)	-
Repayments on settlement payable – related party	-	-	(290,000)	-
Repayments on promissory note – related party	-	-	(174,254)	(861,313)
Net cash provided by (used in) financing activities	$32,000	$4,051,165	$7,971,610	$(861,313)

Effect of exchange rate changes on cash	(245,992)	337	(1)	-

Net increase (decrease) in cash and cash equivalents	(1,847,983)	5,091,307	9,849,844	125,410
Cash and cash equivalents at beginning of year	16,797,656	11,706,349	1,856,505	1,731,095
Cash and cash equivalents at end of year	$14,949,673	$16,797,656	$11,706,349	$1,856,505

Supplemental cash flows disclosures
Interest paid	$-	$-	$43,918	$-
Tax paid	$549,697	$-	$-	$-
Supplemental disclosure of cash flow information:
Settlement of derivative liability	$-	$-	$-	$15,000
Accounts payable settled with accounts receivable – related party	$77,019	$-	$914,696	$-
Cashless exercise of options	$1	$8	$16	$-
Cashless exercise of options – related parties	$-	$29	$-	$-
Share issued for services from stock payable	$-	$7,420	$-	$-
Share issued for services from stock payable – related party	$-	$7,420	$-	$-
Initial ROU asset and lease liability	$-	$329,254	$-	$-
Intangible asset write down	$58,000	$-	$-	$-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Golden Matrix Group, Inc. (“GMGI” or “Company”) was incorporated in the State of Nevada on June 4, 2008, under the name Ibex Resources Corp. The Company’s business at the time was mining and exploration of mineral properties. On September 15, 2009, the Company changed its name to Source Gold Corp. in order to reflect the focus of the Company. In April 2016, the Company changed its name to Golden Matrix Group, Inc., reflecting the changing direction of the Company’s business to software technology. GMGI has a global presence with offices in Las Vegas, Nevada, Sydney, Australia, and Northern Ireland. GMGI’s sophisticated gaming software supports multiple languages including English and Chinese.

On May 12, 2020, the Board of Directors approved a change in the Company’s fiscal year from July 31 to January 31, effective as of the same date.

On October 29, 2021, the Board of Directors approved a change in the Company’s fiscal year from January 31 to October 31, effective as of the same date. Accordingly, in addition to financial statements as of and for the twelve-months ended October 31, 2022, these financial statements contain information for the nine-month transitional financial statements as of and for the period ending October 31, 2021, the twelve-month period ended January 31, 2021 and the six-month transitional financial statements as of and for the period ended January 31, 2020.

                On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian company, which has an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate). The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities.

                Effective on November 1, 2021, the Company acquired 80% interest of RKingsCompetitions Ltd., a UK company. As a result, we entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK. These prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.  Effective on August 1, 2022, the Company acquired a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a UK company, which was formed to facilitate the Company’s operation of RKings.

                On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico.

Henceforth, all references to the “Company” shall mean and include Golden Matrix Group, Inc. and its subsidiaries, GTG, RKings, GMG Assets and Golden Matrix MX.

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”). Our Consolidated Financial Statements include the accounts of Golden Matrix Group, Inc.  and our wholly-owned and majority-owned subsidiaries operating in the Asia Pacific Region, UK and Latin America (LATAM). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Global Technology Group Pty Ltd. (after January 19, 2021), its 80% ownership interest in RKingsCompetition Ltd (after November 1, 2021), its wholly owned subsidiary of GMG Asset (after August 1, 2022) and its majority owned subsidiary of Golden Matrix MX (after July 11, 2022). All intercompany transactions and balances have been eliminated.

The following table represents all subsidiaries of the Company and their respective controlling percentage as of October 31, 2022.

Name	Place of Organization	Ownership
Global Technology Group Pty Ltd	Sydney, New South Wales, Australia	100% Owned
RKingsCompetitions Ltd	Northern Ireland	80% Owned
Golden Matrix MX, S.A. DE C.V.	Mexico	99.99% Owned
GMG Assets Limited	Northern Ireland	100% Owned

Common Control Asset Acquisition

A common-control transaction is a transfer of net assets or an exchange of equity interests between entities under the control of the same parent. On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company, wholly-owned by Mr. Goodman. Mr. Goodman is also a controlling party of the Company via his stock holding in Luxor Capital, LLC, which had a controlling vote of greater than 50% at that time. As such the acquisition of GTG was a common control acquisition.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of October 31, 2022 and 2021, the allowance for doubtful accounts was $0 and $168,557, respectively. During the twelve-month period ending October 31, 2022, there was no bad debt expense recorded.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Intangible Assets

Intangible assets are capitalized when a future benefit is determined. Intangible assets are amortized over the anticipated useful life of the intangible asset.

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

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification (ASC) 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period.  The website development costs to upgrade and enhance the functionality of RKings’ website were capitalized and amortized on a straight-line basis over their expected useful lives, estimated to be 3 years.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed,” requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product, estimated to be 3 years.  No software development costs, or related costs were incurred at October 31, 2022 and 2021.

Inventories, Prizes

                RKings purchases prizes to award to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the first-in, first out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling. Inventory was $1,147,591 and $0 at October 31, 2022 and October 31, 2021, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of average of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment were $72,411 and $0 at October 31, 2022 and October 31, 2021, respectively.

RKings Trademarks and Non-compete Agreements

In connection with the acquisition of RKingsCompetition, Ltd, the Company recognized the definite-lived intangible assets consisting of $2,000,000 of trademarks and $600,000 of non-compete agreements. The trademark for RKings is amortized over 10 years and the non-compete agreements are amortized over 5 years.

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

Share-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stocks granted in return for services rendered. Previously, the share-based payment arrangements with employees were accounted for under Accounting Standards Update (ASU) 718, while nonemployee share-based payments issued for goods and services are accounted for under ASC 505-50. ASC 505-50 differs significantly from ASC 718. On June 20, 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company has adopted the new standard and has made some adjustment with regard to the share-based compensation costs in July 2019. Under ASU 2018-07, the measurement of equity-classified nonemployee share-based payments is generally fixed on the grant date, and the options are no longer revalued on each reporting date. The expenses related to the share-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the twelve-month period ended October 31, 2022, the nine-month transition period ended October 31, 2021, the twelve-month period ended January 31, 2021, and the six-month transition period ended January 31, 2020.

	Twelve Months Ended	Nine Months Ended	Year Ended	Six Months Ended
	October 31, 2022	October 31, 2021	January 31, 2021	January 31, 2020

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(250,038)	$648,072	$398,080	$966,774
Denominator:
Weighted average common shares outstanding	28,042,001	23,884,563	19,953,819	18,968,792

Basic earnings (loss) per common share	$(0.01)	$0.03	$0.02	$0.05

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(250,038)	$648,072	$398,080	$966,774
Denominator:
Weighted average common shares outstanding	28,042,001	23,884,563	19,953,819	18,968,792
Preferred shares	-	1,000	1,000	1,000
Warrants/Options	-	8,392,661	11,633,736	8,838,440
Convertible Debt	-	-	-	54,511
Adjusted weighted average common shares outstanding	28,042,001	32,278,224	31,588,555	27,862,743

Diluted earnings (loss) per common share	$(0.01)	$0.02	$0.01	$0.03

For the year ended October 31, 2022, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Revenues

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) a royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings.

B2B segment, revenue descriptions:

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

B2C segment, revenue descriptions:

The Company generates revenues through RKings and GMG Assets from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry, as well as travel and entertainment experiences.

Pursuant to Financial Accounting Standards Board (“FASB”) Topic 606, Revenue Recognition, our company recognizes revenues by applying the following steps:

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

Impact of COVID-19 Pandemic on Consolidated Financial Statements.

The outbreak of the 2019 novel coronavirus disease (“COVID-19”), was declared a global pandemic by the World Health Organization on March 11, 2020 and the virus has continued to spread through 2022. The related responses by public health and governmental authorities to contain and combat its outbreak and spread of the virus, has adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. We did not experience a decrease in demand for our products and services as a result of COVID-19, nor did we experience a material adverse effect on our results of operations. However, economic recessions as a result of COVID-19, may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business from economic recessions caused by coronavirus pandemic could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) decreases in the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (iv) increasing contraction in the capital markets. Our operations have not been materially negatively impacted by the coronavirus pandemic to date and much of the Company’s work was performed in the commuter environment, as opposed to the office setting. Our employees and consultants returned to our offices in June 2022.

Recently Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – ACCOUNTS RECEIVABLES, NET

Accounts receivables are carried at their estimated collectible amounts. The balance is composed of trade accounts receivables that are periodically evaluated for collectability based on past credit history with customers and their current financial condition and amount due from Citibank for Automated Clearing House (ACH) transfers that were erroneously processed by Citibank (described below).

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11 and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. During the twelve months ended October 31, 2022, an additional $269,086 was replenished by Citibank which resulted in a balance due from Citibank of $67,498. On November 25, 2022, an additional $21,003 was replenished by Citibank.

The Company has accounts receivable of $2,641,023 and $1,762,725 as of October 31, 2022 and October 31, 2021, respectively (net of allowance for bad debt of $0 and $168,557, respectively).  During the twelve months ended October 31, 2022, a $168,557 allowance for doubtful debts was written off and there was no bad debt expense recorded. The corresponding accounts receivable balance was also written off.

NOTE 4 – ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $413,714 and $1,306,896 as of October 31, 2022 and October 31, 2021, respectively.

NOTE 5 – PREPAID EXPENSES

The prepaid expenses mainly include prepayments to suppliers for the gaming content usage, Nasdaq listing fees, rent, insurance, retainer for legal services, prepaid employee wages, and a one-year Gaming License fee. The balances of prepaid expenses are $84,372 and $114,426 as of October 31, 2022 and October 31, 2021, respectively. The components of prepaid expenses are as follows:

	As of	As of
	October 31,	October 31,
	2022	2021

Prepayments to suppliers	$70,156	$104,336
Prepayment for the gaming license fee	8,744	10,090
Prepaid payroll expense	5,472	-
Total prepaid expenses	$84,372	$114,426

NOTE 6 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for a new office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $117,857 ($167,338 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $52,577 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%.

As of October 31, 2022 and October 31, 2021, the operating lease right-of-use asset is $150,653 and $280,183, respectively, and there was also a current operating lease liability of $95,085 and $100,209, respectively and a non-current operating lease liability of $59,778 and $182,024, respectively.

NOTE 7 – ACQUISITIONS

Related Party Asset Acquisitions

GTG Acquisition

On December 22, 2020, the Company entered into a Share Purchase Agreement with Anthony Brian Goodman, CEO of the Company and also the sole director and owner of GTG, which entity was acquired on January 19, 2021. Under the agreement, Mr. Goodman agreed to sell 100% of the shares in GTG to the Company for total consideration of 85,000 GBP. On January 19, 2021, the Company acquired the shares in GTG and became the ultimate holding company of GTG. On March 22, 2021, the Company paid Mr. Goodman $115,314 (equivalent to 85,000 GBP), for the acquisition of GTG.

The assets and liabilities of GTG have been recorded at their historical cost basis at the acquisition date and are included in the Company’s consolidated financial statements.

The assets acquired and liabilities assumed in the Share Purchase Agreement are as follows:

Calculation of Purchase Price Allocation	Amount
Purchase price of GBP £85,000 based on the exchange rate on January 19, 2021	$115,314

Assets acquired and liabilities assumed
Cash	$192
Prepayments – Gaming License	61,513
Advance from shareholders	(100)
Equity value of GTG	$61,605
Reduction in Additional Paid in Capital in GMGI	53,709
Consideration payable – related party	$115,314

GMG Assets Acquisition

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston is a Board Member of GMGI, Mark Weir is a 10% Shareholder in RKings, of which GMGI owns 80% of, and as such are both related parties to GMGI.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company would pay the Sellers 25,000 British pound sterling (GBP)(approximately $30,708) for 100% of GMG Assets, which represented the combined costs paid by the Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. As of October 31, 2022, the consideration has not been paid.

The calculation of the purchase price and the assets acquired and liabilities assumed in the GMG Purchase Agreement are as follows:

Calculation of Purchase Price Allocation	Amount
Purchase price of GBP £25,000 based on Exchange Rate on August 1, 2022	$30,708

Assets acquired and liabilities assumed
Receivable from shareholders of GMG Assets	$30,708
Equity value of GMG Assets	$30,708

Consideration payable – related party	$30,708

Third Party Business Acquisition

RKings Acquisition

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
(2)	666,250 restricted shares of the Company’s common stock, valued at $7.60 per share (the “Closing Shares” and the “Initial Share Value”); and
(3)

within seven days after the receipt of the audit of RKings (as required by Securities and Exchange Commission (“SEC”) rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less RKings’ current and accrued liabilities, as described in greater detail in the Purchase Agreement) as of October 31, 2021, divided by (ii) the Initial Share Value (the “Post-Closing Shares”). On March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described above), in the amount of $562,650.

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

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of RKings’ shares, which was $11,092,150, and (2) the fair value of the 20% noncontrolling interest in RKings, which was estimated to be $2,705,000, over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

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

The calculation of the purchase price and the assets acquired and liabilities assumed in the Purchase Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of contingent cash consideration of GBP £1,000,000 to be paid in six months based on Exchange Rate on November 1, 2020	1,366,500
Fair value of 666,250 restricted shares at $7.60 per share	5,063,500
Fair value of contingent shares consideration	562,650
Purchase price	$11,092,150
Fair value of non-controlling interest	2,705,000
Equity value	$13,797,150
Add: Current liabilities	960,753
Total equity and liabilities	$14,757,903

Allocation to assets
Cash and cash equivalents	$758,047
Inventory, prizes	906,018
Property, Plant & Equipment, net	27,613
Total tangible assets	$1,691,678

Intangible assets
Website development costs, net	$13,901
Trade Names and Trademarks	2,000,000
Non‐Compete Agreements	600,000
Total intangible assets	$2,613,901

Goodwill	10,452,324
Total assets allocated	$14,757,903

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. RKings contributed revenues of $20,162,329 and net income attributable to GMGI of $1,176,265 for the period from the date of acquisition through October 31, 2022.

The following table summarizes the unaudited pro-forma consolidated results of operations for the periods ended October 31, 2022 and 2021, as if the acquisition had occurred on November 1, 2020.

	Year Ended October 31
	2022	2021
Pro-forma total revenues	$36,034,856	$43,796,143
Pro-forma net income (loss) attributable to GMGI	$(250,038)	$2,523,956

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

RKings Notice of Breach

On June 1, 2022, the Company notified the Sellers that Sellers were in default under the Purchase Agreement and demanded that Sellers cease and desist from all activity in violation of the Purchase Agreement, including (1) use of Company confidential data in breach of the non-disclosure requirements of the Purchase Agreement, (2) tortious interference with the Company’s business and customer relationships, and (3) exploitation of Company assets for personal gain.  Also, Sellers had breached the Shareholders Agreement as well as their fiduciary duties as stipulated in the Shareholders Agreement dated November 29, 2021.

Based on the foregoing, and without limitation as to other breaches by either Seller, the Company notified the Sellers that they were in breach of the Purchase Agreement and demanded that each Seller cease and desist from further actions in breach of the Purchase Agreement or in violation of applicable law.  In addition, the Company notified the Sellers of their indemnification obligations under the Purchase Agreement and the Company’s decision to terminate the Sellers’ right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration. In addition, the Company has the right to set off any amounts which are the subject of an indemnification claim against such Holdback Amount and Earn-Out Consideration.  Therefore, no contingent liability was recorded.

RKings Settlement & Release

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

RKings Notice of Buyout

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the Sellers. In connection with such exercise, the Company agreed to pay each Seller USD $661,773, which is equal to their pro rata portion of the Buyout Price, which will be satisfied by the issuance by the Company to each Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement)(an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

On November 30, 2022, the Company completed the purchase of 10% of RKings from each Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings.

Golden Matrix MX Acquisition

On July 11, 2022, the Company entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022.

NOTE 8 – PROPERTY, PLANT and EQUIPMENT

                Property, plant and equipment, net, consists of the following for the periods indicated:

	As of
	October 31,	October 31,
	2022	2021
Fixtures, fittings and equipment	$46,582	$-
Computer and server	3,387	-
Leasehold improvements	33,750	-
Plant and machinery	21,070	-
Total property, plant and equipment	$104,789	$-
Less accumulated depreciation	(32,378)	-
Property, plant and equipment, net	$72,411	$-

NOTE 9 – INTANGIBLE ASSETS

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

The website development costs to upgrade and enhance the functionality of RKings’ website were capitalized which amount to $74,191 as of October 31, 2022.

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

In connection with operating online casino in Mexico, the Company applied for a gaming permit in Mexico through its subsidiary Golden Matrix MX in the amount of $223,725. The gaming permit is recognized as an intangible asset and is amortized over 6 years.

Amortization expenses related to intangible assets were $384,588 and $38,737 for the twelve months ended October 31, 2022 and 2021, respectively. Accumulated amortization was $422,479 and $38,737 as of October 31, 2022 and October 31, 2021, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	October 31,	October 31,
	2022	2021
Definite-lived intangible assets
Aggregation Platform	$116,000	$174,000
Gaming permit in Mexico	223,725
Website Development Cost	89,829	-
Trademarks	2,000,000	-
Non-compete Agreements	600,000	-
Gross definite-lived intangible assets	3,029,554	174,000
Less: accumulated amortization
Aggregation Platform	(73,047)	(38,737)
Gaming permit in Mexico	(3,062)
Website Development Cost	(26,370)	-
Trademarks	(200,000)	-
Non-compete Agreements	(120,000)	-
Total accumulated amortization	(422,479)	(38,737)
Net definite-lived intangible assets	$2,607,075	$135,263

NOTE 10 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include the accrued consulting fees and salaries payable to the Directors and management of the Company and also the accounts payable to Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife, Marla Goodman. Accounts payable to related parties was $10,637 and $105,062 as of October 31, 2022 and October 31, 2021, respectively.

NOTE 11 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $182,444 and $0 as of October 31, 2022 and October 31, 2021, respectively.

NOTE 12 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients will be required to provide the Company with a minimum deposit amount of $5,000, which will serve as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of October 31, 2022 and October 31, 2021, customer deposits amounted to $69,016 and $32,886, respectively.

The other source of deposits is the payment from customers in advance of any usages of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of October 31, 2022 and October 31, 2021, a total of $40,312 and $35,749 of customer deposits are from this source.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement with Mr. Goodman. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020, to among other things, (a) extend the term thereof for four years, to August 20, 2026; (b) increase Mr. Goodman’s base salary to $158,400 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992; (c) provide for annual increases in Mr. Goodman’s salary of no less than 10% per annum; (d) revise the non-compete language of the agreement to include prohibitions prohibiting Mr. Goodman from competing against the Company in connection with online raffles, lotteries, tournaments, competitions and sportsbook operations and technology, and provide for the non-compete to apply to both the United States and the United Kingdom; (e) include additional provisions allowing for Mr. Goodman’s right to immediately terminate the agreement for good reason and amend certain provisions allowing for the Company to terminate Mr. Goodman for cause; (f) amend the terms of severance payments due to Mr. Goodman, and include the right for Goodman to be paid certain change of control severance payments; and (g) include the right of the Company to clawback amounts paid to Mr. Goodman to the extent necessary to comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act or any Securities and Exchange Commission rule.

As of October 31, 2022 and October 31, 2021, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $5,229 and $14,205, respectively.

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

On September 16, 2022, the Company granted 750,000 restricted stock units to Mr. Goodman in consideration for services to be rendered by Mr. Goodman through October 2024.  The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14 - EQUITY”.

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

On September 16, 2022, we entered into a First Amended and Restated Employment Agreement with Ms. Feng. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Ms. Feng dated October 26, 2020, to among other things, (a) extend the term thereof for four years, to August 20, 2026; (b) increase Ms. Feng’s base salary to $132,000 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992; (c) provide for annual increases in Ms. Feng’s salary of no less than 10% per annum; (d) revise the non-compete language of the agreement to include prohibitions prohibiting Ms. Feng from competing against the Company in connection with online raffles, lotteries, tournaments, competition’s and sportsbook operations and technology and include prohibits against competition in the United States and the United Kingdom; (e) include additional provisions allowing for Ms. Feng’s right to immediately terminate the agreement for good reason and amend certain provisions allowing for the Company to terminate Ms. Feng for cause; (f) amend the terms of severance payments due to Ms. Feng, and include right to change of control severance payment; and (g) include the right of the Company to clawback amounts paid to Ms. Feng to the extent necessary to comply with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act or any Securities and Exchange Commission rule.

As of October 31, 2022 and October 31, 2021, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $4,358 and $11,838, respectively.

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

On September 16, 2022, the Company granted 375,000 restricted stock units to Ms. Feng in consideration for services to be rendered by Ms. Feng through October 2024.  The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14- EQUITY”.

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

During the twelve months ended October 31, 2022 and 2021, total consulting fees paid to Mr. McChesney were $46,000 and $24,000, respectively. As of October 31, 2022 and October 31, 2021, the amount payable to Mr. McChesney was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. McChesney in consideration for services to be rendered by Mr. McChesney through October 2024.  The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14- EQUITY”.

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

During the twelve months ended October 31, 2022 and 2021, total consulting fees paid to Mr. Smith were $46,000 and $24,000, respectively. As of October 31, 2022 and October 31, 2021, the amount payable to Mr. Smith was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024.  The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14 - EQUITY”.

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

During the twelve months ended October 31, 2022 and 2021, total consulting fees paid to Mr. Johnston were $46,000 and $24,000, respectively. As of October 31, 2022 and October 31, 2021, the amount payable to Mr. Johnston was $0 and $2,000.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024.  The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14- EQUITY”.

Brett Goodman

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman agreed to provide consulting services assisting the Company with building a Peer-to-Peer gaming system. The consultant will be paid $3,000 per month.

On September 16, 2022, and effective on September 1, 2022, the Company entered into an Employment Agreement with Mr. Brett Goodman. Pursuant to the employment agreement, Mr. Brett Goodman agreed to serve as the Vice President of Business Development for the Company for a term of three years (through September 1, 2025), subject to automatic one-year extensions of the agreement, if not terminated by either party at least three months prior to the renewal date.

                The agreement provides for an annual salary of $60,000 per year, plus a 10.5% Superannuation, subject to annual increases in the discretion of the Audit Committee of the Company. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Director or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.

                The agreement contains standard confidentiality and indemnification obligations of the parties and provides for Mr. Goodman to receive three months of severance pay in the event Mr. Goodman’s employment is terminated other than for cause or by Mr. Goodman without cause. Upon such qualifying termination, all options held by Mr. Goodman vest immediately and are exercisable for the later of the original stated expiration date thereof or 24 months after such termination date.

                In connection with the entry into the employment agreement, the Company granted Mr. Brett Goodman options to purchase 50,000 shares of the Company’s common stock, evidenced by a Notice of Grant of Stock Options and Stock Option Award Agreement (the “Option Agreement”), with an exercise price equal to $3.98 per share, the  closing sales price of the Company on the Nasdaq Capital Market on the date the grant was approved by the Board of Directors of the Company. The options vest at the rate of 1/2 of such Options on each of August 22, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates and such options shall expire if unexercised on February 22, 2025. The options were granted under, and subject to the terms and conditions of, the Company’s 2018 Equity Incentive Plan.

Marla Goodman

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd

(a) Back Office Services:

On June 30, 2021, a Back Office Services Agreement, between the Company and Articulate Pty Ltd, which is wholly-owned by Anthony Brian Goodman, Chief Executive Officer and Chairman of the Company and his wife Marla Goodman, was cancelled. During the twelve months ended October 31, 2022 and 2021, general and administrative expenses related to the Back Office Services Agreement were $0 and $88,000, respectively. As of October 31, 2022 and October 31, 2021, the amount payable to Articulate for Back Office Services was $0 and $77,019, respectively.

(b) License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the twelve months ended October 31, 2022 and 2021, revenues from Articulate were $862,373 and $2,140,266, respectively. As of October 31, 2022 and October 31, 2021, the amount receivable from Articulate was $413,714 and $1,306,896, respectively.

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

(d) Offset accounts payable with accounts receivable

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

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

During the twelve months ended October 31, 2022 and 2021, total consulting fees paid to Mr. Jimenez were $275,000 and $78,750, respectively. As of October 31, 2022 and October 31, 2021, the amount payable to Mr. Jimenez was $0 and $0, respectively.

NOTE 14 – EQUITY

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

As of October 31, 2022 and October 31, 2021, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

Corporate Action regarding Common Stock and Common Stock Transactions

(a) Reverse Stock Split

On April 27, 2020, we filed a Certificate of Change Pursuant to NRS with the Nevada Secretary of State pursuant to which we affected a reverse stock split of our authorized and issued and outstanding common stock in a ratio of 1-for-150. As a result of such filing, our authorized shares of common stock decreased from 6 billion to 40 million and our issued and outstanding shares of common stock decreased in a ratio of 1-for-150. All fractional shares of common stock remaining after the reverse split were rounded up to the nearest whole share. Pursuant to Section 78.207(1) of the Nevada Revised Statutes (“NRS”), shareholder approval was not required for this transaction. The Certificate of Change was effective with the Financial Industry Regulatory Authority (FINRA) on June 26, 2020. The reverse stock split had no effect on the par value of the common stock. The number of authorized shares of common stock was reduced to 40,000,000. 1 150 outstanding. All fractional shares were rounded up to the next whole number. As a result, 3,639 shares of common stock were issued due to the rounding up of fractional shares.

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

On July 14, 2021, and effective on June 6, 2021, the Company and the holder of the remaining 830,000 warrants (the original 1,000,000 shares less the 170,000 warrants exercised on July 9, 2021) entered into an Agreement to Amend and Restate Common Stock Purchase Warrant, whereby, in consideration for the holder exercising warrants to purchase 170,000 shares of common stock (as described above), the parties agreed to enter into an Amended and Restated Common Stock Purchase Warrant, effective as of June 6, 2021, amending, restating and replacing the prior Warrant Agreement, and evidencing the right of the holder to purchase 830,000 shares of common stock of the Company to remove the trigger event (i.e., ten consecutive trading days when the closing sales price of the Company’s common stock closed at or above $10.00 per share) and to fix the expiration date thereof as of November 11, 2022. The other terms of the prior Warrant Agreement were not changed.

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

During the twelve months ended October 31, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system. During the twelve months ended October 31, 2021, 12,491 shares of restricted common stock, with a value of $76,440, were issued for services provided in connection with investor relations services, development of peer-to-peer betting application and maintenance and development of GM-Ag system.

(f) Public Offering

                On October 25, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”) for the sale by the Company in a registered direct offering (the “Offering”) of an aggregate of 496,429 shares of common stock of the Company (the “Shares”), together with warrants to purchase 496,429 shares of common stock (the “Warrants”), at $7.00 per combined Share and Warrant, for aggregate gross proceeds of $3,475,003, before deducting the placement agent fees and related offering expenses. The Offering closed on October 27, 2021.

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

(g) Certificate of Amendment

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

As of October 31, 2022 and October 31, 2021, 250,000,000 and 40,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 28,182,575 and 27,231,401 shares were issued and outstanding, respectively.

(h) Share consideration issued to acquire 80% interest in RKings

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital to purchase 80% of the outstanding capital stock of RKings.

Pursuant to the Purchase Agreement, on November 29, 2021, the Company issued 666,250 restricted shares of the Company’s common stock to the sellers, with an agreed value of GBP £4,000,000 (USD $5,330,000), or $8.00 per share and a market value of $5,063,500 or $7.60 per share of Company common stock. On March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock to the sellers, equal to 80% of RKings’ net asset value as of October 31, 2021, in the amount of $562,650.

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

2018 Equity Incentive Plan

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

During the twelve months ended October 31, 2022, options to purchase 100,000 shares of common stock were granted, 66,666 options expired, and none forfeited.

During the twelve months ended October 31, 2022, options to purchase 156,666 shares of common stock were exercised in a cashless exercise pursuant to which 9,548 shares were surrendered to pay for the aggregate price of the options ($66,050) and 147,118 shares were issued.

During the twelve months ended October 31, 2022, 66,666 shares of common stock were issued upon the cash exercise of the options, pursuant to which the $32,000 aggregate exercise price of the options was paid to the Company.

The total compensation cost related to stock options granted was $568,957 and $1,614,905 for the twelve months ended October 31, 2022 and 2021, respectively.

The following table represents stock option activity for the twelve months ended October 31, 2022:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2021	8,616,664	$0.45
Options granted	100,000	$4.10
Options forfeited	-	$-
Options expired	(66,666)	$0.12
Options exercised	(223,332)	$0.44
Options Outstanding as of October 31, 2022	8,426,666	$0.50
Options Exercisable as of October 31, 2022	8,109,999	$0.34

2022 Equity Incentive Plan

On May 5, 2022, the Company’s Board of Directors and majority stockholders approved the adoption of the Company’s 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the board of directors of the Company in its discretion shall deem relevant. The 2022 Plan became effective on June 29, 2022.

Grant of Restricted Stock Units to Management and the Independent Directors (Related Parties)

Effective on September 16, 2022, the Compensation Committee and the Board of Directors approved the grant, effective on the same date, of an aggregate of 1,575,000 restricted stock units to the officers and directors of the Company listed below (the “RSU Recipients”), in consideration for services to be rendered by such officers and directors through October 2024 (the “RSUs”):

Recipient	Position with Company	Number of RSUs
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	750,000
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director of the Company	375,000
Murray G. Smith	Independent Director	150,000
Aaron Richard Johnston	Independent Director	150,000
Thomas E. McChesney	Independent Director	150,000
		1,575,000

The RSUs are subject to vesting, and vest to the RSU Recipients, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated (the “Performance Metrics” and the “Performance Metrics Schedule”):

	Revenue Targets		EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended October 31, 2022	$21,875,000	*	$3,250,000	*
Year ended October 31, 2023	FY 2022 x 1.1	*	FY 2022 x 1.1	*
Year ended October 31, 2024	FY 2023 x 1.1	*	FY 2023 x 1.1	*

 * 1/6th of the total RSUs granted to each RSU Recipient above.

                For purposes of the calculations above, (a) “EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; (b) “Revenue” means annual revenue of the Company; and (c) “FY 2022” means actual Revenue or EBITDA, as the case may be achieved during the 12 month period from November 1, 2021 to October 31, 2022, and “FY 2023” means actual Revenue or EBITDA as the case may be for the 12 month period from November 1, 2022 to October 31, 2023, in each as set forth in the Company’s audited year-end financial statements (the “Target Definitions”). Both Revenue and EBITDA, and the determination of whether or not the applicable Revenue and EBITDA targets above have been met are to be determined based on the audited financial statements of the Company filed with the Securities and Exchange Commission in the Company’s Annual Reports on Form 10-K for the applicable year ends above, and determined on the date such Annual Reports on Form 10-K are filed publicly with the Securities and Exchange Commission (the “Dates of Determination”).

The Company also entered into a Restricted Stock Grant Agreement with each of the RSU Recipients above to evidence such grants of the RSUs.

The RSUs were granted pursuant to, and subject in all cases to, the terms of the Company’s 2022 Equity Incentive Plan.

Total revenues and EBITDA for the twelve months ended October 31, 2022 were $36,034,856 and $3,526,543, respectively. The performance metrics were met by the Company for the year ended October 31, 2022. Total expenses of $2,089,500 were recognized for the twelve months ended October 31, 2022. There were no expenses related to RSUs for the twelve months ended October 31, 2021.

Effective on December 8, 2022, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, granted Phillip Daniel Moyes, 100,000 RSUs, which vest, if at all, at the rate of 1/4th of such RSUs upon the Company reaching the same EBITDA and revenue targets for the years ended October 31, 2023 and 2024, above, as part of the November 2022 director grants.

Grant of Restricted Stock Units to Employees (Non-related Parties)

During the twelve months ended October 31, 2022, 6,000 RSUs were granted to employees. The RSUs granted to employees were subject to the employees’ continued performance of services for the Company through each vesting date.

The total compensation cost related to the RSUs granted to employees was $764 and $0 for the twelve months ended October 31, 2022, and 2021, respectively.

NOTE 15 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the Twelve Months Ended
Description	October 31, 2022		October 31, 2021
Revenues:
Asia Pacific	$14,848,259	41%	$11,285,731	100%
UK	21,186,597	59%	-	-
Total	$36,034,856	100%	$11,285,731	100%

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the Twelve Months Ended
Description	October 31, 2022		October 31, 2021
Revenues:
B2B	$14,848,259	41%	$11,285,731	100%
B2C	21,186,597	59%	-	-
Total	$36,034,856	100%	$11,285,731	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the Twelve Months Ended
Description	October 31, 2022		October 31, 2021
COGS:
Asia Pacific	$10,915,671	41%	$7,006,022	100%
UK	15,956,558	59%	-	-
Total	$26,872,229	100%	$7,006,022	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	For the Twelve Months Ended
Description	October 31, 2022		October 31, 2021
COGS:
B2B	$10,915,671	41%	$7,006,022	100%
B2C	15,956,558	59%	-	-
Total	$26,872,229	100%	$7,006,022	100%

                Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	October 31, 2022	October 31, 2021
Long-lived assets:
Asia Pacific	$222,690	$415,446
UK	12,837,095	-
Latin America	222,678
Total	$13,282,463	$415,446

NOTE 16 – INCOME TAXES

United States (U.S.)

The U.S. corporate income tax rate was reduced to 21% as a result of the Tax Cuts and Jobs Act (TCJA). A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	October 31,	October 31,	January 31,	January 31,
	2022	2021	2021	2020
Operating profit for the periods ended	$(44,028)	$(648,072)	$(398,080)	$(966,774)
Average statutory tax rate	21%	21%	21%	21%
Deferred tax liability attributable to net operating loss carry-forwards	$(9,246)	$(136,095)	$(83,597)	$(203,023)

Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2022, October 31, 2021, January 31, 2021 and 2020, after applying enacted corporate income tax rates, are as follows:

	October 31,	October 31,	January 31,	January 31,
	2022	2021	2020	2019
Deferred tax liability attributable to net operating loss carry-forwards	(9,246)	(136,095)	(83,597)	(203,023)
Less: valuation allowance	(1,205,548)	(1,341,643)	(1,425,240)	(1,628,262)
Tax benefit	1,196,302	1,205,548	1,341,643	1,425,240
Valuation allowance	(1,196,302)	(1,205,548)	(1,341,643)	(1,425,240)
Net deferred income tax assets	-	-	-	-

United Kingdom (UK)

For the twelve months ended October 31, 2022, the Company had income tax expense in the amount of $419,049 attributable to its operations of RKings in the United Kingdom.

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

The Company, through RKings, is subject to a statutory tax rate of approximately 19% of net income generated in the United Kingdom.

As a result of the acquisition of RKings, the Company assumed the income tax liability of RKings as of November 1, 2021 of $602,628.

Balance November 1, 2021	$602,628
Income Tax November 1, 2021 through October 31, 2022	419,049
Tax paid	(549,697)
Currency Adjustment	(147,833)
Income Tax Liability	$324,147

As of October 31, 2022, the Company had UK income tax payable of $324,147 attributable to the operations of RKings for the twelve-month period ending October 31, 2022. As of October 31, 2021, there was no income tax payable.

Overall, the Company has U.S. net operating losses carried forward to October 31, 2023 of approximately $1,582,000 for tax purposes which may be recognized through July 31, 2038.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

The Company is in dispute with Mr. Paul Hardman (one of the sellers of the 80% interest in RKings) with regards to the Holdback Amount of $573,000 that he has alleged is still owed to him.  That amount is accrued and included in the Company’s liabilities as of October 31, 2022.  The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

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

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew the lease for a period of three years. The rent is $117,857 ($167,338 AUD) per year (subject to a 4% annual increase).

The Company does not have any finance leases. The operating lease cost for the twelve months ended October 31, 2022 was $109,527.

As of October 31, 2022, the Company recognized $150,653 of operating lease right-of-use asset and $95,085 of current operating lease liability and $59,778 of non-current operating lease liability. The discount rate related to the Company’s lease liabilities as of October 31, 2022 was 6.25%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

NOTE 18 - SUBSEQUENT EVENTS

Consulting Agreement with Mr. Aaron Richard Johnston

On October 27, 2022, the Company entered into a Consulting Agreement with Mr. Aaron Richard Johnston, a member of the Board of Directors of the Company, who resigned effective November 1, 2022.

Pursuant to the Consulting Agreement, Mr. Johnston agreed to provide a minimum of 30 hours of service to the Company per week in connection with (a) assistance and guidance as requested from time to time by the Company’s Chief Executive Officer, senior management and the Board of Directors; (b) help with identifying, evaluating, and recommending merger and acquisition candidates to the Company; (c) assistance to the Company in corporate expansion objectives; (d) assistance with mergers and acquisitions, to develop and execute the evaluation, financial, and operational strategy for mergers, acquisitions, and divestiture projects; (e) advising and evaluating potential transactions (M&A), helping provide financial projections, risk assessment, and financial implications; and (f) visiting RKingsCompetitions Ltd in Ireland on a regular basis and assisting the Company with day-to-day management of RKingsCompetitions Ltd, as well as assisting with any other operating businesses the Company may have in the UK and Europe.

During the term of the agreement, for all services rendered by Mr. Johnston under the agreement, the Company agreed to pay Mr. Johnston: $12,000 per month, which may be increased from time to time with the consent of the Company and Mr. Johnston; a cash sign up bonus of $36,000; an equity sign up bonus of 100,000 shares of Restricted Common Stock of the Company (the “Stock Compensation”) which vests to Mr. Johnston at the rate of 50,000 of such shares on November 1, 2022 and 50,000 of such shares on February 1, 2023; the right to earn up to 50,000 Restricted Stock Units (“Board RSUs”) which were previously granted to Mr. Johnston on September 16, 2022 in consideration for services as a member of the Board of Directors of the Company; 300,000 new Restricted Stock Units (RSU’s), with the same incentive targets as the Board RSUs, with 150,000 RSUs vesting each of the years ended October 31, 2023 and 2024; and 300,000 RSUs which shall vest to Mr. Johnston, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition provided the transaction closes prior to November 1, 2023.  Each RSU shall evidence the right to receive, upon vesting thereof, one share of common stock. Mr. Johnston is also eligible under the Consulting Agreement for discretionary bonuses in cash or equity, from time to time, at the discretion of the Board of Directors.

The Consulting Agreement contains customary indemnification and confidentiality obligations, and a one-year non-competition prohibition restricting Mr. Johnston’s ability to compete against the Company following the termination of the agreement.

Resignation of Director

On October 27, 2022, Mr. Aaron Richard Johnston notified the Board of Directors of the Company, of his resignation as a member of the Board of Directors of the Company, effective upon the earlier of (1) November 1, 2022; and (2) the date his replacement is appointed as a member of the Board of Directors. Mr. Johnston’s resignation is not a result of any disagreement with the Company, relating to the Company’s operations, policies, or practices, or otherwise. Mr. Aaron Richard Johnston resigned effective November 1, 2022.

RKings Buyout

On November 30, 2022, RKings filed a confirmation statement with UK’s Companies House pursuant to which the 20% minority shares of RKings were transferred to the Company effective on November 4, 2022.

Appointment of New Director

Effective on December 3, 2022, the Board of Directors of the Company with the recommendation of the Nominating and Governance Committee of the Board of Directors, appointed Philip Daniel Moyes as a member of the Board of Directors and as a member of the Audit Committee of the Board of Directors, with such appointment to take effect immediately.

Software License Agreement between Elray Resources Inc. and Golden Matrix Group, Inc

Effective on December 7, 2022, the Company entered into a Software License Agreement (the “License Agreement”) with Elray Resources Inc. (“Elray”). Mr. Anthony Brian Goodman, Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Company and Weiting ‘Cathy’ Feng, Chief Operating Officer and director of the Company, currently serve as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Goodman) and Treasurer and Director (Feng) of Elray.

Elray operates, manages, and maintains a blockchain online gaming operation and provides blockchain currency technology to licensed casino operators.

Pursuant to the License Agreement, which was effective as of December 1, 2022, the Company granted Elray a non-exclusive, non-licensable, non-sublicensable, non-assignable and non-transferable license for the use and further distribution of certain of the Company’s online games (as such games may be expanded from time to time), subject to certain exceptions, and in certain approved territories where the Company or Elray holds required licenses and/or certifications, which list of approved territories may be updated from time to time. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

The License Agreement also includes a right of first refusal for the Company to provide certain branded gaming content to Elray during the term of the agreement.

Pursuant to the License Agreement we are required to maintain all permits for the use of the licensed games and operate the platform on which the games will be integrated.

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

The License Agreement contains customary representations, warranties and covenants of the parties, including confidentiality obligations; customary limitations of liability (which total liability under the agreement of each party is limited to 100,000 Euros); and restrictions on Elray’s ability to distribute and reverse engineer the licensed games. As part of the License Agreement, we and Elray entered into a customary Service Level Agreement to govern the management and maintenance of the licensed games.

In consideration for licensing the online games to Elray, Elray agreed to pay the Company a monthly license fee equal to 125% of the Company’s costs of such games. Elray also agreed to pay the Company a 10,000 Euro deposit under the agreement, paid no later than the date of integration of the licensed software. The deposit is refundable upon the termination of the agreement. For participation in the progressive jackpot games, Elray is required to make an advance payment of 5,000 Euros.

The Company’s entry into the License Agreement was approved by the Board of Directors of the Company, with Mr. Goodman and Ms. Feng abstaining from such vote, and the Company’s Audit Committee, which is made up of independent directors, which committee is tasked with approving related party transactions of the Company.

Issuances of securities subsequent to the twelve months ended October 31, 2022

On November 1, 2022, 100,000 shares of Restricted Common Stock of the Company (the “Stock Compensation”) were issued to Mr. Aaron Richard Johnston, as a bonus award pursuant to his Consulting Agreement with the Company.  Mr. Johnston was a member of the Board of Directors of the Company, who resigned effective November 1, 2022. The Stock Compensation vests to Mr. Johnston at the rate of 50,000 of such shares on November 1, 2022 and 50,000 of such shares on February 1, 2023, subject to Mr. Johnston’s continued service to the Company on such dates, subject in all cases to the 2022 Equity Incentive Plan, and the Notice of Restricted Stock Grant and Restricted Stock Grant Agreement entered into by the Company to evidence such award.

On November 4, 2022, the Company issued 165,444 shares of restricted common stock with an agreed value of $1,323,552, or $8.00 per share, to the minority shareholders of RKings, representing the non-controlling interest of 20% of RKings, as consideration for the purchase of their 20% capital stock of RKings, pursuant to the terms of the Shareholders Agreement.

On November 21, 2022, two consultants exercised options to purchase 533,332 shares of common stock in a cashless exercise pursuant to which 24,491 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($60,000) and 508,841 shares were issued. These shares were issued pursuant to the terms of the 2018 Equity Incentive Plan.

On December 1, 2022, Weiting Feng, the Company’s Chief Operating Officer and Director, exercised options to purchase 1,400,000 shares of common stock in a cashless exercise pursuant to which 35,594 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($84,000) and 1,364,406 shares were issued. These shares were issued pursuant to the terms of the 2018 Equity Incentive Plan.

On December 1, 2022, Anthony Goodman, the Company’s Chief Executive Officer and Chairman, exercised options to purchase 5,400,000 shares of common stock in a cashless exercise pursuant to which 151,017 shares were surrendered to the Company to pay for the aggregate exercise price of the options ($356,400) and 5,248,983 shares were issued. These shares were issued pursuant to the terms of the 2018 Equity Incentive Plan.

On December 8, 2022, 4,277 shares of restricted common stock were issued to a consultant in consideration for investor relation and press release services rendered to the Company over the past years.

Meridian Purchase Agreement

On January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital (the “Meridian Purchase Agreement”) with Aleksandar Milovanovic, Zoran Milosevic (“Milosevic”) and Snezana Bozovic (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $50 million, due at the initial closing of the acquisition; (b) 56,999,000 restricted shares of the Company’s common stock (the “Phase 1 Closing Shares”), with an agreed upon value of $3.50 per share; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”); (d) $10,000,000 in cash and 4,285,714 restricted shares of Company common stock (the “Post-Closing Shares”) within five business days following the six month anniversary of the Phase 1 Closing (defined below) if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Post-Closing Consideration”); (e) a promissory note in the amount of $10,000,000 (the “Promissory Note”), due nine months after the Phase 1 Closing; and (f) 4,000,000 shares of the Company’s restricted common stock payable at the Phase 2 Closing (defined below)(the “Phase 2 Shares”). The Phase 1 Closing Shares, Series C Preferred Stock, Post-Closing Shares and Phase 2 Shares, are collectively defined herein as the “Purchase Shares”.

The Purchase is contemplated to close in two phases, with phase 1 being the purchase of 100% of each of the Meridian Companies other than Meridian Serbia, together with 90% of Meridian Serbia (“Phase 1 Closing”); and phase 2 being the purchase of the remaining 10% of Meridian Serbia (“Phase 2 Closing”). The Phase 1 Closing is required to occur prior to June 30, 2023 and the Phase 2 Closing is required to occur prior to October 31, 2023, unless extended by the mutual consent of the parties.

The closing of the Purchase is subject to certain closing conditions (some of which apply only for the Phase 1 Closing and some of which apply for both the Phase 1 Closing and Phase 2 Closing). The Meridian Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $50 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to May 31, 2023 (or such other date as the parties may mutually agree), unless such failure is due to the such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 45 days after the date of the Meridian Purchase Agreement, unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (d) by the Company or the Meridian Sellers if the Phase 1 Closing has not been completed by June 30, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to the Due Diligence Termination Right (defined below); (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the HSR Act, to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

The Meridian Purchase Agreement may also be terminated by the Meridian Sellers or the Company at any time prior to the Phase 1 Closing Date if: (i) there shall be any actual action or proceeding which value is more than 1% of the Purchase Price, before any court or any governmental entity which shall seek to restrain, prohibit, or invalidate the transactions contemplated by the Meridian Purchase Agreement and which, in the judgment of the Meridian Sellers or the Company, made in good faith and based upon the advice of its legal counsel, makes it inadvisable to proceed with the Purchase; or (ii) any of the transactions contemplated by the Meridian Purchase Agreement are disapproved by any regulatory authority whose governmental approval is required to consummate such transactions (which does not include the Securities and Exchange Commission (SEC)) or in the judgment of the Meridian Sellers or the Company, made in good faith and based on the advice of counsel, there is substantial likelihood that any such governmental approval will not be obtained by the Required Closing Date) or will be obtained only on a condition or conditions which would be unduly and materially burdensome, making it inadvisable to proceed with the Purchase.

In the event of termination of the Meridian Purchase Agreement, no obligation, right or liability shall arise, and each party shall bear all of the expenses incurred by it in connection with the negotiation, drafting, and execution of the Meridian Purchase Agreement and the transactions contemplated thereby, except in connection with the Break-Fee (discussed below).

Additionally, we have agreed to issue $3 million in restricted stock units to employees of the Meridian Companies (and their subsidiaries) within 30 days following the Phase 1 Closing in order to incentive such employees to continue to provide services to such entities following the Phase 1 Closing (the “Post-Closing Equity Awards”). The Post-Closing Equity Awards will be issued under a shareholder approved equity plan. Included in Post-Closing Equity Awards will be the award of Restricted Stock Units to the directors nominated for appointment to the Board of Directors by the holders of the Company’s Series C Voting Preferred Stock, as described in greater detail in the Meridian Purchase Agreement.

Pursuant to the Meridian Purchase Agreement we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek shareholder approval for the issuance of the Purchase Shares, under applicable rules of the Nasdaq Capital Market, and adoption of amended and restated Articles of Incorporation (the “Amended and Restated Articles”) to remove our classified board of directors and amend certain other provisions of our Articles of Incorporation (collectively, the “Charter Amendments”), promptly after the Meridian Sellers have delivered the financial statements required by Regulation S-X for filing in such Proxy Statement, and to hold a stockholders meeting promptly thereafter (subject to applicable law), to seek shareholder approval of the Charter Amendments and the issuance of the Purchase Shares. We are also required to hold a shareholders meeting to seek shareholder approval for the issuance of the Purchase Shares and Charter Amendments promptly after the SEC has confirmed that it has no comments on such Proxy Statement (the “Shareholder Approval”).

The Meridian Purchase Agreement includes a 60 day due diligence period during which the Company has the right, at the Company’s election, in its reasonable discretion, to terminate the Meridian Purchase Agreement if the Company determines in good faith, that such due diligence has revealed information which would constitute a material adverse effect on the Meridian Companies, or results in any of the representations or warranties of the Meridian Sellers set forth in the Meridian Purchase Agreement not being materially correct and true and the Meridian Sellers have the same right (the “Due Diligence Termination Right”).

To the extent that any term sheet, letter of intent or other agreement or understanding relating to the Required Financing includes any break-fee, termination fee, or other expenses payable by the Company upon termination thereof, to the proposed lender, financier, investment bank or agent (each a “Break-Fee”), despite the parties’ best efforts to avoid such a requirement, each of the Company and Meridian Sellers shall be responsible for 50% of any such Break-Fee, including any amounts required to be escrowed in connection therewith.

Promissory Note

The $10 million Promissory Note will accrue interest at 7% per annum (18% upon the occurrence of an event of default), with monthly interest payments of accrued interest due on the first day of each calendar month until its maturity date; and have a maturity date nine months after the Phase 1 Closing.  The Promissory Note will include customary events of default and require us to indemnify the holders thereof against certain claims.

Series C Voting Preferred Stock

The Series C Voting Preferred Stock is expected to have the following rights to be set forth in a designation of the Series C Voting Preferred Stock filed with the Secretary of State of Nevada prior to the Phase 1 Closing (the “Series C Designation”):

Voting Rights. The holders of the Series C Voting Preferred Stock, voting as a class, vote together with the holders of the Company’s common stock on all shareholder matters. At each vote, each share of Series C Voting Preferred Stock entitles the holder 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series C Preferred Stock).

Additionally, for so long as the Company’s Board of Directors has at least five members and for so long as the Series C Preferred Stock is outstanding, the Series C Voting Preferred Stock, voting separately, will have the right to appoint two members to the Company’s Board of Directors. If the Company’s Board of Directors shall have less than five members, the Series C Voting Preferred Stock, voting separately, will have the right to appoint one member to the Board of Directors. The holders of the Series C Voting Preferred Stock will also have the sole right to remove such persons solely appointed by the Series C Voting Preferred Stock and to fill vacancies in such appointees.

The Series C Preferred Stock will also require the consent of the holders of at least a majority of the issued and outstanding shares of Series C Preferred Stock to (i) amend any provision of the designation of the Series C Preferred Stock, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of any preferred stock of the Company, (iii) adopt or authorize any new designation of any preferred stock, (iv) amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series C Preferred Stock, (v) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series C Preferred Stock, (vi) issue any additional shares of preferred stock, or (vii) alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock.

Conversion Rights. The holders of the Series C Preferred Stock will have the right to convert each share of the Series C Preferred Stock into one share of the Company’s common stock at any time. The Series C Preferred Stock also provides for the automatic conversion of all outstanding shares of Series C Preferred Stock into common stock of the Company, on a 1 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Meridian Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, without taking into account the shares of common stock issuable upon conversion of the Series C Preferred Stock, or the first business day thereafter that the Company becomes aware of such.

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2022. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of October 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer/Chief Compliance Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2022, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of October 31, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Included in the Act is a provision that permanently exempts smaller public companies that qualify as either a Non-Accelerated Filer or Smaller Reporting Company from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

Except as discussed below, there have been no changes in our internal control over financial reporting during the three months ended October 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have implemented upgraded technology and stronger accounting controls at RKings’ tournament platform to improve the performance tracking and inventory management.

We plan to continue to evaluate and monitor our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

                Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of January 30, 2023.

Name of Executive Officer/ Director	Age	Position	Date First
			Appointed as
			Director
Anthony Brian Goodman	64	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	February 2016
Omar Jimenez	61	Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer	—
Weiting ‘Cathy’ Feng	39	Chief Operating Officer and Director	February 2016
Thomas E. McChesney	76	Director	April 2020
Murray G. Smith	51	Director	August 2020
Philip Daniel Moyes	50	Director	December 2022

Classified Board of Directors

The Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The directors are divided among the three classes as follows:

Director Class	Director Names
Class I (terms expiring at 2023 Annual Meeting)	Weiting “Cathy” Feng and Philip Daniel Moyes
Class II (terms expiring at 2024 Annual Meeting)	Thomas E. McChesney and Murray G. Smith
Class III (terms expiring at 2025 Annual Meeting)	Anthony Brian Goodman

Any additional directorships resulting from an increase in the number of directors will be apportioned into those three classes as provided above, provided that pursuant to the Nevada Revised Statutes, at least one-fourth of our directors are required to be elected at each annual meeting of shareholders.

Business Experience

The following is biographical information on the members of our Board of Directors:

Anthony Brian Goodman: Mr. Goodman was appointed as Chief Executive Officer and Chairman of the Board in February 2016. Mr. Goodman is also currently Managing Director of Articulate Pty Ltd. an Australian technology and customer support company which he founded in January 1990. Mr. Goodman has served as Chief Executive Officer and director of Elray Resources, Inc. (“Elray”), which runs an online casino, a company which was previously reporting with the SEC until April 2019 (provided Elray has recently started a Regulation A offering), since February 23, 2011. Mr. Goodman is also the managing member of two Nevada domiciled limited liability companies, (1) Luxor Capital LLC (which managing member position he has held since October 2015; and (2) Goodman Capital Group LLC (“Goodman”), a company that owns a family property in New York City (which entity’s sole purpose is to hold title to such property). Mr. Goodman also serves as the managing director of Global Technology Group Pty Ltd, a position which he has held since September 2019. Prior to immigrating to Australia, Mr. Goodman lived in South Africa where he served as VP of marketing and sales at Allergan Pharmaceuticals in South Africa from January 1982 to February 1984 and owned and operated a successful group of retail drug stores under the brand name Daelite Pharmacy Group from February 1984 to January 1990.

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

Weiting ‘Cathy’ Feng: Ms. Feng was appointed as Chief Financial Officer in February 2016, and served in such role until April 2021, when she was appointed as Chief Operating Officer of the Company. Ms. Feng has also been the director of Etrader Enterprise Pty Ltd, an Australian technology consulting company, since January 2014. Ms. Feng has served as a member of the Board of Directors of Elray since April 2015. See also the discussion of the September 30, 2016, cease-and-desist proceeding against Elray, and related information regarding Elray, included above under Mr. Goodman’s biographical information. She has been working in the financial area for more than ten years. Ms. Feng has extensive experience in financial reporting for U.S. public companies, including preparation of all financial statements, budgets, forecasts, cost allocations, investor disclosure, management financial reports, as well as significant experience in dealing with compliance and regulations with particular respect to the SEC and FINRA. Ms. Feng has the ability to maintain accurate financial management systems and processes, and analyze and present financial related information to facilitate the business decisions to grow business and resolve complex problems. Ms. Feng obtained a Bachelor of Science degree from Fundan University in Shanghai, China and a Master of Commerce degree from the University of Sydney in Sydney, Australia.

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

Philip Daniel Moyes: Mr. Moyes has served as a director of Carbon Logic Ltd, a consulting company to the gaming industry since May 2017. Since October 2021, he has also served as the Chief Executive Officer of Ultimate Platform Technology Ltd., a technology platform provider to the Gaming industry. From February 2018 to November 2018, Mr. Moyes has served as the Group Chief Information Officer of Rank Group PLC, an online and retail gaming company. From July 2007 to March 2017, Mr. Moyes served as Group Chief Information Officer of William Hill Organization PLC, which is in the online and retail gaming industry. From January 2006 to June 2007, Mr. Moyes served as IT Director for Tote, an online and retail gaming company. Mr. Moyes received a bachelor’s degree in Business Administration (with honors) and a Master of Business Administration from Heriot-Watt University, Edinburgh, Scotland.

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

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act, except that Mr. Goodman and Ms. Feng are directors of Elray which recently started a Regulation A offering).

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

Committees of the Board of Directors

Board Committee Membership

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Anthony Brian Goodman (1)
Weiting (Cathy) Feng
Thomas E. McChesney	☒	M	C	C
Murray G. Smith	☒	C	M	M
Philip Daniel Moyes	☒	M

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

The Audit Committee was formed on August 13, 2020.

The Audit Committee Charter is filed as Exhibit 99.2 to the Company’s Current Report on Form 8‑K which the Company filed with the Securities and Exchange Commission on August 27, 2020.

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

The Compensation Committee was formed on August 13, 2020.

The Compensation Committee Charter is filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K which the Company filed with the Securities and Exchange Commission on August 27, 2020.

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

The Nominating and Governance Committee was formed on August 13, 2020.

The Nominating and Governance Committee Charter is filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K which the Company filed with the Securities and Exchange Commission on August 27, 2020.

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

Board of Directors Meetings

During the twelve months ended October 31, 2022, the Board held three formal meetings of the Board, and took various actions via the unanimous written consents of the Board. All members of the Board of Directors attended at least 75 percent of the aggregate of (i) the total number of meetings of the Board of Directors held during the twelve months ended October 31, 2022; and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the twelve months ended October 31, 2022. The Company did not hold an annual meeting in 2021, and took action via a written consent in lieu of the 2022 annual meeting. Each director of the Company is encouraged to be present at annual meetings of shareholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide shareholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its shareholders. The Company’s shareholders voted on say-on-pay matters in 2022 and approved a three year-frequency for future “say on pay” votes, with the next such vote being held at the Company’s 2025 annual meeting.

Director Independence

Our common stock is listed on the Nasdaq Capital Market under the symbol “GMGI.”. Nasdaq requires us to have independent members of our Board of Directors. Notwithstanding that, our Board of Directors has determined that each of Thomas E. McChesney, Murray G. Smith and Aaron Richard Johnston is an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer (if any). The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, once required, although we have not yet implemented such policy.

Insider Trading/Anti-Hedging Policies

All employees, officers and directors of, and consultants and contractors to, us or any of our subsidiaries are subject to our Insider Trading Policy. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace, the misuse of material nonpublic information in securities trading. The policy also includes specific anti-hedging provisions.

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. Even during a trading window period, certain identified insiders, which include the named executive officers and directors, must comply with our designated pre-clearance policy prior to trading in our securities. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

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

Based solely on our review of the copies of such reports received by us and on written representation by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during the twelve months ending October 31, 2022 were timely made, except that Aaron Richard Johnson, our former director, failed to timely file one Form 4 and as a result a total of four transactions were not timely disclosed; Thomas E. McChesney, our director, failed to timely file one Form 4 and as a result two transactions were not timely disclosed; Anthony Brian Goodman, our Chief Executive Officer and director, failed to timely file one Form 4, which related to transactions completed in 2021 and 2022, and as a result two transactions were not timely disclosed; and Weiting ‘Cathy’ Feng, our Chief Operating Officer, failed to timely file one Form 4, which related to transactions completed in 2021, and as a result one transaction was not timely disclosed.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the twelve months ended October 31, 2022, the nine months ended October 31, 2021, the twelve months ended January 31, 2021, and six months ended January 31, 2020. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the twelve months ended October 31, 2022, the nine months ended October 31, 2021, the twelve months ended January 31, 2021, and six months ended January 31, 2020 (ii) were serving at twelve month period ending October 31, 2022 as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)#		Option Awards ($)#		All Other Compensation ($)		Total ($)

Anthony B. Goodman	2022		145,800	-	2,985,000	(£)	-		14,829	(2)	3,145,629
CEO and President	2021-T	(1)	108,231	-	-		43,115,180	(4)	10,522	(2)	43,233,933
	2021		106,663	-	-		-		3,683	(2)	110,346
	2020-T	(3)	40,986	-	-		1,236,381		-		1,277,367

Weiting ‘Cathy’ Feng	2022		121,500	-	1,492,500	(£)	-		12,358	(2)	1,626,358
COO and former CFO	2021-T	(1)	90,192	-	-		11,186,368	(5)	8,768	(2)	11,285,328
	2021		100,202	-	-		-		3,069	(2)	103,271
	2020-T	(3)	40,986	-	-		332,446		-		373,432

Omar Jimenez	2022		275,000	-	-		-		-		275,000
Chief Financial Officer and Chief Compliance Officer (Principal Financial/Accounting Officer)	2021-T	(1)	78,750	-	-		243,911		-		322,661
	2021			-	-		-		-		-
	2020-T	(3)		-	-		-		-		-

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

# The fair value of stock- based compensation issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. Please see NOTE 2 – SUMMARY OF ACCOUNTING POLICIES, Share-Based Compensation for a description of the compensation expense. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

£ Represents 750,000 restricted stock units (RSUs) granted to Mr. Goodman and 375,000 RSUs granted to Ms. Feng on September 16, 2022. The RSUs vest at the rate of 1/6th of such RSUs based on the Company meeting certain revenue and EBITDA targets for the years ended October 31, 2022, 2023 and 2024. The RSUs are settled in shares of common stock. As described in detail in NOTE 14 – EQUITY, Common Stock, 2022 Equity Incentive Plan, the RSUs are subject to vesting, and vest to the RSU Recipients, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated (the “Performance Metrics” and the “Performance Metrics Schedule”):

	Revenue Targets		EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended October 31, 2022	$21,875,000	*	$3,250,000	*
Year ended October 31, 2023	FY 2022 x 1.1	*	FY 2022 x 1.1	*
Year ended October 31, 2024	FY 2023 x 1.1	*	FY 2023 x 1.1	*

 * 1/6th of the total RSUs granted to each RSU Recipient above.

                For purposes of the calculations above, (a) “EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; (b) “Revenue” means annual revenue of the Company; and (c) “FY 2022” means actual Revenue or EBITDA, as the case may be achieved during the 12 month period from November 1, 2021 to October 31, 2022, and “FY 2023” means actual Revenue or EBITDA as the case may be for the 12 month period from November 1, 2022 to October 31, 2023, in each case as set forth in the Company’s audited year-end financial statements (the “Target Definitions”).

(1) Refers to the transition period from February 1, 2021 to October 31, 2021.

(2) All other compensation only includes the superannuation amount paid pursuant to Australian law. As of October 31, 2022 and October 31, 2021, the superannuation payable to Mr. Goodman was $5,229 and $14,205, respectively. As of October 31, 2022 and October 31, 2021, total superannuation payable to Ms. Feng was $4,358 and $11,838, respectively.

(3) Refers to the transition period from August 1, 2019 to January 31, 2020.

(4) On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Anthony Brian Goodman, the Company’s Chief Executive Officer, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022.

(5) On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Weiting Feng, the Company’s Chief Operating Officer, at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022.

Outstanding Equity Awards at Fiscal Year-End

	Option awards						Stock awards
Name	Number of securities underlying unexercised options(#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Anthony B. Goodman	5,400,000	(1)			0.066	12/31/2022
Anthony B. Goodman									750,000	(2)(3)	$1,875,000	(4)
Weiting ‘Cathy’ Feng	1,400,000	(1)			0.06	12/31/2022
Weiting ‘Cathy’ Feng									375,000	(2)(3)	$937,500	(4)
Omar Jimenez	50,000	(1)			9.91	4/23/2023

(1) Fully vested.

(2) Represents restricted stock units (RSUs). Each RSU represents the contingent right to receive, at settlement, one share of common stock.

(3) Subject to the terms of the award agreements, the RSUs vest, if all, at the rate of 1/6th of such RSUs, upon the Company meeting certain (1) revenue and (2) EBITDA targets, as of the end of fiscal 2022, 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10-K, subject to the holders continued service through the applicable vesting date. RSUs do not expire; they either vest or are canceled prior to vesting date. The revenue and EBITDA goals for the twelve months ended October 31, 2022 were met and the RSUs for the year ended December 31, 2022 vest as of the filing of this Report, and as such 1/3rd of such RSUs will vest upon the filing of this Report.

(4) Calculated by multiplying the closing market price of the Company’s common stock on October 31, 2022, $2.50, by the number of units set forth in column (i).

Employment and Consulting Agreements

Employment Agreement with Mr. Anthony Brian Goodman

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement with Mr. Goodman, the Company’s Chief Executive Officer and director. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020. The agreement, as amended and restated, is described below:

The agreement, which provides for Mr. Goodman to serve as the Chief Executive Officer of the Company, was effective October 26, 2020, and remains in effect until August 20, 2026, unless terminated earlier pursuant to its terms, provided that the term of the agreement continues year-to-year thereafter unless either party provides notice to the other of its intent not to renew the agreement at least three months prior to the end of the initial term or any renewal term. Notwithstanding the above, the agreement may be terminated at any time by either party with or without cause. The agreement does not restrict Mr. Goodman’s ability to provide services to Luxor Capital, LLC (“Luxor”), Elray Resources, or Articulate.

Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $158,400, plus a superannuation (an employee funded pension required by the Government of Australia), which is currently equal to 10% of Mr. Goodman’s salary, and pursuant to Australian law is to increase by 0.5% per year, beginning June 30, 2021 (when it increased from 9.5% to 10% and continuing on June 30, 2022, when it increased to 10.5%), until it reaches 12% in 2025 (the “Superannuation”), payable every two weeks. Mr. Goodman’s salary is required to be increased annually in an amount of no less than 10% per annum and may be increased by the Compensation Committee of the Board of Directors annually, or from time to time, in connection with increases in the cost of living, the responsibilities of Mr. Goodman and/or his performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Mr. Goodman and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or other equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).

Pursuant to the agreement, Mr. Goodman is eligible to participate in all benefit programs offered by the Company to its senior executives. Mr. Goodman is entitled to holidays and annual leave in conformity with Australian law, along with seven additional days of leave pursuant to the terms of the agreement and up to 14 days per year of sick leave.

The agreement contains standard confidentiality and indemnification requirements. The agreement prohibits Mr. Goodman from competing against the Company in connection with the business of marketing of gaming intellectual property, tool bar technology, adware and ad serving products, online raffles, lotteries, tournaments, competitions and sportsbook operations and technology, in the United States and the United Kingdom, for a period of one year from the date of termination of the agreement.

The agreement may be terminated by the Company (a) with not less than 2 weeks’ notice to Mr. Goodman of him being adjudicated disabled due to illness or accident; or (b) immediately if he (i) commits any act which may detrimentally affect the Company or its related companies, including any act of dishonesty, fraud, willful disobedience, misconduct or breach of duty; (ii) breaches any terms of the non-compete; (iii) materially breaches the Employment Agreement, and fails to cure such breach within 14 days after notice thereof is provided to Mr. Goodman; or (iv) is of unsound mind, each as determined in the reasonable discretion of the independent members of the Board of Directors acting in good faith (without the vote of Mr. Goodman). Mr. Goodman may terminate the agreement (a) within thirty days of the Company going into bankruptcy; (b) if the Company does not pay any amount owed to him under the agreement within 14 days after notice of such non-payment is provided to the Company; (c) if without his consent, his position or duties are modified by the Company to such an extent that his duties are no longer consistent with the position of CEO of the Company; (d) if there has been a material breach by the Company of a material term of the agreement or he reasonably believes that the Company is violating any law which would have a material adverse effect on the Company’s operations and such violation continues uncured following thirty (30) days after such breach and after notice thereof has been provided to the Company by him, or (e) if his compensation as set forth hereunder is reduced without his consent, or the Company fails to pay to him any compensation due to him under the agreement upon 15 days written notice from him informing the Company of such failure.

Additionally, if Mr. Goodman is involuntarily terminated, any unvested options vest immediately and are exercisable until the later of the original termination date thereof and 24 months after such termination date.

 In the event the Company terminates the agreement other than for cause (defined as his gross negligence or willful misconduct which has a material adverse effect on the Company or his ability to perform his duties under the agreement) or by Mr. Goodman for good reason, Mr. Goodman is due (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Goodman’s then current annual basic salary plus (ii) an amount equal to his targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”); (b) a lump sum cash bonus payment based on prior service in an amount equal to the sum of (i) any unpaid bonus for the prior year that would have been paid had he not been terminated prior to such payment plus (ii) his targeted bonus for the year of termination multiplied by the number of days in such year preceding the termination date, divided by 365; additionally and notwithstanding anything to the contrary in any equity award agreement, any unvested stock options or other equity compensation (including, but not limited to restricted stock units (RSUs)) previously granted to Mr. Goodman will vest immediately upon such termination and in the case of stock options, shall be exercisable by Mr. Goodman until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

Except as set forth above, upon the termination of the agreement, Mr. Goodman is entitled to salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which he was participating as of the termination date. Additionally, any unvested stock options or unvested equity compensation held by Mr. Goodman shall immediately terminate and be forfeited (unless otherwise provided in the applicable award agreement) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity plan, or award agreement, as such may describe the rights and obligations upon termination of employment.

In the event that Mr. Goodman’s employment is terminated (a) by the Company for any reason other than cause or due to his illness or death, or (b) by Mr. Goodman for good reason, during the twelve month period following a Change of Control (as defined below) or in anticipation of a Change of Control, the Company is required to pay Mr. Goodman, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of Mr. Goodman (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to Mr. Goodman for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments, the “Change of Control Payment”). If Mr. Goodman’s employment ends due to a Change of Control termination within six months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for purposes of the agreement. In addition, in the event of a Change of Control, all of Mr. Goodman’s equity-based compensation (including options and equity subject to vesting) shall immediately vest regardless of whether Mr. Goodman is retained by the Company or successor following the Change of Control. Additionally, in the event of a Change of Control termination, unvested equity benefits and awards (including options, unvested RSU’s or unvested equity awards) will vest immediately upon such termination and in the case of stock options, shall be exercisable by Mr. Goodman until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

For purposes of the employment agreement, a “Change of Control” is deemed to occur if (a) any person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities; (b) a merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (c) as a result of the election of members to the Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors as of August 20, 2022, except in the event that such slate of directors is proposed by the Nominating Committee. Notwithstanding the foregoing, if the definition of “Change of Control” in the Company’s Stock Incentive Plans or Equity Compensation Plans (each as amended from time to time) is more favorable to Mr. Goodman, then such definition shall be controlling for purposes of the agreement.

Employment Agreement with Ms. Weiting ‘Cathy’ Feng

Weiting ‘Cathy’ Feng, the Company’s former Chief Financial Officer, and current Chief Operating Officer and director is party to an Employment Agreement with the Company in substantially similar form as Mr. Goodman’s employment agreement as discussed above, which was originally entered into on October 26, 2020, and amended and restated on September 16, 2022, except that the agreement: (a) provides for Ms. Feng to serve as the Chief Operating Officer of the Company; (b) entities Ms. Feng to continue providing services to Elray Resources, Etrader Enterprise Pty Ltd, and Articulate Pty Ltd.; (c) provides for an annual salary of $132,000; and (d) reduces the cash Severance Payment to six months of salary, plus any unpaid bonus for the prior year and the pro rata portion of the targeted bonus for the current year.

Consulting Agreement with Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), to be granted options to purchase 50,000 shares of common stock (with an exercise price of $9.910 per share, expiring April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or other equity awards.

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

Director Compensation

We pay our Board members monthly cash compensation and grant our Board members stock-based compensation from time to time, as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the twelve months ended October 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	All other compensation	Total ($)
Thomas E. McChesney	46,000	597,000	—	643,000
Murray G. Smith	46,000	597,000	—	643,000
Aaron Richard Johnston(3)	46,000	597,000	—	643,000

 * The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Option Awards, Non-Equity Incentive Plan Compensation, or Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) Represents the fair value of the grant of RSUs calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2) As of October 31, 2022, the following RSUs were outstanding and held by each of the above non-executive directors Thomas E. McChesney – 150,000; Murray G. Smith – 150,000; Aaron Richard Johnston – 650,000. Each RSU represents the contingent right to receive, at settlement, one share of common stock. No non-executive director held any options as of October 31, 2022.

(3) Resigned as a member of the Board of Directors effective November 1, 2022.

Directors received $2,000 per month in consideration for their services on the Board of Directors until October 31, 2021. On September 29, 2021, the Board of Directors agreed to increase the compensation of all Independent Directors to $3,000 per month, commencing November 1, 2021. On May 25, 2022, the Compensation Committee agreed to increase the monthly retainer payable to non-executive independent Board members from $3,000 to $5,000 per month, effective immediately.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 30, 2023 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation”, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 36,099,526 shares of our common stock outstanding as of the Date of Determination, which assumes the issuance of the Vesting RSUs discussed below.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3651 Lindell Road,, Suite D131, Las Vegas, Nevada 89103. The below assumes the vesting of 525,000 contingent Restricted Stock Units granted to the officers and certain directors of the Company, a portion of which vests upon the Company meeting certain revenue and EBITDA targets as of October 31, 2022, which targets have been met, and which Restricted Stock Units vest upon the filing of this Report and will be settled by the issuance of 525,000 shares of common stock which will be issued shortly after the filing date of this Report (the “Vesting RSUs”).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned	Series B Voting Preferred Stock Beneficially Owned (1)	Percent of Series B Voting Preferred Stock Beneficially Owned	Total Voting Shares (2)	Percent of Total Voting Shares
Named Executive Officers and Directors:
Anthony B. Goodman (3)	16,999,562		45.8%	1,000	100%	23,499,562	53.9%
Omar Jimenez	50,000	(4)	*	-	-	-	-
Weiting ‘Cathy’ Feng	2,790,915	(5)	7.7%	-	-	2,790,915	6.4%
Thomas E. McChesney	276,397	(6)	*%	-	-	216,397	*
Murray G. Smith	150,000	(7)	*	-	-	50,000	*
Philip Moyes	-		-	-	-	-	-
All directors and executive officers as a group (six persons)	20,266,874		54.3%	1,000	100%	26,556,874	60.9%

Greater Than 5% Shareholders:
None.

* Under 1%.

(1) Each share of Series B Voting Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock).

(2) Based on 43,599,526 total voting shares, including 36,099,526 shares voted by the common stock and 7,500,000 shares voted by the Series B Voting Preferred Stock, which outstanding shares takes into account the Vesting RSUs.

(3) Ownership includes 8,529,079 shares of common stock (including 250,000 shares of common stock which are part of the Vesting RSUs), and 1,000 shares of Series B Voting Preferred Stock individually and 7,470,483 shares of common stock beneficially owned by Luxor Capital, LLC, which entity, and shares, Mr. Goodman is deemed to beneficially own. Also includes 1,000,000 shares which may be issuable to Mr. Goodman upon the conversion of the 1,000 shares of Series B Preferred Stock which he holds.

(4) Includes 50,000 shares which may be purchased by Mr. Jimenez pursuant to stock options that are exercisable within 60 days of the Date of Determination.

(5) Includes 125,000 shares of common stock which are part of the Vesting RSUs.

(6) Includes options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.795 per share, which are vested in full and exercisable within 60 days of the Date of Determination. Includes 50,000 shares of common stock which are part of the Vesting RSUs.

(7) Includes options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share, which are vested in full and exercisable within 60 days of the Date of Determination. Includes 50,000 shares of common stock which are part of the Vesting RSUs.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of October 31, 2022 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	8,426,666	$0.50	22,534,558
Equity compensation plans not approved by security holders	-	-	-
Total	8,426,666	$0.50	22,534,558

(1) Represents awards made under, and available for future awards under, the 2018 Equity Incentive Plan and 2022 Equity Incentive Plan, each discussed below.

2018 Equity Incentive Plan

On January 3, 2018, the Board of Directors of the Company and the stockholders of the Company approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on January 3, 2018.

The 2018 Plan provides an opportunity for any employee, director or consultant of the Company, subject to limitations provided by federal or state securities laws and the terms of the 2018 Plan, to receive incentive stock options or nonqualified stock options. In making such determinations, the Board of Directors (the “Board”, which term may also apply to any member of the Board, if authorized to administer the 2018 Plan) may consider the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board in its discretion shall deem relevant.

Subject to adjustment for stock splits and recapitalizations, a total of 33,333,333 shares of Common Stock are eligible to be issued under the 2018 Plan. Shares repurchased by the Company pursuant to any repurchase right will not be available for future grants of awards under the 2018 Plan.  If an award granted under the 2018 Plan entitles you to receive or purchase shares of our common stock, then on the date of grant of the award, the number of shares covered by the award (or to which the award relates) will be counted against the total number of shares available for granting awards under the 2018 Plan. As a result, the shares available for granting future awards under the 2018 Plan will be reduced as of the date of grant. However, certain shares that have been counted against the total number of shares authorized under the 2018 Plan in connection with awards previously granted under such 2018 Plan will again be available for awards under the 2018 Plan as follows: If an award should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject thereto shall, unless the 2018 Plan shall have been terminated, become available for future grant under the 2018 Plan. In addition, any shares of common stock which are retained by the Company upon exercise of an award in order to satisfy the exercise price for such award or any withholding taxes due with respect to such exercise shall be treated as not issued and shall continue to be available under the 2018 Plan.

As of October 31, 2021, a total of 19,115,558 shares of common stock remained eligible for awards under the 2018 Plan.

2022 Equity Incentive Plan

On May 5, 2022, the Board of Directors adopted, subject to the ratification by the majority stockholders of the Company, which ratification occurred on May 5, 2022, the Company’s 2022 Equity Incentive Plan (the “2022 Plan”).

The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors in its discretion shall deem relevant.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is the sum of (i) 5,000,000 shares, and (ii) an annual increase on May 1st of each calendar year, beginning in 2023 and ending in 2032, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 total awards and 10,000,000 incentive stock options may be granted pursuant to the terms of the 2022 Plan.

The maximum number of shares subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid during the compensation year to the non-employee director, in respect of the director’s service as a member of the Board during such year (including service as a member or chair of any committees of the Board), will not exceed $750,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes). Compensation will count towards this limit for the calendar year in which it was granted or earned, and not later when distributed, in the event it is deferred.

On or after the date of grant of an award under the 2022 Plan, the Board of Directors may (i) accelerate the date on which any such award becomes vested, exercisable or transferable, as the case may be, (ii) extend the term of any such award, including, without limitation, extending the period following a termination of a participant’s employment during which any such award may remain outstanding, or (iii) waive any conditions to the vesting, exercisability or transferability, as the case may be, of any such award; provided, that the Administrator shall not have any such authority to the extent that the grant of such authority would cause any tax to become due under Section 409A of the Internal Revenue Code.

No awards are issuable by the Company under the 2022 Plan (a) in connection with services associated with the offer or sale of securities in a capital-raising transaction; or (b) where the services directly or indirectly promote or maintain a market for the Company’s securities.

The 2022 Plan will automatically terminate on the 10th anniversary of original approval date of the 2022 Plan (May 5, 2032). However, prior to that date, the Company’s Board of Directors may amend or terminate the 2022 Plan as it deems advisable, but it cannot adopt an amendment if it would (1) without a grantee’s consent, materially and adversely affect that grantee’s award; or (2) without stockholder approval, increase the number of shares of the Company’s common stock that can be awarded under the 2022 Plan, except as provided for therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2020, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at October 31, 2022 or 2021, and in which any officer, director, or any shareholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer, Anthony Brian Goodman. The Company purchased certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 74 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 60 shares of common stock were issued to Luxor Capital, LLC.

On March 1, 2016, the Company entered into a convertible promissory note with Luxor Capital, LLC in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matured on March 1, 2017.

On September 10, 2018, the Company entered into a Settlement Agreement with Luxor whereby the parties agreed to release each other from any, and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414, by converting $209,414 into common stock at a conversion price of $0.15 per share, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on September 10, 2019 and September 10, 2020. No discount was recorded for the settlement amount. On September 10, 2018, 1,396,094 shares of common stock were issued for the conversion of $209,414. The loan was fully repaid during the fiscal year ended January 31, 2021.

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

During the year ended January 31, 2021, the Company paid $290,000 to Luxor against the settlement payable. As of January 31, 2021, all of the outstanding balance has been fully repaid. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, as a result, an imputed interest expense of 6% was recorded.

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

During the year ended January 31, 2021, the Company received a loan of $99 from Mr. Goodman, the Company’s Chief Executive Officer, to open a new bank account for its subsidiary in Australia. As of January 31, 2021, the balance of the loan was $99. The loan from the officer is due on demand, unsecured with no interest. The loan was repaid as of October 31, 2021.

On June 29, 2021, the Company extended the expiration date of options to purchase 5,400,000 shares of common stock previously granted to Mr. Goodman, at an exercise price of $0.066 per share, which were to expire on June 30, 2021, until December 31, 2022.

On November 8, 2021, Mr. Goodman loaned $200 to the Company to open two bank accounts. The loan from Mr. Goodman is due on demand, unsecured with no interest. As of January 31, 2022, the balance of the loan was $200.

On March 11, 2022, the Company’s Board of Directors and Mr. Goodman, as the then sole stockholder of the Company’s Series B Preferred Stock (pursuant to a written consent to action without meeting of the sole Series B Preferred Stock stockholder), approved the adoption of, and filing of, an Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock (the “Amended and Restated Designation”).

The Amended and Restated Designation, which was filed with, and became effective with, the Secretary of State of Nevada on March 11, 2022, amended the Certificate of Designation of the Series B Preferred Stock, previously filed by the Corporation with the Secretary of State of Nevada on August 18, 2015, to, among other things: (a) include the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time after May 20, 2022; (b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series B Preferred Stock, nor any voting rights associated with such Series B Preferred Stock, of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding (Mr. Goodman beneficially owns 47.4% of the Company’s outstanding common stock pursuant to Rule 13d-3 of the Exchange Act as of the date of this information statement), or the first business day thereafter that the Company becomes aware of such; (c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock); (d) require the consent of the holders of at least a majority of the issued and outstanding shares of Series B Preferred Stock to (i) amend any provision of the Amended and Restated Designation, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock, (iii) adopt or authorize any new designation of any preferred stock or amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock, (iv) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Preferred Stock, (v) issue any additional shares of Series B Preferred Stock, or (vi) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock; (e) provide that the shares of Series B Preferred Stock shares are not transferrable by Mr. Goodman; and (e) clarify that the Series B Preferred stock is not entitled to any dividend rights, preemptive rights, redemption rights, or liquidation preference.

The Board of Directors determined that the inclusion of the conversion right set forth above was fair and reasonable due to the fact that Mr. Goodman, pursuant to the Amended and Restated Designation, was giving up a non-dilutive voting right of over 99.975% of the Company’s voting stock as a result of such Amended and Restated Designation, which had the principal effects of (1) lowering the voting rights of such Series B Preferred Stock from a non-dilutive 99.975% interest to a dilutive 21.1% interest (currently); and (2) providing for the right at the option of Mr. Goodman, or automatically upon certain events discussed above, for such 1,000 shares of Series B Preferred Stock, to convert into 1,000,000 shares of common stock (previously such Series B Preferred Stock had no conversion rights).

As of October 31, 2022 and October 31, 2021, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $5,229 and $14,205, respectively.

Elray Resources Inc.

Effective on December 3, 2022, the Company entered into a Software License Agreement (the “License Agreement”) with Elray Resources Inc. (“Elray”). Mr. Anthony Brian Goodman, Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Company and Weiting ‘Cathy’ Feng, Chief Operating Officer and director of the Company, currently serve as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Goodman) and Treasurer and Director (Feng) of Elray.

Elray operates, manages, and maintains a blockchain online gaming operation and provides blockchain currency technology to licensed casino operators.

Pursuant to the License Agreement, which was effective as of December 1, 2022, the Company granted Elray a non-exclusive, non-licensable, non-sublicensable, non-assignable and non-transferable license for the use and further distribution of certain of the Company’s online games (as such games may be expanded from time to time), subject to certain exceptions, and in certain approved territories where the Company or Elray holds required licenses and/or certifications, which list of approved territories may be updated from time to time. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

The License Agreement also includes a right of first refusal for the Company to provide certain branded gaming content to Elray during the term of the agreement..

Pursuant to the License Agreement we are required to maintain all permits for the use of the licensed games and operate the platform on which the games will be integrated.

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date (i.e., the date the systems are fully operational and debugged and they are open to the public), and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

The License Agreement contains customary representations, warranties and covenants of the parties, including confidentiality obligations; customary limitations of liability (which total liability under the agreement of each party is limited to 100,000 Euros); and restrictions on Elray’s ability to distribute and reverse engineer the licensed games. As part of the License Agreement, we and Elray entered into a customary Service Level Agreement to govern the management and maintenance of the licensed games.

In consideration for licensing the online games to Elray, Elray agreed to pay the Company a monthly license fee equal to 125% of the Company’s costs of such games. Elray also agreed to pay the Company a 10,000 Euro deposit under the agreement, paid no later than the date of integration of the licensed software. The deposit is refundable upon the termination of the agreement. For participation in the progressive jackpot games, Elray is required to make an advance payment of 5,000 Euros.

The Company’s entry into the License Agreement was approved by the Board of Directors of the Company, with Mr. Goodman and Ms. Feng abstaining from such vote, and the Company’s Audit Committee, which is made up of independent directors, which committee is tasked with approving related party transactions of the Company.

Weiting ‘Cathy’ Feng

On June 29, 2021, the Company extended the expiration date of options to purchase 1,400,000 shares of common stock previously granted to Ms. Feng at an exercise price of $0.06 per share, which were to expire on June 30, 2021, until December 31, 2022.

As of October 31, 2022 and October 31, 2021, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $4,358 and $11,838, respectively.

Articulate Pty Ltd

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

Revenues from related party were $862,373, $2,140,266, $1,525,091, $1,633,702, $2,248,877 and $2,167,773, for the twelve and nine months ended October 31, 2022 and 2021, for the nine months ended October 31, 2021 and 2020, the twelve months ended January 31, 2021 and 2020, respectively. Revenues from related party were from Articulate.

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

As of October 31, 2022 and 2021, the Company had an account receivable of $413,714 and $1,306,896, respectively, from Articulate.

Accounts receivable - related party are carried at their estimated collectible amounts. Accounts receivable-related party are periodically evaluated for collectability based on past credit history and their current financial condition. The Company has accounts receivable from Articulate of $1,306,896 and $656,805, as of October 31, 2021 and January 31, 2021, respectively. As of October 31, 2021, the amount receivable from Articulate was $413,714.

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

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

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

On September 16, 2022, and effective on September 1, 2022, the Company entered into an Employment Agreement with Mr. Brett Goodman. Pursuant to the employment agreement, Mr. Brett Goodman agreed to serve as the Vice President of Business Development for the Company for a term of three years (through September 1, 2025), subject to automatic one-year extensions of the agreement, if not terminated by either party at least three months prior to the renewal date.

The agreement provides an annual salary of $60,000 per year, plus a 10.5% Superannuation, subject to annual increases in the discretion of the Audit Committee of the Company. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Director or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.

The agreement contains standard confidentiality and indemnification obligations of the parties and provides for Mr. Goodman to receive three months of severance pay in the event Mr. Goodman’s employment is terminated other than for cause or by Mr. Goodman without cause. Upon such qualifying termination, all options held by Mr. Goodman vest immediately and are exercisable for the later of the original stated expiration date thereof or 24 months after such termination date.

In connection with the entry into the employment agreement, the Company granted Mr. Brett Goodman options to purchase 50,000 shares of the Company’s common stock, evidenced by a Notice of Grant of Stock Options and Stock Option Award Agreement (the “Option Agreement”), with an exercise price equal to $3.98 per share, the  closing sales price of the Company on the Nasdaq Capital Market on the date the grant was approved by the Board of Directors of the Company. The options vest at the rate of 1/2 of such Options on each of August 22, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates and such options shall expire if unexercised on February 22, 2025. The options were granted under, and subject to the terms and conditions of, the Company’s 2018 Equity Incentive Plan.

Consulting Agreement with Mr. Aaron Richard Johnston

On October 27, 2022, the Company entered into a Consulting Agreement with Mr. Aaron Richard Johnston, a member of the Board of Directors of the Company, who resigned effective November 1, 2022.

Pursuant to the Consulting Agreement, Mr. Johnston agreed to provide a minimum of 30 hours of service to the Company per week in connection with (a) assistance and guidance as requested from time to time by the Company’s Chief Executive Officer, senior management and the Board of Directors; (b) help with identifying, evaluating, and recommending merger and acquisition candidates to the Company; (c) assistance to the Company in corporate expansion objectives; (d) assistance with mergers and acquisitions, to develop and execute the evaluation, financial, and operational strategy for mergers, acquisitions, and divestiture projects; (e) advising and evaluating potential transactions (M&A), helping provide financial projections, risk assessment, and financial implications; and (f) visiting RKingsCompetitions Ltd in Ireland on a regular basis and assisting the Company with day-to-day management of RKingsCompetitions Ltd, as well as assisting with any other operating businesses the Company may have in the UK and Europe.

During the term of the agreement, for all services rendered by Mr. Johnston under the agreement, the Company agreed to pay Mr. Johnston: $12,000 per month, which may be increased from time to time with the consent of the Company and Mr. Johnston; a cash sign up bonus of $36,000; an equity sign up bonus of 100,000 shares of Restricted Common Stock of the Company (the “Stock Compensation”) which vests to Mr. Johnston at the rate of 50,000 of such shares on November 1, 2022 and 50,000 of such shares on February 1, 2023; the right to earn up to 50,000 Restricted Stock Units (“Board RSUs”) which were previously granted to Mr. Johnston on September 16, 2022 in consideration for services as a member of the Board of Directors of the Company; 300,000 new Restricted Stock Units (RSU’s), with the same incentive targets as the Board RSUs, with 150,000 RSUs vesting each of the years ended October 31, 2023 and 2024; and 300,000 RSUs which shall vest to Mr. Johnston, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition provided the transaction closes prior to November 1, 2023.  Each RSU shall evidence the right to receive, upon vesting thereof, one share of common stock. Mr. Johnston is also eligible under the Consulting Agreement for discretionary bonuses in cash or equity, from time to time, at the discretion of the Board of Directors.

The Consulting Agreement contains customary indemnification and confidentiality obligations, and a one-year non-competition prohibition restricting Mr. Johnston’s ability to compete against the Company following the termination of the agreement.

Other

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire an 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston is a Board Member of GMGI, Mark Weir is a 10% Shareholder in RKings, of which GMGI owned 80% of, and as such are both related parties to GMGI.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company would pay the Sellers 25,000 British pound sterling (GBP)(approximately $30,708) for 100% of GMG Assets, which represented the combined costs paid by the Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. As of October 31, 2022 and the date of this filing, the consideration has not been paid.

Related party transactions are also disclosed in “NOTE 13 – RELATED PARTY TRANSACTIONS” to the consolidated financial statements included herein under “Item 8. Financial Statements and Supplementary Data”.

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

Director Independence

Our common stock is currently quoted on the Nasdaq Capital Market. Nasdaq requires that a majority of our Board of Directors be independent. Notwithstanding that, our Board of Directors has determined that each of Thomas E. McChesney, Murray G. Smith and Philip Daniel Moyes is an independent director as defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

Item 14. Principal Accounting Fees and Services

Our independent public accounting firm is M&K CPAs, PLLC, Houston, Texas, PCAOB Auditor ID 2738.

The following table sets forth the fees billed by our principal independent accountants, M&K CPAS, PLLC, for the twelve months ended October 31, 2022, the nine months ended October 31, 2021, the twelve months ended January 31, 2021, and six months ended January 1, 2020 for the categories of services indicated.

	Twelve Months Ended October 31,	Nine Months Ended October 31,	Year Ended January 31,	Transition Period from August 1, 2019 to
	2022	2021	2021	January 31, 2020
Audit Fees	$152,000	$76,000	$34,810	$14,800
Audit Related Fees	$5,000	$20,000	$2,500	—
Tax Fees	$1,800	$4,500	—	—
All Other Fees	$-	-	—	—
Total	$158,800	$100,500	$37,310	$14,800

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements. The $5,000 was for the review of our Form S-3 registration and Form S-8 registration statements, provided during the twelve months ended October 31, 2022.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by M&K CPAS, PLLC, for the twelve months ended October 31, 2022, the nine months ended October 31, 2021, the twelve months ended January 31, 2021 and transition period from August 1, 2019 to January 31, 2020.

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
2.2£

Sale and Purchase Agreement of Share Capital dated January 11, 2023 by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.1	01/12/2023	001-41326
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
4.1	Form of Common Stock Purchase Warrant (October 2021 Placement Agent Offering)		8-K	4.1	10/27/2021	000-54840
4.2	Description of Securities of the Registrant	x
10.1	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.2	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018		10-KT/A	10.4	10/28/2020	000-54840
10.3***	Consulting Services Agreement dated February 22, 2016, between the Company and Brian Anthony Goodman		10-KT/A	10.11	10/28/2020	000-54840
10.4***	Consulting Services Agreement dated February 22, 2016, between the Company and Weiting Feng		10-KT/A	10.12	10/28/2020	000-54840
10.5***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan		10.1	S-8	10/15/2019	333-234192
10.6	Form of Subscription Agreement (August 2020 Private Offering)		8-K	10.1	8/27/2020	000-54840
10.7	Form of Common Stock Purchase Warrant (August 2020 Private Offering)		8-K	10.2	8/27/2020	000-54840

10.8***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020	8-K	10.1	10/28/2020	000-54840
10.9***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020	8-K	10.2	10/28/2020	000-54840
10.10#	Sportsbook Software Licence and Services Agreement dated October 21, 2020 (and effective October 28, 2020), by and between Golden Matrix Group, Inc. and Amelco UK Limited	8-K	10.1	11/2/2020	000-54840
10.11	Distribution Agreement effective November 18, 2020, by and between Golden Matrix Group, Inc. and Playtech Software Limited	8-K	10.1	11/23/2020	000-54840
10.12	October 31, 2020, Memorandum between Golden Matrix Group, Inc. and Articulate Pty Ltd	10-Q	10.21	12/11/2020	000-54840
10.13	Share Purchase Agreement effective December 22, 2020, by and between Golden Matrix Group, Inc. and Global Technology Group Pty Ltd	8-K	10.1	12/28/2020	000-54840
10.14	Form of Subscription Agreement (January 2021 Private Offering)	8-K	10.1	1/26/2021	000-54840
10.15	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	10.2	1/26/2021	000-54840
10.16	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd	8-K	10.1	3/8/2021	000-54840
10.17	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Articulate Pty Ltd and Brett Goodman and Jason Silver	10-K	10.25	4/30/2021	000-54840
10.18	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd	10-K	10.26	4/30/2021	000-54840
10.19	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021	10-K	10.27	4/30/2021	000-54840
10.20	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021	10-K	10.28	4/30/2021	000-54840
10.21	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Aaron Neill-Stevens dated March 22, 2021	10-K	10.29	4/30/2021	000-54840
10.22	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Vladislav Slava Aizenshtat dated March 22, 2021	10-K	10.30	4/30/2021	000-54840
10.23	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.	8-K	10.1	4/23/2021	000-54840
10.24	Omar Jimenez Stock Option Agreement to Purchase 50,000 shares of common stock (April 22nd, 2021)	8-K	10.2	4/23/2021	000-54840
10.25***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021	10-K	10.33	4/30/2021	000-54840
10.26	Software Licensing Agreement dated June 4, 2021 (and effective June 28, 2021), by and between Golden Matrix Group, Inc. and Fantasma Games AB	8-K	10.1	6/29/2021	000-54840

10.27	Agreement to Amend and Restate Common Stock Purchase Warrant, dated July 14, 2021, and effective June 6, 2021, by and among Golden Matrix Group, Inc. and Knutsson Holdings AB		8-K	10.1	7/15/2021	000-54840
10.28	Amended and Restated Common Stock Purchase Warrant to purchase 830,000 shares of common stock dated July 14, 2021, and effective June 6, 2021		8-K	10.2	7/15/2021	000-54840
10.29+	Placement Agency Agreement, dated October 25, 2021, by and between Golden Matrix Group, Inc. and EF Hutton, division of Benchmark Investments, LLC		8-K	4.1	10/27/2021	000-54840
10.30	Form of Securities Purchase Agreement, dated October 25, 2021, by and between Golden Matrix Group, Inc. and the investors party thereto		8-K	4.1	10/27/2021	000-54840
10.31	Form of Lock-Up Agreement (October 2021 Offering)		8-K	4.1	10/27/2021	000-54840
10.32	Shareholders Agreement dated November 29, 2021, by and between Golden Matrix Group, Inc. and Mark Weir and Paul Hardman		8-K	10.1	12/3/2021	000-54840
10.33	Golden Matrix Group, Inc. 2022 Equity Incentive Plan		8-K	10.1	5/11/2022	001-41326
10.34+	Settlement and Mutual Release Agreement dated August 1, 2022, by and between Golden Matrix Group, Inc. and Mark Weir*	x
10.35***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman		8-K	10.1	9/20/2022	001-41326
10.36***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng		8-K	10.2	9/20/2022	001-41326
10.37***	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(officer and employee awards – September 2022)		8-K	10.3	9/20/2022	001-41326
10.38***	Employment Agreement effective September 1, 2022, between Golden Matrix Group, Inc. and Brett Goodman		8-K	10.4	9/20/2022	001-41326
10.39***	Form of Stock Option Agreement – Brett Goodman (2018 Equity Incentive Plan)		8-K	10.5	9/20/2022	001-41326
10.40	Share Purchase Agreement dated October 17, 2022, and effective October 24, 2022, by and between Golden Matrix Group, Inc. and the Shareholders of GMG Assets Limited		8-K	10.1	10/27/2022	001-41326
10.41***	Consulting Agreement dated October 27, 2022, by and between Golden Matrix Group, Inc. and Aaron Richard Johnston		8-K	10.1	11/1/2022	001-41326
10.42***	Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)		8-K	10.2	11/1/2022	001-41326
10.43***	Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)		8-K	10.3	11/1/2022	001-41326
10.44***	Software License Agreement between Elray Resources Inc. and Golden Matrix Group, Inc., effective December 1, 2022		8-K	10.1	12/12/2022	001-41326
10.45***	Memorandum between Articulate Pty Ltd and Golden Matrix Group, Inc., dated October 14, 2022*	x
14.1	Code of Business Conduct and Ethics		8-K	14.1	10/28/2020	001-41326

21.1	Subsidiaries*	x
23.1	Consent of M&K CPAS, PLLC*	x
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
99.1	Audit Committee Charter		8-K	99.1	1/28/2021	000-54840
99.2	Compensation Committee Charter		8-K	99.3	8/27/2020	000-54840
99.3	Nominating and Corporate Governance Committee Charter		8-K	99.4	8/27/2020	000-54840
99.4	Corporate Disclosure Policy		8-K	99.1	4/23/2021	000-54840
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	x

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

£ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Golden Matrix Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished. Certain personal information which would constitute an unwarranted invasion of personal privacy has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

Date: January 30, 2023	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman
(Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Brian Goodman, his or her attorneys-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Brian Goodman
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	January 30, 2023

/s/ Omar Jimenez
Omar Jimenez	Chief Financial Officer and Chief Compliance Officer (Principal Financial/Accounting Officer)	January 30, 2023

/s/ Weiting ‘Cathy’ Feng
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director	January 30, 2023

/s/ Thomas E. McChesney
Thomas E. McChesney	Director	January 30, 2023

/s/ Murray G. Smith
Murray G. Smith	Director	January 30, 2023

/s/ Philip Daniel Moyes
Philip Daniel Moyes	Director	January 30, 2023

