Form 10-Q
period 2023-01-31
Golden Matrix Group, Inc.
filed 2023-03-16
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

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

As of March 16, 2023, there were 36,099,526 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those included in, and incorporated by reference in, the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

•	the impact of the COVID-19 pandemic on the Company;

•	our need for significant additional financing to grow and expand our operations, the availability and the terms of such financing, and potential dilution which may be caused by the availability of such financing, if obtained through the sale of equity or convertible securities;

•	the impact of the COVID-19 pandemic, and other pandemics and epidemics, on the Company to manage growth;

•	the ability of the Company to obtain additional gaming licenses;

•	our limited operating history;

•	the Company’s ability to complete acquisitions and the available funding for such acquisitions; and disruptions caused by acquisitions;

•	the reliance on suppliers of third-party gaming content and the cost of such content;

•	dilution caused by fund raising, the conversion of outstanding preferred stock, and/or acquisitions;

•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;

•	the Company’s expectations for future growth, revenues, and profitability;

•	the Company’s expectations regarding future plans and timing thereof;

•	the Company’s reliance on its management;

•	the fact that the Company’s Chief Executive Officer has voting control over the Company;

•	related party relationships as well as conflicts of interest related thereto;

•	the potential effect of economic downturns, recessions, increases in interest rates and inflation, and market conditions, including recessions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects as a result of increased inflation, increasing interest rates, global conflicts and other events;

•	the Company’s ability to protect proprietary information;

•	the ability of the Company to compete in its market;

•	dilution caused by efforts to obtain additional financing;

•	the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations that may unfavorably impact our business;

•	the risks associated with gaming fraud, user cheating and cyber-attacks;

•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;

•	risks relating to inventory management;

•	foreign exchange and currency risks;

•	the outcome of contingencies, including legal proceedings in the normal course of business;

•	the ability to compete against existing and new competitors;

•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments; and

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	January 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$15,423,897	$14,949,673
Accounts receivable, net	3,489,673	2,641,023
Accounts receivable – related parties	355,356	413,714
Prepaid expenses	274,688	84,372
Short-term deposit	57,630	52,577
Inventory, prizes	1,612,975	1,147,591
Total current assets	$21,214,219	$19,288,950

Non-current assets:
Property, plant & equipment, net	78,484	72,411
Intangible assets, net	2,568,519	2,607,075
Operating lease right-of-use assets	140,153	150,653
Goodwill	10,381,710	10,452,324
Total non-current assets	13,168,866	13,282,463
Total assets	$34,383,085	$32,571,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,098,290	$1,385,076
Accounts payable – related parties	28,941	10,637
Accrued income tax liability	495,308	324,147
Deferred revenues	137,889	182,444
Deferred tax liability	4,712	4,409
Current portion of operating lease liability	107,050	95,085
Customer deposits	310,103	109,328
Accrued interest	123	123
Contingent liability	615,839	573,197
Consideration payable	30,708	-
Consideration payable – related party	-	30,708
Total current liabilities	3,828,963	2,715,154

Non-current liabilities:
Non-current portion of operating lease liability	37,733	59,778
Total non-current liabilities	37,733	59,778
Total liabilities	$3,866,696	$2,774,932

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 and 40,000,000 shares authorized; 36,099,526 and 28,182,575 shares issued and outstanding, respectively	$361	282
Additional paid-in capital	55,690,495	51,677,727
Unearned compensation	(2,611)	-
Accumulated other comprehensive loss	(53,488)	(205,747)
Accumulated deficit	(25,118,368)	(24,674,847)
Total shareholders’ equity of GMGI	30,516,389	26,797,415
Noncontrolling interests	-	2,999,066
Total equity	30,516,389	29,796,481
Total liabilities and shareholders’ equity	$34,383,085	$32,571,413

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022

Revenues	$10,591,036	$8,641,859
Revenues-related party	186,643	235,246
Total revenues	10,777,679	8,877,105
Cost of goods sold	(8,334,645)	(6,853,002)
Gross profit	2,443,034	2,024,103

Costs and expenses:
General and administrative expense	2,037,295	1,464,545
General and administrative expense- related party	734,694	155,600
Total operating expenses	2,771,989	1,620,145
Gain (Loss) from operations	(328,955)	403,958

Other income (expense):
Interest expense	(998)	-
Interest earned	11,905	441
Foreign exchange gain	20,213	84,676
Total other income (expense)	31,120	85,117
Net income (loss) before tax	(297,835)	489,075
Provision for income taxes	145,686	75,404
Net income (loss)	(443,521)	413,671
Less: Net income attributable to noncontrolling interest	-	64,292
Net income (loss) attributable to GMGI	$(443,521)	$349,379

Weighted average ordinary shares outstanding:
Basic	33,311,667	27,747,956
Diluted	33,311,667	35,758,682
Net income (loss) per ordinary share attributable to GMGI:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Statements of Comprehensive Income:
Net income (loss)	$(443,521)	$413,671
Foreign currency translation adjustments	152,259	57,054
Comprehensive income (loss)	(291,262)	470,725
Less: Net income attributable to noncontrolling interest	-	64,292
Comprehensive income (loss) attributable to GMGI	$(291,262)	$406,433

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

Three Months Ended January 31, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$(1,720)	$(24,424,809)	$18,928,109	$-	$18,928,109

Shares issued for services	-	-	808	-	6,000	-	-	6,000	-	6,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-
Shares issued as consideration to acquire Rkings	-	-	666,250	7	5,329,993	-	-	5,330,000	-	5,330,000
FV of option/warrants issued for services	-	-	-	-	137,931	-	-	137,931	-	137,931
Cumulative translation adjustment	-	-	-	-	-	57,054	-	57,054	-	57,054
Fair value of non-controlling interest in Rkings	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the quarter	-	-	-	-	-	-	349,379	349,379	64,292	413,671
Balance at January 31, 2022	1,000	$-	28,045,577	$280	$48,828,289	$55,334	$(24,075,430)	$24,808,473	$2,769,292	$27,577,765

See accompanying notes to consolidated financial statements.

For the Three Months Ended January 31, 2023

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Unearned	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at October 31, 2022	1,000	$-	28,182,575	$282	$51,677,727	$-	$(205,747)	$(24,674,847)	$26,797,415	$2,999,066	$29,796,481

Shares issued as consideration to acquire RKings	-	-	165,444	2	2,928,450	-	-	-	2,928,452	(2,928,452)	-
Shares issued on cashless exercise of options	-	-	7,122,230	71	(71)	-	-	-	-	-	-
Shares issued for services	-	-	104,277	1	265,999	(2,611)	-	-	263,389	-	263,389
Shares issued for vested RSUs	-	-	525,000	5	(5)	-	-	-	-	-	-
FV of stock-based compensation	-	-	-	-	818,395	-	-	-	818,395	-	818,395
Cumulative translation adjustment	-	-	-	-	-	-	152,259	-	152,259	-	152,259
Adjustment to reduce NCI amount recorded for RKings acquisition	-	-	-	-	-	-	-	-	-	(70,614)	(70,614)
Net loss for the quarter	-	-	-	-	-	-	-	(443,521)	(443,521)	-	(443,521)
Balance at January 31, 2023	1,000	$-	36,099,526	$361	$55,690,495	$(2,611)	$(53,488)	$(25,118,368)	$30,516,389	$-	$30,516,389

 See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	January 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(443,521)	$413,671
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	818,395	137,931
Fair value of shares issued for services	263,389	6,000
Unrealized foreign exchange loss on contingent liability	42,642	-
Amortization of intangible assets	106,666	94,169
Depreciation of property, plant and equipment	9,897	2,532

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(820,054)	39,998
(Increase) decrease in accounts receivable – related party	58,358	773,290
(Increase) decrease in prepaid expense	6,601	(950)
(Increase) decrease in inventory, prize	(378,170)	36,352
(Increase) decrease in operating lease assets	23,993	24,100
(Decrease) increase in accounts payable and accrued liabilities	626,252	126,983
(Decrease) increase in accounts payable – related party	17,767	4,378
(Decrease) increase in accrued income tax liability	145,686	75,404
(Decrease) increase in deferred revenues	(55,912)	122,634
(Decrease) increase in customer deposit	3,642	7,830
(Decrease) increase in operating lease liabilities	(23,978)	(22,923)
Net cash provided by operating activities	$401,653	$1,841,399

Cash flows from investing activities:
Cash paid for purchase of RKings	-	(3,341,453)
Cash paid for leasehold improvement	(6,202)	-
Cash paid for purchase of fixed assets	(1,933)	(5,992)
Cash paid for purchase of intangible assets	(52,788)	(47,873)
Net cash used in investing activities	$(60,923)	$(3,395,318)

Cash flows from financing activities:
Advance from shareholders	-	200
Net cash provided by financing activities	$-	$200

Effect of exchange rate changes on cash	133,494	(1,671)

Net increase (decrease) in cash and cash equivalents	474,224	(1,555,390)
Cash and cash equivalents at beginning of year	14,949,673	16,797,656
Cash and cash equivalents at end of the quarter	$15,423,897	$15,242,266

Supplemental cash flows disclosures
Interest paid	$998	$-
Tax paid	$-	$-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$71	$1
Intangible asset written down	$-	$58,000
Acquisition of 20% shares of RKings	$488,060	-

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

With the acquisition of 80% of RKingsCompetitions Ltd. (“RKings”) effective on November 1, 2021 (and the acquisition of the remaining 20% of RKings effective November 4, 2022), the Company entered into the business-to-consumer (“B2C”) segment by offering what we refer to as “pay to enter prize competitions” throughout the UK. These prize competitions are not gambling or a lottery; we do not offer B2C online sports betting and/or online casino services in the UK. The prize competitions require entrants to demonstrate sufficient skill, knowledge or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. Also, effective on August 1, 2022, the Company expanded its B2C reach by acquiring GMG Assets Limited (“GMG Assets”), a UK company, which was formed to facilitate the Company’s operation of RKings. On July 11, 2022, the Company acquired Golden Matrix MX, S.A. DE C.V., which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, named Mexplay, which is planned to feature an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The Company’s online casino and related activities in Mexico have not yet commenced as the online casino and website is still under development and enhancements to the online casino are still ongoing, and marketing efforts in connection with the online casino have not yet started.

In the B2C segment, the Company has improved functionality and responsiveness of the RKingsCompetitions.com website and expanded its marketing efforts from Northern Ireland to encompass the UK as its customer reach. Also, the Company has not commenced marketing efforts in Mexico as the online casino is being upgraded and enhanced by adding other features with the goal of attracting participants to its online casino in Mexico.

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

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “Purchase Agreement”), to acquire an 80% ownership interest in RKings. On December 6, 2021, the Company closed the Purchase, which was effective on November 1, 2021.

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

Effective on August 1, 2022, the Company acquired a 100% ownership interest in GMG Assets Limited (“GMG Assets”).

On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”).

On November 30, 2022, the Company completed the purchase of the remaining 20% of RKings and effective as of November 4, 2022, the Company owns 100% of RKings.

On January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital to acquire 100% of certain gaming companies in consideration for cash, a promissory note and equity, as described in greater detail below under “Note 16 – Purchase Agreement”.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended October 31, 2022 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Global Technology Group Pty Ltd. (“GTG”), RKings, GMG Assets and its 99.99% ownership interest in Golden Matrix MX. All intercompany transactions and balances have been eliminated.

Business Combination - Acquisitions of RKingsCompetitions Ltd., Golden Matrix MX, S.A. DE C.V. and GMG Assets Limited

•	RKingsCompetitions Ltd.

Effective on November 1, 2021, the Company acquired 80% of RKings and effective on November 4, 2022, the Company acquired the remaining 20% interest in RKings.

•	Golden Matrix MX, S.A. DE C.V.

On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022. The Company’s operations of Golden Matrix MX in Mexico as the online casino are still under development and enhancements, and marketing efforts of the online casino have not commenced and such casino is not generating revenues as of yet.

•	GMG Assets Limited

Effective August 1, 2022, the Company acquired a 100% ownership interest in GMG Assets.

The Company accounts for business combinations using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, “Business Combinations”. Identifiable assets acquired, and liabilities assumed, in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. Any adjustments to the purchase price allocation are made during the measurement period, not exceeding one year from the acquisition date, in accordance with ASC 805. The Company recognizes any non-controlling interest in the acquired subsidiary at fair value. The excess of the purchase price and the fair value of non-controlling interest in the acquired subsidiary over the fair value of the identifiable net assets of the subsidiary is recognized as goodwill. Identifiable assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed as incurred.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at January 31, 2023 and October 31, 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of January 31, 2023 and October 31, 2022, the allowance for doubtful accounts was $0 and $0, respectively. During the three months ending January 31, 2023 and the twelve-month period ending October 31, 2022, there was no bad debt recorded.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. All costs associated with the websites are subject to straight-line amortization over a three-year period. During the three months ended January 31, 2023, $52,788 in development costs, or related costs were incurred and capitalized.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Costs of Software to Be Sold, Leased, or Marketed”, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

Inventories, Prizes

RKings purchases prizes to award to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the specific identification method (which approximates the previously reported first-in, first-out (“FIFO”) method and there is no change (or cumulative change) resulting from a change in accounting method). Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling. Inventory was $1,612,975 and $1,147,591 at January 31, 2023 and October 31, 2022, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment were $78,484 and $72,411 at January 31, 2023 and October 31, 2022, respectively.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $106,666 and $94,169 during the three months ended January 31, 2023 and 2022, respectively.

Revenue Recognition

The Company currently has three distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and (ii) royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings.

B2B segment, revenue descriptions:

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

B2C segment, revenue descriptions:

The Company generates revenues through RKings from sales of prize competitions tickets directly to customers, throughout the United Kingdom, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences.

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

Earnings (Loss) Per Common Share

Basic net earnings (loss) per share of common stock is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common stock shares (Common Shares) outstanding during the period. Diluted net earnings (loss) per Common Share are determined using the weighted-average number of Common Shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings (loss) per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended January 31, 2023 and 2022:

	For the three months ended
	January 31,
	2023	2022

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(443,521)	$349,379
Denominator:
Weighted average common shares outstanding	33,311,667	27,747,956

Basic earnings (loss) per common share	$(0.01)	$0.01

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(443,521)	$349,379
Denominator:
Weighted average common shares outstanding	33,311,667	27,747,956
Preferred shares	-	1,000
Warrants/Options	-	7,939,394
Consideration payable		70,332
Adjusted weighted average common shares outstanding	33,311,667	35,758,682

Diluted earnings (loss) per common share	$(0.01)	$0.01

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

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options granted in return for services rendered. For the comparative periods, the stock-based payment arrangements with employees were accounted for under FASB ASC 718, “Compensation - Stock Compensation” while nonemployee stock-based payments issued for goods and services are accounted for under ASC 505-50 “Equity - Equity-Based Payments to Non-Employees”. ASC 505-50 differs significantly from ASC 718. ASC 505-50 was updated with FASB issued ASU 2018-07, which aligned share-based payments granted to non-employees (for goods and services) with the requirements for share-based payments granted to employees.

The expenses related to the stock-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11. Through January 31, 2023, Citibank has replenished $683,010 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $46,495, which amount is still outstanding as of the date of this report.

The Company has accounts receivable of $3,489,673 and $2,641,023 as of January 31, 2023 and October 31, 2022, respectively (net of allowance for bad debt of $0 and $0, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $355,356 and $413,714 as of January 31, 2023 and October 31, 2022, respectively.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses mainly include prepayments to suppliers for the gaming content usage, Nasdaq listing fees, rent, insurance, retainer for legal services, prepaid employee wages, and a one-year Gaming License fee. The balances of prepaid expenses are $274,688 and $84,372 as of January 31, 2023 and October 31, 2022, respectively. The components of prepaid expenses are as follows:

	As of January 31,	As of October 31,
	2023	2022
Prepayments to suppliers	$211,202	$70,156
Prepayment for the gaming license fee	57,114	8,744
Prepaid payroll expense	6,372	5,472
Total prepaid expenses	$274,688	$84,372

NOTE 5 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for a new office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The current rent is $113,110 ($167,338 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $57,630 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%.

As of January 31, 2023 and October 31, 2022, the operating lease right-of-use asset is $140,153 and $150,653, respectively, and there was also a current operating lease liability of $107,050 and $95,085, respectively and a non-current operating lease liability of $37,733 and $59,778, respectively.

NOTE 6 – ACQUISITIONS

Related Party Asset Acquisition

Acquisition of GMG Assets

On October 17, 2022, and effective on August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets, a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets. Aaron Johnston was then a Board Member of the Company, Mark Weir was then a 10% Shareholder in RKings, of which the Company then owned 80% of, and as such were both related parties to the Company.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the sellers 25,000 British pound sterling (GBP) (approximately $30,708) for 100% of GMG Assets, which represented the combined costs paid by the sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

Third Party Business Acquisition

RKings Acquisition

On November 29, 2021, the Company entered into the Purchase Agreement, to acquire an 80% ownership interest in RKings from Mark Weir and Paul Hardman, individuals (each a “Seller” and collectively the “Sellers”), the then owners of 100% of the ordinary issued share capital of RKings.

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

On December 6, 2021, the Company paid the Sellers the cash payment of GBP £3,000,000 (USD $4,099,500) (described in (1) above) and, on November 29, 2021, the Company issued the 666,250 restricted shares of the Company’s common stock (described in (2) above). Also, on March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described in (3) above), in the amount of $562,650.

The Purchase Agreement provided for a total of GBP £1,000,000 (USD $1,366,500) (the “Holdback Amount”) to be retained by the Company, following closing, which was to be released to the Sellers within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents. On June 1, 2022, the Company notified the Sellers that they were in default, under the Purchase Agreement, of their obligations (aforementioned (B) above). Consequently, the Company notified the Sellers that their right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration had been terminated. However, effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two sellers of the 80% interest in RKings. The Settlement Agreement was entered into to partially settle certain breaches of the Purchase Agreement which the Sellers (Mr. Weir and Mr. Paul Hardman) whereby we agreed to pay to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”). The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration (defined and discussed below)), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other Seller, relating to breaches of the terms of the Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

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

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the Sellers. In connection with such exercise, the Company agreed to pay each Seller USD $661,773, which is equal to their pro rata portion of the Buyout Price, which was satisfied by the issuance by the Company to each Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement) (an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

On November 30, 2022, the Company completed the purchase of 10% of RKings from each Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings. The fair value of the 165,444 shares issued on November 4, 2022 at $2.95 per share amounted to $488,060.

Consideration paid for RKings	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of 666,250 restricted shares consideration at $7.60 per share	5,063,500
Fair value of contingent shares consideration for net assets	562,650
Holdback amount paid to Mr. Mark Weir	683,250
Fair value of 165,444 restricted shares at $2.95 per share	488,060
Consideration paid through January 31, 2023	$10,896,960

Additionally, in the event the (A) the Company determines, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022 (“EBITDA Metric”); and (B) the Sellers do not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company is required to pay the Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which is payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). For the fiscal year ended October 31, 2022, RKings did not achieve the aforementioned EBITDA Metric and did not earn the Earn-Out Consideration.

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

As described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES”, the assets and liabilities of RKings have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. RKings contributed revenues of $25,500,035 and net income attributable to the Company of $1,677,577 for the period from the date of acquisition through January 31, 2023.

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

RKings Notice of Buyout

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the Sellers. In connection with such exercise, the Company agreed to pay each Seller USD $661,773, which is equal to their pro rata portion of the Buyout Price, which was satisfied by the issuance by the Company to each Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement) (an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

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

NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

The website development costs to upgrade and enhance the functionality of Golden Matrix MX’s website branded as Mexplay (https://www.mexplay.mx) were capitalized which amount to $52,788 for the three months ended January 31, 2023. There were no capitalized costs incurred to upgrade RKings’ website for the three months ended January 31, 2023.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 3 years.

In connection with the 80% acquisition of RKings, the Company recognized the definite-lived intangible assets consisting of $2,000,000 of trademarks and $600,000 of non-compete agreements. The trademark for RKings is amortized over 10 years and the non-compete agreement is amortized over 5 years.

In connection with operating an online casino in Mexico, the Company applied for a gaming permit in Mexico through its subsidiary Golden Matrix MX in the amount of $223,725, which was approved on July 13, 2022. The gaming permit is recognized as an intangible asset and is amortized over 6 years.

Amortization expenses related to intangible assets were $106,666 and $94,169 for the three months ended January 31, 2023 and 2022, respectively. Accumulated amortization was $531,541 and $442,479 as of January 31, 2023 and October 31, 2022, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	January 31,	October 31,
	2023	2022
Definite-lived intangible assets
Aggregation Platform	$116,000	$116,000
Gaming permit in Mexico	235,256	223,725
Website Development Cost	148,804	89,829
Trademarks	2,000,000	2,000,000
Non-compete Agreements	600,000	600,000
Gross definite-lived intangible assets	3,100,060	3,029,554
Less: accumulated amortization
Aggregation Platform	(81,161)	(73,047)
Gaming permit in Mexico	(13,094)	(3,062)
Website Development Cost	(37,286)	(26,370)
Trademarks	(250,000)	(200,000)
Non-compete Agreements	(150,000)	(120,000)
Total accumulated amortization	(531,541)	(422,479)
Net definite-lived intangible assets	$2,568,519	$2,607,075

NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable to related parties was $28,941 and $10,637 as of January 31, 2023 and October 31, 2022, respectively.

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $137,889 and $182,444 as of January 31, 2023 and October 31, 2022, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has two sources of customer deposits.

One source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of January 31, 2023 and October 31, 2022, customer deposits amounted to $72,782 and $69,016, respectively.

The other source of deposits is the payment from customers in advance of any usage of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of January 31, 2023 and October 31, 2022, a total of $237,321 and $40,312 of customer deposits are from this source.

NOTE 11 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman the Company’s Chief Executive Officer and Chairman

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement with Mr. Goodman. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Mr. Goodman’s base salary to $158,400 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 of 10.5% and to provide for annual increases in Mr. Goodman’s salary of no less than 10% per annum.

As of January 31, 2023 and October 31, 2022, total wages payable to Mr. Goodman were $8,249 and $0, respectively, and the superannuation payable was $5,544 and $5,229, respectively.

Effective March 10, 2022, Luxor Capital LLC (Luxor), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly owned by Mr. Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration in a private transaction.

On September 16, 2022, the Company granted 750,000 restricted stock units (RSUs) to Mr. Goodman in consideration for services to be rendered by Mr. Goodman through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and EBITDA goals for the year ended October 31, 2022, were met and 250,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 250,000 shares of common stock were issued to Mr. Goodman on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12 - EQUITY”.

On December 1, 2022, Mr. Goodman, exercised options to purchase 5,400,000 shares of common stock in a cashless exercise pursuant to which 151,017 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the options ($356,400) and 5,248,983 shares of common stock were issued. These shares were issued pursuant to the terms of the Company’s 2018 Equity Incentive Plan.

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer and Director

On September 16, 2022, we entered into a First Amended and Restated Employment Agreement with Ms. Feng. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Ms. Feng dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Ms. Feng’s base salary to $132,000 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 of 10.5%, and to provide for annual increases in Ms. Feng’s salary of no less than 10% per annum.

As of January 31, 2023, and October 31, 2022, total wage payable to Ms. Feng was $4,729 and $0, respectively, and the superannuation payable was $4,620 and $4,358, respectively.

On September 16, 2022, the Company granted 375,000 restricted stock units to Ms. Feng in consideration for services to be rendered by Ms. Feng through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and EBITDA goals for the year ended October 31, 2022, were met and 125,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 125,000 shares of common stock were issued to Ms. Feng on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

On December 1, 2022, Ms. Feng, exercised options to purchase 1,400,000 shares of common stock in a cashless exercise pursuant to which 35,594 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the options ($84,000) and 1,364,406 shares of common stock were issued. These shares were issued pursuant to the terms of the Company’s 2018 Equity Incentive Plan.

Thomas E. McChesney, a member of the Board of Directors of the Company

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Mr. McChesney’s appointment was effective on April 27, 2020. The Board of Directors granted Mr. McChesney options to purchase 100,000 shares of common stock (at $0.795 per share, expiring April 27, 2025) in connection with his appointment.

Compensation for Mr. McChesney’s service on the Board, payable in arrears, was $2,000 per month from the date of his appointment to November 1, 2021; $3,000 per month from November 1, 2021 to May 25, 2022; and $5,000 per month from May 25, 2022 to present.

On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares of common stock were surrendered to the Company to pay for the aggregated exercise price of the options ($31,800) and 35,023 shares of common stock were issued.

During the three months ended January 31, 2023, and 2022, total consulting fees paid to Mr. McChesney were $15,000 and $9,000, respectively. As of January 31, 2023, and October 31, 2021, the amount payable to Mr. McChesney was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. McChesney in consideration for services to be rendered by Mr. McChesney through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and EBITDA goals for the year ended October 31, 2022, were met and 50,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. McChesney on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

Murray G. Smith, a member of the Board of Directors of the Company

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. The Board of Directors granted Mr. Smith options to purchase 100,000 shares of common stock (at $2.67 per share, expiring August 1, 2025) in connection with his appointment.

Compensation for Mr. Smith’s service on the Board of Directors, payable in arrears, was $2,000 per month from the date of his appointment until November 1, 2021; $3,000 per month from November 1, 2021 to May 25, 2022; and $5,000 per month from May 25, 2022 to present.

During the three months ended January 31, 2023 and 2022, total consulting fees paid to Mr. Smith were $15,000 and $9,000, respectively. As of January 31, 2023 and October 31, 2021, the amount payable to Mr. Smith was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and EBITDA goals for the year ended October 31, 2022 were met and 50,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Smith on January 30, 2023 to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

Philip D. Moyes, a member of the Board of Directors of the Company

Effective on December 3, 2022, the Board of Directors appointed Philip Daniel Moyes as a member of the Board of Directors and as a member of the Audit Committee of the Board of Directors, with such appointment to take effect immediately.

Mr. Moyes is entitled to receive compensation for his services as a director consistent with the compensation paid to other non-executive directors. Currently the compensation is $5,000 per month, payable in arrears.

During the three months ended January 31, 2023 and 2022, total consulting fees paid to Mr. Moyes were $10,000 and $0, respectively. As of January 31, 2023 and October 31, 2021, the amount payable to Mr. Moyes was $0 and $0, respectively.

On December 8, 2022, the Company granted 100,000 restricted stock units to Mr. Moyes in consideration for services to be rendered by Mr. Moyes through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

Aaron Richard Johnston, former member of the Board of Directors through November 1, 2022 and Current Consultant

Effective August 23, 2020, the Board of Directors appointed Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company. The Board of Directors granted Mr. Johnston options to purchase 100,000 shares of common stock (at $2.67 per share, expiring August 1, 2025) in connection with his appointment.

Mr. Johnston’s compensation as a member of the Board, payable in arrears, has been $2,000 per month from the date of his appointment to November 1, 2021; $3,000 per month from November 1, 2021 to May 25, 2022; and $5,000 per month from May 25, 2022 to his resignation as a member of the Board of Directors effective November 1, 2022.

During the three months ended January 31, 2023 and 2022, fees paid to Mr. Johnston as a director were $0 and $9,000, respectively. As of January 31, 2023 and October 31, 2021, the amount payable to Mr. Johnston as a director was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Johnston in consideration for services to be rendered by Mr. Johnston through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

A total of 100,000 of the restricted stock units granted to Mr. Johnston in consideration for his services as a director were forfeited upon his resignation. The remaining 50,000 RSUs granted to Mr. Johnston in consideration for his services on the Board of Directors vested to Mr. Johnston upon the Company reaching certain revenue and EBITDA goals for the year ended October 31, 2022, and upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Smith on January 30, 2023 to settle the vested RSUs.

Brett Goodman, Vice President of Business Development and son of the Company’s Chief Executive Officer

On May 1, 2020, the Company entered into a consultant agreement with Brett Goodman, the son of the Company’s Chief Executive Officer, where Mr. Brett Goodman agreed to provide consulting services assisting the Company with building a Peer-to-Peer gaming system. Pursuant to the agreement, the Company agreed to pay Mr. Brett Goodman $3,000 per month.

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

The agreement provides for an annual salary of $60,000 per year, plus a 10.5% Superannuation, subject to annual increases in the discretion of the Audit Committee of the Company. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Directors or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.

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

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on each of December 8, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. The RSUs will be settled in shares of common stock.

Marla Goodman, owner of 50% of Articulate Pty Ltd and wife ofthe Company’s Chief Executive Officer

Marla Goodman is the wife of Anthony Brian Goodman, the Company’s Chief Executive Officer. Marla Goodman owns 50% of Articulate Pty Ltd. (discussed below).

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s Chief Executive Officer

(a) License Agreement:

On March 1, 2018, the Company entered into a License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology, and agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the three months ended January 31, 2023 and 2022, revenues from Articulate were $186,643 and $235,246, respectively. As of January 31, 2023 and October 31, 2022, the amount receivable from Articulate was $355,356 and $413,714, respectively.

(b) Offset accounts payable with accounts receivable

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), and the grant to Mr. Jimenez of options to purchase 50,000 shares of common stock (at $9.910 per share, expiring April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options.

During the three months ended January 31, 2023 and 2022, total consulting fees paid to Mr. Jimenez were $75,000 and $75,000, respectively. As of January 31, 2023 and October 31, 2022, the amount payable to Mr. Jimenez was $0 and $0, respectively.

Elray Resources Inc., Mr. Goodman, the Company’s CEO, serves as CEO & Director of Elray and, Ms. Feng, the Company’s COO, serves as Treasurer and Director of Elray.

Effective on December 7, 2022, the Company entered into a Software License Agreement (the “License Agreement”) with Elray Resources Inc. (“Elray”). Mr. Anthony Brian Goodman, Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Company and Weiting ‘Cathy’ Feng, Chief Operating Officer and director of the Company, currently serve as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Goodman) and Treasurer and Director (Feng), respectively, of Elray.

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

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date, which has not yet occurred, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

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

During the three months ended January 31, 2023 and 2022, revenues from Elray were $0 and $0, respectively. As of January 31, 2023 and October 31, 2022, the amount receivable from Elray was $0 and $0, respectively. There are no revenues or receivables from Elray prior to December 7, 2022 as that is the date the Agreement with Elray commenced. The blockchain online gaming operations and blockchain currency technology expected to be licensed to casino operators is expected to be fully integrated, tested and operational by the end of the third fiscal quarter ending July 31, 2023.

NOTE 12 - EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

Effective March 10, 2022, Luxor, the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration in a private transaction.

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

As of January 31, 2023 and October 31, 2022, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

As of January 31, 2023 and October 31, 2022, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 36,099,526 and 28,182,575 shares were issued and outstanding, respectively.

Corporate Action regarding Common Stock and Common Stock Transactions

(a) Business Consultant Agreements

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arrears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The warrants have an exercise price of $5.50 per share (and no cashless exercise rights) and are exercisable until March 22, 2023. On November 23, 2021, the two previously mentioned Business Consulting Agreements were terminated.

During the three months ended January 31, 2023, 4,277 shares of restricted common stock, with a value of $10,000, were issued to a consultant in connection with investor relation and press release services rendered to the Company. During the three months ended January 31, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for the maintenance and development of the Company’s GM-Ag system.

(b) Certificate of Amendment

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

(c) Share consideration issued to acquire RKings

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital to purchase 80% of the outstanding capital stock of RKings.

Pursuant to the Purchase Agreement, on November 29, 2021, the Company issued 666,250 restricted shares of the Company’s common stock to the sellers, with an agreed value of GBP £4,000,000 (USD $5,330,000), or $8.00 per share and a market value of $5,063,500 or $7.60 per share of Company common stock. Additionally, as a requirement of the purchase, on March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock to the sellers, equal to 80% of RKings’ net asset value as of October 31, 2021, in the amount of $562,650.

On October 27, 2022, the Company exercised a buyout right which it was provided pursuant to the terms of a shareholders agreement entered into with the Sellers, by providing written notice to the minority owners of RKings. In connection with such exercise, the Company agreed to pay the minority owners a total of $1,323,552, which was satisfied by the issuance by the Company to the minority owners of 165,444 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the shareholders agreement). On November 4, 2022, 165,444 restricted shares of common stock were issued to the minority owners. On November 30, 2022, RKings filed a confirmation statement with UK’s Companies House pursuant to which the 20% minority shares of RKings were transferred to the Company effective on November 4, 2022, and at that time RKings became a wholly-owned subsidiary of the Company.

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

During the three months ended January 31, 2023, no options were granted, expired, or forfeited.

During the three months ended January 31, 2023, options to purchase 7,333,332 shares of common stock were exercised in a cashless exercise pursuant to which 211,102 shares of common stock were surrendered to pay for the aggregate price of the options ($500,400) and 7,122,230 shares of common stock were issued.

The total compensation cost related to stock options granted was $132,525 and $137,931, for the three months ended January 31, 2023 and 2022, respectively.

The following table represents stock option activity for the three months ended January 31, 2023:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2022	8,426,666	$0.50
Options exercised	(7,333,332)	$0.07
Options Outstanding as of January 31, 2023	1,093,334	$3.41
Options Exercisable as of January 31, 2023	843,334	$2.86

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

Grant and Vesting of Restricted Stock Units to Management, the Independent Directors and other Related Parties

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

 For purposes of the calculations above, (a) “EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; (b) ”Revenue” means annual revenue of the Company; and (c) ”FY 2022” means actual Revenue or EBITDA, as the case may be achieved during the 12 month period from November 1, 2021 to October 31, 2022, and “FY 2023” means actual Revenue or EBITDA as the case may be for the 12 month period from November 1, 2022 to October 31, 2023, in each case as set forth in the Company’s audited year-end financial statements (the “Target Definitions”). Both Revenue and EBITDA, and the determination of whether or not the applicable Revenue and EBITDA targets above have been met are to be determined based on the audited financial statements of the Company filed with the Securities and Exchange Commission in the Company’s Annual Reports on Form 10-K for the applicable year ends above, and determined on the date such Annual Reports on Form 10-K are filed publicly with the Securities and Exchange Commission (the “Dates of Determination”).

The Company also entered into a Restricted Stock Grant Agreement with each of the RSU Recipients above to evidence such grants of the RSUs.

The RSUs were granted pursuant to, and subject in all cases to, the terms of the Company’s 2022 Equity Incentive Plan.

Total revenues and EBITDA for the year ended October 31, 2022 were $36,034,856 and $3,526,543, respectively. As a result, the required performance metrics were met by the Company for the year ended October 31, 2022, and the RSUs subject to vesting for fiscal 2022 vested and were settled in shares of common stock. Total expenses of $2,089,500 were recognized for the year ended October 31, 2022.

Effective on December 8, 2022, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, granted Phillip Daniel Moyes, 100,000 RSUs, which vest, if at all, at the rate of 1/4th of such RSUs upon the Company reaching the same EBITDA and revenue targets described in the table above for the years ended October 31, 2023 and 2024.

On January 30, 2023, the following RSUs of the officers and directors of the Company vested, and shares of common stock were issued in connection therewith:

•	Anthony Brian Goodman, Chief Executive Officer & Chairman of the Board - 250,000 RSUs vested;

•	Feng Weiting, Chief Operating Officer – 125,000 RSUs vested;

•	Murray G. Smith, Director – 50,000 RSUs vested;

•	Thomas McChesney, Director – 50,000 RSUs vested; and

•	Aaron Richard Johnston, former member of the Board of Directors – 50,000 RSUs vested.

Effective on November 1, 2022, in connection with Mr. Johnston’s resignation as a member of the Board of Directors on such date, the 100,000 RSUs which were to vest upon the Company meeting certain EBITDA and revenue targets for 2023 and 2024, which were granted to him as a member of the Board of Directors, were terminated and forfeited.

Total revenues and EBITDA for the three months ended January 31, 2023 were $10,777,679 and $889,605, respectively.

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on each of December 8, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates.

The total compensation cost related to RSUs granted to related parties was $510,425 and $0 for the three months ended January 31, 2023 and 2022, respectively.

Grant or Vesting of Restricted Stock Units and Restricted Stocks to Employees and Consultants (Non-related Parties)

During the three months ended January 31, 2023, 1,043,400 RSUs were granted to employees and consultants and none of such RSUs were vested.

On November 1, 2022, the Company granted 600,000 RSUs to Mr. Aaron Richard Johnston, former member of the Board of Directors, for his consulting services to the Company. 300,000 RSUs vest, if at all, at the rate of 1/4th of such RSUs, upon the Company meeting certain (1) revenue and (2) EBITDA targets, as of the end of fiscal 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10-K, subject to the Mr. Johnston’s continued service through the applicable vesting dates. 300,000 RSUs vest, if at all, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such RSUs shall be terminated and forfeited if such Doubling Transaction does not close prior to November 1, 2023, subject to Mr. Johnston’s continued service to the Company on such date.

On November 8, 2022, the Company granted 300,000 RSUs to Mark Weir, the director of RKings. 25,000 RSUs shall vest each quarter until October 31, 2025, provided that the quarterly revenues of RKingsCompetition Ltd increase by 5% compared to the previous quarter. None of these RSUs have vested to date.

The RSUs granted to the rest of the employees and consultants were subject to their continued performance of services for the Company through each vesting date.

The total compensation cost related to the RSUs granted to employees and consultants was $175,445 and $0 for the three months ended January 31, 2023, and 2022, respectively.

On October 27, 2022, the Company granted 100,000 restricted shares of common stock to Aaron Johnston, former member of the Board of Directors, for his consulting services to the Company. The restricted shares were issued on November 1, 2022, and vested at the rate of 50,000 shares of restricted common stock on November 1, 2022 and 50,000 shares of restricted common stock on February 1, 2023.

The total compensation cost related to the restricted shares of common stock vested to Mr. Johnston was $253,389 and $0 for the three months ended January 31, 2023, and 2022, respectively.

 NOTE 13 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

We operate our business in two operating segments: the B2B for charges for usage of the Company’s software, and royalties charged on the use of third-party gaming content, and the B2C segment which is related to the charges to enter prize competitions in the UK and online gaming site in Mexico (Latin America).

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

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the Three Months Ended
Description	January 31, 2023		January 31, 2022
Revenues:
Asia Pacific	$4,224,457	39%	$3,380,830	38%
UK	6,553,222	61%	5,496,275	62%
Total	$10,777,679	100%	$8,877,105	100%

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the Three Months Ended
Description	January 31, 2023		January 31, 2022
Revenues:
B2B	$4,224,457	39%	$3,380,830	38%
B2C	6,553,222	61%	5,496,275	62
Total	$10,777,679	100%	$8,877,105	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the Three Months Ended
Description	January 31, 2023		January 31, 2022
COGS:
Asia Pacific	$3,201,410	38%	$2,546,024	37%
UK	5,133,235	62%	4,306,978	63%
Total	$8,334,645	100%	$6,853,002	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	For the Three Months Ended
Description	January 31, 2023		January 31, 2022
COGS:
B2B	$3,201,410	38%	$2,546,024	37%
B2C	5,133,235	62%	4,306,978	63%
Total	$8,334,645	100%	$6,853,002	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	January 31, 2023	October 31, 2022
Long-lived assets:
Asia Pacific	$261,502	$222,690
UK	12,683,191	12,837,095
Latin America	224,173	222,678
Total	$13,168,866	$13,282,463

Note 14 - Income Taxes

United States of America (USA)

The Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the USA operations.

United Kingdom (UK)

For the three months ended January 31, 2023, the Company had income tax expense in the amount of $145,686 attributable to its operations of RKings and GMG Assets in the United Kingdom.

The Company, through RKings and GMG Assets, conducts a significant amount of its businesses in the United Kingdom and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. Although the operations in its segments outside of the United Kingdom generate net income, the Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the non-United Kingdom operations.

The Company, through RKings and GMG Assets, is subject to a statutory tax rate of approximately 19% of net income generated in the United Kingdom.

As a result of the acquisition of RKings, the Company assumed the income tax liability of RKings as of November 1, 2021 of $602,628. No income tax liability was assumed from GMG Assets.

Balance November 1, 2021	$602,628
Income Tax November 1, 2021 through October 31, 2022	419,049
Income Tax November 1, 2022 through January 31, 2023	145,686
Tax paid	(549,697)
Currency Adjustment	(122,358)
Income Tax Liability	$495,308

As of January 31, 2023 and October 31, 2022, the Company had UK income tax payable of $495,308 and $243,989, respectively.

Mexico (Latin America)

For the three months ended January 31, 2023, the Company had income tax expense in the amount of $0 attributable to its operations of Golden Matrix MX, S.A. DE C.V. in Mexico as the online casino is still under development and enhancements, and marketing efforts of the online casino has not commenced and is not generating revenues yet.

The Company, through Golden Matrix MX, S.A. DE C.V., is subject to a statutory tax rate of approximately 30% of net income generated in Mexico.

As of January 31, 2023 and October 31, 2022, the Company had Mexico income tax payable of $0 and $0.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The Company is in dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of $573,000 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of January 31, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

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

The Company does not have any finance leases. The operating lease cost for the three months ended January 31, 2023 was $26,279.

As of January 31, 2023, the Company recognized $140,153 of operating lease right-of-use asset and $107,050 of current operating lease liability and $37,733 of non-current operating lease liability. The discount rate related to the Company’s lease liabilities as of January 31, 2022 was 6.25%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

Note 16 - Purchase Agreement

Meridian Purchase Agreement:

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

The closing of the Purchase is subject to certain closing conditions (some of which apply only for the Phase 1 Closing and some of which apply for both the Phase 1 Closing and Phase 2 Closing). The Meridian Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $50 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to May 31, 2023 (or such other date as the parties may mutually agree), unless such failure is due to the such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 45 days after the date of the Meridian Purchase Agreement (February 25, 2023, provided that the parties have verbally agreed to extend such date), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (d) by the Company or the Meridian Sellers if the Phase 1 Closing has not been completed by June 30, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to the Due Diligence Termination Right (defined below); (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

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

Pursuant to the Meridian Purchase Agreement we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek shareholder approval for the issuance of the Purchase Shares, under applicable rules of the Nasdaq Capital Market, and adoption of amended and restated Articles of Incorporation (the “Amended and Restated Articles”) to remove our classified board of directors and amend certain other provisions of our Articles of Incorporation (collectively, the “Charter Amendments”), promptly after the Meridian Sellers have delivered the financial statements required by Regulation S-X for filing in such Proxy Statement, and to hold a stockholders meeting promptly thereafter (subject to applicable law), to seek shareholder approval of the Charter Amendments and the issuance of the Purchase Shares. We are also required to hold a shareholder meeting to seek shareholder approval for the issuance of the Purchase Shares and Charter Amendments promptly after the SEC has confirmed that it has no comments on such Proxy Statement (the “Shareholder Approval”).

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

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

Note 17 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes. Subsequent to March 16, 2023, there was no subsequent events to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended October 31, 2022 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2023 and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Transition Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable; however, we have not commissioned or paid for any such reports or studies. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Golden Matrix Group, Inc., is also based on our good faith estimates.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended January 31, 2023 and 2022.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
•

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

OVERVIEW

We operate (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK), through RKingsCompetitions Ltd. and GMG Assets Limited and (iii) an online casino in Mexico through Golden Matrix MX, S.A. DE C.V.

We have historically operated in the B2B segment where we develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region. With the acquisitions of RKingsCompetitions Ltd. (effective November 1, 2021 as to 80% and effective November 4, 2022, as to the remaining 20%) and GMG Assets (effective on August 1, 2022), we entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK.  Also, in the B2C segment, on July 11, 2022, the Company acquired Golden Matrix MX, S.A. DE C.V., which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, named Mexplay, which is planned to feature an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The Company’s online casino and related activities in Mexico have not yet commenced as the online casino and website is still under development and enhancements to the online casino are still ongoing, and marketing efforts in connection with the online casino have not yet started.

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

As of January 31, 2023, our systems had over 7.2 million registered players and a total of more than 710 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland and we have expanded our marketing efforts to attempt to reach customers throughout the U.K. As of January 31, 2023, RKings has over 279,000 registered users. GMG Assets has completed over 29 transactions since November 1, 2022, representing $1,215,516 in revenues and $46,489 in net income.

We derive revenues primarily from selling prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences and plan in the future to generate revenues from our online casino in Mexico, Mexplay, which is expected to feature an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings. The Company’s online casino and related activities in Mexico have not yet commenced as the online casino and website is still under development and enhancements to the online casino are still ongoing, and marketing efforts in connection with the online casino have not yet started.

Our objective in managing our resources is to ensure that we have sufficient liquidity to fund our operations and meet our growth objectives while maximizing returns to shareholders. Liquidity is necessary to meet (i) the working capital needs of our operations, (ii) fund our growth and expansion plans, and (iii) consummate strategic acquisitions (including the recently disclosed Meridian Purchase Agreement). We have met, and plan to continue to meet, our cash requirements through our operations and sales of equity securities. As to the funding of strategic acquisitions, we may issue debt in addition to raising funds through the sales of the Company’s capital stock.

The Company’s financial performance is subject to global, Asia Pacific, UK and Mexico economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of rising interest rates and inflation, there is substantial uncertainty about the strength of the global, Asia Pacific, UK and Mexico economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, and increases in inflation and interest rates, as are being currently experienced, may reduce users’ disposable income and/or lead to recessions.

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

•	Expanding our global reach by securing new gaming distributors, casino and sportsbook operator customers in existing and newly regulated markets.
•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.
•	Investing in sales and marketing initiatives to drive UK and Mexican customers to the respective RKings and Mexplay platforms.
•	Expanding the prizes and prize options available to customers on the RKings and Mexplay platforms.
•	Developing and deploying our own proprietary gaming content in both casino iGaming as well as E-sport categories, provided that this project is currently on hold until further notice.
•

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate, including the recently announced Meridian Purchase Agreement, which transaction we are currently working to close. We are also exploring the opportunity to selectively acquire independent slot development studios in order to launch our own proprietary games on our platform.

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

To acquire complementary businesses and technologies, we may need to pursue equity or debt financing to secure additional funds, and we are currently seeking debt funding in connection with the acquisition contemplated by the Meridian Purchase Agreement. Our ability to obtain additional capital will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may acquire other businesses, and our business may be detrimentally affected if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we intend to make acquisitions of new or complementary businesses, products, brands, or technologies, including pursuant to the pending Meridian Purchase Agreement. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required financing or regulatory approvals, and therefore we may be unable to complete such acquisitions or strategic investments on favorable terms. We may pursue acquisitions that our investors may not agree with, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, if we fail to successfully close transactions, integrate new technology or operational teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed.

Cash requirements

The Company is self-sustaining, and its cash needs for ongoing operations are met through current operations; as of January 31, 2023, the cash balance is $15,423,897. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, provided that the Company has entered into the Meridian Purchase Agreement, as discussed below, which will require the Company to raise additional funding and the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital.

As discussed in greater detail in “NOTE 16 - PURCHASE AGREEMENT”, in the notes to the financial statements included under “Item 1. Financial Statements”, on January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital (the “Meridian Purchase Agreement”) with Aleksandar Milovanovic, Zoran Milosevic (“Milosevic”) and Snezana Bozovic (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $50 million, due at the initial closing of the acquisition; (b) 56,999,000 restricted shares of the Company’s common stock (the “Phase 1 Closing Shares”), with an agreed upon value of $3.50 per share; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company (the “Series C Voting Preferred Stock”); (d) $10,000,000 in cash and 4,285,714 restricted shares of Company common stock (the “Post-Closing Shares”) within five business days following the six month anniversary of the Phase 1 Closing (defined below) if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Post-Closing Consideration”); (e) a promissory note in the amount of $10,000,000 (the “Promissory Note”), due nine months after the Phase 1 Closing; and (f) 4,000,000 shares of the Company’s restricted common stock payable at the Phase 2 Closing(the “Phase 2 Shares”).

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

The Company is actively pursuing funding sources to meet the cash payment requirements described above, which are summarized below, as discussed in greater detail under “Capital Resources”, below:

Description	Amount
Cash due at the Phase 1 Closing	$50,000,000
Cash due 5 days after the six-month anniversary of the Phase 1 Closing (i.e., the payment of the Note)	$10,000,000
Note due nine months after the Phase 1 Closing	$10,000,000
Total	$70,000,000

As discussed below, to the extent the Meridian Purchase Agreement closes, we will need to raise $70 million to pay the amounts summarized below, including $50 million at the Phase 1 Closing.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity, except in connection with the Meridian Purchase Agreement, described above and below; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Sources of liquid assets, as of January 31, 2023, include cash of $15,423,897, receivables of $3,489,673 and inventory of $1,612,975, with offsetting liabilities (current and long-term) of $3,866,696.

Capital Resources

The Company does not have material cash requirements for its ongoing operations other than a possible holdback payment of approximately $573,000 (GBP 500,000) as part of the hold-back on the 80% acquisition of RKings that was completed effective November 1, 2021.  The hold-back is contested by the Company and currently subject to ongoing claims. With a cash balance of $15,423,897 and operations that are self-sustaining, the contested obligation to pay the aforementioned holdback of $573,000 may be met without burdening the Company.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

The Company is actively pursuing funding sources to meet the cash requirements for the Meridian Purchase Agreement described above in “Overview - Cash requirements” of which the initial $50 million is due at the Phase 1 Closing. We plan to raise this funding through the sale of debt; however, we have not entered into any loan agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

Assuming we successfully complete the acquisition of the Meridian Companies, it is expected the combined operations of the Company and Meridian will continue to be self-sustaining through their respective operations with minimal impact on liquidity.

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

Our historical primary sources of liquidity are the cash flows generated from our operations, along with debt and equity financing and available cash and cash equivalents. Our primary use of this liquidity is to fund ongoing cash requirements, including our working capital needs, capital investments, and acquisitions. As previously mentioned, we believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

EBITDA – Earnings Before Interest Taxes Depreciation Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA below. EBITDA is a “non-GAAP financial measure” presented as a supplemental measure of the Company’s performance. It is not presented in accordance with GAAP. The Company uses EBITDA as a metric of profits and successful operations management. In particular, we use EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of October 31, 2023 and 2024. EBITDA means net income (loss) before interest, taxes, depreciation, amortization and stock-based compensation. EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA to Net income (loss):

	Three Months Period Ended
	January 31, 2023	January 31, 2022
Net income (loss)	$(443,521)	$413,671
+ Interest expense	998	-
- Interest income	(11,905)	(441)
+ Taxes	145,686	75,404
+ Depreciation	9,897	2,532
+ Amortization	106,666	94,169
+ Stock-based compensation	1,081,784	143,931
EBITDA	$889,605	$729,266

Recent Material Events

Meridian Purchase Agreement:

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

The Purchase is contemplated to close in two phases, with phase 1 being the purchase of 100% of each of the Meridian Companies other than Meridian Serbia, together with 90% of Meridian Serbia (“Phase 1 Closing”); and phase 2 being the purchase of the remaining 10% of Meridian Serbia (“Phase 2 Closing”). The Phase 1 Closing is required to occur prior to June 30, 2023, and the Phase 2 Closing is required to occur prior to October 31, 2023, unless extended by the mutual consent of the parties.

The closing of the Purchase is subject to certain closing conditions (some of which apply only for the Phase 1 Closing and some of which apply for both the Phase 1 Closing and Phase 2 Closing). The Meridian Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $50 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to May 31, 2023 (or such other date as the parties may mutually agree), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 45 days after the date of the Meridian Purchase Agreement (February 25, 2023, provided that the parties have verbally agreed to extend such date), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (d) by the Company or the Meridian Sellers if the Phase 1 Closing has not been completed by June 30, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to the Due Diligence Termination Right (defined below); (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the HSR Act, to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

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

Pursuant to the Meridian Purchase Agreement, we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek shareholder approval for the issuance of the Purchase Shares, under applicable rules of the Nasdaq Capital Market, and adoption of amended and restated Articles of Incorporation (the “Amended and Restated Articles”) to remove our classified board of directors and amend certain other provisions of our Articles of Incorporation (collectively, the “Charter Amendments”), promptly after the Meridian Sellers have delivered the financial statements required by Regulation S-X for filing in such Proxy Statement, and to hold a stockholders meeting promptly thereafter (subject to applicable law), to seek shareholder approval of the Charter Amendments and the issuance of the Purchase Shares. We are also required to hold a shareholders meeting to seek shareholder approval for the issuance of the Purchase Shares and Charter Amendments promptly after the SEC has confirmed that it has no comments on such Proxy Statement (the “Shareholder Approval”).

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

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

RESULTS OF OPERATIONS

Three months ended January 31, 2023, compared to the three months ended January 31, 2022.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended January 31, 2023, the Company generated $189,381 of revenues from its unique IP and technology systems, including $186,643 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the three months ended January 31, 2022, the Company generated $238,127 of revenues from its IP and technology systems, including $235,246 which was from Articulate.

The decrease of $48,746 in IP gaming revenues in the three-month period ended January 31, 2023, compared to the three-month period ended January 31, 2022, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content, reduction in reliance on related parties, and the Company’s aim to expand the product into additional global jurisdictions. The decrease in revenue is attributed to a highly competitive environment. The Company has taken steps to mitigate the effect of the aforementioned decrease by expanding its global presence and broadening its product offerings which has already resulted in an increase in alternate revenue streams as discussed below.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the three months ended January 31, 2023 and 2022 were $4,035,076 and $3,142,703, respectively.

The increase of $892,373 in revenues in the three-month period ended January 31, 2023 relating to third party gaming content, compared to the three-month period ended January 31, 2022, is attributable to an increased number of customers and registered players with our customers.

3) The Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. In addition, prize winners may elect to accept the cash value of a prize instead of accepting the prize.  The cash value of the prize is less than the actual value of the prize.  If the cash value is accepted, GMG Assets purchases the prize from the prize winner and then sells the prize in the market, which has historically generated a profit on the sale.  During the three months ended January 31, 2023 and 2022, revenues from prize competitions were $6,553,222 and $5,496,275, respectively which included $1,215,516 and $0, respectively of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business (the Company did not have revenues from facilitating cash alternative offers for winners of prizes during the three-month period ended January 31, 2022, as it acquired GMG Assets effective on August 1, 2022). The increase of $1,056,947 in revenues in the three-month period ended January 31, 2023 relating to sales of prize competitions tickets, compared to the three-month period ended January 31, 2022, is mainly attributable to the revenues derived from facilitating cash alternative offers.

Total revenues for the three months ended January 31, 2023 and 2022 are $10,777,679 and $8,877,105, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months January 31, 2023 and 2022, cost of goods sold due to the amortization of options was $120,054 and $137,931, respectively. The decrease in the cost of goods sold was due to some stock options which were fully amortized in the prior fiscal year.

2) The cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended January 31, 2023 and 2022, cost of goods sold due to the usage of gaming content was $3,081,356 and $2,408,093, respectively. The increase of $673,263 in cost of goods sold from the resale of gaming content in the three-month period ended January 31, 2023, compared with the three months ended January 31, 2022, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended January 31, 2023 and 2022, cost of goods sold due to prizes purchased to be awarded in the prize competitions was $5,133,235 and $4,306,978, respectively. The increase of $826,257 in cost of goods sold from the resale of gaming content in the three-month period ended January 31, 2023, compared with the three months ended January 31, 2022, was mainly attributable to the costs related to facilitating cash alternative offers, as discussed above.

Total costs of goods sold for the three months ended January 31, 2023 and 2022 were $8,334,645 and $6,853,002, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $2,443,034 for the three months ended January 31, 2023, compared to gross profit of $2,024,103 for the three months ended January 31, 2022, an increase of $418,931 from the prior period, mainly due to the $230,690 increase in gross profit contributed from the B2C segment, due to the operations of RKings and GMG Assets. An increase of gross profit of $188,241 in the B2B segment was mainly due to the increase in revenues as discussed above.

Gross profit margin was 23% for the three months ended January 31, 2023 and the three months ended January 31, 2022. The gross profit margin on the B2B segment was approximately 24% for the three months ended January 31, 2023, compared to 23% for the three months ended January 31, 2022. The gross profit margin on the B2C segment was approximately 22% for the three months ended January 31, 2023, compared to 22% for the three months ended January 31, 2022.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the three months ended January 31, 2023 and 2022, general and administrative expenses were $2,037,295 and $1,464,545, respectively. General and administrative expenses consisted primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, depreciation, amortization expense, professional fees and research and development expense.

The increase of general and administrative expenses was mainly due to the increased stock-based compensation expense of $438,834 for employees and consultants, incentive shares earned, and increased marketing costs and payroll costs in the B2B segment.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s Management and Directors. During the three months ended January 31, 2023 and 2022, general and administrative expenses from related parties were $734,694 and $155,600, respectively. The components of general and administrative expenses from related parties are as follows:

	Three months ended January 31,
	2023	2022
Stock-based compensation	$522,896	$-
Consulting and salary expenses	211,798	155,600
Total	$734,694	$155,600

During the three-month period ended January 31, 2023 and 2022, the stock-based compensation increased due to the amortization of the RSUs issued to the Company’s Directors in the last fiscal year; the consulting and salary expenses increased mainly due to the increased compensation to the Company’s officers.

Interest expense

During the three months ended January 31, 2023 and 2022, interest expense was $998 and $0, respectively. The interest expense was due to interest accrued on the Company’s credit card balance.

Interest income

Interest income was attributable to the interest from the bank savings. During the three months ended January 31, 2023 and 2022, interest income was $11,905 and $441, respectively. The increase in interest income was mainly due to the increase in interest rates.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound and Mexican Peso, against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended January 31, 2023, foreign exchange gain was $20,213, compared to $84,676 for the three months ended January 31, 2022. The decrease of foreign exchange gain was mainly due to the depreciation of US dollars against other currencies, in which the Company has liabilities.

Provision for income taxes

The provision for income taxes was $145,686 for the three months ended January 31, 2023, compared to $75,404 for the three months ended January 31, 2022. The increase was attributable to the tax expenses incurred in the B2C segment in UK.

Net income attributable to noncontrolling interest

For the three months ended January 31, 2022, we recorded net income of $64,292, attributable to the noncontrolling interest, compared to no net income or loss attributable to the noncontrolling interest for the three months ended January 31, 2023. The net income attributable to noncontrolling interest for the three months ended January 31, 2022 was due to the acquisition of an 80% interest in RKingsCompetition Ltd, effective on November 1, 2021. These amounts represent the share of income that is not attributable to the Company. Effective as of November 4, 2022, the Company acquired the remaining 20% interest of RKings and as such, the Company now owns 100% of RKings; therefore, noncontrolling interest for the three months ended January 31, 2023 was $0.

Net income (loss) attributable to the Company

The Company had net loss attributable to the Company of $443,521 and net income attributable to the Company of $349,379 for the three months ended January 31, 2023 and 2022, respectively. The decrease in net income attributable to the Company of $792,900 was primarily due to an increase in stock-based compensation of $937,853; which increase in costs was offset by increase in gross profit of $418,931, each as discussed in greater detail above.

 LIQUIDITY AND CAPITAL RESOURCES

	As of January 31,	As of October 31,
	2023	2022
Cash and cash equivalents	$15,423,897	$14,949,673
Working capital	$17,385,256	$16,573,796
Shareholders’ equity of GMGI	$30,516,389	$26,797,415

The Company had $15,423,897 of cash on hand at January 31, 2023 and total assets of $34,383,085 ($21,214,219 of which were current assets) and total working capital of $17,385,256 as of January 31, 2023. Included in total assets at January 31, 2023 was $10,381,710 of goodwill associated with the Company’s interest in RKingsCompetition Ltd. and $2,200,000 in intangible assets related to trademarks and non-compete agreements.

The Company had $14,949,673 of cash on hand at October 31, 2022 and total assets of $32,571,413 ($19,288,950 of which were current assets) and total working capital of $16,573,796 as of October 31, 2022. Included in total assets of October 31, 2022 was $10,452,324 of goodwill associated with the Company’s interest in RKingsCompetition Ltd. and $2,280,000 of intangible assets related to trademarks and non-compete agreements.

The increase in cash of $474,224 between January 31, 2023 and October 31, 2022, was mainly due to cash generated by operating activities.

Except as discussed above under “Overview-Cash Requirements” and “Overview-Capital Resources” in connection with the pending Meridian Purchase Agreement, there are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way.  We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available on favorable terms, if at all.

In the future, we may be required to seek additional capital, including in connection with the Meridian Purchase Agreement, as discussed above, by selling additional debt or equity securities, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

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

	Three Months Ended January 31,
	2023	2022
Cash provided by operating activities	$401,653	$1,841,399
Cash used in investing activities	(60,923)	(3,395,318)
Cash provided by financing activities	-	200

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the three months ended January 31, 2023, include stock-based compensation, amortization expenses on intangible assets, and unrealized foreign exchange gain on contingent liability.

The Company generated cash from operating activities of $401,653 during the three months ended January 31, 2023, due primarily to non-cash expenses relating to stock-based compensation of $1,081,784 (including RSUs and options issued for services of $818,395, and stock issued for services of $263,389), depreciation and amortization of $116,563, and $626,252 of increase in accounts payable and accrued liabilities, offset by $443,521 of net loss, $820,054 of increase in accounts receivable, and $378,170 of increase in inventory, prize. Cash from operating activities of $1,841,399 during the three months ended January 31, 2022, was due primarily to $413,671 of net income, non-cash expenses relating to stock-based compensation of $143,931 (including options issued for services of $137,931, and stock issued for services of $6,000), depreciation and amortization of $96,701, $773,290 of decrease in accounts receivable from related party, and $126,983 of increase in accounts payable and accrued liabilities.

During the three months ended January 31, 2023, cash used in investing activities was $60,923 which was primarily due to a $52,788 payment related to website development costs. During the three months ended January 31, 2022, cash used in investing activities was $3,395,318 which was primarily due to the cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd of $3,341,453.

During the three months ended January 31, 2023, cash provided by financing activities was $0. During the three months ended January 31, 2022 cash provided by financing activities was $200, which was due to an advance from shareholders to open Company bank accounts.

The Company had a net increase in cash of $474,224 for the three months ended January 31, 2023, which is mostly attributable to cash provided by operating activities of $401,653, offset by cash used in investing activities of $60,923, as discussed above.

Material Events and Uncertainties

RKings Purchase – Holdback Amount In Dispute:

The Company has an ongoing dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of $573,000 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of January 31, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023 are those that depend most heavily on these judgments and estimates. As of January 31, 2023, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2023. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended January 31, 2023, and from the period from February 1, 2023 to the filing date of this Report, except as follows:

Recent sales of unregistered securities during the quarter ended January 31, 2023.

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

Recent issuances of unregistered securities subsequent to our fiscal quarter ended January 31, 2023.

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number		Filed/ Furnished Herewith			Filing Date/Period End Date	File
	Description of Exhibit		Form	Exhibit		Number
2.1£

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

			8-K	2.1	1/12/2023	001-41326
3.1	Articles of Incorporation Since Formation		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
10.1***	Consulting Agreement dated October 27, 2022, by and between Golden Matrix Group, Inc. and Aaron Richard Johnston		8-K	10.1	11/1/2022	001-41326
10.2***	Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)		8-K	10.2	11/1/2022	001-41326
10.3***	Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)		8-K	10.3	11/1/2022	001-41326
10.4***	Software License Agreement between Elray Resources Inc. and Golden Matrix Group, Inc., effective December 1, 2022		8-K	10.1	12/12/2022	001-41326
10.5***	Memorandum between Articulate Pty Ltd and Golden Matrix Group, Inc., dated October 14, 2022		10-K	10.45	1/30/2023	001-41326
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

GOLDEN MATRIX GROUP, INC.

Dated: March 16, 2023	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2023	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

