Form 10-Q
period 2023-04-30
Golden Matrix Group, Inc.
filed 2023-06-14
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 14, 2023, there were 36,124,526 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	April 30, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$15,753,813	$14,949,673
Accounts receivable, net	3,597,389	2,641,023
Accounts receivable – related parties	322,443	413,714
Prepaid expenses	183,771	84,372
Short-term deposit	54,133	52,577
Inventory, prizes	1,862,528	1,147,591
Total current assets	$21,774,077	$19,288,950

Non-current assets:
Property, plant & equipment, net	69,358	72,411
Intangible assets, net	2,469,248	2,607,075
Operating lease right-of-use assets	107,818	150,653
Goodwill	10,381,710	10,452,324
Total non-current assets	13,028,134	13,282,463
Total assets	$34,802,211	$32,571,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,041,637	$1,385,076
Accounts payable – related parties	11,298	10,637
Accrued income tax liability	564,944	324,147
Deferred revenues	265,750	182,444
Deferred tax liability	19,489	4,409
Current portion of operating lease liability	103,251	95,085
Customer deposits	303,246	109,328
Accrued interest	123	123
Contingent liability	628,220	573,197
Consideration payable – related party	-	30,708
Total current liabilities	3,937,958	2,715,154

Non-current liabilities:
Non-current portion of operating lease liability	8,930	59,778
Total non-current liabilities	8,930	59,778
Total liabilities	$3,946,888	$2,774,932

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 shares authorized; 36,124,526 and 28,182,575 shares issued and outstanding, respectively	$361	$282
Additional paid-in capital	56,496,550	51,677,727
Treasury stock, at cost (April 2023 – 14,594 shares)	(32,322)	-
Accumulated other comprehensive income (loss)	42,855	(205,747)
Accumulated deficit	(25,652,121)	(24,674,847)
Total shareholders’ equity of GMGI	30,855,323	26,797,415
Noncontrolling interests	-	2,999,066
Total equity	30,855,323	29,796,481
Total liabilities and shareholders’ equity	$34,802,211	$32,571,413

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2023	2022	2023	2022

Revenues	$10,091,272	$8,273,169	$20,682,308	$16,915,028
Revenues-related party	217,087	209,574	403,730	444,820
Total revenues	10,308,359	8,482,743	21,086,038	17,359,848
Cost of goods sold	(8,248,377)	(5,942,181)	(16,583,022)	(12,795,183)
Gross profit	2,059,982	2,540,562	4,503,016	4,564,665

Costs and expenses:
G&A expense	1,823,189	1,598,428	3,860,484	3,062,973
G&A expense- related party	727,526	183,600	1,462,220	339,200
Total operating expenses	2,550,715	1,782,028	5,322,704	3,402,173
Income (loss) from operations	(490,733)	758,534	(819,688)	1,162,492

Other income (expense):
Interest expense	(740)	-	(1,738)	-
Interest earned	16,920	542	28,825	983
Foreign exchange gain	13,101	114,153	33,314	198,829
Total other income	29,281	114,695	60,401	199,812
Net income (loss) before tax	(461,452)	873,229	(759,287)	1,362,304
Provision for income taxes	72,301	171,780	217,987	247,184
Net income (loss)	(533,753)	701,449	(977,274)	1,115,120
Less: Net income attributable to noncontrolling interest	-	114,465	-	178,757
Net income (loss) attributable to GMGI	$(533,753)	$586,984	$(977,274)	$936,363

Weighted average ordinary shares outstanding:
Basic	36,113,290	28,089,041	34,689,260	27,915,672
Diluted	36,113,290	35,908,819	34,689,260	35,735,450
Net income (loss) per ordinary share attributable to GMGI:
Basic	$(0.01)	$0.02	$(0.03)	$0.03
Diluted	$(0.01)	$0.02	$(0.03)	$0.03

Statement of Comprehensive Income:
Net income (loss)	$(533,753)	701,449	(977,274)	1,115,120
Foreign currency translation adjustments	96,343	(110,235)	248,602	(53,181)
Comprehensive income (loss)	(437,410)	591,214	(728,672)	1,061,939
Less: Net income (loss) attributable to noncontrolling interest	-	114,465	-	178,757
Comprehensive income (loss) attributable to GMGI	$(437,410)	$476,749	$(728,672)	$883,182

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Six Months Ended April 30, 2023

	Preferred Stock-Series B		Common Stock		Treasury Stock		Additional Paid-in	Unearned	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at October 31, 2022	1,000	$-	28,182,575	$282	-	$-	$51,677,727	$-	$(205,747)	$(24,674,847)	$26,797,415	$2,999,066	$29,796,481

Shares issued as consideration to acquire RKings	-	-	165,444	2	-	-	2,928,450	-	-	-	2,928,452	(2,928,452)	-
Shares issued on cashless exercise of options	-	-	7,122,230	71	-	-	(71)	-	-	-	-	-	-
Shares issued for services	-	-	104,277	1	-	-	265,999	-	-	-	266,000	-	266,000
Shares issued for vested RSUs	-	-	550,000	5	-	-	(5)	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(14,594)	(32,322)	-	-	-	-	(32,322)	-	(32,322)
FV of stock-based compensation	-	-	-	-	-	-	1,624,450	-	-	-	1,624,450	-	1,624,450
Cumulative translation adjustment	-	-	-	-	-	-	-	-	248,602	-	248,602	-	248,602
Adjustment to reduce NCI amount recorded for RKings acquisition	-	-	-	-	-	-	-	-	-	-	-	(70,614)	(70,614)
Net loss for the period	-	-	-	-	-	-	-	-	-	(977,274)	(977,274)	-	(977,274)
Balance at April 30, 2023	1,000	$-	36,124,526	$361	(14,594)	$(32,322)	$56,496,550	$-	$42,855	$(25,652,121)	$30,855,323	$-	$30,855,323

See accompanying notes to consolidated financial statements.

For the Three Months Ended April 30, 2023

	Preferred Stock-Series B		Common Stock		Treasury Stock		Additional Paid-in	Unearned	Accumulated Other Comprehensive	Accumulated	Total Equity	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	of GMGI	interest	Equity
Balance at January 31, 2023	1,000	$-	36,099,526	$361	-	$-	$55,690,495	$(2,611)	$(53,488)	$(25,118,368)	$30,516,389	$-	$30,516,389
					-	-
Shares issued for services	-	-	-	-	-	-	-	2,611	-	-	2,611	-	2,611
Shares issued for vested RSUs	-	-	25,000	-	-	-	-	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(14,594)	(32,322)	-	-	-	-	(32,322)	-	(32,322)
FV of stock-based compensation	-	-	-	-	-	-	806,055	-	-	-	806,055	-	806,055
Cumulative translation adjustment	-	-	-	-	-	-	-	-	96,343	-	96,343	-	96,343
Net loss for the period	-	-	-	-	-	-	-	-	-	(533,753)	(533,753)	-	(533,753)
Balance at April 30, 2023	1,000	$-	36,124,526	$361	(14,594)	$(32,322)	$56,496,550	$-	$42,855	$(25,652,121)	$30,855,323	$-	$30,855,323

 See accompanying notes to consolidated financial statements.

For the Six Months Ended April 30, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$(1,720)	$(24,424,809)	$18,928,109	$-	$18,928,109
Fair value of shares issued for services	-	-	808	-	6,000	-	-	6,000	-	6,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	289,795	-	-	289,795	-	289,795
Shares issued as consideration to acquire RKings	-	-	736,582	8	5,892,642	-	-	5,892,650	-	5,892,650
Cumulative Translation adjustment	-	-	-	-	-	(53,181)	-	(53,181)	-	(53,181)
Fair value of non-controlling interest in RKings	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the period	-	-	-	-	-	-	936,363	936,363	178,757	1,115,120
Balance at April 30, 2022	1,000	$-	28,115,909	$281	$49,542,802	$(54,901)	$(23,488,446)	$25,999,736	$2,883,757	$28,883,493

See accompanying notes to consolidated financial statements.

For the Three Months Ended April 30, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI	interest	Equity
Balance at January 31, 2022	1,000	$-	28,045,577	$280	$48,828,289	$55,334	$(24,075,430)	$24,808,473	$2,769,292	$27,577,765
FV of option/warrants issued for services	-	-	-	-	151,864	-	-	151,864	-	151,864
Shares issued as consideration to acquire RKings	-	-	70,332	1	562,649	-	-	562,650	-	562,650
Cumulative Translation adjustment	-	-	-	-	-	(110,235)	-	(110,235)	-	(110,235)
Net profit for the period	-	-	-	-	-	-	586,984	586,984	114,465	701,449
Balance at April 30, 2022	1,000	$-	28,115,909	$281	$49,542,802	$(54,901)	$(23,488,446)	$25,999,736	$2,883,757	$28,883,493

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Six Months Ended
	April 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(977,274)	$1,115,120
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	1,624,450	289,795
Fair value of shares issued for services	266,000	6,000
Unrealized foreign exchange loss (gain) on contingent liability	55,023	(109,271)
Amortization of intangible assets	217,180	189,583
Depreciation of property, plant and equipment	20,256	6,285

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,951,863)	(478,290)
(Increase) decrease in accounts receivable – related party	91,271	663,716
(Increase) decrease in prepaid expense	(96,357)	(159,949)
(Increase) decrease in inventory, prize	(588,828)	(93,103)
(Increase) decrease in operating lease assets	48,382	48,863
(Decrease) increase in accounts payable and accrued liabilities	1,596,721	961,799
(Decrease) increase in accounts payable – related party	1,522	(19,486)
(Decrease) increase in accrued income tax liability	203,822	247,184
(Decrease) increase in deferred revenues	78,480	(65,017)
(Decrease) increase in customer deposit	196,692	49,062
(Decrease) increase in operating lease liabilities	(48,353)	(46,495)
Net cash provided by operating activities	$737,124	$2,605,796

Cash flows from investing activities:
Cash paid for purchase of RKings	-	(3,341,453)
Cash paid for purchase of GMG Assets	(30,708)	-
Cash paid for purchase of fixed assets	(12,566)	(31,832)
Cash paid for purchase of intangible assets	(52,788)	(88,732)
Net cash used in investing activities	$(96,062)	$(3,462,017)

Cash flows from financing activities:
Purchase of treasury stock	(32,322)	-
Net cash used in financing activities	$(32,322)	$-

Effect of exchange rate changes on cash	195,400	(130,222)

Net increase (decrease) in cash and cash equivalents	804,140	(986,443)
Cash and cash equivalents at beginning of year	14,949,673	16,797,656
Cash and cash equivalents at end of the quarter	$15,753,813	$15,811,213

Supplemental cash flows disclosures
Interest paid	$1,738	$-
Tax paid	$-	$-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$71	$1
Intangible asset written down	$-	$58,000
Acquisition of 20% shares of RKings	$2,928,452	$-
Accounts payable settled with accounts receivable	$1,000,000	$-
Adjustment to non-controlling interest	$70,614	$-

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

With the acquisition of 80% of RKingsCompetitions Ltd. (“RKings”) effective on November 1, 2021 (and the acquisition of the remaining 20% of RKings effective November 4, 2022), the Company entered into the business-to-consumer (“B2C”) segment by offering what we refer to as “pay to enter prize competitions” throughout the UK. These prize competitions are not gambling or a lottery; we do not offer B2C online sports betting and/or online casino services in the UK. The prize competitions require entrants to demonstrate sufficient skill, knowledge or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. Also, effective on August 1, 2022, the Company expanded its B2C reach by acquiring GMG Assets Limited (“GMG Assets”), a UK company, which was formed to facilitate the Company’s operations of RKings.

On July 11, 2022, the Company acquired Golden Matrix MX, S.A. DE C.V., which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, named Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The Company’s online casino in Mexico, Mexplay, commenced generating revenues in March 2023.

In the B2C segment, the Company has improved functionality and responsiveness of the RKingsCompetitions.com website and expanded its marketing efforts from Northern Ireland to encompass the UK as its customer reach.  The Company commenced marketing efforts in Mexico in March 2023 and the Mexplay online casino (and related activities), commenced generating revenues in March 2023.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended October 31, 2022, and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2023.

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

On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022 and the Company’s online casino (and related activities), in Mexico, commenced generating revenues in March 2023.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at April 30, 2023 and October 31, 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of April 30, 2023 and October 31, 2022, the allowance for doubtful accounts was $0 and $0, respectively. During the three months ended April 30, 2023 and 2022 and six months ending April 30, 2023 and 2022, no bad debt was recorded.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. The website development costs to upgrade and enhance the functionality of RKings’ and Mexplay’s websites were capitalized and amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. During the three months ended April 30, 2023 and 2022, $0 and $40,859 in website development costs, or related costs were incurred and capitalized. During the six months ended April 30, 2023 and 2022, $52,788 and $88,732 in website development costs, or related costs were incurred and capitalized.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Costs of Software to Be Sold, Leased, or Marketed”, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product. No software development costs, or related costs were incurred for the three months ended April 30, 2023 and 2022 or the six months ended April 30, 2023 and 2022.

Inventory, Prizes

RKings purchases prizes to be awarded to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the specific identification method (which approximates the previously reported first-in, first-out (“FIFO”) method and there is no change (or cumulative change) resulting from a change in accounting method). Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. Inventory of prizes was $1,862,528 and $1,147,591 at April 30, 2023 and October 31, 2022, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment were $69,358 and $72,411 at April 30, 2023 and October 31, 2022, respectively.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $110,514 and $95,414 during the three months ended April 30, 2023 and 2022, respectively, and $217,180 and $189,583 during the six months ended April 30, 2023 and 2022, respectively.

Revenue Recognition

The Company currently has three distinctive revenue streams. In the B2B segment, there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) royalty charged on the use of third-party gaming content. In the B2C segment, the revenue stream is related to the prize competition tickets sold to enter prize competitions in the UK through RKings, as well as online casino operation in Mexico.

B2B segment, revenue descriptions:

1.	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
2.	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

B2C segment, revenue descriptions:

The Company generates revenues through RKings from sales of prize competitions tickets directly to customers, throughout the UK, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences, and we generate revenues from our online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings.

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

For the online casino operation in Mexico, we offer customers digital versions of wagering games available in land-based casinos, such as slots, live, bingo, jackpots, and roulettes. For these offerings, the Company operates similarly to land-based casinos, generating revenue as the users play against the house. The online casino revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months and six months ended April 30, 2023 and 2022:

	For the three months ended		For the six months ended
	April 30,		April 30,
	2023	2022	2023	2022

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(533,753)	$586,984	$(977,274)	$936,363
Denominator:
Weighted average common shares outstanding	36,113,290	28,089,041	34,689,260	27,915,672

Basic earnings (loss) per common share	$(0.01)	$0.02	$(0.03)	$0.03

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(533,753)	$586,984	$(977,274)	$936,363
Denominator:
Weighted average common shares outstanding	36,113,290	28,089,041	34,689,260	27,915,672
Preferred shares	-	1,000	-	1,000
Warrants/Options	-	7,818,778	-	7,818,778
Adjusted weighted average common shares outstanding	36,113,290	35,908,819	34,689,260	35,735,450

Diluted earnings (loss) per common share	$(0.01)	$0.02	$(0.03)	$0.03

For the three months and six months ended April 30, 2023, the weighted-average number of common shares outstanding excludes anti-dilutive common stock equivalents.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.  The Company incurred income tax expenses, directly related to its UK operations, of $217,987 and $247,184 during the six months ended April 30, 2023 and 2022, respectively.  The Company has no deferred tax assets, deferred tax liabilities of $19,489 and $4,409, and accrued income tax liabilities of $564,944 and $324,147, each at April 30, 2023 and October 31, 2022, respectively.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive income (loss), a separate component of Equity, in our consolidated balance sheets. The Company has foreign currency translation adjustments of $96,343 and $(110,235) during the three months ended April 30, 2023 and 2022, respectively, and $248,602 and $(53,181) during the six months ended April 30, 2023 and 2022, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains of $13,101 and $114,153 during the three months ended April 30, 2023 and 2022, respectively, and $33,314 and $198,829 during the six months ended April 30, 2023 and 2022, respectively.

Treasury Stock

Treasury stock is carried at cost.

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

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stock granted in return for services rendered. The share-based payment arrangements with employees were accounted for under Accounting Standards Update (ASU) 718, “Compensation - Stock Compensation”. In 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-07, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

The expenses related to the stock-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

The stock-based compensation of options issued to consultants was recognized as a component of cost of goods sold since the stock-based compensation is the direct labor cost associated with running the Company’s GM2 Asset system, in the amount of $109,668 and $151,864 during the three months ended April 30, 2023 and 2022, respectively, and $229,722 and $289,795 during the six months ended April 30, 2023 and 2022, respectively.

Stock-based compensation included in G&A expense is $188,270 and $0 during the three months ended April 30, 2023 and 2022, respectively, and $627,104 and $6,000 during the six months ended April 30, 2023 and 2022, respectively.

Stock-based compensation included in G&A expense related party is $510,728 and $0 during the three months ended April 30, 2023 and 2022, respectively, and $1,033,624 and $0 during the six months ended April 30, 2023 and 2022, respectively.

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11. Through April 30, 2023, Citibank has replenished $683,010 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $46,495, which amount is still outstanding as of the date of this report on June 14, 2023.

The Company has accounts receivable of $3,597,389 and $2,641,023 as of April 30, 2023 and October 31, 2022, respectively (net of allowance for bad debt of $0 and $0, respectively). During the three months ended April 30, 2023 and 2022, $1,000,000 and $0 accounts payable were settled with accounts receivable. During the six months ended April 30, 2023 and 2022, $1,000,000 and $0 accounts payable were settled with accounts receivable.

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $322,443 and $413,714 as of April 30, 2023 and October 31, 2022, respectively.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses mainly include prepayments to suppliers for the gaming content usage, Nasdaq listing fees, rent, insurance, retainer for legal services, prepaid employee wages, and a one-year Gaming License fee. The balances of prepaid expenses are $183,771 and $84,372 as of April 30, 2023 and October 31, 2022, respectively. The components of prepaid expenses are as follows:

	As of April 30,	As of October 31,
	2023	2022
Prepayments to suppliers	$140,146	$70,156
Prepayment for the gaming license fee	39,054	8,744
Prepaid payroll expense	4,571	5,472
Total prepaid expenses	$183,771	$84,372

NOTE 5 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for an office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The current rent is $113,157 ($167,338 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $54,133 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. On June 1, 2023, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. The Company has Term Deposits of $54,133 and $52,577 as of April 30, 2023 and October 31, 2022, respectively.

As of April 30, 2023 and October 31, 2022, the operating lease right-of-use asset is $107,818 and $150,653, respectively, and there was also a current operating lease liability of $103,251 and $95,085, respectively and a non-current operating lease liability of $8,930 and $59,778, respectively.

NOTE 6 – ACQUISITIONS

Related Party Asset Acquisition

Acquisition of GMG Assets

On October 17, 2022, and effective on August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets, a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets. Aaron Johnston was then a Board Member of the Company, and Mark Weir was then a 10% Shareholder in RKings, of which the Company then owned 80% of, and as such were both related parties to the Company.

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

RKings is a United Kingdom based online competition company offering business-to-consumer tournaments whereby individuals can purchase entries for online prize drawings; we refer to these tournaments as “pay to enter prize competitions”.

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

The Purchase Agreement provided for a total of GBP £1,000,000 (USD $1,366,500) (the “Holdback Amount”) to be retained by the Company, following closing, which was to be released to the Sellers within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents. On June 1, 2022, the Company notified the Sellers that they were in default, under the Purchase Agreement, of their obligations (aforementioned (B) above). Consequently, the Company notified the Sellers that their right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration had been terminated. However, effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two sellers of the 80% interest in RKings. The Settlement Agreement was entered into to partially settle certain breaches of the Purchase Agreement with the Sellers (Mr. Weir and Mr. Paul Hardman) whereby we agreed to pay to Mr. Weir the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”). The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration (defined and discussed below)), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other Seller, relating to breaches of the terms of the Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

RKings Notice of Buyout

The RKings Purchase Agreement also required that the Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which provided various rights and restrictions on the owners of RKings. One of those rights was a buyout right provided to the Company (the “Buyout Right”), which beginning on May 29, 2022 (the date that was six months from November 29, 2021), which provided the Company, upon written notice to the Sellers, the right to purchase all, but not less than all, of the shares of RKings then held by the Sellers (i.e., the 20% of RKings retained by such Sellers following the closing of the Purchase Agreement) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”). The Buyout Price was payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share or any combination thereof.

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

On November 30, 2022, the Company completed the purchase of 10% of RKings from each Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings. The fair value of the 165,444 shares issued on November 4, 2022 at $2.95 per share amounted to $488,060. The carrying value of the 20% non-controlling interest (NCI) was $2,928,452 (original value of $2,634,386, plus $294,066, allocated to NCI over the past year for its share in the income of the subsidiary) at the time of Buyout. The difference between the NCI amount ($2,928,452) and the fair value of the consideration paid ($488,060) is recognized directly in additional paid in capital (APIC). The Shareholders Agreement was terminated on November 4, 2022, effective upon the Company’s acquisition of 100% of RKings.

Consideration paid for RKings	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of 666,250 restricted shares consideration at $7.60 per share	5,063,500
Fair value of contingent shares consideration for net assets	562,650
Holdback amount paid to Mr. Mark Weir	683,250
Fair value of 165,444 restricted shares at $2.95 per share	488,060
Consideration paid through April 30, 2023	$10,896,960

Additionally, in the event the (A) the Company determined, on or before the date on which the Company filed its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022 (“EBITDA Metric”); and (B) the Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company was required to pay the Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which was payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). For the fiscal year ended October 31, 2022, RKings did not achieve the aforementioned EBITDA Metric and did not earn the Earn-Out Consideration.

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

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of RKings’ shares, which was $11,092,150, and (2) the fair value of the 20% noncontrolling interest in RKings, which was estimated to be $2,634,386, over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

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

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. RKings contributed revenues of $30,550,336 and net income attributable to the Company of $1,837,588 for the period from the date of acquisition through April 30, 2023.

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

Golden Matrix MX Acquisition

On July 11, 2022, the Company entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, a then newly formed shell company incorporated in Mexico for nominal consideration of $2,411. Golden Matrix MX had no assets or operations and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022.

NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

Website development costs incurred to upgrade and enhance the functionality of Golden Matrix MX’s website (i.e., Mexplay https://www.mexplay.mx) were capitalized; which amount to $0 and $52,788 for the three months and six months ended April 30, 2023. Capitalized costs of $40,859 and $88,732 were incurred to upgrade RKings’ website for the three months and six months ended April 30, 2022.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 3 years.

In connection with the 80% acquisition of RKings, the Company recognized $2,600,000 of definite-lived intangible assets consisting of $2,000,000 of trademarks and $600,000 of non-compete agreements. The trademark for RKings is amortized over 10 years and the non-compete agreement is amortized over 5 years.

In connection with the online casino in Mexico, the Company applied for a gaming permit in Mexico through its subsidiary Golden Matrix MX in the amount of $223,725, which was approved on July 13, 2022. The gaming permit is amortized over 6 years.

Amortization expenses related to intangible assets were $110,514 and $95,414 for the three months ended April 30, 2023 and 2022, respectively, and $217,180 and $189,583 for the six months ended April 30, 2023 and 2022, respectively. Accumulated amortization was $643,877 and $422,479 as of April 30, 2023 and October 31, 2022, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	April 30,	October 31,
	2023	2022
Definite-lived intangible assets
Aggregation Platform	$116,000	$116,000
Gaming permit in Mexico	246,300	223,725
Website Development Cost	150,825	89,829
Trademarks	2,000,000	2,000,000
Non-compete Agreements	600,000	600,000
Gross definite-lived intangible assets	3,113,125	3,029,554
Less: accumulated amortization
Aggregation Platform	(89,011)	(73,047)
Gaming permit in Mexico	(23,709)	(3,062)
Website Development Cost	(51,157)	(26,370)
Trademarks	(300,000)	(200,000)
Non-compete Agreements	(180,000)	(120,000)
Total accumulated amortization	(643,877)	(422,479)
Net definite-lived intangible assets	$2,469,248	$2,607,075

NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable to related parties include superannuation payable to the management of the Company of $11,298 and $10,637, as of April 30, 2023 and October 31, 2022, respectively.

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $265,750 and $182,444 as of April 30, 2023 and October 31, 2022, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has customer deposits in both the B2B segment and the B2C segment.

In the B2B segment, one source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of April 30, 2023 and October 31, 2022, customer deposits for Progressive Jackpot Games amounted to $75,589 and $69,016, respectively. The other source of deposits is the payment from customers in advance of any usage of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of April 30, 2023 and October 31, 2022, a total of $223,204 and $40,312 of customer deposits are from this source.

Total customer deposits in the B2B segment amount to $298,793 and $109,328 as of April 30, 2023 and October 31, 2022, respectively.

In the B2C segment, the Company records liabilities for user account balances in Mexico. User account balances consist of user deposits, promotional awards, and user winnings less user withdrawals. As of April 30, 2023 and October 31, 2022, user account balances were $4,453 and $0, respectively.

Total customer deposits amount to $303,246 and $109,328 as of April 30, 2023 and October 31, 2022, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman

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

As of April 30, 2023 and October 31, 2022, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $5,049 and $5,229, respectively.

Effective March 10, 2022, Luxor Capital LLC (Luxor), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by Mr. Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration in a private transaction.

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

As of April 30, 2023, and October 31, 2022, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $4,207 and $4,358, respectively.

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

On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the options ($31,800) and 35,023 shares of common stock were issued.

During the six months ended April 30, 2023, and 2022, total consulting fees paid to Mr. McChesney were $30,000 and $18,000, respectively. As of April 30, 2023, and October 31, 2022, the amount payable to Mr. McChesney was $0 and $0, respectively.

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

During the six months ended April 30, 2023 and 2022, total consulting fees paid to Mr. Smith were $30,000 and $18,000, respectively. As of April 30, 2023 and October 31, 2022, the amount payable to Mr. Smith was $0 and $0, respectively.

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

During the six months ended April 30, 2023 and 2022, total consulting fees paid to Mr. Moyes were $25,000 and $0, respectively. As of April 30, 2023 and October 31, 2022, the amount payable to Mr. Moyes was $0 and $0, respectively.

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

During the six months ended April 30, 2023 and 2022, fees paid to Mr. Johnston as a director were $0 and $18,000, respectively. As of April 30, 2023 and October 31, 2022, the amount payable to Mr. Johnston as a director was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Johnston in consideration for services to be rendered by Mr. Johnston through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

A total of 100,000 of the restricted stock units granted to Mr. Johnston in consideration for his services as a director were forfeited upon his resignation. The remaining 50,000 RSUs granted to Mr. Johnston in consideration for his services on the Board of Directors vested to Mr. Johnston upon the Company reaching certain revenue and EBITDA goals for the year ended October 31, 2022, and upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Johnston on January 30, 2023 to settle the vested RSUs.

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

As of April 30, 2023, and October 31, 2022, total wages payable to Mr. Brett Goodman were $0 and $0, respectively, and the superannuation payable was $2,042 and $0, respectively.

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

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on each of December 8, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024 and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. The RSUs will be settled in shares of common stock.

Marla Goodman, owner of 50% of Articulate Pty Ltd and wife of the Company’s Chief Executive Officer

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

Revenues from Articulate were $217,087 and $209,574 during the three months ended April 30, 2023 and 2022, respectively, and $403,730 and $444,820 during the six months ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and October 31, 2022, the amount receivable from Articulate was $322,443 and $413,714, respectively.

(b) Offset accounts payable with accounts receivable

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), and the grant to Mr. Jimenez of options to purchase 50,000 shares of common stock (at $9.910 per share, expiring on April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. The options to purchase 50,000 shares were not exercised and expired on April 23, 2023.  Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or options.

During the three months ended April 30, 2023 and 2022, total consulting fees paid to Mr. Jimenez were $75,000 and $75,000, respectively. During the six months ended April 30, 2023 and 2022, total consulting fees paid to Mr. Jimenez were $150,000 and $125,000, respectively. As of April 30, 2023 and October 31, 2022, the amount payable to Mr. Jimenez was $0 and $0, respectively.

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

Pursuant to the License Agreement, we are required to maintain all permits for the use of the licensed games and operate the platform on which the games will be integrated.

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date, which has not occurred, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

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

During the six months ended April 30, 2023 and 2022, revenues from Elray were $0 and $0, respectively. As of April 30, 2023 and October 31, 2022, the amount receivable from Elray was $0 and $0, respectively. There are no revenues or receivables from Elray prior to December 7, 2022 as that is the date the Agreement with Elray commenced. The blockchain online gaming operations and blockchain currency technology expected to be licensed to casino operators is expected to be fully integrated, tested and operational by the end of the fiscal year ending October 31, 2023.

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

As of April 30, 2023 and October 31, 2022, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

As of April 30, 2023 and October 31, 2022, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 36,124,526 and 28,182,575 shares were issued and outstanding, respectively.

Corporate Action regarding Common Stock and Common Stock Transactions

(a) Business Consultant Agreements

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory will each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arrears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The warrants have an exercise price of $5.50 per share (and no cashless exercise rights) and were exercisable until March 22, 2023; these warrants were not exercised and expired. On November 23, 2021, the two previously mentioned Business Consulting Agreements were terminated.

During the six months ended April 30, 2023, two consultants and two directors exercised their options. As a result, 7,122,230 shares of common stock were issued upon the cashless exercise of the options. During the six months ended April 30, 2022, a former consultant’s widow, one consultant and one director exercised their options. As a result, 147,118 shares of common stock were issued upon the cashless exercise of the options.

During the six months ended April 30, 2023, 4,277 shares of restricted common stock, with a value of $10,000, were issued to a consultant in connection with investor relation and press release services rendered to the Company. During the six months ended April 30, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system.

(b) Certificate of Amendment

Effective on December 16, 2021, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation, with the Secretary of State of Nevada, to increase the Company’s authorized number of shares of Common Stock from forty million (40,000,000) shares to two hundred and fifty million (250,000,000) shares and to restate Article 3, Capital Stock thereof, to reflect such amendment, and clarify the Board of Director’s ability to designate and issue ‘blank check’ preferred stock.

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

On October 27, 2022, the Company exercised a buyout right by providing written notice to the minority owners of RKings. In connection with such exercise, the Company agreed to pay the minority owners a total of $1,323,552, which was satisfied by the issuance by the Company to the minority owners of 165,444 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the shareholders agreement). On November 4, 2022, the 165,444 restricted shares of common stock with fair value of $488,060 were issued to the minority owners and the 20% minority shares of RKings were transferred to the Company, and at that time RKings became a wholly-owned subsidiary of the Company. The difference between the NCI amount ($2,928,452) and the fair value of the consideration paid ($488,060) is recognized directly in APIC.

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

2018 Equity Incentive Plan

On January 3, 2018, the Company adopted a stock option plan: the 2018 Equity Incentive Plan. The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the option, the amount of time before the option expires, and the volatility of share price. Compensation expense is charged to operations through the vesting period. The amount of cost is calculated based on the accounting standard ASU 2018-07. All option awards described below were granted under the 2018 Equity Incentive Plan:

During the six months ended April 30, 2023, no options were granted, expired, or forfeited.

During the six months ended April 30, 2023, options to purchase 7,333,332 shares of common stock were exercised in a cashless exercise pursuant to which 211,102 shares of common stock were surrendered to pay for the aggregate price of the options ($500,400) and 7,122,230 shares of common stock were issued.

The total compensation cost related to stock options granted was $254,256 and $289,795, for the six months ended April 30, 2023 and 2022, respectively.

The following table represents stock option activity for the six months ended April 30, 2023:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2022	8,426,666	$0.50
Options exercised	(7,333,332)	$0.07
Options Outstanding as of April 30, 2023	1,093,334	$3.41
Options Exercisable as of April 30, 2023	898,334	$3.02

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

Grant and Vesting of Restricted Stock Units to Management, the Independent Directors and other Related Parties

Effective on September 16, 2022, the Compensation Committee and the Board of Directors approved the grant, effective on the same date, of an aggregate of 1,575,000 restricted stock units to the officers and directors of the Company listed below (the “RSU Recipients”), in consideration for services to be rendered by such officers and directors through October 2024 (the “RSUs”):

Recipient	Position with Company	Number of RSUs
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	750,000
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director of the Company	375,000
Murray G. Smith	Independent Director	150,000
Aaron Richard Johnston	Former Independent Director	150,000
Thomas E. McChesney	Independent Director	150,000
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

The Company also entered into a Restricted Stock Unit Grant Agreement and Award Agreement with each of the RSU Recipients above to evidence such grants of the RSUs.

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

Total revenues and EBITDA for the six months ended April 30, 2023 were $21,086,038 and $1,341,512, respectively.

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on each of December 8, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024 and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates.

The total compensation cost related to RSUs granted to related parties was $1,009,090 and $0 for the six months ended April 30, 2023 and 2022, respectively.

Grant or Vesting of Restricted Stock Units and Restricted Stocks to Employees and Consultants (Non-related Parties)

During the six months ended April 30, 2023, 1,073,400 RSUs were granted to employees and consultants, 25,000 RSUs vested and 12,000 RSUs were forfeited.

On November 1, 2022, the Company granted 600,000 RSUs to Mr. Aaron Richard Johnston, former member of the Board of Directors, for his consulting services to the Company. 300,000 RSUs vest, if at all, at the rate of 1/4th of such RSUs, upon the Company meeting certain (1) revenue and (2) EBITDA targets, as of the end of fiscal 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10-K, subject to the Mr. Johnston’s continued service through the applicable vesting dates. 300,000 RSUs vest, if at all, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such RSUs shall be terminated and forfeited if such Doubling Transaction does not close prior to November 1, 2023, subject to Mr. Johnston’s continued service to the Company on such date. None of these RSUs have vested to date.

On November 8, 2022, the Company granted 300,000 RSUs to Mark Weir, the director of RKings. 25,000 RSUs shall vest each quarter until October 31, 2025, provided that the quarterly revenues of RKingsCompetition Ltd increase by 5% compared to the previous quarter. A total of 25,000 of these RSUs have vested to date.

The RSUs granted to the rest of the employees and consultants were subject to their continued performance of services for the Company through each vesting date. None of these RSUs have vested to date.

The total compensation cost related to the RSUs granted to employees and consultants was $361,104 and $0 for the six months ended April 30, 2023, and 2022, respectively.

On October 27, 2022, the Company granted 100,000 restricted shares of common stock to Aaron Johnston, former member of the Board of Directors, for his consulting services to the Company. The restricted shares were issued on November 1, 2022, and vested at the rate of 50,000 shares of restricted common stock on November 1, 2022 and 50,000 shares of restricted common stock on February 1, 2023. As of April 30, 2023, the 100,000 restricted shares of common stock have vested.

The total compensation cost related to the restricted shares of common stock vested to Mr. Johnston was $256,000 and $0 for the six months ended April 30, 2023, and 2022, respectively.

As of April 30, 2023 and October 31, 2022, the Company had 2,137,400 and 1,581,000 RSUs outstanding.

Treasury Stock

On March 23, 2023 the Board approved the purchase of up to $2 million in shares of the Company’s common stock (treasury stock) for the purpose of mitigation of significant overhang on the market for the Company’s common stock; attractive use of the Company’s capital to purchase stocks at current prices; a more tax-efficient way of returning capital to stockholders compared to declaring cash dividends; and accretion to earnings per share.

On April 12, 2023, April 13, 2023 and April 14, 2023, the Company purchased treasury stock as follows:

Date	Shares	Price per Share	Total Amount
April 12, 2023	6,868	$2.1707	14,908
April 13, 2023	3,800	$2.2858	8,686
April 14, 2023	3,926	$2.2230	8,728
Totals	14,594		32,322

The treasury stock is carried at cost.  There are no commitments to purchase additional treasury stock and there are no restrictions imposed by the State of Nevada on the purchase of treasury stock.

 NOTE 13 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

We operate our business in two operating segments: (i) the B2B for charges for usage of the Company’s software, and royalties charged on the use of third-party gaming content, and (ii) the B2C segment which is related to the pay to enter prize competitions in the UK as well as the Company’s online casino website (and related activities) in Mexico. The operations in Mexico commenced generating revenues from March 2023, and are reported under the Latin America geographic region. The current segments are (i) B2B with Asia Pacific as its geographic region and, (ii) B2C with UK and Latin America as its geographic region.

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

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the six months ended
Description	April 30, 2023		April 30, 2022		April 30, 2023		April 30, 2022
Revenues:
B2B	$3,799,983	37%	$3,365,635	40%	$8,024,440	38%	$6,746,465	39%
B2C	6,508,376	63%	5,117,108	60%	13,061,598	62%	10,613,383	61%
Total	$10,308,359	100%	$8,482,743	100%	$21,086,038	100%	$17,359,848	100%

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the six months ended
Description	April 30, 2023		April 30, 2022		April 30, 2023		April 30, 2022
Revenues:
Asia Pacific	$3,799,983	37%	$3,365,635	40%	$8,024,440	38%	$6,746,465	39%
UK	6,488,466	63%	5,117,108	60%	13,041,688	62%	10,613,383	61%
Latin America	19,910	0%	-	-	19,910	0%	-	-
Total	$10,308,359	100%	$8,482,743	100%	$21,086,038	100%	$17,359,848	100%

The following is a summary of cost of goods sold (COGS) by products for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the six months ended
Description	April 30, 2023		April 30, 2022		April 30, 2023		April 30, 2022
COGS:
B2B	$2,796,716	34%	$2,457,426	41%	$5,998,126	36%	$5,003,450	39%
B2C	5,451,661	66%	3,484,755	59%	10,584,896	64%	7,791,733	61%
Total	$8,248,377	100%	$5,942,181	100%	$16,583,022	100%	$12,795,183	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the six months ended
Description	April 30, 2023		April 30, 2022		April 30, 2023		April 30, 2022
COGS:
Asia Pacific	$2,796,716	34%	$2,457,426	41%	$5,998,126	36%	$5,003,450	39%
UK	5,445,755	66%	3,484,755	59%	10,578,990	64%	7,791,733	61%
Latin America	5,906	0%	-	-	5,906	0%	-	-
Total	$8,248,377	100%	$5,942,181	100%	$16,583,022	100%	$12,795,183	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	April 30, 2023	October 31, 2022
Long-lived assets:
Asia Pacific	$210,207	$222,690
UK	12,593,341	12,837,095
Latin America	224,586	222,678
Total	$13,028,134	$13,282,463

NOTE 14 - INCOME TAXES

United States of America (USA)

The Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the USA operations.

United Kingdom (UK)

For the three months and six months ended April 30, 2023, the Company had income tax expense in the amount of $72,301 and $217,987 attributable to its operations of RKings and GMG Assets in the United Kingdom.

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

Balance November 1, 2021	$602,628
Income Tax November 1, 2021 through October 31, 2022	419,049
Income Tax November 1, 2022 through April 30, 2023	217,987
Tax paid	(549,697)
Currency Adjustment	(125,023)
Income Tax Liability	$564,944

As of April 30, 2023 and October 31, 2022, the Company had UK income tax payable of $564,944 and $324,147, respectively.

Mexico (Latin America)

For the six months ended April 30, 2023, the Company had income tax expense of $0 attributable to its operations of Golden Matrix MX, S.A. DE C.V. in Mexico which commenced generating revenues in March 2023.

The Company, through Golden Matrix MX, S.A. DE C.V., is subject to a statutory tax rate of approximately 30% of net income generated in Mexico.

As of April 30, 2023 and October 31, 2022, the Company had Mexico income tax payable of $0 and $0, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved, from time to time, in litigation or other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, and other related claims and vendor matters; however, none of the aforementioned matters are currently pending. The Company believes that we are not exposed to matters that will individually, or in aggregate, have a material adverse effect on our financial condition or results of operations.

Notwithstanding the above, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

The Company is in dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $628,220 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of April 30, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

Operating Lease Commitments:

Under ASU No. 2016-02, Leases (Topic 842), lessees are required to recognize all leases (with the exception of short-term leases) on the balance sheet as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard was adopted using a modified retrospective approach.

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew the lease for a period of three years. The rent is $113,157 ($167,338 AUD) per year (subject to a 4% annual increase).

The Company does not have finance leases. The operating lease cost for the six months ended April 30, 2023 was $52,580.

As of April 30, 2023, the Company recognized $107,818 of operating lease right-of-use asset and $103,251 of current operating lease liability and $8,930 of non-current operating lease liability. The discount rate related to the Company’s lease liabilities as of April 30, 2023 was 6.25%. The discount rates are generally based on estimates of the Company’s incremental borrowing rate, as the discount rates implicit in the Company’s leases cannot be readily determined.

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

The parties have verbally agreed to extend the date and modify additional terms in order to facilitate the closing of the transaction. We have plans to document a new definitive date for closing via amendment in the future.

The closing of the Purchase is subject to certain closing conditions (some of which apply only for the Phase 1 Closing and some of which apply for both the Phase 1 Closing and Phase 2 Closing). The Meridian Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $50 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to May 31, 2023 (or such other date as the parties may mutually agree, provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), unless such failure is due to the party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 45 days after the date of the Meridian Purchase Agreement (February 25, 2023, provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (d) by the Company or the Meridian Sellers if the Phase 1 Closing has not been completed by June 30, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to the Due Diligence Termination Right (defined below); (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval, provided that the parties have determined that no HSR Act notices will be needed for the transaction; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

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

Pursuant to the Meridian Purchase Agreement we agreed to file a proxy statement with the SEC (the “Proxy Statement”) to seek shareholder approval for the issuance of the Purchase Shares, under applicable rules of the Nasdaq Capital Market, and adoption of amended and restated Articles of Incorporation (the “Amended and Restated Articles”) to remove our classified board of directors and amend certain other provisions of our Articles of Incorporation (collectively, the “Charter Amendments”), promptly after the Meridian Sellers have delivered the financial statements required by Regulation S-X for filing in such Proxy Statement, which have not been delivered to date, and to hold a stockholders meeting promptly thereafter (subject to applicable law), to seek shareholder approval of the Charter Amendments and the issuance of the Purchase Shares. We are also required to hold a shareholder meeting to seek shareholder approval for the issuance of the Purchase Shares and Charter Amendments promptly after the SEC has confirmed that it has no comments on such Proxy Statement (the “Shareholder Approval”).

The Meridian Purchase Agreement includes a 60 day due diligence period during which the Company had the right, at the Company’s election, in its reasonable discretion, to terminate the Meridian Purchase Agreement if the Company determined in good faith, that such due diligence had revealed information which would constitute a material adverse effect on the Meridian Companies, or resulted in any of the representations or warranties of the Meridian Sellers set forth in the Meridian Purchase Agreement not being materially correct and true and the Meridian Sellers have the same right (the “Due Diligence Termination Right”). The Due Diligence Termination Right expired unexercised.

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

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

NOTE 17 – SUBSEQUENT EVENTS

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years. Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $57,630 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2023, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021.  The Term Deposit balance as of June 1, 2023 is $54,133 and the interest rate on renewal is 0.25%.

The Company is in the process of processing the 14,594 shares of the Company’s common stock with the related to the April 12, 2023, April 13, 2023 and April 14, 2023, purchases of treasury stock as follows:

Date	Shares	Price per Share	Total Amount
April 12, 2023	6,868	$2.1707	14,908
April 13, 2023	3,800	$2.2858	8,686
April 14, 2023	3,926	$2.2230	8,728
Totals	14,594		32,322

The treasury stock is carried at cost.  The shares were purchased to mitigate overhang on the market for the Company’s common stock.  There are no commitments to purchase additional treasury stock and there are no restrictions imposed by the State of Nevada on the purchase of treasury stock.  See NOTE 12 -EQUITY  Treasury Stock for additional information.

On June 8, 2023, the Company and Meridian shareholders verbally agreed to extend the date and modify additional terms of the Meridian purchase agreement in order to facilitate the closing of the transaction. We have plans to document a new definitive date for closing via amendment in the future. See NOTE 16 – PURCHASE AGREEMENT, Meridian Purchase Agreement for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended October 31, 2022 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 30, 2023 as part of our Annual Report on Form 10-K for the year ended October 31, 2022 (the “2022 Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2022 Annual Report.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and six months ended April 30, 2023 and 2022.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

We have historically operated in the B2B segment where we develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region. With the acquisitions of RKingsCompetitions Ltd. (effective November 1, 2021 as to 80% and effective November 4, 2022, as to the remaining 20%) and GMG Assets (effective on August 1, 2022), we entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK.  Also, in the B2C segment, on July 11, 2022, the Company acquired Golden Matrix MX, S.A. DE C.V., which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The Company’s online casino and related activities in Mexico commenced generating revenues in March 2023.

B2B Segment

The Company provides business-to-business (B2B) services and products.  Our customers are primarily gaming Distributors and licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors and gaming operators.

We derive revenues primarily from licensing fees received from gaming operators, in most cases via gaming Distributors located in the Asia Pacific (APAC) region that utilize the Company’s technology.

As of April 30, 2023, our systems had over 7.2 million registered players and a total of more than 710 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland and we have expanded our marketing efforts to reach customers throughout the U.K.  As of April 30, 2023, RKings has over 297,000 registered users. GMG Assets has completed 67 transactions since November 1, 2022, representing $2,653,681 in revenues and $98,141 in net income. Also, as of April 30, 2023, Mexplay has over 7,000 registered users and commenced generating revenues in March 2023; for the six months ended April 30, 2023, it has generated $19,910 in revenues.

We derive revenues primarily from selling prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences and we generate revenues from our online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings. As noted above, the Company’s online casino (and related activities) in Mexico commenced generating revenues in March 2023.

Our objective in managing our resources is to ensure that we have sufficient liquidity to fund our operations and meet our growth objectives while maximizing returns to shareholders. Liquidity is necessary to meet (i) the working capital needs of our operations, (ii) fund our growth and expansion plans, and (iii) consummate strategic acquisitions (including the Meridian Purchase Agreement, discussed below). We have met, and plan to continue to meet, our cash requirements through our operations and sales of equity securities. As to the funding of strategic acquisitions (including the pending Meridian Purchase Agreement), we may issue debt in addition to raising funds through the sales of the Company’s capital stock.

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

Key elements of our growth strategy include:

•

Supporting our existing customers as they scale up their respective iGaming and online sportsbook operations. As our customers’ businesses grow, we intend to deploy additional resources to expand the GM-X and GM-Ag Systems’ platform functionality, expand our gaming content portfolios by integrating additional third-party content providers, and seek to obtain additional regulatory approvals to operate in other global markets. The GM-X and GM-Ag Systems’ turn-key solution (including modular, configurable and scalable gaming platforms), is a complete software package for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offers a full suite of tools and features for successfully operating and maintaining an online gaming website; from player registration to user management and content management.

•	Expanding our global reach by securing new gaming distributors, casino and sportsbook operator customers in existing and newly regulated markets.

•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.
•	Investing in sales and marketing initiatives to drive UK and Mexican customers to the respective RKings and Mexplay platforms.

•	Expanding the prizes and prize options available to customers on the RKings and Mexplay platforms.

•	Developing and deploying our own proprietary gaming content in casino iGaming category. Our E-sport project is currently on hold.

•

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate, including pursuant to the pending Meridian Purchase Agreement, which transaction we are currently working to close. We are also exploring the opportunity to selectively acquire independent slot and gaming development studios in order to launch our own proprietary games on our platform.

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

As part of our business strategy, we intend to make acquisitions of new or complementary businesses, products, brands, or technologies, including the pending Meridian Purchase Agreement. In some cases, the costs of such acquisitions may be substantial, including the costs of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain the required financing or regulatory approvals, and therefore we may be unable to complete such acquisitions or strategic investments on favorable terms. We may pursue acquisitions that our investors may not agree with, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, if we fail to successfully close transactions, integrate new technology or operational teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed.

Cash requirements

The Company is self-sustaining, and its cash needs for ongoing operations are met through current operations; as of April 30, 2023, the cash balance is $15,753,813. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, except that the Company has entered into the Meridian Purchase Agreement, as discussed below, which will require the Company to raise additional funding to complete the acquisition and, the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital as well.

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

The parties have verbally agreed to extend the date and modify additional terms in order to facilitate the closing of the transaction. We have plans to document a new definitive date for closing via amendment in the future.

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

As discussed above, to the extent the Meridian Purchase Agreement closes, we will need to raise $70 million to pay the amounts summarized above, including $50 million at the Phase 1 Closing.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity, except in connection with the Meridian Purchase Agreement, described above; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Sources of liquid assets, as of April 30, 2023, include cash of $15,753,813, receivables of $3,919,832 and inventory of $1,862,528, with offsetting liabilities (current and long-term) of $3,946,888.

Capital Resources

The Company does not have material cash requirements for its ongoing operations other than a possible holdback payment of approximately $628,220 (GBP 500,000) as part of the hold-back on the 80% acquisition of RKings that was completed effective November 1, 2021.  The hold-back is contested by the Company and currently subject to ongoing claims. With a cash balance of $15,753,813 and operations that are self-sustaining, the contested obligation to pay the aforementioned holdback of approximately $628,220 may be met without burdening the Company.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

The Company is actively pursuing funding sources to meet the cash requirements for the Meridian Purchase Agreement described above in “Overview - Cash requirements” of which the initial $50 million is due at the Phase 1 Closing. We plan to raise this funding through debt (which may include conversion rights); however, we have not entered into any loan agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

Assuming we successfully complete the acquisition of the Meridian Companies, it is expected the combined operations of the Company and Meridian will continue to be self-sustaining through their respective operations with minimal impact on liquidity.

In the future, we may be required to seek additional capital by selling equity securities or debt securities, or taking on additional debt, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then stockholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

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

Reconciliation of EBITDA to Net income (loss):

	Three Months Period Ended		Six Months Period Ended
	April 30, 2023	April 30, 2022	April 30, 2023	April 30, 2022
Net income (loss)	$(533,753)	$701,449	$(977,274)	$1,115,120
+ Interest expense	740	-	1,738	-
- Interest income	(16,920)	(542)	(28,825)	(983)
+ Taxes	72,301	171,780	217,987	247,184
+ Depreciation	10,359	3,753	20,256	6,285
+ Amortization	110,514	95,414	217,180	189,583
+ Stock-based compensation	808,666	151,864	1,890,450	295,795
EBITDA	$451,907	$1,123,718	$1,341,512	$1,852,984

Recent Material Events

Meridian Purchase Agreement:

On January 11, 2023, the Company entered into the Meridian Purchase Agreement with the Meridian Sellers to acquire the Meridian Companies, as discussed above under “Cash Requirements”.

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $50 million, due at the initial closing of the acquisition; (b) 56,999,000 restricted shares of the Company’s common stock, with an agreed upon value of $3.50 per share; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below; (d) $10,000,000 in cash and 4,285,714 restricted shares of Company common stock within five business days following the six month anniversary of the Phase 1 Closing (defined below) if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith; (e) a promissory note in the amount of $10,000,000, due nine months after the Phase 1 Closing; and (f) 4,000,000 shares of the Company’s restricted common stock payable at the Phase 2 Closing (defined below). The Phase 1 Closing Shares, Series C Preferred Stock, Post-Closing Shares and Phase 2 Shares, are collectively defined herein as the “Purchase Shares”.

The Purchase is contemplated to close in two phases, with phase 1 being the purchase of 100% of each of the Meridian Companies other than Meridian Serbia, together with 90% of Meridian Serbia; and phase 2 being the purchase of the remaining 10% of Meridian Serbia. The Phase 1 Closing is required to occur prior to June 30, 2023, and the Phase 2 Closing is required to occur prior to October 31, 2023, unless extended by the mutual consent of the parties.

The parties have verbally agreed to extend the date and modify additional terms in order to facilitate the closing of the transaction. We have plans to document a new definitive date for closing via amendment in the future.

The closing of the Purchase is subject to certain closing conditions (some of which apply only for the Phase 1 Closing and some of which apply for both the Phase 1 Closing and Phase 2 Closing). The Meridian Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $50 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to May 31, 2023 (or such other date as the parties may mutually agree, provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 45 days after the date of the Meridian Purchase Agreement (February 25, 2023, provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (d) by the Company or the Meridian Sellers if the Phase 1 Closing has not been completed by June 30, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Meridian Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to the Due Diligence Termination Right (defined below); (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the HSR Act, to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval, provided that the parties have determined that no HSR Act notices will be needed for the transaction; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

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

See “NOTE 16 – PURCHASE AGREEMENT”, included herein in the notes to the financial statements included under “Item 1. Financial Statements”, for a more detailed discussion of the Meridian Purchase Agreement.

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

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

RESULTS OF OPERATIONS

Three months ended April 30, 2023, compared to the three months ended April 30, 2022.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended April 30, 2023, the Company generated $218,030 of revenues from its unique IP and technology systems, including $217,087 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the three months ended April 30, 2022, the Company generated $212,378 of revenues from its unique IP and technology systems, including $209,574 from Articulate.

There was no significant change in the IP gaming revenues in the three-month period ended April 30, 2023, compared to the three-month period ended April 30, 2022. The Company is focusing on appointing more resellers of third-party gaming content and reducing its reliance on related parties.  Although the Company operates in a highly competitive environment, the Company’s aim is to appoint more resellers that will expand the Company’s global presence while it continues to broaden its product offerings which have already resulted in an increase in alternate revenue streams as discussed below.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the three months ended April 30, 2023 and 2022 were $3,581,953 and $3,153,257, respectively.

The increase of $428,696 in revenues in the three-month period ended April 30, 2023 relating to third party gaming content, compared to the three-month period ended April 30, 2022, is attributable to an increased number of customers and registered players with our customers.

3) The Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. In addition, prize winners may elect to accept the cash value of a prize instead of accepting the prize.  The cash value of the prize is less than the actual value of the prize.  If the cash value is accepted, GMG Assets purchases the prize from the prize winner and then sells the prize in the market, which has historically generated a profit on the sale.  During the three months ended April 30, 2023 and 2022, revenues from prize competitions were $6,488,466 and $5,117,108, respectively which included $1,438,165 and $0, respectively of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business (the Company did not have revenues from facilitating cash alternative offers for winners of prizes during the three-month period ended April 30, 2022, as it acquired GMG Assets effective on August 1, 2022). The increase of $1,371,358 in revenues in the three-month period ended April 30, 2023 relating to sales of prize competitions tickets, compared to the three-month period ended April 30, 2022, is mainly attributable to the revenues derived from facilitating cash alternative offers which did not exist during the three-month period ended April 30, 2022.

The Company also generates revenues from operating an online casino in Mexico, branded Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. Mexplay commenced generating revenues in March 2023. During the three months ended April 30, 2023 and 2022, revenues from online casinos were $19,910 and $0, respectively.  The increase of $19,910 in revenues in the three-month period ended April 30, 2023, relating to online casino, compared to the three-month period ended April 30, 2022, is due to the online casino not being in operations during the three-month period ended April 30, 2022.

Total revenues for the three months ended April 30, 2023 and 2022 are $10,308,359 and $8,482,743, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months April 30, 2023 and 2022, cost of goods sold due to the amortization of options was $109,668 and $151,864, respectively. The decrease of $42,196 in the cost of goods sold was due to some stock options being fully amortized in the prior fiscal year.

2) The cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended April 30, 2023 and 2022, cost of goods sold due to the usage of gaming content was $2,687,048 and $2,305,562, respectively. The increase of $381,486 in cost of goods sold from the resale of gaming content in the three-month period ended April 30, 2023, compared to the three months ended April 30, 2022, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended April 30, 2023 and 2022, cost of goods sold due to prizes purchased to be awarded in the prize competitions was $5,445,755 and $3,484,755, respectively. The increase of $1,961,000 in cost of goods sold from the resale of prizes in the three-month period ended April 30, 2023, compared to the three months ended April 30, 2022, was mainly attributable to the costs related to facilitating cash alternative offers of $1,354,559, as discussed above.

The Company incurs cost of goods sold related to the online casino Mexplay for usage of third party gaming content. During the three months ended April 30, 2023 and 2022, cost of goods sold due to usage of third party gaming content was $5,906 and $0, respectively. The increase of $5,906 in cost of goods sold in the three-month period ended April 30, 2023 relating to online casinos, compared to the three-month period ended April 30, 2022, is due to the online casino not being in operations during the three-month period ended April 30, 2022.

Total costs of goods sold for the three months ended April 30, 2023 and 2022 were $8,248,377 and $5,942,181, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $2,059,982 for the three months ended April 30, 2023, compared to gross profit of $2,540,562 for the three months ended April 30, 2022, a decrease of $480,580 from the prior period, mainly due to the $589,642 decrease in gross profit contributed from the B2C segment in the UK, due to the operations of RKings and GMG Assets, offset by an increase of gross profit of $95,058 in the B2B segment which was mainly due to the increase in revenues as discussed above.

Gross profit margin was 20% for the three months ended April 30, 2023 compared to 30% for the three months ended April 30, 2022, mainly due to the decrease in gross profit margin on B2C segment as discussed below. The gross profit margin on the B2B segment was approximately 26% for the three months ended April 30, 2023, compared to 27% for the three months ended April 30, 2022. The gross profit margin on the B2C segment was approximately 16% for the three months ended April 30, 2023, compared to 32% for the three months ended April 30, 2022, mainly due to the decrease in sales of prize competition tickets caused by unforeseen technology challenges and failures that led to certain compromised ticket sales for large competitions and hence a reduced profit margin in the RKings’ business during the current period, compared to the prior period. The systems have now been upgraded and modified to cater to the large simultaneous demands placed on the system and the Company is confident that this instability and failure will not reoccur.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the three months ended April 30, 2023 and 2022, general and administrative expenses were $1,823,189 and $1,598,428, respectively. General and administrative expenses consisted primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, depreciation, amortization expense, professional fees and research and development expense.

The increase of $224,761 in general and administrative expenses was mainly due to the increased stock-based compensation expense of $188,270 for employees and consultants and increased payroll costs of $192,967 in the B2B segment. The increase in payroll costs was mainly due to an increase in the number of employees for the maintenance and development of RKings’ and Mexplay’s websites, development of GM-Ag platform, providing customer services and management of day-to-day operations.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s management and Directors. During the three months ended April 30, 2023 and 2022, general and administrative expenses from related parties were $727,526 and $183,600, respectively. The components of general and administrative expenses from related parties are as follows:

	Three months ended April 30,
	2023	2022
Stock-based compensation	$510,728	$-
Consulting and salary expenses	216,798	183,600
Total	$727,526	$183,600

During the three-month period ended April 30, 2023 and 2022, the stock-based compensation increase of $510,728 is due to the amortization of the RSUs and options previously issued to the Company’s Directors and management while the consulting and salary expenses increase of $33,198 is mainly due to the increase in salaries to the Company’s directors and officers.

Interest expense

During the three months ended April 30, 2023 and 2022, interest expense was $740 and $0, respectively. The interest expense increase of $740 was due to interest on the Company’s credit card balance.

Interest income

Interest income was attributable to the interest from the bank savings. During the three months ended April 30, 2023 and 2022, interest income was $16,920 and $542, respectively. The increase of $16,378 in interest income was mainly due to the increase in interest rates.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound and Mexican Peso, against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended April 30, 2023, foreign exchange gain was $13,101, compared to $114,153 for the three months ended April 30, 2022. The decrease of $101,052 of foreign exchange gain was mainly due to the depreciation of US dollars against other currencies, in which the Company has liabilities.

Provision for income taxes

The provision for income taxes was $72,301 for the three months ended April 30, 2023, compared to $171,780 for the three months ended April 30, 2022. The decrease of $99,479 was attributable to the decrease in UK gross profits resulting in the corresponding decrease in tax expenses in the B2C segment in UK.

Net income attributable to noncontrolling interest

These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the noncontrolling interest for the three months ended April 30, 2023 and 2022 was $0 and $114,465, respectively.  As of November 4, 2022, the Company owns 100% of RKings by way of the purchase of the remaining 20% interest of RKings effective on November 4, 2022.  Therefore, as of April 30, 2023, there is no noncontrolling interest in RKings and the noncontrolling interest is $0.

The net income attributable to noncontrolling interest for the three months ended April 30, 2022 was due to the ownership of an 80% interest in RKings which was acquired effective November 1, 2021.

Net income (loss) attributable to the Company

During the three months ended April 30, 2023 and 2022, the Company had net income/(loss) attributable to the Company of $(533,753) and $586,984, respectively. The decrease of $1,120,737 in net income attributable to the Company was primarily due to a decrease in gross profits of $480,580 and an increase in stock-based compensation of $656,802, each as discussed in greater detail above.

Six months ended April 30, 2023, compared to the six months ended April 30, 2022.

Revenues

The Company currently has three distinctive revenue streams.

1) the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the six months ended April 30, 2023, the Company generated $407,411 of revenues from its unique IP and technology systems, including $403,730 from Articulate, a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman.  During the six months ended April 30, 2022, the Company generated $450,505 of revenues from its unique IP and technology systems, including $444,820 from Articulate.

There was no significant change in the revenues from IP and technology systems in the six-month period ended April 30, 2023, compared to the six-month period ended April 30, 2022. The Company is focusing on appointing more resellers of third-party gaming content and reducing its reliance on related parties.  Although the Company operates in a highly competitive environment, the Company’s aim is to appoint more resellers that will expand the Company’s global presence while it continues to broaden its product offerings which have already resulted in an increase in alternate revenue streams as discussed below.

2) The Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content.  Revenues derived from the reselling of gaming content during the six months ended April 30, 2023 and 2022 were $7,617,029 and $6,295,960, respectively.

The increase of $1,321,069 in revenues in the six-month period ended April 30, 2023, compared to the six-month period ended April 30, 2022, is attributable to an increased number of customers and registered players with our customers.

3) The Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. In addition, prize winners may elect to accept the cash value of a prize instead of accepting the prize.  The cash value of the prize is less than the actual value of the prize.  If the cash value is accepted, GMG Assets purchases the prize from the prize winner and then sells the prize in the market, which has historically generated a profit on the sale.  During the six months ended April 30, 2023 and 2022, revenues from prize competitions were $13,041,688 and $10,613,383, respectively which included $2,653,681 and $0, respectively of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business (the Company did not have revenues from facilitating cash alternative offers for winners of prizes during the six-month period ended April 30, 2022, as it acquired GMG Assets effective on August 1, 2022). The increase of $2,428,305 in revenues in the six-month period ended April 30, 2023 relating to sales of prize competitions tickets, compared to the six-month period ended April 30, 2022, is mainly attributable to the revenues derived from facilitating cash alternative offers which did not exist during the six-month period ended April 30, 2022.

The Company also generates revenues from operating an online casino in Mexico, branded Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. Mexplay commenced generating revenues in March 2023. During the six months ended April 30, 2023 and 2022, revenues from online casinos were $19,910 and $0, respectively.  The increase of $19,910 in revenues in the six-month period ended April 30, 2023 relating to online casino, compared to the six-month period ended April 30, 2022, is due to the online casino not being in operations during the six-month period ended April 30, 2022.

Total revenues for the six months ended April 30, 2023 and 2022 are $21,086,038 and $17,359,848, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the six months April 30, 2023 and 2022, cost of goods sold due to the amortization of options was $229,722 and $289,795, respectively. The decrease of $60,073 in the cost of goods sold was due to some stock options which were fully amortized in the prior fiscal year.

2) The cost of usage of the third-party content is recognized as a cost of goods sold. During the six months ended April 30, 2023 and 2022, cost of goods sold due to the usage of gaming content was $5,768,404 and $4,713,655, respectively. The increase of $1,054,749 in cost of goods sold from the resale of gaming content in the six-month period ended April 30, 2023, compared with the six months ended April 30, 2022, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences. During the six months ended April 30, 2023 and 2022, cost of goods sold due to prizes purchased to be awarded in the prize competitions was $10,578,990 and $7,791,733, respectively. The increase of $2,787,257 in cost of goods sold from the resale of prizes purchased in the six-month period ended April 30, 2023, compared with the six months ended April 30, 2022, was mainly attributable to the costs related to facilitating cash alternative offers of $2,495,246, as discussed above.

The Company incurs cost of goods sold related to the online casino Mexplay for usage of third party gaming content. During the six months ended April 30, 2023 and 2022, cost of goods sold due to usage of third party gaming content was $5,906 and $0, respectively. The increase of $5,906 in cost of goods sold in the six-month period ended April 30, 2023 relating to online casino, compared to the six-month period ended April 30, 2022, is due to the online casino not being in operations during the six-month period ended April 30, 2022.

Total costs of goods sold for the six months ended April 30, 2023 and 2022 were $16,583,022 and $12,795,183, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $4,503,016 for the six months ended April 30, 2023, compared to gross profit of $4,564,665 for the six months ended April 30, 2022, a decrease of $61,649 from the prior period, mainly due to the $358,952 decrease in gross profit contributed from the B2C segment in the UK, due to the operations of RKings and GMG Assets. An increase of gross profit of $283,299 in the B2B segment was mainly due to the increase in revenues as discussed above.

Gross profit margin was 21% for the six months ended April 30, 2023 compared to 26% for the six months ended April 30, 2022, mainly due to the decrease in gross profit margin on the B2C segment as discussed below. The gross profit margin on the B2B segment was approximately 25% for the six months ended April 30, 2023, compared to 26% for the six months ended April 30, 2022. The gross profit margin on the B2C segment was approximately 19% for the six months ended April 30, 2023, compared to 27% for the six months ended April 30, 2022, mainly due to the decrease in sales of prize competition tickets caused by unforeseen technology challenges and failures that led to certain compromised ticket sales for large competitions and hence a reduced profit margin in the RKings’ business during the current period, compared to the prior period. The systems have now been upgraded and modified to cater to the large simultaneous demands placed on the system and the Company is confident that this instability and failure will not reoccur.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the six months ended April 30, 2023 and 2022, general and administrative expenses were $3,860,484 and $3,062,973, respectively.  General and administrative expenses consisted primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, depreciation, amortization expense, professional fees and research and development expense.

The increase of $797,511 in general and administrative expenses was mainly due to the increased stock-based compensation expense of $621,104 for employees and consultants and increased payroll costs of $385,869 in the B2B segment. The increase in payroll costs was mainly due to an increase in the number of employees for the maintenance and development of RKings’ and Mexplay’s websites, development of GM-Ag platform, providing customer services and management of day-to-day operations.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s management and Directors. During the six months ended April 30, 2023 and 2022, general and administrative expenses from related parties were $1,462,220 and $339,200, respectively. The components of general and administrative expenses from related parties are as follows:

	Six months ended April 30,
	2023	2022
Stock-based compensation	$1,033,624	$-
Consulting and salary expenses	428,596	339,200
Total	$1,462,220	$339,200

During the six-month period ended April 30, 2023 and 2022, the stock-based compensation increase of $1,033,624 is due to the amortization of the RSUs and options issued to the Company’s Directors and management and the consulting and salary expenses increase of $89,396 is mainly due to the increase in salaries to the Company’s directors and officers.

Interest expense

During the six months ended April 30, 2023 and 2022, interest expense was $1,738 and $0, respectively. The interest expense increase of $1,738 was due to interest on the Company’s credit card balance.

Interest income

Interest income was attributable to the interest from the bank savings. During the six months ended April 30, 2023 and 2022, interest income was $28,825 and $983, respectively. The increase of $28,825 in interest income was mainly due to the increase in interest rates.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound and Mexican Peso, against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the six months ended April 30, 2023, foreign exchange gain was $33,314, compared to $198,829 for the six months ended April 30, 2022. The decrease of $165,515 of foreign exchange gain was mainly due to the depreciation of US dollars against other currencies, in which the Company has liabilities.

Provision for income taxes

The provision for income taxes was $217,987 for the six months ended April 30, 2023, compared to $247,184 for the six months ended April 30, 2022. The decrease of $29,197 was attributable to the decrease in UK gross profits resulting in the corresponding decrease in tax expenses in the B2C segment in the UK.

Net income attributable to noncontrolling interest

These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the noncontrolling interest for the six months ended April 30, 2023 and 2022, was $0 and $178,757, respectively.  As of November 4, 2022, the Company owns 100% of RKings by way of the purchase of the remaining 20% interest effective November 4, 2022.  Therefore, as of April 30, 2023 there is no noncontrolling interest in RKings and the noncontrolling interest is $0.

The net income attributable to noncontrolling interest for the six months ended April 30, 2022, was due to the ownership of an 80% interest in RKings which was acquired effective November 1, 2021.

Net income attributable to the Company

During the six months ended April 30, 2023 and 2022, the Company had net loss attributable to the Company of $(977,274) and net income attributable to the Company of $936,363, respectively. The decrease of $1,913,637 in net income attributable to the Company was primarily due to a decrease in gross profits of $61,649, an increase in stock-based compensation of $1,594,655 and a decrease in foreign exchange gain of $165,515, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	As of April 30,	As of October 31,
	2023	2022
Cash and cash equivalents	$15,753,813	$14,949,673
Working capital	$17,836,119	$16,573,796
Shareholders’ equity of GMGI	$30,855,323	$26,797,415

The Company had $15,753,813 of cash on hand at April 30, 2023 and total assets of $34,802,211 ($21,774,077 of which were current assets) and total working capital of $17,836,119 as of April 30, 2023. Included in total assets at April 30, 2023 was $10,381,710 of goodwill associated with the Company’s interest in RKings and $2,120,000 in intangible assets related to trademarks and non-compete agreements.

The Company had $14,949,673 of cash on hand at October 31, 2022 and total assets of $32,571,413 ($19,288,950 of which were current assets) and total working capital of $16,573,796 as of October 31, 2022. Included in total assets of October 31, 2022 was $10,452,324 of goodwill associated with the Company’s interest in RKings and $2,280,000 of intangible assets related to trademarks and non-compete agreements.

The increase in cash of $804,140 between April 30, 2023 and October 31, 2022, was mainly due to cash generated by operating activities.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s operations are highly scalable and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

The Company has generated positive cash flows from operations since 2018. The Company is self-sustaining, and its cash needs are met through current operations which, as noted above, has resulted in cash balances of $15,753,813 as of April 30, 2023 and $14,949,673 as of October 31, 2022. We believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought.

The Company does not have material cash requirements other than a possible payment of approximately $628,220 (GBP 500,000) in connection with the acquisition of RKings, which payment is currently subject to ongoing claims, and the requirement to raise funds to complete the transactions contemplated by the Meridian Purchase Agreement, discussed above.

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

	Six Months Ended April 30,
	2023	2022
Cash provided by operating activities	$737,124	$2,605,796
Cash used in investing activities	(96,062)	(3,462,017)
Cash provided by financing activities	(32,322)	-

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the six months ended April 30, 2023, include stock-based compensation, amortization expenses on intangible assets, and unrealized foreign exchange gain on contingent liability.

The Company generated cash from operating activities of $737,124 during the six months ended April 30, 2023, due primarily to non-cash expenses relating to stock-based compensation of $1,890,450 (including RSUs and options issued for services of $1,624,450, and stock issued for services of $266,000), depreciation and amortization of $237,436, and $1,596,721 of increase in accounts payable and accrued liabilities, offset by $977,274 of net loss, $1,951,863 of increase in accounts receivable, and $588,828 of increase in prize inventory.

The Company generated cash from operating activities of $2,605,796 during the six months ended April 30, 2022, due primarily to $1,115,120 of net income, non-cash expenses relating to stock-based compensation of $295,795 (including options issued for services of $289,795, and stock issued for services of $6,000), depreciation and amortization of $195,868, $663,716 of decrease in accounts receivable from related party, Articulate,  and $961,799 of increase in accounts payable and accrued liabilities.

During the six months ended April 30, 2023, cash used in investing activities was $96,062 which was primarily due to $52,788 in payments related to website development costs, and $30,708 in payments as the consideration to acquire GMG Assets. During the six months ended April 30, 2022, cash used in investing activities was $3,462,017, which was primarily due to the cash consideration paid to acquire an 80% interest in RKings of $3,341,453.

During the six months ended April 30, 2023, cash used in financing activities was $32,322 for the purchase of treasury stock. During the six months ended April 30, 2022, there was no cash provided by financing activities.

The Company had a net increase in cash of $804,140 for the six months ended April 30, 2023, which is mostly attributable to cash provided by operating activities of $737,124, offset by cash used in investing activities of $96,062 and cash used in financing activities of $32,322, as discussed above.

Material Events and Uncertainties

RKings Purchase – Holdback Amount In Dispute:

The Company has an ongoing dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $628,220 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of April 30, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023 are those that depend most heavily on these judgments and estimates. As of April 30, 2023, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2023. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On March 29, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $2 million of the currently outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire on September 29, 2023, when a maximum of $2.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. To date, 14,594 shares of common stock totaling $32,322 have been repurchased by the Company. The program does not obligate the Company to acquire a minimum amount of shares.

There can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase such shares. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee stock option exercises and restricted stock unit vesting. The amounts and timing of the repurchases may also be influenced by general market conditions, regulatory developments (including recent legislative actions which, subject to certain conditions, may impose an excise tax of 1% on our stock repurchases) and the prevailing price and trading volumes of our common stock. If our financial condition deteriorates or we decide to use our cash for other purposes, we may suspend repurchase activity at any time.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, bank closures or FDIC takeovers, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements could be significantly impaired by factors that affect us, the financial services industry or economy in general, in the future. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, including, but not limited to bank closures, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, make it more costly of difficult to complete planned acquisitions, including the transactions contemplated by the Meridian Purchase Agreement, or prohibit the closing of such transactions, or make it harder or more costly for us to borrow additional funding in the future. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Our technology, systems and infrastructure has previously experienced, and may in the future, experience, a disruption in service, failure or a loss of data, which have in the past, and may in the future, cause financial and reputational harm to our business.

Our technology, systems and infrastructure has previously experienced, and may in the future, experience, a disruption in service. For example, the decrease in our gross profit margin of 10% and 5%, for the three and six months ended April 30, 2023, compared to the three and six months ended April 30, 2022, respectively, was mainly due to a decrease in gross profit margin in our B2C segment. This was mainly due to a decrease in sales of prize competition tickets caused by unforeseen technology challenges and failures that led to certain compromised ticket sales for large competitions and hence a reduced profit margin in the RKings’ business during the current periods, compared to the prior periods. The systems have now been upgraded and modified to cater to the large simultaneous demands placed on the system and the Company is confident that this instability and failure will not reoccur; however, future disruptions or issues may be material in the future.

A failure or inability of our technology, systems or infrastructure, including through a disruption in the services, has in the past, and could in the future, result in financial or reputational harm to our business. Moreover, the risk of reputational harm may be magnified and/or distorted through the rapid dissemination of information over the Internet, including through news articles, blogs, chat rooms, and social media sites. This may affect our ability to retain clients and attract new business.

The effects of the above may result in a material adverse effect on our operations, cash flow, future prospects and the value of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended April 30, 2023, and from the period from May 1, 2023 to the filing date of this Report.

Purchases of equity securities by the issuer and affiliated purchasers

The following table presents information with respect to the Company’s repurchases of common stock during the quarter ended April 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
February 1, 2023 to February 28, 2023:	—	$—	—	$—

March 1, 2023 to March 31, 2023:	—	$—	—	$2,000.0

April 1, 2023 to April 30, 2023:	14,594	$2.21	14,594	$1,967.7
Total	14,594		14,594

(1) On March 29, 2023, the Board of Directors of the Company authorized and approved a share repurchase program for up to $2 million of outstanding shares of the Company’s common stock. Subject to any future extension in the discretion of the Board of Directors of the Company, the repurchase program is scheduled to expire on September 29, 2023, when a maximum of $2.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. The program does not obligate the Company to acquire a minimum amount of shares. Under the program, shares may be repurchased in privately negotiated or open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number		Filed/ Furnished Herewith			Filing Date/Period End Date	File
	Description of Exhibit		Form	Exhibit		Number
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MATRIX GROUP, INC.

Dated: June 14, 2023	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: June 14, 2023	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

