Form 10-Q
period 2023-07-31
Golden Matrix Group, Inc.
filed 2023-09-07
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 7, 2023, there were 36,134,932 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

•

the Company’s ability to complete acquisitions, including the pending acquisition of the Meridian Companies (as defined below), and the available funding for such acquisitions; and disruptions caused by acquisitions, including the pending Meridian Acquisition, changes of control in connection with the Meridian Acquisition and other risks associated therewith;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	July 31, 2023	October 31, 2022
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$16,142,096	$14,949,673
Accounts receivable, net	3,923,213	2,641,023
Accounts receivable – related parties	324,326	413,714
Prepaid expenses	122,393	84,372
Short-term deposit	54,723	52,577
Inventory, prizes	1,521,855	1,147,591
Total current assets	$22,088,606	$19,288,950

Non-current assets:
Property, plant & equipment, net	59,936	72,411
Intangible assets, net	2,375,100	2,607,075
Operating lease right-of-use assets	84,518	150,653
Goodwill	10,381,710	10,452,324
Total non-current assets	12,901,264	13,282,463
Total assets	$34,989,870	$32,571,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,417,258	$1,385,076
Accounts payable – related parties	11,798	10,637
Accrued income tax liability	206,975	324,147
Deferred revenues	270,245	182,444
Deferred tax liability	19,949	4,409
Current portion of operating lease liability	88,198	95,085
Customer deposits	433,034	109,328
Accrued interest	123	123
Contingent liability	641,766	573,197
Consideration payable – related party	-	30,708
Total current liabilities	4,089,346	2,715,154

Non-current liabilities:
Non-current portion of operating lease liability	-	59,778
Total non-current liabilities	-	59,778
Total liabilities	$4,089,346	$2,774,932

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 shares authorized; 36,134,932 and 28,182,575 shares issued and outstanding, respectively	$361	$282
Additional paid-in capital	57,395,842	51,677,727
Accumulated other comprehensive income (loss)	122,070	(205,747)
Accumulated deficit	(26,617,749)	(24,674,847)
Total shareholders’ equity of GMGI	30,900,524	26,797,415
Noncontrolling interests	-	2,999,066
Total equity	30,900,524	29,796,481
Total liabilities and shareholders’ equity	$34,989,870	$32,571,413

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2023	2022	2023	2022

Revenues	$11,155,143	$8,885,206	$31,837,451	$25,800,234
Revenues-related party	151,883	216,335	555,613	661,155
Total revenues	11,307,026	9,101,541	32,393,064	26,461,389
Cost of goods sold	(9,171,849)	(6,620,517)	(25,754,871)	(19,415,700)
Gross profit	2,135,177	2,481,024	6,638,193	7,045,689

Costs and expenses:
G&A expense	2,281,203	1,556,002	6,141,687	4,618,975
G&A expense- related party	746,073	195,710	2,208,293	534,910
Total operating expenses	3,027,276	1,751,712	8,349,980	5,153,885
Income (loss) from operations	(892,099)	729,312	(1,711,787)	1,891,804

Other income (expense):
Interest expense	(7,624)	-	(9,362)	-
Interest earned	15,132	793	43,957	1,776
Foreign exchange gain	47	28,495	33,361	227,324
Total other income	7,555	29,288	67,956	229,100
Net income (loss) before tax	(884,544)	758,600	(1,643,831)	2,120,904
Provision for income taxes	81,084	78,951	299,071	326,135
Net income (loss)	(965,628)	679,649	(1,942,902)	1,794,769
Less: Net income attributable to noncontrolling interest	-	51,317	-	230,074
Net income (loss) attributable to GMGI	$(965,628)	$628,332	$(1,942,902)	$1,564,695

Weighted average ordinary shares outstanding:
Basic	36,130,272	28,149,967	35,174,601	27,994,628
Diluted	36,130,272	36,558,151	35,174,601	35,876,734
Net income (loss) per ordinary share attributable to GMGI:
Basic	$(0.03)	$0.02	$(0.06)	$0.06
Diluted	$(0.03)	$0.02	$(0.06)	$0.04

Net income (loss)	$(965,628)	$679,649	$(1,942,902)	$1,794,769
Foreign currency translation adjustments	79,215	(53,881)	327,817	(107,062)
Comprehensive income (loss)	(886,413)	625,768	(1,615,085)	1,687,707
Less: Net income attributable to noncontrolling interest	-	51,317	-	230,074
Comprehensive income (loss) attributable to GMGI	$(886,413)	$574,451	$(1,615,085)	$1,457,633

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended July 31, 2023

	Preferred Stock-Series B		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2022	1,000	$-	28,182,575	$282	-	$-	$51,677,727	$(205,747)	$(24,674,847)	$26,797,415	$2,999,066	$29,796,481

Shares issued as consideration to acquire RKings	-	-	165,444	2	-	-	2,928,450	-	-	2,928,452	(2,928,452)	-
Shares issued on cashless exercise of options	-	-	7,122,230	71	-	-	(71)	-	-	-	-	-
Shares issued for services	-	-	104,277	1	-	-	265,999	-	-	266,000	-	266,000
Shares issued for vested RSUs	-	-	575,000	5	-	-	(5)	-	-	-	-	-
Purchase of common stock	-	-	(14,594)	-	-	-	(32,322)	-	-	(32,322)	-	(32,322)
FV of stock-based compensation	-	-	-	-	-	-	2,556,064	-	-	2,556,064	-	2,556,064
Cumulative translation adjustment	-	-	-	-	-	-	-	327,817	-	327,817	-	327,817
Adjustment to reduce NCI amount recorded for RKings acquisition	-	-	-	-	-	-	-	-	-	-	(70,614)	(70,614)
Net loss for the period	-	-	-	-	-	-	-	-	(1,942,902)	(1,942,902)	-	(1,942,902)
Balance at July 31, 2023	1,000	$-	36,134,932	$361	-	$-	$57,395,842	$122,070	$(26,617,749)	$30,900,524	$-	$30,900,524

See accompanying notes to consolidated financial statements.

For the Three Months Ended July 31, 2023

	Preferred Stock-Series B		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	GMGI	interest	Equity
Balance at April 30, 2023	1,000	$-	36,124,526	$361	(14,594)	$(32,322)	$56,496,550	$42,855	$(25,652,121)	$30,855,323	$-	$30,855,323

Shares issued for vested RSUs	-	-	25,000	-	-	-	-	-	-	-	-	-
Purchase of common stock	-	-	(14,594)	-	14,594	32,322	(32,322)	-	-	-	-	-
FV of stock-based compensation	-	-	-	-	-	-	931,614	-	-	931,614	-	931,614
Cumulative translation adjustment	-	-	-	-	-	-	-	79,215	-	79,215	-	79,215
Net loss for the period	-	-	-	-	-	-	-	-	(965,628)	(965,628)	-	(965,628)
Balance at July 31, 2023	1,000	$-	36,134,932	$361	-	$-	$57,395,842	$122,070	$(26,617,749)	$30,900,524	$-	$30,900,524

 See accompanying notes to consolidated financial statements.

For the Nine Months Ended July 31, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$(1,720)	$(24,424,809)	$18,928,109	$-	$18,928,109
Fair value of shares issued for services	-	-	808	-	6,000	-	-	6,000	-	6,000
Shares issued on exercise of options	-	-	66,666	1	31,999	-	-	32,000	-	32,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-
FV of option/warrants issued for services	-	-	-	-	437,068	-	-	437,068	-	437,068
Shares issued as consideration to acquire RKings	-	-	736,582	8	5,892,642	-	-	5,892,650	-	5,892,650
Cumulative Translation adjustment	-	-	-	-	-	(107,062)	-	(107,062)	-	(107,062)
Fair value of non-controlling interest in RKings	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the period	-	-	-	-	-	-	1,564,695	1,564,695	230,074	1,794,769
Balance at July 31, 2022	1,000	$-	28,182,575	$282	$49,722,074	$(108,782)	$(22,860,114)	$26,753,460	$2,935,074	$29,688,534

See accompanying notes to consolidated financial statements.

For the Three Months Ended July 31, 2022

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI	interest	Equity
Balance at April 30, 2022	1,000	$-	28,115,909	$281	$49,542,802	$(54,901)	$(23,488,446)	$25,999,736	$2,883,757	$28,883,493
Shares issued on exercise of options	-	-	66,666	1	31,999	-	-	32,000	-	32,000
FV of option/warrants issued for services	-	-	-	-	147,273	-	-	147,273	-	147,273
Cumulative Translation adjustment	-	-	-	-	-	(53,881)	-	(53,881)	-	(53,881)
Net profit for the period	-	-	-	-	-	-	628,332	628,332	51,317	679,649
Balance at July 31, 2022	1,000	$-	28,182,575	$282	$49,722,074	$(108,782)	$(22,860,114)	$26,753,460	$2,935,074	$29,688,534

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	July 31,
	2023		2022
Cash flows from operating activities:
Net income (loss)		$(1,942,902)		$1,794,769
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Fair value of stock-based compensation		2,556,064		437,068
Fair value of shares issued for services		266,000		6,000
Unrealized foreign exchange gain (loss) on contingent liability		68,569		(148,473)
Amortization expense		328,669		285,815
Depreciation of property, plant and equipment		30,988		13,841

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net		(2,272,125)		(182,592)
(Increase) decrease in accounts receivable – related party		89,388		647,381
(Increase) decrease in prepaid expense		(34,034)		(94,554)
(Increase) decrease in inventory, prize		(231,322)		(411,704)
(Increase) decrease in operating lease assets		72,906		72,868
(Decrease) increase in accounts payable and accrued liabilities		1,946,785		560,168
(Decrease) increase in accounts payable – related party		1,897		(4,818)
(Decrease) increase in accrued income tax liability		(148,464)		(239,281)
(Decrease) increase in deferred revenues		77,940		(40,225)
(Decrease) in customer deposit		321,887		34,201
(Decrease) increase in operating lease liabilities		(73,615)		(70,132)
Net cash provided by operating activities		1,058,631		2,660,332

Cash flows from investing activities:
Cash paid for purchase of RKings		-		(3,341,453)
Cash paid for purchase of GMGAsset		(30,708)		-
Cash paid for leasehold improvement		-		(35,520)
Cash paid for purchase of fixed assets		(12,575)		(35,738)
Cash paid for purchase of intangible assets		(52,788)		(86,339)
Net cash used in investing activities		$(96,071)		$(3,499,050)

Cash flows from financing activities:
Purchase of common stock		(32,322)		-
Proceeds from option exercise		-		32,000
Net cash provided by (used in) financing activities		$(32,322)		$32,000

Effect of exchange rate changes on cash		262,185		(121,278)

Net increase (decrease) in cash and cash equivalents		1,192,423		(927,996)
Cash and cash equivalents at beginning of year		14,949,673		16,797,656
Cash and cash equivalents at end of the quarter		$16,142,096		$15,869,660

Supplemental cash flows disclosures	$		$
Interest paid		$9,362		$-
Tax paid		$433,158		$565,417

Supplemental disclosure of non-cash activities
Cashless exercise of options		$71		$1
Acquisition of 20% shares of RKings		$2,928,452		$-
Accounts payable settled with accounts receivable		$1,000,000		$-
Intangible asset written down		$-		$58,000
Adjustment to non-controlling interest		$70,614		$-

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

In the B2C segment, the Company has improved functionality and responsiveness of the RKingsCompetitions.com website and expanded its marketing efforts from Northern Ireland to encompass the UK as its customer reach. The Company commenced marketing efforts in Mexico in March 2023.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “RKings Purchase Agreement”), to acquire an 80% ownership interest in RKings. On December 6, 2021, the Company closed the transaction contemplated by the RKings Purchase Agreement, which was effective on November 1, 2021.

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

On January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia; Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”). The Original Purchase Agreement was amended and restated by the parties on June 28, 2023, by the entry into an Amended and Restated Sale and Purchase Agreement of Share Capital (the “Purchase Agreement”). Pursuant to the Purchase Agreement, we agreed to acquire 100% of the Meridian Companies in consideration for cash, a promissory note and equity, as described in greater detail below under “Note 16 – Purchase Agreement”, which transaction has not closed to date.

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

On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022, and the Company’s online casino (and related activities), in Mexico, commenced generating revenues in March 2023.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at July 31, 2023 and October 31, 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of July 31, 2023 and October 31, 2022, the allowance for doubtful accounts was $0 and $0, respectively. During the three months ended July 31, 2023 and 2022 and the nine months ending July 31, 2023 and 2022, no bad debt was recorded. However, during the nine months ended July 31, 2022, a $168,557 allowance for doubtful debts was written off and the corresponding accounts receivable balance was also written off.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. The website development costs to upgrade and enhance the functionality of RKings’ and Mexplay’s websites were capitalized and amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. During the three months ended July 31, 2023 and 2022, $0 and $0 in website development costs, or related costs were incurred and capitalized. During the nine months ending July 31, 2023 and 2022, $52,788 and $86,339 in website development costs, or related costs were incurred and capitalized.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Costs of Software to Be Sold, Leased, or Marketed”, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product. No software development costs, or related costs were incurred for the three months ended July 31, 2023 and 2022 or the nine months ending July 31, 2023 and 2022.

Inventory, Prizes

RKings purchases prizes to be awarded to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the specific identification method (which approximates the previously reported first-in, first-out (“FIFO”) method and there is no change (or cumulative change) resulting from a change in accounting method). Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. Inventory of prizes was $1,521,855 and $1,147,591 at July 31, 2023 and October 31, 2022, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment were $59,936 and $72,411 at July 31, 2023 and October 31, 2022, respectively.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $111,489 and $96,232 during the three months ended July 31, 2023 and 2022, respectively, and $328,669 and $285,815 during the nine months ending July 31, 2023 and 2022, respectively.

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

B2C segment, revenue descriptions:

The Company generates revenues through RKings from sales of prize competitions tickets directly to customers, throughout the UK, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences, and through GMG Assets, we facilitate cash alternative offers for winners of prizes within RKings’ business.  We also generate revenues from our online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months and nine months ended July 31, 2023 and 2022:

	For the three months ended		For the nine months ended
	July 31,		July 31,
	2023	2022	2023	2022

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(965,628)	$628,332	$(1,942,902)	$1,564,695
Denominator:
Weighted average common shares outstanding	36,130,272	28,149,967	35,174,601	27,994,628

Basic earnings (loss) per common share	$(0.03)	$0.02	$(0.06)	$0.06

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(965,628)	$628,332	$(1,942,902)	$1,564,695
Denominator:
Weighted average common shares outstanding	36,130,272	28,149,967	35,174,601	27,994,628
Preferred shares	-	793,478	-	267,399
Warrants/Options	-	7,614,706	-	7,614,707
Adjusted weighted average common shares outstanding	36,130,272	36,558,151	35,174,601	35,876,734

Diluted earnings (loss) per common share	$(0.03)	$0.02	$(0.06)	$0.04

For the three months and nine months ended July 31, 2023, the weighted-average number of common shares outstanding excludes anti-dilutive common stock equivalents.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.  The Company incurred income tax expenses, directly related to its UK operations, of $81,084 and $78,951 during the three months ended July 31, 2023 and 2022, respectively and, of $299,071 and $326,135 during the nine months ended July 31, 2023 and 2022, respectively.  The Company has no deferred tax assets, deferred tax liabilities of $19,949 and $4,409, and accrued income tax liabilities of $206,975 and $324,147, each at July 31, 2023 and October 31, 2022, respectively.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in Accumulated other comprehensive income (loss), a separate component of Equity, in our consolidated balance sheets. The Company has foreign currency translation adjustments of $79,215 and $(53,881) during the three months ended July 31, 2023 and 2022, respectively, and $327,817 and $(107,062) during the nine months ended July 31, 2023 and 2022, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains of $47 and $28,495 during the three months ended July 31, 2023 and 2022, respectively, and $33,361 and $227,324 during the nine months ended July 31, 2023 and 2022, respectively.

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

The stock-based compensation of options issued to consultants was recognized as a component of cost of goods sold since the stock-based compensation is the direct labor cost associated with running the Company’s GM2 Asset system, in the amount of $203,652 and $147,273 during the three months ended July 31, 2023 and 2022, respectively, and $433,374 and $437,068 during the nine months ended July 31, 2023 and 2022, respectively.

Stock-based compensation included in general and administrative (G&A) expense is $198,833 and $0 during the three months ended July 31, 2023 and 2022, respectively, and $825,937 and $6,000 during the nine months ended July 31, 2023 and 2022, respectively.

Stock-based compensation included in G&A expense related party is $529,129 and $0 during the three months ended July 31, 2023 and 2022, respectively, and $1,562,753 and $0 during the nine months ended July 31, 2023 and 2022, respectively.

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11. Through July 31, 2023, Citibank has replenished $683,010 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $46,495, which amount is outstanding as of the date of this report on September 7, 2023.

The Company has accounts receivable of $3,923,213 and $2,641,023 as of July 31, 2023 and October 31, 2022, respectively (net of allowance for bad debt of $0 and $0, respectively). During the three months ended July 31, 2023 and 2022, no accounts payable were settled with accounts receivable. During the nine months ended July 31, 2023 and 2022, $1,000,000 and $0 accounts payable were settled with accounts receivable.

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $324,326 and $413,714 as of July 31, 2023 and October 31, 2022, respectively.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses mainly include prepayments to suppliers for the gaming content usage, Nasdaq listing fees, rent, insurance, retainer for legal services, prepaid employee wages, and a one-year Gaming License fee. The balances of prepaid expenses are $122,393 and $84,372 as of July 31, 2023 and October 31, 2022, respectively. The components of prepaid expenses are as follows:

	As of July 31,	As of October 31,
	2023	2022
Prepayments to suppliers	$93,485	$70,156
Prepayment for the gaming license fee	24,229	8,744
Prepaid payroll expense	4,679	5,472
Total prepaid expenses	$122,393	$84,372

NOTE 5 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for an office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The current rent is $112,780 ($167,338 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $54,133 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. On June 1, 2023, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. The Company has Term Deposits of $54,723 and $52,577 as of July 31, 2023 and October 31, 2022, respectively.

As of July 31, 2023 and October 31, 2022, the operating lease right-of-use asset is $84,518 and $150,653, respectively, and there was also a current operating lease liability of $88,198 and $95,085, respectively and a non-current operating lease liability of $0 and $59,778, respectively.

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

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the sellers 25,000 British pound sterling (GBP) (USD $30,708) for 100% of GMG Assets, which represented the combined costs paid by the sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

During the nine months ended July 31, 2023, GMG Assets contributed revenues of $4,447,181 and net income attributable to the Company of $176,856.

Third Party Business Acquisition

RKings Acquisition

On November 29, 2021, the Company entered into the Purchase Agreement, to acquire an 80% ownership interest in RKings from Mark Weir and Paul Hardman, individuals (each an “RKing Seller” and collectively the “RKing Sellers”), the then owners of 100% of the ordinary issued share capital of RKings.

RKings is a United Kingdom based online competition company offering business-to-consumer tournaments whereby individuals can purchase entries for online prize drawings; we refer to these tournaments as “pay to enter prize competitions”.

Pursuant to the Purchase Agreement, the RKing Sellers agreed to sell the Company 80% of the outstanding capital stock of RKings (the “Purchase” and the “RKings Stock”). In consideration for the RKings Stock, we agreed to pay the RKing Sellers, pro rata with their ownership of RKings:

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

On December 6, 2021, the Company paid the RKing Sellers the cash payment of GBP £3,000,000 (USD $4,099,500) (described in (1) above) and, on November 29, 2021, the Company issued the 666,250 restricted shares of the Company’s common stock (described in (2) above). Also, on March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described in (3) above), in the amount of $562,650.

The Purchase Agreement provided for a total of GBP £1,000,000 (USD $1,366,500) (the “Holdback Amount”) to be retained by the Company, following closing, which was to be released to the RKing Sellers within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the RKing Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents. On June 1, 2022, the Company notified the RKing Sellers that they were in default, under the Purchase Agreement, of their obligations (aforementioned (B) above). Consequently, the Company notified the RKing Sellers that their right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration had been terminated. However, effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two sellers of the 80% interest in RKings. The Settlement Agreement was entered into to partially settle certain breaches of the Purchase Agreement with the RKing Sellers (Mr. Mark Weir and Mr. Paul Hardman) whereby we agreed to pay to Mr. Weir the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”). The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration (defined and discussed below)), due to Mr. Weir under the Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other RKing Seller, relating to breaches of the terms of the Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

RKings Notice of Buyout

The RKings Purchase Agreement also required that the RKing Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which provided various rights and restrictions on the owners of RKings. One of those rights was a buyout right provided to the Company (the “Buyout Right”), which beginning on May 29, 2022 (the date that was six months from November 29, 2021), which provided the Company, upon written notice to the RKing Sellers, the right to purchase all, but not less than all, of the shares of RKings then held by the RKing Sellers (i.e., the 20% of RKings retained by such RKing Sellers following the closing of the RKing Purchase Agreement) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”). The Buyout Price was payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share or any combination thereof.

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the RKing Sellers. In connection with such exercise, the Company agreed to pay each RKing Seller USD $661,773, which was equal to their pro rata portion of the Buyout Price, which was satisfied by the issuance by the Company to each RKing Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement) (an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

On November 30, 2022, the Company completed the purchase of 10% of RKings from each RKing Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings. The fair value of the 165,444 shares issued on November 4, 2022 at $2.95 per share amounted to $488,060. The carrying value of the 20% non-controlling interest (NCI) was $2,928,452 (original value of $2,634,386, plus $294,066, allocated to NCI over the past year for its share in the income of the subsidiary) at the time of Buyout. The difference between the NCI amount ($2,928,452) and the fair value of the consideration paid ($488,060) is recognized directly in additional paid in capital (APIC). The Shareholders Agreement was terminated on November 4, 2022, effective upon the Company’s acquisition of 100% of RKings.

Consideration paid for RKings	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of 666,250 restricted shares consideration at $7.60 per share	5,063,500
Fair value of contingent shares consideration for net assets	562,650
Holdback amount paid to Mr. Mark Weir	683,250
Fair value of 165,444 restricted shares at $2.95 per share	488,060
Consideration paid through July 31, 2023	$10,896,960

Additionally, in the event the (A) the Company determined, on or before the date on which the Company filed its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022 (“EBITDA Metric”); and (B) the RKing Sellers did not default in any of their obligations, covenants or representations under the Purchase Agreement or other transaction documents, then the Company was required to pay the RKing Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which was payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). For the fiscal year ended October 31, 2022, RKings did not achieve the aforementioned EBITDA Metric and did not earn the Earn-Out Consideration.

On December 6, 2021, the Company closed the RKings Purchase, which had an effective date of November 1, 2021.

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

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. RKings contributed revenues of $36,346,280 and net income attributable to the Company of $2,024,397 for the period from the date of acquisition through July 31, 2023. During the nine months ended July 31, 2023, RKings contributed revenues of $16,183,951 and net income attributable to the Company of $1,611,306.

RKings Notice of Breach

On June 1, 2022, the Company notified the RKings Sellers that RKings Sellers were in default under the RKings Purchase Agreement and demanded that RKings Sellers cease and desist from all activity in violation of the RKings Purchase Agreement, including (1) use of Company confidential data in breach of the non-disclosure requirements of the RKings Purchase Agreement, (2) tortious interference with the Company’s business and customer relationships, and (3) exploitation of Company assets for personal gain. Also, RKings Sellers had breached the Shareholders Agreement as well as their fiduciary duties as stipulated in the Shareholders Agreement dated November 29, 2021.

Based on the foregoing, and without limitation as to other breaches by either RKings Seller, the Company notified the RKings Sellers that they were in breach of the RKings Purchase Agreement and demanded that each RKings Seller cease and desist from further actions in breach of the RKings Purchase Agreement or in violation of applicable law. In addition, the Company notified the RKings Sellers of their indemnification obligations under the RKings Purchase Agreement and the Company’s decision to terminate the RKings Sellers’ right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration. In addition, the Company has the right to set off any amounts which are the subject of an indemnification claim against such Holdback Amount and Earn-Out Consideration. Therefore, no contingent liability was recorded.

Weir Settlement & Release

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two RKings Sellers. The Settlement Agreement was entered into in order to partially settle certain breaches of the RKings Purchase Agreement which the RKings Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the RKings Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the RKings Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other Seller, relating to breaches of the terms of the Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

RKings Notice of Buyout

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the RKings Sellers. In connection with such exercise, the Company agreed to pay each RKings Seller USD $661,773, which is equal to their pro rata portion of the Buyout Price, which was satisfied by the issuance by the Company to each RKings Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement) (an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

On November 30, 2022, the Company completed the purchase of 10% of RKings from each RKings Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings.

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

NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

Website development costs incurred to upgrade and enhance the functionality of Golden Matrix MX’s website (i.e., Mexplay https://www.mexplay.mx) were capitalized; which amount to $0 and $52,788 for the three months and nine months ended July 31, 2023, respectively. Capitalized costs of $0 and $86,339 were incurred to upgrade RKings’ website for the three months and nine months ended July 31, 2022, respectively.

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

Amortization expenses related to intangible assets were $111,489 and $96,232 for the three months ended July 31, 2023 and 2022, respectively, and $328,669 and $285,815 for the nine months ended July 31, 2023 and 2022, respectively. Accumulated amortization was $758,733 and $422,479 as of July 31, 2023 and October 31, 2022, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	July 31,	October 31,
	2023	2022
Definite-lived intangible assets
Aggregation Platform	$116,000	$116,000
Gaming permit in Mexico	264,691	223,725
Website Development Cost	153,142	89,829
Trademarks	2,000,000	2,000,000
Non-compete Agreements	600,000	600,000
Gross definite-lived intangible assets	3,133,833	3,029,554
Less: accumulated amortization
Aggregation Platform	(97,125)	(73,047)
Gaming permit in Mexico	(36,588)	(3,062)
Website Development Cost	(65,020)	(26,370)
Trademarks	(350,000)	(200,000)
Non-compete Agreements	(210,000)	(120,000)
Total accumulated amortization	(758,733)	(422,479)
Net definite-lived intangible assets	$2,375,100	$2,607,075

NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

Accounts payable to related parties include superannuation payable to the management of the Company of $11,798 and $10,637, as of July 31, 2023 and October 31, 2022, respectively.

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $270,245 and $182,444 as of July 31, 2023 and October 31, 2022, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has customer deposits in both the B2B segment and the B2C segment.

In the B2B segment, one source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of July 31, 2023 and October 31, 2022, customer deposits for Progressive Jackpot Games amounted to $70,438 and $69,016, respectively. The other source of deposits is the payment from customers in advance of any usage of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of July 31, 2023 and October 31, 2022, a total of $347,738 and $40,312 of customer deposits are from this source.

Total customer deposits in the B2B segment amount to $418,176 and $109,328 as of July 31, 2023 and October 31, 2022, respectively.

In the B2C segment, the Company records liabilities for user account balances in Mexico. User account balances consist of user deposits, promotional awards, and user winnings less user withdrawals. As of July 31, 2023 and October 31, 2022, user account balances were $14,858 and $0, respectively.

Total customer deposits amount to $433,034 and $109,328 as of July 31, 2023 and October 31, 2022, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement with Mr. Goodman. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Mr. Goodman’s base salary to $158,400 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%) and to provide for annual increases in Mr. Goodman’s salary of no less than 10% per annum.

As of July 31, 2023 and October 31, 2022, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $5,269 and $5,229, respectively.

Effective March 10, 2022, Luxor Capital LLC (Luxor), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by Mr. Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration in a private transaction.

On September 16, 2022, the Company granted 750,000 restricted stock units (RSUs) to Mr. Goodman in consideration for services to be rendered by Mr. Goodman through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 250,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 250,000 shares of common stock were issued to Mr. Goodman on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12 - EQUITY”.

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

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer and Director

On September 16, 2022, we entered into a First Amended and Restated Employment Agreement with Ms. Feng. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Ms. Feng dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Ms. Feng’s base salary to $132,000 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%), and to provide for annual increases in Ms. Feng’s salary of no less than 10% per annum.

As of July 31, 2023, and October 31, 2022, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $4,391 and $4,358, respectively.

On September 16, 2022, the Company granted 375,000 restricted stock units to Ms. Feng in consideration for services to be rendered by Ms. Feng through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 125,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 125,000 shares of common stock were issued to Ms. Feng on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

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

During the nine months ended July 31, 2023, and 2022, total consulting fees paid to Mr. McChesney were $45,000 and $31,000, respectively. As of July 31, 2023, and October 31, 2022, the amount payable to Mr. McChesney was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. McChesney in consideration for services to be rendered by Mr. McChesney through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 50,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. McChesney on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

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

During the nine months ended July 31, 2023 and 2022, total consulting fees paid to Mr. Smith were $45,000 and $31,000, respectively. As of July 31, 2023 and October 31, 2022, the amount payable to Mr. Smith was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022 were met and 50,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Smith on January 30, 2023 to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

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

During the nine months ended July 31, 2023 and 2022, total consulting fees paid to Mr. Moyes were $40,000 and $0, respectively. As of July 31, 2023 and October 31, 2022, the amount payable to Mr. Moyes was $0 and $0, respectively.

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

During the nine months ended July 31, 2023 and 2022, fees paid to Mr. Johnston as a director were $0 and $31,000, respectively. As of July 31, 2023 and October 31, 2022, the amount payable to Mr. Johnston as a director was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Johnston in consideration for services to be rendered by Mr. Johnston through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

A total of 100,000 of the restricted stock units granted to Mr. Johnston in consideration for his services as a director were forfeited upon his resignation. The remaining 50,000 RSUs granted to Mr. Johnston in consideration for his services on the Board of Directors vested to Mr. Johnston upon the Company reaching certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, and upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Johnston on January 30, 2023 to settle the vested RSUs.

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

The agreement provides for an annual salary of $60,000 per year, plus a Superannuation (currently 11%), subject to annual increases in the discretion of the Audit Committee of the Company. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Directors or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.

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

As of July 31, 2023, and October 31, 2022, total wages payable to Mr. Brett Goodman were $0 and $0, respectively, and the superannuation payable was $2,138 and $0, respectively.

In connection with the entry into the employment agreement, the Company granted Mr. Brett Goodman options to purchase 50,000 shares of the Company’s common stock, evidenced by a Notice of Grant of Stock Options and Stock Option Award Agreement (the “Option Agreement”), with an exercise price equal to $3.98 per share, the closing sales price of the Company on the Nasdaq Capital Market on the date the grant was approved by the Board of Directors of the Company. A total of ½ of the options vested on August 22, 2023, and the other 1/2 of the options vest on August 22, 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting date and such options shall expire if unexercised on February 22, 2025. The options were granted under, and subject to the terms and conditions of, the Company’s 2018 Equity Incentive Plan.

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on December 8, 2023 and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting date. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024 and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. The RSUs will be settled in shares of common stock.

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

Revenues from Articulate were $151,883 and $216,335 during the three months ended July 31, 2023 and 2022, respectively, and $555,613 and $661,155 during the nine months ended July 31, 2023 and 2022, respectively. As of July 31, 2023 and October 31, 2022, the amount receivable from Articulate was $324,326 and $413,714, respectively.

(b) Offset accounts payable with accounts receivable:

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

During the three months ended July 31, 2023 and 2022, total consulting fees paid to Mr. Jimenez were $75,000 and $75,000, respectively. During the nine months ended July 31, 2023 and 2022, total consulting fees paid to Mr. Jimenez were $225,000 and $200,000, respectively. As of July 31, 2023 and October 31, 2022, the amount payable to Mr. Jimenez was $0 and $0, respectively.

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

During the nine months ended July 31, 2023 and 2022, revenues from Elray were $0 and $0, respectively. As of July 31, 2023 and October 31, 2022, the amount receivable from Elray was $0 and $0, respectively. There are no revenues or receivables from Elray prior to December 7, 2022 as that is the date the Agreement with Elray commenced. The blockchain online gaming operations and blockchain currency technology expected to be licensed to casino operators is expected to be fully integrated, tested and operational by the end of the fiscal year ending October 31, 2023.

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

As of July 31, 2023 and October 31, 2022, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

As of July 31, 2023 and October 31, 2022, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 36,134,932 and 28,182,575 shares were issued and outstanding, respectively.

Corporate Action regarding Common Stock and Common Stock Transactions

(a) Business Consultant Agreements

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory were to each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arrears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The warrants have an exercise price of $5.50 per share (and no cashless exercise rights) and were exercisable until March 22, 2023; these warrants were not exercised and expired. On November 23, 2021, the two previously mentioned Business Consulting Agreements were terminated.

During the nine months ended July 31, 2023, two consultants and two directors (Mr. Goodman and Ms. Feng) exercised their options. As a result, 7,122,230 shares of common stock were issued upon the cashless exercise of the options. During the nine months ended July 31, 2022, a former consultant’s widow, two consultants and one director (Mr. McChesney) exercised their options. As a result, 147,118 shares of common stock were issued upon the cashless exercise of the options, and 66,666 shares of common stock were issued upon cash exercise of the options, pursuant to which an aggregate exercise price of the options of $32,000 was paid to the Company.

During the nine months ended July 31, 2023, 4,277 shares of restricted common stock, with a value of $10,000, were issued to a consultant in connection with investor relations and press release services rendered to the Company. During the nine months ended July 31, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system.

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

Pursuant to the RKings Purchase Agreement, on November 29, 2021, the Company issued 666,250 restricted shares of the Company’s common stock to the sellers, with an agreed value of GBP £4,000,000 (USD $5,330,000), or $8.00 per share and a market value of $5,063,500 or $7.60 per share of Company common stock. Additionally, as a requirement of the purchase, on March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock to the sellers, equal to 80% of RKings’ net asset value as of October 31, 2021, in the amount of $562,650.

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

On June 8, 2023, the Company agreed to extend the exercise period of certain stock options granted to two external consultants of the Company, which options would have expired on June 18, 2023. The Company extended the expiration date of the options granted to the consultants by one year, which covered options to purchase 100,000 shares of common stock at an exercise price of $1.74 per share for each consultant. The Company recorded a total of $90,230 of expenses due to the option extension.

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

During the nine months ended July 31, 2023, no options were granted, 83,334 options expired, and no options were forfeited.

During the nine months ended July 31, 2023, options to purchase 7,333,332 shares of common stock were exercised in a cashless exercise pursuant to which 211,102 shares of common stock were surrendered to pay for the aggregate price of the options ($500,400) and 7,122,230 shares of common stock were issued.

The total compensation cost related to stock options granted was $470,379 and $437,068, for the nine months ended July 31, 2023 and 2022, respectively.

The following table represents stock option activity for the nine months ended July 31, 2023:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2022	8,426,666	$0.50
Options expired	(83,334)	$6.64
Options exercised	(7,333,332)	$0.07
Options Outstanding as of July 31, 2023	1,010,000	$3.14
Options Exercisable as of July 31, 2023	815,000	$2.65

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
		1,575,000

The RSUs are subject to vesting, and vest to the RSU Recipients, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated (the “Performance Metrics” and the “Performance Metrics Schedule”), or earlier upon the occurrence of a change of control of the Company as described in the 2022 Equity Incentive Plan:

	Revenue Targets		Adjusted EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended October 31, 2022	$21,875,000	*	$3,250,000	*
Year ended October 31, 2023	$39,638,342 (which equals FY 2022 revenue x 1.1)	*	$3,879,197(which equals FY 2022 Adjusted EBITDA x 1.1)	*
Year ended October 31, 2024	FY 2023 x 1.1	*	FY 2023 x 1.1	*

 * 1/6th of the total RSUs granted to each RSU Recipient above.

 For purposes of the calculations above, (a) “Adjusted EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; (b) “Revenue” means annual revenue of the Company; and (c) ”FY 2022” means actual Revenue or EBITDA, as the case may be achieved during the 12 month period from November 1, 2021 to October 31, 2022, and “FY 2023” means actual Revenue or EBITDA as the case may be for the 12 month period from November 1, 2022 to October 31, 2023, in each case as set forth in the Company’s audited year-end financial statements (the “Target Definitions”). Both Revenue and EBITDA, and the determination of whether or not the applicable Revenue and EBITDA targets above have been met are to be determined based on the audited financial statements of the Company filed with the Securities and Exchange Commission in the Company’s Annual Reports on Form 10-K for the applicable year ends above, and determined on the date such Annual Reports on Form 10-K are filed publicly with the Securities and Exchange Commission (the “Dates of Determination”).

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

Effective on December 8, 2022, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, granted Phillip Daniel Moyes, 100,000 RSUs, which vest, if at all, at the rate of 1/4th of such RSUs upon the Company reaching the same EBITDA and revenue targets described in the table above for the years ended October 31, 2023 and 2024, or earlier upon the occurrence of a change of control of the Company as described in the 2022 Equity Incentive Plan.

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

Effective on November 1, 2022, in connection with Mr. Johnston’s resignation as a member of the Board of Directors on such date, the 100,000 RSUs which were to vest upon the Company meeting certain Adjusted EBITDA and revenue targets for 2023 and 2024, which were granted to him as a member of the Board of Directors, were terminated and forfeited.

Total revenues, gross profit and Adjusted EBITDA for the nine months ended July 31, 2023 were $32,393,064, $6,638,193 and $1,503,295, respectively.

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

The total compensation cost related to RSUs granted to related parties was $1,525,748 and $0 for the nine months ended July 31, 2023 and 2022, respectively.

Grant or Vesting of Restricted Stock Units and Restricted Stock to Employees and Consultants (Non-related Parties)

During the nine months ended July 31, 2023, 1,073,400 RSUs were granted to employees and consultants, 50,000 RSUs vested and 14,400 RSUs were forfeited.

On November 1, 2022, the Company granted 600,000 RSUs to Mr. Aaron Richard Johnston, former member of the Board of Directors, for his consulting services to the Company. 300,000 RSUs vest, if at all, at the rate of 1/4th of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10-K, subject to the Mr. Johnston’s continued service through the applicable vesting dates. 300,000 RSUs vest, if at all, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such RSUs shall be terminated and forfeited if such Doubling Transaction does not close prior to November 1, 2023, subject to Mr. Johnston’s continued service to the Company on such date. None of these RSUs have vested to date.

On November 8, 2022, the Company granted 300,000 RSUs to Mark Weir, the director of RKings. 25,000 RSUs shall vest each quarter until October 31, 2025, provided that the quarterly revenues of RKingsCompetition Ltd increase by 5% compared to the previous quarter. A total of 50,000 of these RSUs have vested to date.

The RSUs granted to the rest of the employees and consultants were subject to their continued performance of services for the Company through each vesting date. None of these RSUs have vested to date.

The total compensation cost related to the RSUs granted to employees and consultants was $559,937 and $0 for the nine months ended July 31, 2023, and 2022, respectively.

On October 27, 2022, the Company granted 100,000 restricted shares of common stock to Aaron Johnston, former member of the Board of Directors and current consultant, for his consulting services to the Company. The restricted shares were issued on November 1, 2022, and vested at the rate of 50,000 shares of restricted common stock on November 1, 2022 and 50,000 shares of restricted common stock on February 1, 2023. As of July 31, 2023, the 100,000 restricted shares of common stock have vested.

The total compensation cost related to the restricted shares of common stock vested to Mr. Johnston was $256,000 and $0 for the nine months ended July 31, 2023, and 2022, respectively.

As of July 31, 2023 and October 31, 2022, the Company had 2,110,000 and 1,581,000 RSUs outstanding.

The following table represents RSU activity for the nine months ended July 31, 2023:

RSUs	Number Outstanding
RSUs Outstanding as of October 31, 2022	1,581,000
RSUs issued	1,218,400
RSUs forfeited	(114,400)
RSUs vested	(575,000)
RSUs Outstanding as of July 31, 2023	2,110,000

Treasury Stock

On March 23, 2023, the Board approved the purchase of up to $2 million in shares of the Company’s common stock for the purpose of mitigation of significant overhang on the market for the Company’s common stock; attractive use of the Company’s capital to purchase stock at current prices; a more tax-efficient way of returning capital to stockholders compared to declaring cash dividends; and accretion to earnings per share.

On April 12, 2023, April 13, 2023 and April 14, 2023, the Company purchased shares of common stock as follows:

Date	Shares	Price per Share	Total Amount
April 12, 2023	6,868	$2.1707	$14,908
April 13, 2023	3,800	$2.2858	$8,686
April 14, 2023	3,926	$2.2230	$8,728
Totals	14,594		$32,322

The shares purchased are held in treasury until the transfer agent actually accepts the repurchased shares for cancellation and updates the record to cancel the shares, and the treasury stock is carried at cost. On June 16, 2023, the 14,594 treasury shares were cancelled by the transfer agent and the number of outstanding shares was reduced by the same amount. There are no commitments to purchase additional shares of common stock.

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

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the nine months ended
Description	July 31, 2023		July 31, 2022		July 31, 2023		July 31, 2022
Revenues:
B2B	$3,699,259	33%	$4,256,372	47%	$11,723,699	36%	$11,002,837	42%
B2C	7,607,767	67%	4,845,169	53%	20,669,365	64%	15,458,552	58%
Total	$11,307,026	100%	$9,101,541	100%	$32,393,064	100%	$26,461,389	100%

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the nine months ended
Description	July 31, 2023		July 31, 2022		July 31, 2023		July 31, 2022
Revenues:
Asia Pacific	$3,699,259	33%	$4,256,372	47%	$11,723,699	36%	$11,002,837	42%
UK	7,451,586	66%	4,845,169	53%	20,493,274	63%	15,458,552	58%
Latin America	156,181	1%	-	-	176,091	1%	-	-
Total	$11,307,026	100%	$9,101,541	100%	$32,393,064	100%	$26,461,389	100%

The following is a summary of cost of goods sold (COGS) by products for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the nine months ended
Description	July 31, 2023		July 31, 2022		July 31, 2023		July 31, 2022
COGS:
B2B	$2,929,124	32%	$3,059,856	46%	$8,927,250	35%	$8,063,306	42%
B2C	6,242,725	68%	3,560,661	54%	16,827,621	65%	11,352,394	58%
Total	$9,171,849	100%	$6,620,517	100%	$25,754,871	100%	$19,415,700	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the nine months ended
Description	July 31, 2023		July 31, 2022		July 31, 2023		July 31, 2022
COGS:
Asia Pacific	$2,929,124	32%	$3,059,856	46%	$8,927,250	35%	$8,063,306	42%
UK	6,227,763	68%	3,560,661	54%	16,806,753	65%	11,352,394	58%
Latin America	14,962	-%	-	-%	20,868	-%	-	-%
Total	$9,171,849	100%	$6,620,517	100%	$25,754,871	100%	$19,415,700	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	July 31, 2023	October 31, 2022
Long-lived assets:
Asia Pacific	$168,819	$222,690
UK	12,502,319	12,837,095
Latin America	230,126	222,678
Total	$12,901,264	$13,282,463

NOTE 14 - INCOME TAXES

United States of America (USA)

The Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the USA operations.

United Kingdom (UK)

For the three months and nine months ended July 31, 2023, the Company had income tax expense in the amount of $81,084 and $299,071, respectively, attributable to its operations of RKings and GMG Assets in the United Kingdom.

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

Balance November 1, 2021	$602,628
Income Tax November 1, 2021 through October 31, 2022	419,049
Income Tax November 1, 2022 through July 31, 2023	299,071
Tax paid	(982,855)
Currency Adjustment	(130,918)
Income Tax Liability	$206,975

As of July 31, 2023 and October 31, 2022, the Company had UK income tax payable of $206,975 and $324,147, respectively.

Mexico (Latin America)

For the nine months ended July 31, 2023, the Company had income tax expense of $0 attributable to its operations of Golden Matrix MX, S.A. DE C.V. in Mexico which commenced generating revenues in March 2023.

The Company, through Golden Matrix MX, S.A. DE C.V., is subject to a statutory tax rate of approximately 30% of net income generated in Mexico.

As of July 31, 2023 and October 31, 2022, the Company had Mexico income tax payable of $0 and $0, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved, from time to time, in litigation or other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, and other related claims and vendor matters; however, none of the aforementioned matters are currently pending, except as discussed below. The Company believes that we are not exposed to matters that will individually, or in aggregate, have a material adverse effect on our financial condition or results of operations.

Notwithstanding the above, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

The Company is in dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $628,220 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of July 31, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew the lease for a period of three years. The rent is $112,780 ($167,338 AUD) per year (subject to a 4% annual increase).

The Company does not have finance leases. The operating lease cost for the nine months ended July 31, 2023 and 2022 was $78,607 and $83,576, respectively.

As of July 31, 2023 and October 31, 2022, the Company recognized $84,518 and $150,653, respectively, of operating lease right-of-use asset, $88,198 and $95,085, respectively, of current operating lease liability and $0 and $59,778, respectively, of non-current operating lease liability.

NOTE 16 - PURCHASE AGREEMENT

Meridian Purchase Agreement:

On January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanovic, Zoran Milosevic (“Milosevic”) and Snezana Bozovic (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

On June 28, 2023, the Company entered into an Amended and Restated Sale and Purchase Agreement of Share Capital with the Meridian Sellers (“Purchase Agreement”). Pursuant to the Purchase Agreement, the Meridian Sellers agreed to sell the Company 100% of the outstanding capital stock of each of the Meridian Companies (the “Purchase”) in consideration for (a) a cash payment of $30 million, due at the closing of the Purchase Agreement (the “Closing”); (b) 82,141,857 restricted shares of the Company’s common stock (the “Closing Shares”), with an agreed upon value of $3.00 per share, due at the Closing; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”), due at the Closing; (d) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock (the “Post-Closing Shares”), due within five business days following the six month anniversary of the Closing, if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Contingent Post-Closing Consideration”); (e) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing (the “Non-Contingent Post-Closing Consideration”); and (f) promissory notes in the aggregate amount of $15,000,000 (the “Promissory Notes”) issuable to the Meridian Sellers, due 24 months after the Closing.

The Closing is required to occur prior to December 31, 2023 (but no earlier than August 10, 2023), unless extended by the mutual consent of the parties.

Upon the Closing, the Meridian Sellers are expected to collectively own approximately 70% of the Company’s then outstanding shares of common stock (with Aleksandar Milovanovic (“Milovanovic”) owning approximately 59%), and approximately 70% of the Company’s then outstanding voting shares (with Milovanovic owning 58%). Assuming the Post-Closing Shares are issued, the Meridian Sellers will collectively own approximately 71% of the Company’s then outstanding shares of common stock (with Milovanovic owning approximately 60%), and approximately 68% of the Company’s then outstanding voting shares (with Milovanovic owning approximately 58%). The above percentages are based on the Company’s currently outstanding shares of common stock and voting shares. It is also currently contemplated that the Company may sell convertible debt securities to raise funding to complete the Purchase, which could result in dilution to the interests of the Meridian Sellers as discussed above. Therefore, as a result of the Purchase, the Meridian Sellers will become the majority stockholders of the Company and will receive rights to appoint certain persons to the Board of Directors of the Company.

The closing of the Purchase is subject to certain closing conditions. The Purchase Agreement can be terminated (a) by the written agreement of the parties; (b) by the Company or the Meridian Sellers if the Company has not obtained a loan commitment or other long-form term sheet from a third-party lender approved by Meridian Sellers (in their reasonable discretion) to provide at least $30 million of financing required for the Company to complete the Purchase (the “Required Financing”), on terms and conditions acceptable to Meridian Sellers in their reasonable discretion, prior to August 31, 2023 (or such other date as the parties may mutually agree, provided that the parties have verbally agreed to extend such date), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Purchase Agreement; (c) by the Company if the Shareholder Agreements are not entered into within 60 days after the date of the Purchase Agreement (August 27, 2023, provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Purchase Agreement; (d) by the Company or the Meridian Sellers if the Closing has not been completed by December 31, 2023 (unless such date is extended with the mutual consent of the parties)(the “Required Closing Date”) unless such failure is due to such party that proposes to terminate the agreement not using commercially reasonable efforts to satisfy such condition or the breach by such party of a provision of the Purchase Agreement; (e) by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser; (f) by the Company or the Meridian Sellers pursuant to a due diligence termination right which has previously expired; (g) by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Purchase Agreement could reasonably result in a material adverse effect on the disclosing party; (h) by either the Company or the Meridian Sellers if more than 90 days have elapsed since the date the initial required notices are provided under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), to the extent required, and HSR Act approval has not been received as of such date, and the Company or Meridian Sellers, as applicable, has made the reasonable, good faith determination that HSR Act approval will be so costly and time consuming to such party that it does not make commercially reasonable sense for such party to continue to seek such HSR Act approval, provided that the parties have determined that no HSR Act notices will be needed for the transaction; or (i) by either the Meridian Sellers or the Company, if there has been a breach of any material representation, warranty, covenant, agreement, or undertaking made by the other party in a transaction document, which breach, if curable, is not cured within 30 calendar days after notice by the non-breaching party (provided, however, that if the cure reasonably requires more than 30 days to complete, then the breaching party shall have an additional 15 days, provided it timely commences the cure and continues diligently prosecuting the cure to completion).

The Purchase Agreement may also be terminated by the Meridian Sellers or the Company at any time prior to the Closing Date if: (i) there shall be any actual action or proceeding which value is more than 1% of the Purchase Price, before any court or any governmental entity which shall seek to restrain, prohibit, or invalidate the transactions contemplated by the Purchase Agreement and which, in the judgment of the Meridian Sellers or the Company, made in good faith and based upon the advice of its legal counsel, makes it inadvisable to proceed with the Purchase; or (ii) any of the transactions contemplated by the Purchase Agreement are disapproved by any regulatory authority whose governmental approval is required to consummate such transactions (which does not include the Securities and Exchange Commission (SEC)) or in the judgment of the Meridian Sellers or the Company, made in good faith and based on the advice of counsel, there is substantial likelihood that any such governmental approval will not be obtained by the Required Closing Date) or will be obtained only on a condition or conditions which would be unduly and materially burdensome, making it inadvisable to proceed with the Purchase.

In the event of termination of the Purchase Agreement, no obligation, right or liability shall arise, and each party shall bear all of the expenses incurred by it in connection with the negotiation, drafting, and execution of the Purchase Agreement and the transactions contemplated thereby, except in connection with the Break-Fee (discussed below).

Additionally, we have agreed to issue $3 million in restricted stock units to employees of the Meridian Companies (and their subsidiaries) within 30 days following the Closing in order to incentive such employees to continue to provide services to such entities following the Closing (the “Post-Closing Equity Awards”). The Post-Closing Equity Awards will be issued under a shareholder approved equity plan. Included in Post-Closing Equity Awards will be the award of Restricted Stock Units to the directors nominated for appointment to the Board of Directors by the holders of the Company’s Series C Voting Preferred Stock, as described in greater detail in the Purchase Agreement.

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

Promissory Notes

The $15 million of Promissory Notes will accrue interest at 7% per annum (12% upon the occurrence of an event of default), with monthly interest payments of accrued interest due on the first day of each calendar month until its maturity date; and have a maturity date twenty-four months after the Closing. The Promissory Notes will include customary events of default and require us to indemnify the holders thereof against certain claims.

Series C Voting Preferred Stock

The Series C Voting Preferred Stock is expected to have the following rights to be set forth in a designation of the Series C Voting Preferred Stock filed with the Secretary of State of Nevada prior to the Closing (the “Series C Designation”):

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

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

NOTE 17 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these financial statements were issued for disclosure purposes. Subsequent to September 7, 2023, there was no subsequent events to be reported.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three and nine months ended July 31, 2023 and 2022.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

As of July 31, 2023, our systems had over 7.7 million registered players and a total of more than 771 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland and we have expanded our marketing efforts to reach customers throughout the UK. As of July 31, 2023, RKings has over 311,000 registered users. GMG Assets has completed 111 transactions since November 1, 2022, representing $4,447,181 in revenues and $176,856 in net income. Also, Mexplay commenced generating revenues from online casino (and related activities) in Mexico in March 2023. As of July 31, 2023, Mexplay has over 32,000 registered users; and for the nine months ended July 31, 2023, it has generated $176,091 in revenues.

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

Cash requirements

The Company is self-sustaining, and its cash needs for ongoing operations are met through current operations; as of July 31, 2023, the cash balance is $16,142,096. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, except that the Company has entered into the Meridian Purchase Agreement, as discussed below, which will require the Company to raise additional funding to complete the acquisition, and the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital as well.

As discussed in greater detail in “NOTE 16 - PURCHASE AGREEMENT”, in the notes to the financial statements included under “Item 1. Financial Statements”, on June 28, 2023, the Company entered into an Amended and Restated Sale and Purchase Agreement of Share Capital (the “Meridian Purchase Agreement”) with Aleksandar Milovanovic, Zoran Milosevic (“Milosevic”) and Snezana Bozovic (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell the Company 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $30 million, due at the closing of the A&R Meridian Purchase Agreement (the “Closing”); (b) 82,141,857 restricted shares of the Company’s common stock (the “Closing Shares”), with an agreed upon value of $3.00 per share, due at the Closing; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company (the “Series C Voting Preferred Stock”), due at the Closing; (d) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock (the “Post-Closing Shares”), due within five business days following the six month anniversary of the Closing, if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Contingent Post-Closing Consideration”); (e) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing (the “Non-Contingent Post-Closing Consideration”); and (f) promissory notes in the aggregate amount of $15,000,000 (the “Promissory Notes”) issuable to the Meridian Sellers, due 24 months after the Closing.

The Closing is required to occur prior to December 31, 2023 (but no earlier than August 10, 2023), unless extended by the mutual consent of the parties.

The Company is actively pursuing funding sources to meet the cash payment requirements described above, which are summarized below, as discussed in greater detail under “Capital Resources”, below:

Description	Amount
Cash due at the Closing	$30,000,000
Cash due 5 days after the six-month anniversary of the Closing	$5,000,000
Cash due twelve months after the Closing	$10,000,000
Cash due eighteen months after the Closing	$10,000,000
Notes due twenty-four months after the Closing	$15,000,000
Total	$70,000,000

As discussed above, to the extent the Meridian Purchase Agreement closes, we will need to raise $70 million to pay the amounts summarized above, including $30 million at the Closing.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity, except in connection with the Meridian Purchase Agreement, described above; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Sources of liquid assets, as of July 31, 2023, include cash of $16,142,096, receivables of $4,247,539 and inventory of $1,521,855, with offsetting liabilities (current and long-term) of $4,089,346.

Capital Resources

The Company does not require material cash requirements for its ongoing operations other than a possible holdback payment of approximately $643,150 (GBP 500,000) as part of the hold-back on the 80% acquisition of RKings that was completed effective November 1, 2021. The hold-back is contested by the Company and currently subject to ongoing claims. With a cash balance of $16,142,096 and operations that are self-sustaining, the contested obligation to pay the aforementioned holdback of approximately $643,150 may be met without burdening the Company.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

The Company is actively pursuing funding sources to meet the cash requirements for the Meridian Purchase Agreement described above in “Overview - Cash requirements”of which the initial $30 million is due at the Closing. We plan to raise this funding through debt and/or equity (which may include conversion rights); however, we have not entered into any agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

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

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of October 31, 2023 and 2024. EBITDA means net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

EBITDA and Adjusted EBITDA are presented because we believe it provides additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA are unaudited, and have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, or future or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, capital expenditures or working capital needs; EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, other companies in this industry may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of such non-GAAP measures to the most comparable GAAP measure, below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view non-GAAP measures in conjunction with the most directly comparable GAAP financial measure.

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Nine Months Period Ended
	July 31, 2023	July 31, 2022	July 31, 2023	July 31, 2022
Net income (loss)	$(965,628)	$679,649	$(1,942,902)	$1,794,769
+ Interest expense	7,624	-	9,362	-
- Interest income	(15,132)	(793)	(43,957)	(1,776)
+ Taxes	81,084	78,951	299,071	326,135
+ Depreciation	10,732	7,556	30,988	13,841
+ Amortization	111,489	96,232	328,669	285,815
EBITDA	(769,831)	861,595	(1,318,769)	2,418,784
+ Stock-based compensation	931,614	147,273	2,822,064	443,068
Adjusted EBITDA	$161,783	$1,008,868	$1,503,295	$2,861,852

Recent and Pending Transactions

Meridian Purchase Agreement:

See “NOTE 16 – PURCHASE AGREEMENT”, included herein in the notes to the financial statements included under “Item 1. Financial Statements”, for a detailed discussion of the Meridian Purchase Agreement.

RESULTS OF OPERATIONS

Three months ended July 31, 2023, compared to the three months ended July 31, 2022.

Revenues

The Company currently has three distinctive revenue streams.

1) The Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the three months ended July 31, 2023, the Company generated $153,186 of revenues from its unique IP and technology systems, including $151,883 from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife, Marla Goodman. During the three months ended July 31, 2022, the Company generated $218,491 of revenues from its unique IP and technology systems, including $216,335 from Articulate.

The decrease of $65,305 in revenues in the three-month period ended July 31, 2023 relating to IP gaming revenues, compared to the three-month period ended July 31, 2022, is due to the Company focusing on appointing more resellers of third-party gaming content and reducing its reliance on related parties.  Although the Company operates in a highly competitive environment, the Company’s aim is to appoint more resellers that will expand the Company’s global presence while it continues to broaden its product offerings which have already resulted in an increase in alternate revenue streams as discussed below.

2) Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the three months ended July 31, 2023 and 2022 were $3,546,073 and $4,037,881, respectively.

There was a decrease of $491,808 in revenues in the three-month period ended July 31, 2023 relating to third party gaming content, compared to the three-month period ended July 31, 2022.  Although the Company has increased its focus on this revenue stream, the decrease is attributable to the highly competitive online gaming landscape in the Asian Pacific region and the loss of certain gaming operators to other gaming content providers.

The Company has implemented certain strategies to overcome the recent loss of revenues in third party gaming content sales and also to mitigate the competitive environment. These strategies include adding new popular gaming content to its portfolio that offers higher margins, and implementing certain innovations in the Company’s new GM-Ag system. The Company has also focused on creating larger product diversity. As a result, the Company’s new GM-Ag system has already seen a recent increase in usage. The revenues from new gaming content have increased from $13,463 to $587,919 in the three-month period ended July 31, 2023, compared to the three-month period ended July 31, 2022.

3) The Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. In addition, prize winners may elect to accept the cash value of a prize instead of accepting the prize. The cash value of the prize is less than the actual value of the prize. If the cash value is accepted, GMG Assets purchases the prize from the prize winner and then sells the prize in the market, which has historically generated a profit on the sale. During the three months ended July 31, 2023 and 2022, revenues from prize competitions were $7,451,586 and $4,845,169, respectively which included $1,655,642 and $0, respectively of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business (the Company did not have revenues from facilitating cash alternative offers for winners of prizes during the three-month period ended July 31, 2022, as it acquired GMG Assets effective on August 1, 2022). The increase of $2,606,417 in revenues in the three-month period ended July 31, 2023 relating to sales of prize competitions tickets, compared to the three-month period ended July 31, 2022, is mainly attributable to the revenues derived from facilitating cash alternative offers which did not exist during the three-month period ended July 31, 2022 and the recent introduction of an expanded tournament platform at RKings, which has increased popularity and revenues at RKings.

The Company also generates revenues from operating an online casino in Mexico, branded Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. Mexplay commenced generating revenues in March 2023. During the three months ended July 31, 2023 and 2022, revenues from online casinos were $156,181 and $0, respectively. The increase of $156,181 in revenues in the three-month period ended July 31, 2023, relating to online casino, compared to the three-month period ended July 31, 2022, is due to the online casino not being in operations during the three-month period ended July 31, 2022.

Total revenues for the three months ended July 31, 2023 and 2022 are $11,307,026 and $9,101,541, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the three months July 31, 2023 and 2022, cost of goods sold due to the amortization of options was $203,652 and $147,273, respectively. The increase of $56,379 in the cost of goods sold was due to the extension of options previously issued to two consultants during the current period.

2) The cost of usage of the third-party content is recognized as a cost of goods sold. During the three months ended July 31, 2023 and 2022, cost of goods sold due to the usage of gaming content was $2,725,472 and $2,912,583, respectively. The decrease of $187,111 in cost of goods sold from the resale of gaming content in the three-month period ended July 31, 2023, compared to the three months ended July 31, 2022, was attributable to the decrease in revenues as discussed above.

3) The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences. During the three months ended July 31, 2023 and 2022, cost of goods sold relating to prizes purchased to be awarded in the prize competitions was $6,227,763 and $3,560,661, respectively. The increase of $2,667,102 in cost of goods sold from the resale of prizes in the three-month period ended July 31, 2023, compared to the three months ended July 31, 2022, was mainly attributable to the costs related to facilitating cash alternative offers of $1,582,513, as discussed above, which the Company only began offering on August 1, 2022, after the acquisition of GMG Assets.

The Company incurs cost of goods sold related to the online casino Mexplay for usage of third-party gaming content. During the three months ended July 31, 2023 and 2022, cost of goods sold due to usage of third party gaming content was $14,962 and $0, respectively. The increase of $14,962 in cost of goods sold in the three-month period ended July 31, 2023 relating to online casinos, compared to the three-month period ended July 31, 2022, is due to the online casino not being in operations during the three-month period ended July 31, 2022.

Total costs of goods sold for the three months ended July 31, 2023 and 2022 were $9,171,849 and $6,620,517, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $2,135,177 for the three months ended July 31, 2023, compared to gross profit of $2,481,024 for the three months ended July 31, 2022, a decrease of $345,847 from the prior period, mainly due to the $426,381 decrease in gross profit contributed from the B2B segment, which was due to the erosion of margins on certain content as a result of the current highly competitive environment, offset by an increase of gross profit of $80,534 in the B2C segment, which was mainly due to the increase in revenues as discussed above.

Gross profit margin was 19% for the three months ended July 31, 2023, compared to 27% for the three months ended July 31, 2022. The gross profit margin on the B2B segment was approximately 21% for the three months ended July 31, 2023, compared to 28% for the three months ended July 31, 2022, which decrease was mainly due to erosion of margins on certain content as a result of the highly competitive environment. The gross profit margin on the B2C segment was approximately 18% for the three months ended July 31, 2023, compared to 27% for the three months ended July 31, 2022, which decrease is mainly due to the negative effect of previous technology challenges and failures in April 2023 which led to a reduced number of customers purchasing RKings prize tickets in May 2023. The gross profit margin of RKings in May 2023 was only 5%. The Company upgraded and modified the systems in May 2023, and has since introduced a larger and more diverse set of tournaments offering higher margins. As a result of the recent implementations and actions in RKings, the gross profit margin of RKings increased resulting in a gross profit margin of 20% in June 2023 and 29% in July 2023.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the three months ended July 31, 2023, and 2022, general and administrative expenses were $2,281,203 and $1,556,002, respectively. General and administrative expenses consisted primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, depreciation, amortization expense, professional fees and research and development expense.

The increase of $725,201 in general and administrative expenses was mainly due to increased stock-based compensation expense of $198,833 for employees and consultants, increased payroll costs of $154,285 in the B2B segment and increased operating expenses of $214,472 for our recently launched Mexplay operation. The increase in the stock-based compensation was mainly due to the RSUs issued to consultants and employees during the first and second quarters of this fiscal year. The increase in payroll costs was mainly due to an increase in the number of employees for the maintenance and development of RKings’ and Mexplay’s websites, development of the GM-Ag platform, providing customer services and management of day-to-day operations.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s management and Directors. During the three months ended July 31, 2023 and 2022, general and administrative expenses from related parties were $746,073 and $195,710, respectively. The components of general and administrative expenses from related parties are as follows:

	Three months ended July 31,
	2023	2022
Stock-based compensation	$529,129	$-
Consulting and salary expenses	216,944	195,710
Total	$746,073	$195,710

During the three-month period ended July 31, 2023 and 2022, the stock-based compensation increase of $529,129 is due to the amortization of the RSUs and options previously issued to the Company’s Directors and management while the consulting and salary expenses increase of $21,234 is mainly due to the increase in salaries to the Company’s directors and officers.

Interest expense

During the three months ended July 31, 2023, and 2022, interest expense was $7,624 and $0, respectively. The interest expense increase of $7,624 was due to the interest charged on the overdue tax liabilities of RKings.

Interest income

Interest income was attributable to the interest from the bank savings. During the three months ended July 31, 2023, and 2022, interest income was $15,132 and $793, respectively. The increase of $14,339 in interest income was mainly due to an increase in interest rates.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound and Mexican Peso, against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended July 31, 2023, foreign exchange gain was $47, compared to $28,495 for the three months ended July 31, 2022.

Provision for income taxes

The provision for income taxes was $81,084 for the three months ended July 31, 2023, compared to $78,951 for the three months ended July 31, 2022. The increase of $2,133 was attributable to an $18,432 increase in income tax expense from GMG Assets, which did not exist during the three-month period ended July 31, 2022.

Net income attributable to noncontrolling interest

These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the noncontrolling interest for the three months ended July 31, 2023 and 2022 was $0 and $51,317, respectively. As of November 4, 2022, the Company owns 100% of RKings by way of the purchase of the remaining 20% interest of RKings effective on November 4, 2022. Therefore, as of July 31, 2023, and for the three months ended June 31, 2023, there is no noncontrolling interest in RKings and the net income attributable to noncontrolling interest is $0.

The net income attributable to noncontrolling interest for the three months ended July 31, 2022 was due to the ownership of an 80% interest in RKings which was acquired effective November 1, 2021.

Net income (loss) attributable to the Company

During the three months ended July 31, 2023 and 2022, the Company had net income/(loss) attributable to the Company of ($965,628) and $628,332, respectively. The decrease of $1,593,960 in net income attributable to the Company was primarily due to the $345,847 decrease in gross profit, increase in general and administrative expenses of $725,201, and increase in general and administrative expenses – related party of $550,363, each as discussed in greater detail above.

Nine months ended July 31, 2023, compared to the nine months ended July 31, 2022.

Revenues

The Company currently has three distinctive revenue streams.

1) The Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients. During the nine months ended July 31, 2023, the Company generated $560,597 of revenues from its unique IP and technology systems, including $555,613 from Articulate, a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. During the nine months ended July 31, 2022, the Company generated $668,996 of revenues from its unique IP and technology systems, including $661,155 from Articulate.

The decrease of $108,399 in revenues from IP and technology systems in the nine-month period ended July 31, 2023, compared to the nine-month period ended July 31, 2022, is due to the Company’s shift in focus to appointing resellers of the third-party gaming content and the Company’s reduction of its reliance on related parties. Although the Company operates in a highly competitive environment, the Company’s aim is to appoint more resellers that will expand the Company’s global presence while it continues to broaden its product offerings which have already resulted in an increase in alternate revenue streams as discussed below.

2) The Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. Revenues derived from the reselling of gaming content during the nine months ended July 31, 2023 and 2022 were $11,163,102 and $10,333,841, respectively.

The increase of $829,261 in revenues from the resale of third party gaming content in the nine-month period ended July 31, 2023, compared to the nine-month period ended July 31, 2022, is attributable to an increased number of customers and registered players with our customers for the current period compared to the prior period. There has been recent pressure from the highly competitive online gaming landscape in the Asian Pacific region and the Company has also been affected by the loss of certain gaming operators to other gaming content providers.

As previously discussed, the Company has implemented certain strategies to overcome competition and mitigate its effect on the competitive environment. These strategies include adding new popular gaming content to its portfolio that offers higher margins and creating larger product diversity.

3) The Company generates revenues from sales of prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences. In addition, prize winners may elect to accept the cash value of a prize instead of accepting the prize. The cash value of the prize is less than the actual value of the prize. If the cash value is accepted, GMG Assets purchases the prize from the prize winner and then sells the prize in the market, which has historically generated a profit on the sale. During the nine months ended July 31, 2023 and 2022, revenues from prize competitions were $20,493,274 and $15,458,552, respectively which included $4,309,323 and $0, respectively of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business (the Company did not have revenues from facilitating cash alternative offers for winners of prizes during the nine-month period ended July 31, 2022, as it acquired GMG Assets effective on August 1, 2022). The increase of $5,034,722 in revenues in the nine-month period ended July 31, 2023 relating to sales of prize competitions tickets, compared to the nine-month period ended July 31, 2022, is mainly attributable to the revenues derived from facilitating cash alternative offers which did not exist during the nine-month period ended July 31, 2022.

The Company also generates revenues from operating an online casino in Mexico, branded Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. Mexplay commenced generating revenues in March 2023. During the nine months ended July 31, 2023 and 2022, revenues from online casinos were $176,091 and $0, respectively. The increase of $176,091 in revenues in the nine-month period ended July 31, 2023 relating to online casino, compared to the nine-month period ended July 31, 2022, is due to the online casino not being in operations during the nine-month period ended July 31, 2022.

Total revenues for the nine months ended July 31, 2023 and 2022 were $32,393,064 and $26,461,389, respectively.

Cost of goods sold

The Company currently has three distinctive sources of cost of goods sold.

1) The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. During the nine months July 31, 2023 and 2022, cost of goods sold due to the amortization of options was $433,374 and $437,068, respectively.

2) The cost of usage of the third-party content is recognized as a cost of goods sold. During the nine months ended July 31, 2023 and 2022, cost of goods sold due to the usage of gaming content was $8,493,876 and $7,626,238, respectively. The increase of $867,638 in cost of goods sold from the resale of gaming content in the nine-month period ended July 31, 2023, compared with the nine months ended July 31, 2022, was attributable to the increased usage of gaming content as a result of an increased number of customers and registered players with our customers.

3) The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences. During the nine months ended July 31, 2023 and 2022, cost of goods sold due to prizes purchased to be awarded in the prize competitions was $16,806,753 and $11,352,394, respectively. The increase of $5,454,359 in cost of goods sold from the resale of prizes purchased in the nine-month period ended July 31, 2023, compared with the nine months ended July 31, 2022, was mainly attributable to the costs related to facilitating cash alternative offers of $4,077,759, as discussed above, which the Company only began offering on August 1, 2022, after the acquisition of GMG Assets.

The Company incurs cost of goods sold related to the online casino Mexplay for usage of third party gaming content. During the nine months ended July 31, 2023 and 2022, cost of goods sold due to usage of third party gaming content was $20,868 and $0, respectively. The increase of $20,868 in cost of goods sold in the nine-month period ended July 31, 2023 relating to online casino, compared to the nine-month period ended July 31, 2022, is due to the online casino not being in operations during the nine-month period ended July 31, 2022.

Total costs of goods sold for the nine months ended July 31, 2023 and 2022 were $25,754,871 and $19,415,700, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $6,638,193 for the nine months ended July 31, 2023, compared to gross profit of $7,045,689 for the nine months ended July 31, 2022, a decrease of $407,496 from the prior period, mainly due to the $264,414 decrease in gross profit contributed from the B2C segment in the UK, which was mainly due to the technology challenges and failures in April and a decrease of gross profit of $143,082 in the B2B segment which was mainly due to erosion of margins on certain content as a result of the highly competitive environment.

Gross profit margin was 20% for the nine months ended July 31, 2023, compared to 27% for the nine months ended July 31, 2022. The gross profit margin on the B2B segment was approximately 24% for the nine months ended July 31, 2023, compared to 26% for the nine months ended July 31, 2022. The decrease in gross profit margin over the periods, as discussed above, is mainly due to the erosion of margins on certain content as a result of the highly competitive environment. The gross profit margin on the B2C segment was approximately 19% for the nine months ended July 31, 2023, compared to 27% for the nine months ended July 31, 2022, mainly due to the decrease in sales of prize competition tickets, caused by unforeseen technology challenges and failures in April 2023 that led to certain compromised ticket sales for large competitions. The profit margin in the RKings’ business during the 2023 second quarter period was reduced as a result of such technology failures. The technological failures also led to a reduced number of customers purchasing the tickets in May 2023, leading to a 5% gross profit margin in May 2023. The Company upgraded and modified its systems in May 2023, and has since introduced a larger and more diverse set of tournaments offering higher margins. As a result of the recent implementations and actions in RKings, the gross profit margin has increased resulting in a gross profit margin of 20% in June 2023 and 29% in July 2023.

Moving forward, the Company expects to consolidate several operating aspects that are redundant and plans to seek to generate increased gross profit and gross profit margin due to economies of scale. Also, the competition prizes are expected to generate larger profit margins with a focus on increasing the margins on individual prizes.

General and administrative expenses

During the nine months ended July 31, 2023 and 2022, general and administrative expenses were $6,141,687 and $4,618,975, respectively. General and administrative expenses consisted primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, depreciation, amortization expense, professional fees and research and development expense.

The increase of $1,522,712 in general and administrative expenses was mainly due to the increase in stock-based compensation expense of $819,937 for employees and consultants and the increase in payroll costs of $540,154 in the B2B segment. The increase in the stock-based compensation was mainly due to the RSUs and restricted stock issued to consultants and employees during the first and second quarters of this fiscal year. The increase in payroll costs was mainly due to an increase in the number of employees for the maintenance and development of RKings’ and Mexplay’s websites, development of GM-Ag platform, providing customer services and management of day-to-day operations.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s management and Directors. During the nine months ended July 31, 2023 and 2022, general and administrative expenses from related parties were $2,208,293 and $534,910, respectively. The components of general and administrative expenses from related parties are as follows:

	Nine months ended July 31,
	2023	2022
Stock-based compensation	$1,562,753	$-
Consulting and salary expenses	645,540	534,910
Total	$2,208,293	$534,910

During the nine-month period ended July 31, 2023 and 2022, the stock-based compensation increase of $1,562,753 is due to the amortization of the RSUs and options issued to the Company’s Directors and management and the consulting and salary expenses increase of $110,630 is mainly due to the increase in salaries to the Company’s directors and officers.

Interest expense

During the nine months ended July 31, 2023 and 2022, interest expense was $9,362 and $0, respectively. The interest expense increase of $ 9,362 was due to interest on the Company’s credit card balance and interest charged on the overdue tax liabilities of RKings.

Interest income

Interest income was attributable to the interest from the bank savings. During the nine months ended July 31, 2023 and 2022, interest income was $43,957 and $1,776, respectively. The increase of $42,181 in interest income was mainly due to an increase in interest rates.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound and Mexican Peso, against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the nine months ended July 31, 2023, foreign exchange gain was $33,361, compared to $227,324 for the nine months ended July 31, 2022. The decrease of $193,963 of foreign exchange gain was mainly due to the depreciation of US dollars against other currencies, in which the Company has liabilities.

Provision for income taxes

The provision for income taxes was $299,071 for the nine months ended July 31, 2023, compared to $326,135 for the nine months ended July 31, 2022. The decrease of $27,064 was attributable to the decrease in UK gross profits resulting in the corresponding decrease in tax expenses in the B2C segment in the UK.

Net income attributable to noncontrolling interest

These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the noncontrolling interest for the nine months ended July 31, 2023 and 2022, was $0 and $230,074, respectively.  As of November 4, 2022, the Company owns 100% of RKings by way of the purchase of the remaining 20% interest effective November 4, 2022.  Therefore, as of July 31, 2023 and for the nine months ended July 31, 2023, there is no noncontrolling interest in RKings and the noncontrolling interest is $0.

The net income attributable to noncontrolling interest for the nine months ended July 31, 2022, was due to the ownership of an 80% interest in RKings which was acquired effective November 1, 2021.

Net income attributable to the Company

During the nine months ended July 31, 2023 and 2022, the Company had net income/(loss) attributable to the Company of $(1,942,902) and $1,564,695, respectively. The decrease of $3,507,597 in net income attributable to the Company was primarily due to a decrease in gross profits of $407,496, an increase in stock-based compensation of $2,378,996, a decrease in foreign exchange gain of $193,963, and an increase in B2B payroll costs of $540,154, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	As of July 31,	As of October 31,
	2023	2022
Cash and cash equivalents	$16,142,096	$14,949,673
Working capital	$17,999,260	$16,573,796
Shareholders’ equity of GMGI	$30,900,524	$26,797,415

The Company had $16,142,096 of cash on hand at July 31, 2023 and total assets of $34,989,870 ($22,088,606 of which were current assets) and total working capital of $17,999,260 as of July 31, 2023. Included in total assets at July 31, 2023 was $10,381,710 of goodwill associated with the Company’s interest in RKings and $2,040,000 in intangible assets related to trademarks and non-compete agreements.

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

The increase in cash of $1,192,423 between July 31, 2023 and October 31, 2022, was mainly due to cash generated by operating activities.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s operations are highly scalable and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

The Company has generated positive cash flows from operations since 2018. The Company is self-sustaining, and its cash needs are met through current operations which, as noted above, has resulted in cash balances of $16,142,096 as of July 31, 2023 and $14,949,673 as of October 31, 2022. We believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

Because the Company is self-sustaining through its operations, it is not considering additional sources of liquidity, except to complete the acquisition of the Meridian Companies as discussed above; however, the Company may also consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought.

The Company does not have material cash requirements other than a possible payment of approximately $641,766 (GBP 500,000) in connection with the acquisition of RKings, which payment is currently subject to ongoing claims, and the requirement to raise funds to complete the transactions contemplated by the Meridian Purchase Agreement, discussed above.

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

	Nine Months Ended July 31,
	2023	2022
Cash provided by operating activities	$1,058,631	$2,660,332
Cash used in investing activities	(96,071)	(3,499,050)
Cash provided by (used in) financing activities	(32,322)	32,000

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the nine months ended July 31, 2023, include stock-based compensation, amortization expenses on intangible assets, and unrealized foreign exchange gain on contingent liability.

The Company generated cash from operating activities of $1,058,631 during the nine months ended July 31, 2023, due primarily to non-cash expenses relating to stock-based compensation of $2,822,064 (including RSUs and options issued for services of $2,556,064, and stock issued for services of $266,000), depreciation and amortization of $359,657, and $1,946,785 of increase in accounts payable and accrued liabilities, offset by $1,942,902 of net loss, $2,272,125 of increase in accounts receivable, and $231,322 of increase in prize inventory.

The Company generated cash from operating activities of $2,660,332 during the nine months ended July 31, 2022, due primarily to $1,794,769 of net income, non-cash expenses relating to stock-based compensation of $443,068 (including options issued for services of $437,068, and stock issued for services of $6,000), depreciation and amortization of $299,656, $647,381 of decrease in accounts receivable from related party, Articulate, and $560,168 of increase in accounts payable and accrued liabilities, offset by $411,704 of increase in inventory, prize.

During the nine months ended July 31, 2023, cash used in investing activities was $96,071 which was primarily due to $52,788 in payments related to website development costs, and $30,708 in payments as the consideration to acquire GMG Assets. During the nine months ended July 31, 2022, cash used in investing activities was $3,499,050 which was primarily due to the cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd of $3,341,453.

During the nine months ended July 31, 2023, cash used in financing activities was $32,322 for the purchase of common stock. During the nine months ended July 31, 2022, cash provided by financing activities was $32,000, which was due to cash option exercises.

The Company had a net increase in cash of $1,192,423 for the nine months ended July 31, 2023, which is mostly attributable to cash provided by operating activities of $1,058,631, effect of exchange rate changes on cash of $262,185, offset by cash used in investing activities of $96,071 and cash used in financing activities of $32,322, as discussed above.

Material Events and Uncertainties

RKings Purchase – Holdback Amount In Dispute:

The Company has an ongoing dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $641,766 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of July 31, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023 are those that depend most heavily on these judgments and estimates. As of July 31, 2023, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, filed with the Commission on January 30, 2023, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2023. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, make it more costly or difficult to complete planned acquisitions, including the transactions contemplated by the Meridian Purchase Agreement, or prohibit the closing of such transactions, or make it harder or more costly for us to borrow additional funding in the future. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Our technology, systems and infrastructure have previously experienced, and may in the future, experience, a disruption in service, failure or a loss of data, which have in the past, and may in the future, cause financial and reputational harm to our business.

Our technology, systems and infrastructure have previously experienced, and may in the future, experience, a disruption in service. For example, the decrease in our gross profit margin of 8% and 7%, for the three and nine months ended July 31, 2023, compared to the three and nine months ended July 31, 2022, respectively, was partially due to a decrease in gross profit margin in our B2C segment. This was mainly due to a decrease in sales of prize competition tickets caused by unforeseen technology challenges and failures that led to certain compromised ticket sales for large competitions and hence a reduced profit margin in the RKings’ business during the current periods, compared to the prior periods. The systems have now been upgraded and modified to cater to the large simultaneous demands placed on the system and the Company is confident that this instability and failure will not reoccur; however, future disruptions or issues may be material in the future.

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

Pursuant to the Meridian Purchase Agreement, following the initial closing, the Meridian Sellers are expected to collectively own approximately 70% of the Company’s then outstanding shares of common stock (with Aleksandar Milovanovic owning approximately 59%), and approximately 70% of the Company’s then outstanding voting shares (with Milovanovic voting 58%). Assuming the Post-Closing Shares are issued, the Meridian Sellers will collectively own approximately 71% of the Company’s then outstanding shares of common stock (with Milovanovic owning approximately 60%), and approximately 68% of the Company’s then outstanding voting shares (with Milovanovic voting approximately 58%). The above percentages are based on the Company’s currently outstanding shares of common stock and voting shares. It is also currently contemplated that the Company may sell convertible debt securities or equity to raise funding to complete the Purchase, which could result in dilution to the interests of the Meridian Sellers as discussed above.  As a result, the total shares of common stock and preferred stock issuable upon initial closing of the Meridian Purchase Agreement will cause significant dilution to existing shareholders, and result in a change of control.

The number of shares of common stock and preferred stock that will be issuable in the Meridian Purchase Agreement are not adjustable based on the market price of the Company’s common stock, so the shares issued at the closing may have a greater or lesser value than the market price at the time the Meridian Purchase Agreement was signed.

The number of shares of common stock issuable at the closings of the Meridian Purchase Agreement is fixed. Any changes in the market price of the Company’s common stock before the closings will not affect the number of shares the Meridian Sellers will be entitled to receive pursuant to the Meridian Purchase Agreement. Therefore, if before the closing, the market price of the Company’s common stock declines from the market price on the date of the Meridian Purchase Agreement, then the Meridian Sellers could receive consideration with a substantially lower value. Similarly, if before the completion of the Meridian Purchase Agreement, the market price of the Company’s common stock increases from the market price on the date of the Meridian Purchase Agreement, then the Meridian Sellers could receive consideration with substantially more value for their shares of the Meridian Companies capital stock than the parties had negotiated for in the establishment of the initial value per share of Company common stock ($3.00 per share). The Meridian Purchase Agreement does not include a price-based termination right.

The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Meridian Purchase Agreement.

Pursuant to the Meridian Purchase Agreement, following the closing, Sellers are expected to collectively own approximately 70% of the Company’s then outstanding shares of common stock (with Aleksandar Milovanovic owning approximately 59%), and approximately 70% of the Company’s then outstanding voting shares (with Milovanovic voting 58%). Assuming the Post-Closing Shares are issued, the Meridian Sellers will collectively own approximately 71% of the Company’s then outstanding shares of common stock (with Milovanovic owning approximately 60%), and approximately 68% of the Company’s then outstanding voting shares (with Milovanovic voting approximately 58%). The above percentages are based on the Company’s currently outstanding shares of common stock and voting shares. It is also currently contemplated that the Company may sell convertible debt securities or equity to raise funding to complete the Purchase, which could result in dilution to the interests of the Meridian Sellers as discussed above.  In addition, the five-member board of directors of the combined company will initially be comprised of one member selected by the Meridian Sellers (which appointment right is set forth in the designation of the Series C Voting Preferred Stock) and four directors selected by the current members of the board of directors of the Company (provided that the Meridian Sellers will have the right to appoint up to two of the Company’s five directors). Consequently, the Company’s shareholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company.

The consummation of the Meridian Purchase Agreement will result in a change of control of the Company.

Due to the significant number of shares issuable at the initial closing of the Meridian Purchase Agreement (i.e., 82,141,857 shares of the Company’s common stock and 1,000 shares of Series C Voting Preferred Stock, which vote 7,500,000 voting shares on all shareholder matters), a change of control of the Company will be deemed to have occurred, and the Meridian Sellers will obtain voting control of the Company. Additionally, the Meridian Sellers will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the initial closing of the Meridian Purchase Agreement will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove the directors appointed by the Meridian Sellers, which will mean they may, under certain circumstances, control of who serves as officers of the Company as well as whether any changes are made in the board of directors. An owner of the Company’s securities should keep in mind that your shares, and your voting of such shares, will likely have little effect on the outcome of corporate decisions.

We will need to raise significant additional capital to complete the acquisition of the Meridian Companies.

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies in consideration for (a) a cash payment of $30 million, due at the closing of the Purchase Agreement (the “Closing”); (b) 82,141,857 restricted shares of the Company’s common stock (the “Closing Shares”), with an agreed upon value of $3.00 per share, due at the Closing; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”), due at the Closing; (d) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock (the “Post-Closing Shares”), due within five business days following the six month anniversary of the Closing, if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Contingent Post-Closing Consideration”); (e) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing (the “Non-Contingent Post-Closing Consideration”); and (f) promissory notes in the aggregate amount of $15,000,000 (the “Promissory Notes”) issuable to the Meridian Sellers, due 24 months after the Closing.

We currently estimate that we will need to raise approximately $30.0 million to complete such acquisition. We plan to raise this funding through the sale of debt and/or equity; however, we have not entered into any agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

We anticipate financing the majority of the purchase price of the Meridian Companies by way of debt which is expected to be secured by a priority security interest in substantially all of our assets.

As described above, we currently anticipate the need for approximately $30 million of additional funding to complete the acquisition of the Meridian Companies. We have not entered into any loan documents relating to the funding to date. In the event that such funding is available to us, and we are able to borrow such planned funding, we anticipate our obligations under the debt facility being secured by a priority security interest in substantially all of our assets. We further expect that substantially all of our subsidiaries would be required to guarantee our obligations under such loan facility. As such, our creditors will likely have security interests over our assets and/or our subsidiaries which secure the repayment of such obligations, and in the event we default under such facility, the lenders may be able to take control of our assets and operations, force a sale of our assets, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could become worthless.

The Meridian Purchase Agreement may be terminated in accordance with its terms and the acquisition of the Meridian Companies may not be completed.

The Meridian Purchase Agreement is subject to several conditions that must be fulfilled in order to complete the Acquisition of the Meridian Companies. These conditions to the closing of the acquisition of the Meridian Companies may not be fulfilled, and accordingly, the acquisition of the Meridian Companies may not be completed. In addition, the parties to the Meridian Purchase Agreement can generally terminate such agreement if (a) the closing contemplated under such agreement is not completed by December 31, 2023; or (b) funding is not obtained for such acquisition by August 31, 2023 (provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), and the Company can terminate the Meridian Purchase Agreement under certain circumstances as a result of its due diligence process or if certain shareholder agreements are not entered into with certain minority shareholders of the subsidiaries of the Meridian Companies by August 27, 2023 (60 days after the entry into the Meridian Purchase Agreement, provided that the parties have verbally agreed to extend such date, with plans to document a new definitive date via amendment in the future), provided the agreement may also be terminated under certain other conditions, including if the terms of the Meridian Purchase Agreement are breached, and the parties can mutually decide to terminate the Meridian Purchase Agreement at any time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended July 31, 2023, and from the period from August 1, 2023 to the filing date of this Report, which have not previously been reported on a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers

The following table presents information with respect to the Company’s repurchases of common stock during the quarter ended July 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)(1)
May 1, 2023 to May 31, 2023:	—	$—	—	$1,967.7

June 1, 2023 to June 30, 2023:	—	$—	—	$1,967.7

July 1, 2023 to July 31, 2023:	—	$—	—	$1,967.7
Total	—		—

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
2.1#£

Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023 by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.2	6/30/2023	001-41326
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

# Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Golden Matrix Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

£ Certain personal information which would constitute an unwarranted invasion of personal privacy has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MATRIX GROUP, INC.

Dated: September 7, 2023	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: September 7, 2023	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

