Form 10-K
period 2023-10-31
Golden Matrix Group, Inc.
filed 2024-01-17
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2023

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

On April 30, 2023, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $38,572,894, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $2.26 on April 28, 2023, the last trading day prior to April 30, 2023. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 17, 2024, the registrant had 36,253,432 shares of its Common Stock, $0.00001 par value, outstanding (not including 362,500 shares of common stock that are expected to be issued upon settlement of Restricted Stock Units which will vest upon the filing of this Report).

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

•	dilution caused by the conversion of outstanding preferred stock, and/or acquisitions;
•

the Company’s ability to complete acquisitions, including the pending acquisition of the Meridian Companies (as defined below), and the available funding for such acquisitions; and disruptions caused by acquisitions, including the pending Meridian Acquisition, changes of control in connection with the Meridian Acquisition and other risks associated therewith;

•	the reliance on suppliers of third-party gaming content and the cost of such content;
•	the ability of the Company to obtain additional gaming licenses;
•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;
•	the ability of the Company to manage growth;
•	the Company’s expectations for future growth, revenues, and profitability;
•	the Company’s expectations regarding future plans and timing thereof;
•	the Company’s reliance on its management;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company;
•	related party relationships as well as conflicts of interest related thereto;
•

the potential effect of economic downturns, recessions, changes in interest rates and inflation, and market conditions, including recessions, decreases in discretionary spending and therefore demand for our products, and increases in the cost of capital, related thereto, among other affects thereof, on the Company’s operations and prospects as a result of increased inflation, increasing interest rates, global conflicts and other events;

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10‑K. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, “GMGI” and “Golden Matrix” in this Report refer specifically to Golden Matrix Group, Inc., and its consolidated subsidiaries.

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

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate Pty Ltd (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife Marla Goodman. Pursuant to the License Agreement, Articulate received a license from the Company to use the GM2 Asset technology in East Asia to support gaming activity on mobile and desktop devices. Articulate agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars) in consideration for the use of the GM2 Asset technology. Specifically, the Company is due 0.25% of the monthly fees generated by the GM2 Asset in the event such fees are less than $100,000,000; 0.2% of the monthly fees generated by the GM2 Asset in the event such fees are over $100,000,000 and less than $200,500,000 and 0.15% of the monthly fees generated by the GM2 Asset in the event such fees are over $200,500,001. Such fees have to date been less than $100,000,000. The License Agreement had an initial term of 12 months and automatically renews thereafter for additional 12-month terms, provided that the License Agreement may be terminated at any time with 30 days prior notice. The License Agreement has continued to automatically renew on a 12-month basis, with the most recent renewal being for the 12 months ended March 1, 2024.

On January 19, 2021, the Company acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian Company. GTG has an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate). The government of Alderney offers software service providers in the gambling industry with a gambling license that allows gambling operators to conduct business related to casino, lotto, and other gaming related activities. We believe that Alderney is one of the preferred locations for online Gambling operators and is regarded in the community as one of the strictest licensing jurisdictions with policies aimed at improving transparency and cultivating a good gaming environment. GTG was wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and director, and the direct beneficial owner of the majority of our voting stock. The purchase price was 85,000 Pounds Sterling (£) (approximately $113,000). On March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

On November 29, 2021, the Company entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “RKings Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) from Mark Weir and Paul Hardman, individuals (each a “RKings Seller” and collectively the “RKings Sellers”), the owners of 100% of the ordinary issued share capital of RKings. The Company paid the RKings Sellers (a) GBP £3,000,000 (the “Closing Cash Consideration”); and (b) 666,250 restricted shares of the Company’s common stock, with an agreed value of GBP £4,000,000, or $8.00 per share of Company common stock (the “Initial Share Value” and the “Closing Shares”).

Additionally, within seven days after the receipt of the audit of RKings (as required by SEC rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less RKings’ current and accrued liabilities, as described in greater detail in the RKings Purchase Agreement) as of October 31, 2021, divided by (ii) the Initial Share Value (the “Post-Closing Shares”), was required to be issued to the RKings Sellers as part of the consideration due for the purchase of 80% of RKings. On March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described above), in the amount of $562,650.

A total of GBP £1,000,000 (USD $1,366,500)(the “Holdback Amount”) was retained by the Company following closing and was to be released to the RKings Sellers, within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the RKings Sellers did not default in any of their obligations, covenants or representations under the RKings Purchase Agreement or other transaction documents. See also the discussion of the Settlement Agreement below.

Additionally, in the event the (A) the Company determined, on or before the date on which the Company files its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022; and (B) the RKings Sellers do not default in any of their obligations, covenants or representations under the RKings Purchase Agreement or other transaction documents, then the Company is required to pay the RKings Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which is payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”).The Company determined that the Earn-Out Consideration of approximately $5,330,000 is no longer owed to the RKings Sellers as of October 31, 2022, as a condition (A) described above, i.e., a required increase in RKings’ twelve-month EBITDA from October 31, 2021 to October 31, 2022 of GBP £1,250,000, did not materialize and condition (B) described above was not met as the RKings Sellers defaulted in their obligations, covenants, or representations under the RKings Purchase Agreement.  See also the discussion of the Settlement Agreement below.

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

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two RKings sellers of the 80% interest in RKings which we acquired pursuant to the RKings Purchase Agreement. The Settlement Agreement was entered into in order to partially settle certain breaches of the RKings Purchase Agreement which the RKings Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the RKings Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the RKings Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. However, the Company is in dispute with Mr. Paul Hardman (the other RKings seller of the 80% interest in RKings, described above) with regards to the Holdback Amount of $607,607 that he has alleged is still owed to him.  That amount is accrued and included in the Company’s liabilities.  The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement.

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets (the “GMG Sellers”).  At the time of our entry into the GMG Purchase Agreement, Aaron Johnston was a Board Member of the Company, and Mark Weir was a 10% Shareholder in RKings, of which GMGI then held 80%, and as such are both related parties to the Company. Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the GMG Sellers 25,000 British pound sterling (GBP) (approximately $29,000) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business.

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

On January 11, 2023, we entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanović, Zoran Milošević (“Milošević”) and Snežana Božović (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

Subsequent to the parties’ entry into the Original Purchase Agreement, the parties continued to discuss the consideration payable by the Company to the Meridian Sellers, the breakdown between cash and equity of such consideration, the timing for the payment of such consideration, and the number of closings, and after such discussions, the parties determined to amend and restate the Original Purchase Agreement, to adjust such consideration breakdown, the timing of payments in connection therewith, the number of closings, to extend certain required deadlines set forth in the Original Purchase Agreement, and make various other changes to the Original Agreement.

In connection therewith, on June 28, 2023, we entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023 with the Meridian Sellers, and on September 27, 2023, we entered into a First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated September 22, 2023, with the Meridian Sellers (the Amended and Restated Sale and Purchase Agreement of Share Capital, as amended from time to time, including by the First Amendment, the “Meridian Purchase Agreement”), the terms of which are discussed herein.

The Meridian Companies operate online sports betting, online casino, and gaming operations and are currently licensed and operating in more than 15 jurisdictions across Europe, Africa and Central and South America.

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies (the “Meridian Purchase”) in consideration for (a) a cash payment of $30 million, due at the closing of the acquisition (the “Closing”), of which up to $20 million of such amount may be paid after Closing, from cash on hand of the Meridian Companies at Closing, including from the available cash the Meridian Companies are required to have at the Closing under the Meridian Purchase Agreement, as long as after the payment thereof to Meridian Sellers, the Meridian Companies will not be insolvent or left with inadequate cash to pay their debts, bills, and other liabilities as they become due, in the ordinary course of business, subject to the approval, in their sole discretion, of the Meridian Sellers (the amount of Meridian Companies closing cash allocated to the Closing cash payment, the “Allocated Closing Cash Portion”); (b) 82,141,857 restricted shares of the Company’s common stock (the “Closing Shares”), with an agreed upon value of $3.00 per share, due at the closing of the acquisition; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”), due at the closing of the acquisition; (d) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock (the “Post-Closing Contingent Shares”), due within five business days following the six month anniversary of the Closing if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Contingent Post-Closing Consideration”); (e) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing (the “Non-Contingent Post-Closing Consideration”); and (f) promissory notes in the amount of $15,000,000 (the “Promissory Notes”), due 24 months after the Closing.

The Closing is required to occur prior to March 31, 2024, or such other later date as may be approved by the mutual consent of the parties, subject to an Automatic Closing Date Extension, as discussed below.

The amount of the Allocated Closing Cash Portion is subject to the approval, in their sole discretion, of the Meridian Sellers (provided that such amount cannot be less than $1.00 or more than $20 million). Pursuant to the Meridian Purchase Agreement, the Company is required to provide the Meridian Sellers at least 10 days’ prior notice of the amount of the cash on hand of the Meridian Companies that the Company desires to be the Allocated Closing Cash Portion and the expected closing date. Thereafter, the Meridian Sellers have 10 days to either (a) accept such amount and move towards closing on the date requested by the Company, or (b) reject such amount by designating a lesser amount. Any amount of Allocated Closing Cash Portion agreed to by the Meridian Sellers will reduce, on a dollar for dollar basis, the amount of cash consideration required to be delivered by the Company to the Sellers at Closing.

In the event the Meridian Sellers reject the Company’s requested Allocated Closing Cash Portion, the Company has no liability for its failure to close the Purchase by the date set forth in its initial notice, based on the failure to pay the cash consideration due at Closing, and the Company has 45 days from the previously disclosed expected closing date to obtain sufficient funding for Closing, which 45 day period will also extend the required Closing date (currently March 31, 2024) in the event that the required Closing date would fall prior to the end of the 45 day period, and instead the last day of the 45 day period (beginning on the previously disclosed expected Closing date), would be the new required closing date under the Meridian Purchase Agreement (an “Automatic Closing Date Extension”). The Company is required to use commercially reasonable efforts to promptly raise funding to pay the amount of any deficiency in closing cash during the extension period. The Meridian Sellers are required to close the Purchase within five business days of the Company obtaining sufficient capital to pay the closing payment, in the event all of the other conditions to Closing have been, or will be, satisfied as of such date.

The Meridian Purchase Agreement does not include a price-based termination right, so there will be no adjustment to the total number of shares of Golden Matrix common stock or Series C Voting Preferred Stock that the Meridian Sellers will be entitled to receive for changes in the market price of Golden Matrix common stock. Accordingly, the market value of the shares of Golden Matrix common stock issued pursuant to the Meridian Purchase Agreement will depend on the market value of the shares of Golden Matrix common stock at the time the Meridian Purchase Agreement closes, and could vary significantly from the market value on the date the Meridian Purchase Agreement was entered into and/or the date of this Report.

To the extent that any term sheet, letter of intent or other agreement or understanding relating to up to $30,000,000 in financing raised by, or attempted to be raised by, Golden Matrix, for the purpose of paying the cash payable to the Meridian Sellers at the Closing (the “Required Financing”) includes any break-fee, termination fee, or other expenses payable by the Company upon termination thereof, to the proposed lender, financier, investment bank or agent (each a “Break-Fee”), despite the parties’ best efforts to avoid such a requirement, each of the Company and Meridian Sellers shall be responsible for 50% of any such Break-Fee.

The Closing contemplated by the Meridian Purchase Agreement is expected to occur in the first calendar quarter of 2024, subject to satisfaction of customary closing conditions, including approval of the transactions contemplated by the Meridian Purchase Agreement, and the issuance of the shares of common stock issuable pursuant to the terms of the Meridian Purchase Agreement, by the stockholders of the Company at a special meeting of stockholders of the Company. The conditions to the closing of the Meridian Purchase Agreement may not be met, and such Closing may not ultimately occur on the terms set forth in the Meridian Purchase Agreement, if at all.

Upon closing of the transactions, the Meridian Sellers will collectively own approximately 70% of the Company’s then outstanding shares of common stock, and 67% of the Company’s then outstanding voting shares.

The Meridian Purchase Agreement requires that the Company designate shares of Series C Voting Preferred Stock prior to the Closing, and issue 1,000 shares of Series C Voting Preferred Stock to the Merdian Sellers at the Closing, which shares of Series C Voting Preferred Stock will have the right to convert into an aggregate of 1,000 shares of common stock and the right to vote 7,500,000 voting shares (7,500 voting shares per share of Series C Voting Preferred Stock) on all stockholder matters. Additionally, one of the rights of the holders of the Series C Voting Preferred Stock will be the right, for so long as (a) the Company’s Board of Directors has at least five members; and (b) the Meridian Sellers collectively beneficially own more than 40% of the Company’s outstanding common stock (without taking into account shares voted by, or convertible into pursuant to, the Series C Preferred Stock) and for so long as the Series C Voting Preferred Stock is outstanding, voting separately, to appoint two members to the Company’s Board of Directors. If (x) the Company’s Board of Directors has less than five members, or (y) the Meridian Sellers ever collectively beneficially own 40% or less of the Company’s outstanding common stock, the holders of the Series C Voting Preferred Stock, voting separately, will have the right to appoint one member to the Board of Directors. The holders of the Series C Voting Preferred Stock will also have the sole right to remove such persons solely appointed by the Series C Voting Preferred Stock and to fill vacancies in such appointees. Each share of Series C Voting Preferred Stock will automatically convert into common stock of the Company (on a one-for-one basis) on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Exchange Act), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Meridian Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, without taking into account the shares of common stock issuable upon conversion of the Series C Preferred Stock, or the first business day thereafter that the Company becomes aware of such.

Additionally, a required term and condition of the Closing is that the Company and each of the Meridian Sellers enter into a Nominating and Voting Agreement, which will provide among other things, that each Seller will vote their voting shares of Golden Matrix “For” appointment of those director nominees nominated to the Board by the independent Nominating and Corporate Governance Committee, which shall be composed of two members and not vote their shares to remove any directors nominated by the committee, subject to certain exceptions. Another required term and condition of the Closing is that the Company and Mr. Milošević enter into a Day-to-Day Management Agreement, which will among other things, prohibit Golden Matrix or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the Meridian Companies by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer), while the Voting Agreement is in place.

Increased Interest Rates and Inflation and Recession Risk

The Company’s financial performance is subject to Asia Pacific, UK and Mexico economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of rising interest rates and inflation, there is substantial uncertainty about the strength of the Asia Pacific, UK and Mexico economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, and increases in inflation and interest rates, as are being currently experienced, may reduce users’ disposable income and/or lead to recessions.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

Who We Are and What We Do

We operate (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, (ii) as a provider of pay to enter prize competitions in the United Kingdom (UK), through RKingsCompetitions Ltd. and GMG Assets Limited, and (iii) an online casino in Mexico, through Golden Matrix MX, S.A. DE C.V.

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

As of October 31, 2023, our systems had over 8.2 million registered players and a total of more than 785 unique casino and live game operations within all our platforms including our GM-X and GM-Ag, Turnkey Solutions, and White Label Solutions.

The GM-X and GM-Ag System turn-key solutions (including modular, configurable and scalable gaming platforms), are complete software packages for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offers a full suite of tools and features for successfully operating and maintaining an online gaming website: from player registration to user management and content management.

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

Our GM-X and GM-Ag System are designed to enable our customers to rapidly launch and scale their iGaming and online sportsbook operations. The GM-X and GM-Ag Systems support both social and real money online casino gaming (“iGaming”). The back-office of the GM-X and GM-Ag Systems contain comprehensive player management capabilities, in which customer and player activity data is stored and processed in real-time. The back office offers analytic and reporting tools to help our customers create loyalty and attempt to generate the highest value from players. The GM-X and GM-Ag Systems also provide customers with access to extensive and comprehensive data to assist them with optimizing player value and loyalty.

Our customers are primarily licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors. The majority of the Company’s customers hold gaming licenses in Asia, South America, and Europe.

According to a report first available in January 2024, by Mordor Intelligence entitled “Gaming Industry Size & Share Analysis – Growth Trends & Forecasts (2024 – 2029), the online gaming industry is expected to witness substantial growth over the next five years; the global gaming market was valued at $272.86 billion in 2024, and it is expected to reach a value of $426.02 billion by 2029, which would be a compounded annual growth rate (CAGR) of 9.32% over 2024-2029. In addition to this potential growth opportunity, we see within our existing core markets, a large and growing universe of additional potential new customers for the GM-X and GM-Ag Systems. Our focus will be on developing markets such as Latin America, Africa, and selected U.S. States that are currently implementing regulated frameworks for allowing real money betting. As a result, we believe we have a significant opportunity to expand our tried and tested systems into a much broader global market because our proprietary gaming technologies are flexible and scalable and have been built and tested over many years.

Our core markets, as a provider of enterprise “SaaS” solutions, are currently the Asia-Pacific (APAC) region and, while we have a solid customer base, we are continuing to engage new gaming operators on a regular basis and we anticipate that our current operators will continue to grow. A May 2023 report by Precedence Research reports that the global online gaming market was estimated at $204.63 billion in 2022 and is expected to increase to around $440.89 billion by 2032, growing at a CAGR of 7.97% from 2023 to 2032.  The same report estimates that as of July 2022, there were three billion new gamers, an increase of 5.3% over the previous year and that the APAC is home to more than 50% of these new gamers. The rise can be ascribed to a number of variables, including an increase in the proportion of amateur and professional players, a boost in viewership as a result of the popularity of esports, and a rise in the number of viewers tuning in to live streams of various genres. A May 2022 report by Quadintel, estimated that the APAC digital gaming market is expected to grow at a CAGR of 23.1% leading to estimated 2023 revenues of $241.56 billion. Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

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

In addition, the Company, through GMG Assets Limited, provides the winners of RKings’ prizes with the option of accepting the cash value of the prize.  In doing so, GMG Assets purchases the prize from the winner for cash and sells the prize to wholesalers at a margin.  Effective October 24, 2022, the Company entered into a Share Purchase Agreement dated October 17, 2022 whereby the Company purchased 100% of GMG Assets Limited, a Northern Ireland Company for GBP 25,000 (USD $30,708), which was paid on March 6, 2023.

A provider of B2C online casino

On July 11, 2022, the Company entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX)”, for nominal consideration of $2,411.  Golden Matrix MX had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, named Mexplay (www.mexplay.mx), which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The acquisition closed on September 7, 2022, and the Company’s online casino (and related activities), in Mexico, commenced generating revenues in March 2023.

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

The Company generates revenue from these services based on fees charged pursuant to applicable contracts; the revenue is then recognized over the periods when the services are provided. Typically, we are paid a portion of the revenue generated from our licensed content and pay the owners of such licensed games a portion of the revenue we receive.

The Company provides its systems as an enterprise SaaS solution and it provides third party games. Revenue streams from our customers are generated by (i) the use of the GM-X and GM-AG Systems and (ii) the use of the gaming content. Customers are primarily online casino operators and online sports betting operators, commonly referred to as iGaming operators; customers also include gaming content distributors.

Our GM-X and GM-Ag Systems incorporate multiple modules, including gaming content, sportsbook, player registration, payment gateways, back-office reports, accounting, management and customer loyalty and marketing tools.

Our real money iGaming applications comply with the Unlawful Internet Gambling Enforcement Act of 2006 and with the federal Wire Act of 1961. Payment gateways integrate with a wide range of third-party payment processors.

We may need to initiate infringement claims or litigation in the future. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, regardless of whether such litigation results in a determination that is favorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights, even if we are successful in any litigation.

Despite our efforts to protect our technology and proprietary rights through licenses and contractual protections, unauthorized parties may still copy or otherwise obtain and use our software and technology.  We intend to continue to expand our international operations and, as a consequence, effective intellectual property, copyright and trade secret protection may not be available or may be limited in foreign countries. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, other companies in the real money and social casino gaming industries may own large numbers of patents, copyrights and trademarks and may threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. We may face allegations in the future that we have infringed on the intellectual property rights of third parties, including our competitors and non-practicing entities.

We also face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.

The iGaming and sports betting industries are subject to rapid technological change, and we are developing technology and intellectual property that we believe are unique and provide us with a commercial advantage. While we respect third parties’ intellectual property rights and we attempt to avoid the inadvertent use of third-party intellectual property, we may face claims in the future that the products or solutions that we develop, or those provided to us by third parties or used by our customers, infringe on third parties’ intellectual property rights.

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

The GM-Ag platform supersedes the GM-X system and not only supports operators requiring a transfer wallet but also provides a seamless wallet and seamless integration of gaming content, allowing the operators’ players to access all content seamlessly without transferring funds into and out of their main wallet, which seamless process is more in line with casino operations in Europe and America.

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

Online Sportsbook

We provide seamless integration to one of the world’s leading Sportsbook Systems through a license and services agreement. Our sports betting platform has access to some of the world’s leading gaming operators and one of the world’s most respected sportsbook providers. These sportsbook providers have secured regulatory approval to operate in Colorado and Pennsylvania.

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

We operate:

(i)	as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators,

(ii)

as a provider of pay to enter prize competitions in the United Kingdom (UK), through RKingsCompetitions Ltd. and GMG Assets Limited. These prize competitions are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services. The prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”, and

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

B2B Segment

Our B2B segment customers are primarily gaming distributors and licensed online gaming operators. The Company also provides services and resells third party gaming content to licensed online gaming distributors and gaming operators. The Company provides B2B services and products and does not deal directly with players through its SaaS services.

We derive revenues primarily from licensing fees received from gaming operators, in most cases via gaming distributors located in the Asia Pacific (APAC) region that utilize the Company’s technology.

As of October 31, 2023, our systems had over 8.2 million registered players and a total of more than 785 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

The Company’s goal is to expand our customer base globally and to integrate additional operators, launch additional synergistic products and appoint more gaming distributors.

As described above, our core markets are currently the Asia-Pacific (APAC) region and while we have a solid customer base; we are continuing to engage new gaming distributors and gaming operators on a regular basis, and we anticipate that our current gaming distributors and gaming operators will continue to grow.

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland, and we have expanded our marketing efforts to reach customers throughout the UK. As of October 31, 2023, RKings has over 325,000 registered users. GMG Assets has completed 150 transactions since November 1, 2022, representing $5,642,703 in revenues and $198,470 in net income. Also, Mexplay commenced generating revenues from online casino (and related activities) in Mexico in March 2023. As of October 31, 2023, Mexplay has over 61,000 registered users; and since March 2023, it has generated $337,659 in revenues.

Revenue Streams By Segments

Set out below are additional details regarding our revenue descriptions by segment, as well as details of how we recognize/will recognize revenue for each of our revenue streams.

The Company currently has four distinctive revenue streams; they are segregated into the B2B and B2C segments. In the B2B segment there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) a royalty charge on the use of third-party gaming content. In the B2C segment, the two revenue streams are related to (i) selling prize competitions tickets directly to customers for prizes throughout the United Kingdom, and (ii) through our online casino in Mexico.

B2B segment, revenue descriptions:

(i) Charges For Usage Of The Company’s Software

For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.

We enter into license agreements with our customers wherein we receive a usage fee based on a percentage of monthly content and software usage that takes place on our system. This percentage varies based on the different ranges of the monthly content and software usage within the GM2 Asset system or GM-Ag system (adjusted for U.S. dollars).

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

(ii) A Royalty Charged On The Use Of Third-Party Gaming Content

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

B2C segment, revenue description:

We derive revenues primarily from selling prize competitions tickets directly to customers for prizes throughout the United Kingdom and we generate revenues from our online casino in Mexico.

Prize Competition Tickets

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

Mexico Online Casino

The Company generates revenues from our online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings. Mexplay commenced generating revenues from online casino (and related activities) in Mexico in March 2023.

Online casinos typically include digital versions of wagering games available in land-based casinos, such as blackjack, roulette and slot machines. For these offerings, the Company functions similarly to land-based casinos, generating revenue through hold, as users play against the house. Online casino revenue is generated from user wagers net of payouts made on users’ winning wagers and incentives awarded to users.

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

Our current primary web properties are:

•	www.goldenmatrix.com
•	www.rkingscompetitions.com
•	www.mexplay.mx

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

Currently, gambling in Mexico is governed by the Regulations of the Federal Games and Draws Law (“Gaming Law”), as amended. The Gaming Law provides that the conduct of games (where bets are crossed and draws of numbers or symbols occur) requires a permit from the Ministry of the Interior (Secretaría de Gobernación) (SEGOB). In addition, the Gaming Law provides that the federal executive power, through SEGOB, will regulate, authorize, control and supervise any kind of games where bets are crossed and draws occur and the operation of online gambling must be expressly authorized in the relevant permit granted by SEGOB.  In addition to obtaining a permit for online gambling or a drawing of numbers and/or symbols, operators must also meet certain operating conditions, such as having a reliable remote betting system, cash control system and an internal control system. In connection with operating an online casino in Mexico, the Company applied for and was granted a gaming permit in Mexico through its subsidiary Golden Matrix MX.

Our Growth Strategy

The Company’s financial performance is subject to Asia Pacific, UK and Mexico economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of rising interest rates and inflation, there is substantial uncertainty about the strength of the Asia Pacific, UK and Mexico economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, and increases in inflation and interest rates, as are being currently experienced, may reduce users’ disposable income and/or lead to recessions.

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

•	Expanding our global reach by securing new gaming distributors, casino and sportsbook operator customers in existing and newly regulated markets.

•	Investing in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Latin America, as well as exploring opportunities in the U.S.
•	Investing in sales and marketing initiatives to drive UK and Mexican customers to the respective RKings and Mexplay platforms.
•	Expanding the prizes and prize options available to customers on the RKings and Mexplay platforms.
•	Developing and deploying our own proprietary gaming content in the casino iGaming category. Our E-sport project is currently on hold.
•

Pursuing acquisitions of synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate, including the pending Meridian Purchase Agreement, which transaction we are currently working to close, as discussed above. We are also exploring the opportunity to selectively acquire independent slot and gaming development studios in order to launch our own proprietary games on our platform.

The Company does not intend to make significant investments (except for potential acquisitions, none of which are currently pending other than the pending Meridian Purchase Agreement discussed above) to support our business growth strategy. We believe that our business model is highly scalable and our existing resources can be leveraged to (i) develop new offerings and features, (ii) enhance our existing platform, and (iii) improve our operating infrastructure.

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

20

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
●

Continue to invest in our proprietary GM-Ag System platform’s functionality by expanding our gaming content library and third-party gaming content integrations. The Company plans to utilize its success and growing recognition in the market to negotiate additional distribution agreements with leading gaming content providers.

●	Move expeditiously to obtain regulatory approvals to operate in new regulated global markets.
●	Seek to form new relationships and partnerships with leading gaming companies to ensure larger distribution channels, more global markets and a broader range of gaming content.
●	Continue to acquire new casino operator customers in existing and new regulated markets.
●	Continue to invest in sales and marketing initiatives to aggressively pursue new deployment opportunities.
●	Invest in sales and marketing initiatives to drive UK and Mexican customers to the respective RKings and Mexplay platforms.
●	Expand the prizes and prize options available to customers on the RKings and Mexplay platforms.
●	Expand our gaming content development capabilities.
●

Invest in our gaming development capabilities in order to expand our portfolio of high-quality, in-house content, which we intend to strategically serve within our GM-Ag System, in order to improve our overall margins.

●	Seek to obtain a U.S. gaming license that will enable us to enter the U.S. market (where legal and applicable).
●

Pursue an acquisition strategy, whereby we intend to pursue a growth strategy aimed at strengthening our competitive position in the markets in which we compete through the acquisition of other businesses and assets that we believe will be accretive to our business, similar to our acquisitions of RKings, GMG Assets and Mexplay, and our pending acquisition of the Meridian Companies.

 Employees and Employee Relations

As of the date of this Report, we have thirty-one employees (three full-time employees from GMGI, nineteen full-time employees and one part-time employees from Global Technology Pty Ltd (“GTG”) and eight full-time employees from RKings) and also engage consultants from time to time as needed. Additionally, Mr. Omar Jimenez, our Chief Financial Officer and Chief Compliance Officer, serves as a full-time consultant to the Company.

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

Employee and Consultant Benefits

We offer comprehensive benefit programs to our employees and consultants including a stock incentive plan. We strive to offer financial well-being, a balance in working and personal life, culture and community support and development. We recognize and support the development and continuing education of our employees and offer opportunities to participate in external learning programs.

Health and Safety

The health and safety of our employees and consultants is a high priority. The Company ensures a safe working environment, safe equipment, policies, and procedures in order to ensure workers’ health and safety. Workers’ insurance is maintained to protect workers against workplace injury or illness.

Diversity and Inclusion

The Company has a culture and history of inclusion and diversity, and this has enabled it to create, develop and fully leverage the strengths of its workforce to meet and exceed customer expectations and meet its growth objectives.

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

Examples of competing companies include; Relax Gaming, GAN, Softswiss, Bragg Gaming Group, Everymatrix, Softgamings and Gammastack.

As an independent online gaming technology provider, we believe that we retain the ability to utilize the most profitable platform available and are not restricted to a single platform. Additionally, by ensuring that we operate in compliance with U.S. laws, we believe that in the event of legalized gaming in the U.S., we would not be precluded from taking advantage of U.S.-based gaming.

Industry and Market

According to a report first available in January 2024, by Mordor Intelligence entitled “Gaming Industry Size & Share Analysis – Growth Trends & Forecasts (2024 – 2029), the online gaming industry is expected to witness substantial growth over the next five years; the global gaming market was valued at $272.86 billion in 2024, and it is expected to reach a value of $426.02 billion by 2029, which would be a compounded annual growth rate (CAGR) of 9.32% over 2024-2029.

Our core markets, as a provider of enterprise “SaaS” solutions, are currently the Asia-Pacific (APAC) region and, while we have a solid customer base, we are continuing to engage new gaming operators on a regular basis, and we anticipate that our current operators will continue to grow. A May 2023 report by Precedence Research reports that the global online gaming market was estimated at $204.63 billion in 2022 and is expected to increase to around $440.89 billion by 2032, growing at a CAGR of 7.97% from 2023 to 2032.  The same report estimates that as of July 2022, there were three billion new gamers, an increase of 5.3% over the previous year and that the APAC is home to more than 50% of these new gamers. The rise can be ascribed to a number of variables, including an increase in the proportion of amateur and professional players, a boost in viewership as a result of the popularity of esports, and a rise in the number of viewers tuning in to live streams of various genres. A May 2022 report by Quadintel, estimated that the APAC digital gaming market is expected to grow at a CAGR of 23.1% leading to estimated 2023 revenues of $241.56 billion. Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment.

According to the website of actionnetwork.com, as of November 7, 2023, sports betting is legal in 36 states and the District of Columbia. As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

Our vision is to become the platform of choice for casinos and sportsbook operators seeking to transition from a land-based casino and sportsbook environment onto an online environment such as RKings and Mexplay.

Regulation

The offering of online gaming platforms and related software and solutions is subject to extensive regulation and approval by various national, federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gaming laws require us to obtain licenses or findings of suitability from gaming authorities for our platforms and products. The criteria used by gaming authorities to make determinations as to the qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough and sometimes lengthy investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all, or certain forms and we will not market our gaming platform or services in these jurisdictions.

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

While the Company has a Category 2 Associate Certificate from the AGCC, it is not required to have a gaming license for its current services—the resale of its GM-X and GM-Ag Systems or the sale of third-party content to operators in the jurisdictions in which it currently conducts business (and is not required to have a gaming license for its planned services including the provision of support services and software development), and therefore is not currently utilizing the AGCC license.

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

Regulatory regimes vary by jurisdiction. The Company currently is not required to hold a gambling license for the sale of its GM-X and GM-Ag Systems or third-party software in the jurisdictions in which it currently conducts business, however most regulatory regimes include the following elements:

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

U.S. Regulatory Environment

State Level

According to the website of actionnetwork.com, as of November 7, 2023, sports betting is legal in 36 states and the District of Columbia. As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

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

Compliance with the GDPR requires us to incur compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20 million (£17.5 million under the UK GDPR) (or approximately USD $21.2 million and USD $21.3 million, respectively, as of October 31, 2023), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress).

Mexican Regulatory Environment

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

A Mexican gaming permit was approved on July 13, 2022, allowing the Company to undertake online gambling for two years and will automatically renew thereafter for additional two-year periods, without additional payment.

Summary of Recent Material Agreements

RKings Notice of Breach

Effective on November 1, 2021, we acquired 80% of RKings as discussed above.

On June 1, 2022, the Company notified the RKings Sellers that the RKings Sellers were in default under the RKings Purchase Agreement and demanded that RKings Sellers cease and desist from all activity in violation of the RKings Purchase Agreement, including (1) use of Company confidential data in breach of the non-disclosure requirements of the RKings Purchase Agreement, (2) tortious interference with the Company’s business and customer relationships, and (3) exploitation of Company assets for personal gain. We also notified the RKings Sellers that they have breached the Shareholders Agreement as well as their fiduciary duties as stipulated in the Shareholders Agreement dated November 29, 2021.

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

The Company is in dispute with Mr. Paul Hardman (the other seller of the 80% interest in RKings, described above) with regards to the Holdback Amount of $607,607 that he has alleged is owed to him.  That amount is accrued and included in the Company’s liabilities. The Company’s dispute and claims against Mr. Hardman stem from the breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement.

             RKings Buyout

The RKings Purchase Agreement also required that the RKings Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which provides various rights and restrictions on the owners of RKings. One of those rights was a buyout right provided to the Company (the “Buyout Right”), which beginning on May 29, 2022 (the date that was six months from November 29, 2021), which provided the Company, upon written notice to the RKings Sellers, the right to purchase all, but not less than all, of the shares of RKings then held by the RKings Sellers (i.e., the 20% of RKings retained by such RKings Sellers following the closing of the RKings Purchase Agreement) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”). The Buyout Price was payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share or any combination thereof.

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

GMG Assets Acquisition

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston, a then member of the Board of Directors of the Company, and Mark Weir, a then 10% shareholder in RKings, were the owners of GMG Assets, and as such are both related parties to the Company.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the GMG Sellers 25,000 British pound sterling (GBP) (USD $30,708) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

Additionally, the Company agreed to pay Mr. Weir a monthly cash incentive bonus to assist in the running of GMG Assets. The bonus structure provides for the payment to Mr. Weir of 100% of the profits generated up to 50,000 GBP) (approximately USD $60,830) then thereafter 10% of the profits generated by GMG Assets up to a maximum of 150,000 GBP (approximately USD $182,490) per annum. The aforementioned profits will be calculated as revenues less cost of goods sold, less any taxes paid or incurred. A cash alternative maximum percentage of the prize value in RKings will be set by the Board of Directors of the Company, from time to time.

Meridian Purchase Agreement

As discussed in greater detail above under “Organizational History”, in January 2023, and amended and restated in June 2023, we entered into the Meridian Purchase Agreement and agreed, subject to the satisfaction of certain conditions of closing, to acquire the Meridian Companies for cash, stock and promissory notes.

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected, and the value of our securities may decline in value or become worthless. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Report, including our financial statements and the related notes, as well as in other documents that we file with the SEC.

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

•	the impact of pandemics and epidemics on the Company;
•

the potential effect of economic downturns and market conditions, including recessions, on the Company’s operations and prospects as a result of increased inflation, increasing interest rates, global conflicts and other events;

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products; and
•	our limited operating history.

Risks Related to Our Business Operations and Industry

•	our reliance on suppliers of third-party gaming content and the cost of such content;
•	the ability of the Company to manage growth;
•	the ability of the Company to compete in its market and develop, market or sell new products or adopt new technology;
•	disruptions caused by acquisitions;
•	the risks associated with gaming fraud, user cheating and cyber-attacks;
•	risks relating to inventory management;
•	risks associated with systems failures, disruptions and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;
•	foreign exchange and currency risks;
•	the outcome of contingencies, including legal proceedings in the normal course of business;
•	the ability to compete against existing and new competitors;
•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;
•

cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data and systems failures and resulting interruptions in the availability of our websites, applications, products, or services that could harm our business; and

•	our non-U.S. operations.

Risks Relating to Regulation

•	the effect of future regulation, the Company’s ability to comply with regulations (current and future) and potential penalties in the event it fails to comply with such regulations; and
•	material increases to our taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on our future financial results.

Risks Related to Intellectual Property and Technology

•	we may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could unfavorably affect our operating results; and
•	the Company’s ability to protect proprietary information.

Risks Relating to our Management

•	the Company’s reliance on its management;
•	the fact that the Company’s Chief Executive Officer has voting control over the Company; and
•	related party relationships, as well as conflicts of interest related thereto.

Risks Related to International Operations

•	The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results; and
•	foreign exchange risks.

Risks Relating to our Common Stock and Securities

•	dilution caused by efforts to obtain additional financing;
•	our ability to issue common and preferred stock without further shareholder approval;
•	the lack of a market for our securities and the volatility in the trading prices thereof caused thereby;
•	no assurance that we will be able to comply with Nasdaq’s continued listing standards; and
•	dilution caused by the sale of common stock or convertible securities.

Risks relating to the Meridian Purchase Agreement

•	dilution and a change of control which will result from the closing of the Meridian Purchase Agreement;
•	costs, fees and expenses, and the timing associated with, the Meridian Purchase Agreement;
•

the Company’s ability to meet conditions to closing the Meridian Purchase Agreement, including required funding, the terms and availability of such funding, and the ability of the parties to the Meridian Purchase Agreement to terminate such agreement, and potential break-fees due in connection therewith;

•	uncertainties while the Meridian Purchase Agreement is pending; and
•	risks related to the ability of the combined company to recognize the benefits of the acquisition.

Other risks

•	risks related to our governing documents and indemnification obligations;
•	risks related to future acquisitions;
•	risks related to inventory impropriety;
•	risks related to behavior and acts by management and/or employees to the detriment of the Company;
•	risks related to significant sales by officers, directors and third parties; and
•	Other risks disclosed below.

Risks Related to the Company’s Need for Additional Funding and Demand For Products and Services

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.

We had working capital of $18,373,253 as of October 31, 2023. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. We also anticipate needing to raise funding to complete the Purchase of the Meridian Companies, as discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements”.

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

Global pandemics could have an adverse impact on our revenue and results of operations.

Our business and operations have not to date been, but could in the future be, adversely affected by health epidemics and pandemics. However, economic recessions, including those brought on by epidemic or pandemic outbreaks may have a negative effect on the demand for our products, services and our operating results. The range of possible impacts on the Company’s business could include, but are not limited to: (i) changing demand for the Company’s products and services; (ii) the closure of, or reduction in the number of persons who may be present in, establishments using the Company’s technology (resulting in a decrease in demand for such technology); (iii) decreases in the amount of discretionary spending available to consumers and/or the amount such consumers are willing to spend; and (v) increasing contraction in the capital markets.

We believe that we have sufficient cash on hand, and the ability to raise additional funding, or borrow additional funding, as needed, to support our operations for the foreseeable future, except that we anticipate the need to raise funding to complete the Purchase of the Meridian Companies, as discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements”; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding pandemics and epidemics and its effect on the economy.

Economic downturns and adverse political and market conditions beyond the Company’s control could adversely negatively affect our business, financial condition and results of operations.

The Company’s financial performance is subject to Asia Pacific, UK and Mexico economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Demand for our products may also decline as a result of an economic downturn, or economic uncertainty in our key markets, particularly in Asia Pacific, the UK and Mexico. Economic recessions have had, and may continue to have, far-reaching adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. There is substantial uncertainty about the strength of the Asia Pacific, UK and Mexican economies, which may currently be in or, in the near term be in, a recession. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

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

Our products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, particularly with high inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led, and in the future may lead, consumers to reduce their spending on gaming products and services, which in turn leads to a decrease in the demand for our products and services. Consumer demand for our products and services may decline as a result of a global economic downturn, or economic uncertainty. Our sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on our business, results of operations, and financial condition.

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

On October 8, 2023, Israel declared war following its bombardment by the militant Gaza-based group Hamas.  As a result, the global markets are experiencing higher prices for oil and gold and, a stronger U.S. dollar and the decline of airline stocks have been some of the immediate financial effects of this conflict, which has the potential to destabilize the Middle East region.  The tragic loss of life and the risks to peace in Israel, Gaza, and the rest of the region is clearly the foremost concern.  However, the repercussions of the crisis are dependent on the extent and duration of the fighting, associated geopolitical tension, and the possible occurrence of terrorist attacks.  While the overall reaction of the financial markets has been relatively muted so far, the risks of an intensification and broadening of the conflict are material, and their fallout could be severe, especially for countries in the region. We do not have direct or indirect business operations, interest or investments in Israel or Gaza or business relationships with companies that do and, therefore, we do not have exposure to material impacts or risks of potential future impact related to the war between Israel and Hamas.  It is not possible to predict the broader consequences of this ongoing conflict, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty this ongoing conflict’s additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, all of which have impacted and could further impact our business, financial condition, and results of operations.

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

The Company’s financial performance is subject to Asia Pacific, UK and Mexico economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. There is substantial uncertainty about the strength of the Asia Pacific, UK and Mexico economies, which may currently be in or, in the near term be in, a recession. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, interest rates and inflation, as are being currently experienced, may reduce users’ disposable income.

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

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, rates of inflation, tax rates, the ongoing conflict between the Ukraine and Russia and the war between Israel and Hamas. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

We may have difficulty obtaining future funding sources, if needed, and we may have to accept terms that would adversely affect shareholders.

We may need to raise funds, from additional financing in the future, to complete our business plan and may need to raise additional funding in the future to support our operations and complete acquisitions, including the pending Purchase of the Meridian Companies, as discussed in greater detail below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Requirements”. We have no commitments for any financing and any financing may result in dilution to our existing shareholders. We may have difficulty obtaining additional funding, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Additionally, we may raise funding by issuing convertible notes, which if converted into shares of our common stock would dilute our then shareholders’ interests. Lending institutions or private investors may impose restrictions on a future decision by us to make capital expenditures, acquisitions, or significant asset sales. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Because we have a limited operating history our future operations may not result in profitable operations.

The Company has generated net losses of $(1,172,750) and $(250,038), for the twelve months ended October 31, 2023, and 2022, respectively. Additionally, we don’t have a significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to maintain profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. Revenues from related party were $662,532 and $862,373 for the twelve months ended October 31, 2023, and 2022, respectively. Revenues from third parties were $43,511,520 and $35,172,483 for the twelve months ended October 31, 2023, and 2022, respectively. The increase in total revenues from 2022 to 2023 is attributable to the increased earnings from RKings and GMG Assets. Although we have generated net income in previous years, we have not generated net income in our most recent years, and we may not generate profitable operations in the future to ensure our continued growth.

Risks Related to Our Business Operations and Industry

The Company’s planned Player2P gaming product is currently on hold and we may never move forward with such gaming product.

The Company has developed its own proprietary Peer-to-Peer E-sports gaming product. However, the launch of the Peer-to-Peer gaming product is currently on hold until further notice, so that the Company can focus on other projects. This product, if released, will be marketed as the Player2P Platform (“Player2P”). The Player2P brand, if released, will be focused solely on esports gambling and 18+ gaming (i.e., gaming by those 18 years of age and older). In the event we decide to move forward with the launch of Player2P, we may not receive regulatory approvals, we may be unable to launch Player2P in the U.S. or other jurisdictions, or such launch might be impractical, which would ultimately cause such product not to be successful. In the event we choose not to launch Player2P, the funds used by the Company to develop such game may be lost, which may have a material adverse effect on our results of operations and/or prospects, and ultimately the value of our securities.

Our ongoing investment in new products, services, and technologies is inherently risky, and could divert management attention and harm our financial condition and operating results.

We have invested and expect to continue to invest in new products, services, and technologies, such as our Player2P product discussed above, the launch of which is currently on hold indefinitely. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, we may incur unanticipated liabilities. These endeavors may involve significant risks and uncertainties, including diversion of resources and management attention from current operations. In addition, new and evolving products and services raise technological, legal, regulatory, and other challenges, which may negatively affect our brand and the demand for our products and services. Because all of these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not harm our reputation, financial condition, and operating results.

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

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. Our future plans include additional investments in development of our software and other intellectual property. We believe that we must continue to dedicate a significant amount of resources to our development efforts to maintain our competitive position. However, we may not receive significant revenue from these investments for several years, if at all. In addition, as we or our competitors introduce new or enhanced products, the demand for our products, particularly older versions of our products, may decline.

A significant amount of our revenues come from a limited number of customers for the resale of our gaming content, and if we were to lose any of those customers, our results of operations could be adversely affected.

At the present time, we are dependent on a limited number of customers for the resale of our gaming content. The Company’s major revenues of reselling for the year ended October 31, 2023, were from twenty-three customers. As a result, in the event such customers do not pay us amounts owed, terminate work in progress, or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

In August 2021, we first became aware of certain Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to the Company’s accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act of 1978 (EFTA) and proceeded to immediately replenish $392,921 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $336,584 as of October 31, 2021. Through October 31, 2022, an additional $269,086 was replenished by Citibank which resulted in a balance due from Citibank of $67,498. Through October 31, 2023, an additional $21,003 was replenished by Citibank which resulted in a balance due from Citibank of $46,495. On November 27, 2023, an additional $26,003 was replenished by Citibank, leaving $20,492 due as of the date of this Report. While these unauthorized transfers were for the most part remedied quickly, and we believe that our liability and exposure to such transfers is minimal as a result of the EFTA, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

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

Our technology, systems and infrastructure have previously experienced, and may in the future, experience, a disruption in service. For example, during the year ended October 31, 2023, we experienced a decrease in our gross profit margin which was partially due to a decrease in gross profit margin in our B2C segment. This was mainly due to a decrease in sales of prize competition tickets caused by unforeseen technology challenges and failures that led to certain compromised ticket sales for large competitions and hence a reduced profit margin in the RKings’ business. The systems have now been upgraded and modified to cater to the large simultaneous demands placed on the system and the Company is confident that this instability and failure will not reoccur; however, future disruptions or issues may be material in the future.

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

We receive revenues and expend expenses in currencies other than the U.S. dollar. Changes in the value of the currencies that we receive as revenues and the currencies used to pay expenses (versus the U.S. dollar), could result in an adverse charge being recorded to our income statement. Our currency remeasurement gains and losses are charged against earnings in the period incurred.

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

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond the control of the Company. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals visiting casinos, whether land-based or online, or otherwise engaging in entertainment and leisure activities, including gaming. As a result, the Company cannot ensure that demand for its products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities, such as gaming. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce the Company’s online games, reducing the Company’s cash flows and revenues. If the Company experiences a significant unexpected decrease in demand for its products, it could incur losses.

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

In October 2022, and effective in August 2022, we acquired 100% of GMG Assets, which was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. As part of such acquisition, the Company agreed to pay Mr. Mark Weir a monthly cash incentive bonus to assist in the running of GMG Assets. The bonus structure provides for the payment to Mr. Weir of 100% of the profits generated up to 50,000 GBP (approximately USD $60,830) then thereafter 10% of the profits generated by GMG Assets up to a maximum of 150,000 GBP (approximately USD $182,490) per annum. The aforementioned profits will be calculated as revenues less cost of goods sold, less any taxes paid or incurred. A cash alternative maximum percentage of the prize value in RKings will be set by the Board of Directors of the Company, from time to time.  The bonus payable as discussed above may materially decrease the amount of funds we generate from the operations of GMG Assets and/or disincentive Mr. Weir from generating profits after the first 50,000 GBP (approximately USD $60,830) or 150,000 GBP (approximately USD $182,490). A bonus of 74,460 GBP (approximately USD $86,933) was paid to Mr. Weir in 2023.

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

We rely on third-party providers to validate the identity and identify the location of our RKings and Mexplay users, and if such providers fail to perform adequately or provide accurate information, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on in connection with RKings and Mexplay, will perform adequately, or be effective. We rely on geolocation and identity verification systems to ensure they we are in compliance with certain applicable laws and regulations, and any service disruption to those systems would prohibit us from operating and adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access such product offerings, in each case based on an inaccurate identity or geographic location determination. Our third-party geolocation service providers rely on their ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by their third-party service providers may result in our inability to accurately determine the location of users. Moreover, our inability to maintain existing contracts with third-party service providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines or lawsuits, may lose licenses, and our business, financial condition and results of operations could be adversely affected.

We rely on third-party payment processors to process deposits and withdrawals made by RKings and Mexplay users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by RKings and Mexplay users. If any of our third-party payment processors terminate their relationship or refuses to renew their agreements on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, may contain errors or vulnerabilities, may be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain users, or comply with applicable laws and regulations.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments that we accept from users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our product offerings less convenient and attractive to users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected. Additionally, we may be subject to fines or penalties for failing to comply with applicable rules and regulations which could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

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

Our business is subject to a number of federal, state, local and foreign laws and regulations governing data privacy and security, including with respect to the collection, storage, use, transmission and protection of personal information. In particular, we are subject to the GDPR, as discussed above under “Item 1. Business—Regulation—Non-U.S. Regulatory Environment”. Compliance with the GDPR requires us to incur significant compliance and operational costs. In addition, a data supervisory authority may find our data processing practices and compliance steps to be inconsistent with the GDPR’s application in their respective jurisdiction. Data supervisory authorities also have the power to issue fines for non-compliance of the GDPR of up to 4% of an organization’s annual worldwide turnover or €20m (£17.5 million under the UK GDPR) (or approximately USD $21.2 million and USD $21.3 million, respectively, as of October 31, 2023), whichever is higher. Data subjects also have a right to compensation, as a result of an organization’s breach of the GDPR that has affected them, for financial or non-financial losses (e.g., distress). Our non-compliance with the GDPR and/or other similar laws could result in significant penalties and liability for the Company.

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

According to actionnetwork.com, as of November 7, 2022, sports betting is legal in 37 states (including the District of Columbia). As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

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

Our, or our customers’, gaming licenses could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our (or our customer’s) eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions or cause any of our customers to cease offering our products in those jurisdictions. We and our customers may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations or those of our customers. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our iGaming operations. Any failure by us or our customers to maintain or renew existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our financial condition, results of operations, and cash flows. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming or new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any new or increased gaming or the material increase or adoption of additional taxes or fees, could have a material adverse effect on our future financial results.

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

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. We currently block direct access to wagering on our website from the United States and other jurisdictions in which we do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to our platform and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, our payment service providers use their own identity and internet service provider (ISP) verification software. Despite all such measures, it is conceivable that a user, underage, or otherwise could devise a way to evade our blocking measures and access our website from the United States or any other foreign jurisdiction in which we are not currently permitted to operate.

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

We may apply for patent protection in the United States, Canada, Asia Pacific, Europe, Mexico and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and we can provide no assurance that any of these patents will be issued at all. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating our solutions or using some or all of the processes that are the subject of such patent applications. Such limitation may lead to increased competition within the finite market for our solutions. Even if patents are issued to us, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Our success may also depend on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property, and other game innovations and if the granted patents are challenged, protection may be lost. We may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

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

We may also infringe on other intellectual property rights belonging to third parties, such as trademarks, copyrights, and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involves complex legal and factual issues and our products, branding or associated marketing materials may be found to have infringed on existing third-party rights. When any third-party infringement occurs, we may be required to stop using the infringing intellectual property rights, pay damages and, if we wish to keep using the third-party intellectual property, purchase a license or otherwise redesign the product, branding or associated marketing materials to avoid further infringement. Such a license may not be available or may require us to pay substantial royalties.

It is also possible that the validity of any of our intellectual property rights might be challenged either in standalone proceedings or as part of infringement claims in the future. There can be no assurance that our intellectual property rights will withstand an invalidity claim and, if declared invalid, the protection afforded to the product, branding or marketing material will be lost.

Moreover, the future interpretation of intellectual property law regarding the validity of intellectual property by governmental agencies or courts in the United States, Asia Pacific, Europe, Mexico, or other jurisdictions in which we have rights could negatively affect the validity or enforceability of our current or future intellectual property. This could have multiple negative impacts including, without limitation, the marketability of, or anticipated revenue from, certain of our products. Additionally, due to the differences in foreign patent, trademark, copyright, and other laws concerning proprietary rights, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States, Asia Pacific, Europe or Mexico. Our failure to possess, obtain or maintain adequate protection of our intellectual property rights for any reason in these jurisdictions could have a material adverse effect on our business, results of operations and financial condition.

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

Anthony Brian Goodman, our Chief Executive Officer and Chairman, as well as our principal shareholder, currently controls approximately 53.6% of the voting power of our capital stock (including shares of common stock which will be issuable to Mr. Goodman upon the vesting of Restricted Stock Units upon the filing of this Report), including as a result of his ownership of 1,000 shares of Series B Preferred Stock which vote 7,500,000 shares on all shareholder matters. As a result, Mr. Goodman can influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because of Mr. Goodman’s voting control, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This concentrated control limits or severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities.

Anthony Brian Goodman, our Chief Executive Officer and Chairman, beneficially owns greater than 50% of our outstanding voting shares, which causes us to be deemed a “controlled company” under the rules of Nasdaq.

Anthony Brian Goodman, our Chief Executive Officer and Chairman, and our principal shareholder, controls approximately 53.6% of the voting power of our capital stock as of the date of this Report (including shares of common stock which will be issuable to Mr. Goodman upon the vesting of Restricted Stock Units upon the filing of this Report), including as a result of his ownership of 1,000 shares of Series B Preferred Stock which vote 7,500,000 shares on all shareholder matters. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and, as such, can elect to be exempt from certain corporate governance requirements, including requirements that:

●	a majority of the Board of Directors consists of independent directors;
●	the board maintains a nominations committee with prescribed duties and a written charter; and
●	the board maintains a compensation committee with prescribed duties and a written charter and comprised solely of independent directors.

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

The employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer, and Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, provide for the payment of certain severance payments upon termination.

The employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer and Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, provide that if either are terminated during the term of such agreements by the Company without cause (as defined in the agreement) or by the executive for good reason (as defined in the agreement), such executives are due a severance payment. That severance payment is equal to (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Goodman’s then current annual basic salary (six months of Ms. Feng’s plus (ii) an amount equal to his/her targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”). Additionally, if either executive is terminated (a) by the Company for any reason other than cause or due to illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined in the agreements) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments). Additionally, if either executive is involuntarily terminated, any unvested options vest immediately and are exercisable until the later of the original termination date thereof and 24 months after such termination date.

Potential competition from our existing executive officers, after they leave their employment with us, and subject to the non-compete terms of their employment agreements, could negatively impact our profitability.

Although Mr. Anthony Brian Goodman, our Chief Executive Officer, and Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, are prohibited from competing with us while they are employed with us and for twelve months thereafter (subject to the terms of, and exceptions set forth in, their employment agreements with the Company), none of such individuals will be prohibited from competing with us after such twelve-month period ends. Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or have a material adverse effect on our revenues, results of operations and cash flows. Any of the foregoing could reduce our future revenues, earnings, or growth prospects.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results including foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

It is expected that moving forward, the Company will derive more than 60% of its revenue from transactions denominated in currencies other than the United States dollar.  For the year ended October 31, 2023, the Company derived 68% of its revenue from transactions denominated in currencies other than the United States dollar. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where it conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States, Asia Pacific, Europe, Mexico or enforcing American judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on it. The Company believes that management’s experience to date in commercializing its products and solutions in Asia Pacific may be of assistance in helping to reduce these risks. Some countries in which the Company may operate may be considered politically and economically unstable.

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

In addition, as the majority of the Company’s revenue is generated from transactions denominated in currencies other than the United States dollar, fluctuations in the exchange rate between the U.S. dollar, the Pound Sterling, the Euro and other currencies of the Asia Pacific may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of our revenue and expenses are denominated in currencies other than the United States dollar, particularly various currencies of the Asia Pacific, the Euro and the Pound Sterling. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of our assets outside of the United States. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products, which they may be unable or unwilling to pay.

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

We have authorized capital stock consisting of 250,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this Report, we have 36,253,432 shares of common stock issued and outstanding (which is expected to increase to 36,615,932 after the filing of this Report upon the vesting of certain restricted Stock Units) and 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The holder of the shares of the Series B Voting Preferred Stock (Anthony Brian Goodman, our Chief Executive Officer and Chairman) has the right to vote those shares of the Series B Voting Preferred Stock regarding any matter or action that is required to be submitted to the shareholders of the Company for approval.

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

As of the date of this Report, we have 1,000 shares of Series B Voting Preferred Stock issued and outstanding. The Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman is the holder of the shares of the Series B Voting Preferred Stock.  The Series B Preferred Stock, includes (a) the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time; (b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date when the aggregate beneficial ownership of the Company’s common stock of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding, or the first business day thereafter that the Company becomes aware of such; and (c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock).

As such, the Series B Voting Preferred Stock in effect votes approximately 17% of the current total vote on all shareholder matters and exercises control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, the power to prevent or cause a change in control and to determine the outcome of most matters submitted to a vote of our shareholders. The interests of Mr. Goodman may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This preferred share structure severely restricts other shareholders’ ability to influence corporate matters and Mr. Goodman may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities. See also the risk factor entitled, “Anthony Brian Goodman, our Chief Executive Officer and Chairman, exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control”, above for additional risks related to Mr. Goodman’s voting control over the Company.

Certain warrants we have granted include anti-dilutive rights

In connection with our October 2021 placement of common stock and warrants, we granted the investors in the offering warrants to purchase 496,429 shares of common stock, which have a term of three years (through October 28, 2024), and an exercise price of $8.63 per share (subject to customary adjustments for stock splits, dividends and recapitalizations). Additionally, the exercise price of the warrants include anti-dilution rights, which provide that if at any time the warrants are outstanding, we issue (or announce any offer, sale, grant or any option to purchase or other disposition) or are deemed to have issued (which includes shares issuable upon exercise of warrants and options and conversion of convertible securities) any common stock or common stock equivalents for consideration less than the then current exercise price of the warrants, the exercise price of such warrants will be automatically reduced to the lowest price per share of consideration provided or deemed to have been provided for such securities. Notwithstanding the above, certain excepted issuances do not trigger a reset of the anti-dilution rights, including the issuance of (a) shares of common stock or options to employees, officers, directors or consultants of the Company pursuant to any stock or option plan for services rendered to the Company, (b) securities issuable upon the exercise or exchange of or conversion of any securities outstanding as of the date of grant, and (c) securities issued pursuant to acquisitions or strategic transactions, provided that such securities are issued as “restricted securities” and carry no registration rights that require or permit the filing of any registration statement in connection therewith (subject to certain exceptions), and provided that such issuances are only made to an owner of an asset (or the equity holders thereof) in a business synergistic with the business of the Company, in cases subject to certain other requirements. The reduction of the exercise price of the warrants in the event that we offer, sell, grant or issue, or are deemed to have offered, sold, granted or issued shares of common stock below the then exercise price of the warrants, could result in the Company receiving significantly less consideration upon the exercise of the warrants (or in some cases only nominal consideration), results in greater dilution to existing shareholders, and/or creates additional overhang for our common stock. Any or all of the above could have a material adverse effect on the trading price of our common stock.

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

Our common stock is, and for the foreseeable future, our common stock is expected to be, followed by a limited number of market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $4.46 per share and as low as $1.95 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

Our Articles of Incorporation contain a specific provision that limits the liability of our directors and officers for monetary damages to the Company and the Company’s shareholders to the fullest extent permitted by Nevada law and require us, under certain circumstances, to indemnify officers, directors and employees.

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

Any provision of our Articles of Incorporation, as amended, or Bylaws, or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Our Articles of Incorporation allow for our Board of Directors to create a new series of preferred stock without further approval by our shareholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

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

Pursuant to the Meridian Purchase Agreement, upon the Closing, the Meridian Sellers are expected to collectively own approximately 69% of the Company’s then outstanding shares of common stock, and approximately 67% of the Company’s then outstanding voting shares. Assuming the Post-Closing Shares are issued, the Meridian Sellers will collectively own approximately 71% of the Company’s then outstanding shares of common stock, and approximately 68% of the Company’s then outstanding voting shares. The above percentages are based on the Company’s currently outstanding shares of common stock and voting shares. As a result, the total shares of common stock and preferred stock issuable upon closing of the Meridian Purchase Agreement will cause significant dilution to existing shareholders, and result in a change of control.

The number of shares of common stock and preferred stock that will be issuable in the Meridian Purchase Agreement are not adjustable based on the market price of the Company’s common stock, so the shares issued at the closing may have a greater or lesser value than the market price at the time the Meridian Purchase Agreement was signed.

The number of shares of common stock issuable at the closings of the Meridian Purchase Agreement is fixed. Any changes in the market price of the Company’s common stock before the closing will not affect the number of shares the Meridian Sellers will be entitled to receive pursuant to the Meridian Purchase Agreement. Therefore, if before the closing, the market price of the Company’s common stock declines from the market price on the date of the Meridian Purchase Agreement, then the Meridian Sellers could receive consideration with a substantially lower value. Similarly, if before the completion of the Meridian Purchase Agreement, the market price of the Company’s common stock increases from the market price on the date of the Meridian Purchase Agreement, then the Meridian Sellers could receive consideration with substantially more value for their shares of the Meridian Companies capital stock than the parties had negotiated for in the establishment of the initial value per share of Company common stock ($3.00 per share). The Meridian Purchase Agreement does not include a price-based termination right.

The Company’s shareholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Meridian Purchase Agreement.

Pursuant to the Meridian Purchase Agreement, following the closing of the Meridian Purchase Agreement,  the Meridian Sellers are expected to collectively own approximately 69% of the Company’s then outstanding shares of common stock, and approximately 67% of the Company’s then outstanding voting shares. Assuming the Post-Closing Shares are issued, the Meridian Sellers will collectively own approximately 71% of the Company’s then outstanding shares of common stock, and approximately 68% of the Company’s then outstanding voting shares. The above percentages are based on the Company’s currently outstanding shares of common stock and voting shares. In addition, the five-member board of directors of the combined company will initially be comprised of one member selected by the Meridian Sellers (which appointment right is set forth in the designation of the Series C Voting Preferred Stock) to be the Chairman of the board of directors, and four directors selected by the current members of the board of directors of the Company. Consequently, the Company’s shareholders will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of the Company.  If the aggregate beneficial ownership of the Meridian Sellers decreases to 40% or less of the outstanding common stock of the Company, the Meridian Sellers, pursuant to the terms of the Series C Voting Preferred Stock, have the right to appoint only one member of the Board of Directors, even if such beneficial ownership should increase above 40% again in the future. At such time as the aggregate beneficial ownership of the Meridian Sellers decreases below 10%, the Merdian Sellers have no right to appoint any members to the Board of Directors, except through their vote of the common stock, as the Series C Voting Preferred Stock automatically converts into common stock when such aggregate ownership of the Meridian Sellers decreases below 10%.

The consummation of the Meridian Purchase Agreement will result in a change of control of the Company.

Due to the significant number of shares issuable at the closing of the Meridian Purchase Agreement (i.e., 82,141,857 shares of the Company’s common stock and 1,000 shares of Series C Voting Preferred Stock, which vote 7,500,000 voting shares on all shareholder matters plus 5,000,000 shares of the Company’s common stock due within five business days following the six month anniversary of the Closing, if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith), a change of control of the Company will be deemed to have occurred, and the Meridian Sellers will obtain voting control of the Company. Additionally, the Meridian Sellers will exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a further change in control. Any investors who purchase shares or hold shares prior to the initial closing of the Meridian Purchase Agreement will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult for investors to remove the directors appointed by the Meridian Sellers, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the board of directors. An owner of the Company’s securities should keep in mind that their shares, and their voting of such shares, will likely have little effect on the outcome of corporate decisions.

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

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies (the “Purchase”) in consideration for (a) a cash payment of $30 million, due at the closing of the Meridian Purchase Agreement (the “Closing”); (b) 82,141,857 restricted shares of the Company’s common stock, with an agreed upon value of $3.00 per share, due at the Closing; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, due at the Closing; (d) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock, due within five business days following the six month anniversary of the Closing, if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith; (e) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing (the “Non-Contingent Post-Closing Consideration”); and (f) promissory notes in the aggregate amount of $15,000,000 (the “Promissory Notes”) issuable to the Meridian Sellers, due 24 months after the Closing.

We currently estimate that we will need to raise approximately $30 million to complete such acquisition; the funding required for closing may come from any number of sources, including up to $20 million of the $30 million required to be paid to the Meridian Sellers by the Company at the closing of the Meridian Purchase Agreement, may be paid from cash on hand of the Meridian Companies at closing, including from the $10 million of cash the Meridian Sellers are required to have as of Closing pursuant to the terms of the Meridian Purchase Agreement, borrowed funds and/or securities sold (subject to the prior written consent of the Meridian Sellers in their sole discretion), and cash generated by the Company through the Closing date.  We plan to raise this funding through the sale of debt or a credit line; however, we have not entered into any loan agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. In addition,  any financing may involve the issuance of warrants which will result in additional dilution to shareholders. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

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

The Meridian Purchase Agreement is subject to several conditions that must be fulfilled in order to complete the Acquisition of the Meridian Companies. These conditions to the closing of the acquisition of the Meridian Companies may not be fulfilled and, accordingly, the acquisition of the Meridian Companies may not be completed. In addition, the Meridian Purchase Agreement can be terminated:

•	by the written agreement of the parties;
•	by the Company or the Meridian Sellers if the Closing has not been completed by March 31, 2024, unless extended by the mutual consent of the parties, or automatically extended upon the occurrence of certain events;
•	by the Company or the Meridian Sellers, if a condition to closing has become incapable of fulfilment and not been waived by Purchaser;
•	by the Company or the Meridian Sellers pursuant to a due diligence termination right which has previously expired;
•	by either the Company or the Meridian Sellers if any updated schedule required to be disclosed pursuant to the terms of the Meridian Purchase Agreement could reasonably result in a material adverse effect on the disclosing party;
•

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

•

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

The Meridian Purchase Agreement may also be terminated by the Meridian Sellers or the Company at any time prior to the Closing Date if: (i) there shall be any actual action or proceeding which value is more than 1% of the Purchase Price, before any court or any governmental entity which shall seek to restrain, prohibit, or invalidate the transactions contemplated by the Meridian Purchase Agreement and which, in the judgment of the Meridian Sellers or the Company, made in good faith and based upon the advice of its legal counsel, makes it inadvisable to proceed with the Purchase; or (ii) any of the transactions contemplated by the Meridian Purchase Agreement are disapproved by any regulatory authority whose governmental approval is required to consummate such transactions (which does not include the SEC) or in the judgment of the Meridian Sellers or the Company, made in good faith and based on the advice of counsel, there is substantial likelihood that any such governmental approval will not be obtained by the required closing date) or will be obtained only on a condition or conditions which would be unduly and materially burdensome, making it inadvisable to proceed with the Purchase.

Failure to complete the Purchase could negatively impact Golden Matrix’s stock price and future business and financial results.

If the Purchase is not completed, Golden Matrix will be subject to several risks, including the following:

•	Golden Matrix and its subsidiaries may experience negative reactions from their suppliers, vendors, landlords, joint venture partners and other business partners;

•	certain amounts for which Golden Matrix may be liable under the terms and conditions of the Purchase Agreement, including the Break-Fee;

•	payment for certain costs relating to the Purchase, whether or not the Purchase is completed, such as legal, accounting, financial advisor and printing fees;

•	payment of interest due as a result of any financing required to fund the Purchase, and repayment of any loans incurred in raising capital to fund the Purchase;

•	certain costs relating to the Purchase, whether or not the Purchase is completed, such as legal, accounting, financial advisor and printing fees;

•

negative reactions from the financial markets, including declines in the price of Golden Matrix’s stock due to the fact that current prices may reflect a market assumption that the Purchase will be completed;

•	diverted attention of Company management to the Purchase rather than to Golden Matrix’s operations and pursuit of other opportunities that could have been beneficial to it; and

•	litigation related to any failure to complete the Purchase or related to any enforcement proceeding commenced against Golden Matrix to perform its obligations pursuant to the Purchase Agreement.

If the Purchase is not completed, the risks described above may materialize and they may have a material adverse effect on Golden Matrix’s results of operations, cash flows, financial position and stock price.

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

Other than ordinary routine litigation incidental to the business, the Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors, and applicable consultants. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, warrants, or convertible securities, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

The exercise of (a) any options granted to executive officers and other employees under our equity compensation plans and (b) any warrants, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the requirements of the Nasdaq Capital Market (which generally requires stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Accordingly, our stockholders bear the risk that our future offerings will reduce the market price of our common stock and dilute their stock holdings in us.

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

As a “Smaller Reporting Company”, the Company is not yet required to provide the information required by this Item.

Item 2. Properties

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for approximately 1,931 square feet of office space located at Suite 405, 2 Grosvenor Street, Bondi Junction, NSW 2022, Australia and two parking spaces, which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The rent is $115,882 ($174,032 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

The Company (through RKings) maintains office and warehousing which are month-to-month rental arrangements that can be terminated by either the landlord or tenant with 30 days’ notice.

The Company maintains a Virtual Managed Office at 3651 Lindell Road, Ste D131 Las Vegas NV, 89103, which serves as its principal business location. The office is managed by BSSI, a business solutions provider.

The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

The Company is in dispute with Mr. Paul Hardman (one of the sellers of the 80% interest in RKings, described above in Item 1. Business, Organizational History) with regards to the Holdback Amount (as defined above) of $607,607 that he has alleged is still owed to him.  That amount is accrued and included in the Company’s liabilities as of October 31, 2023.  The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

               Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, other than ordinary routine litigation incidental to the business, we are not currently a party to any material legal proceeding. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

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

Holders

According to the records of our transfer agent, as of October 31, 2023, there were approximately 75 record holders of our common stock and one holder of our Series B Voting Preferred Stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the quarter ended October 31, 2023, and from the period from November 1, 2023 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Recent sales of unregistered securities during the quarter ended October 31, 2023

None.

Recent issuances of unregistered securities subsequent to our fiscal year ended October 31, 2023

None.

Issuer Repurchases of Equity Securities

On March 29, 2023, the Board approved the purchase of up to $2 million in shares of the Company’s common stock for the purpose of mitigation of significant overhang on the market for the Company’s common stock; attractive use of the Company’s capital to purchase stock at current prices; a more tax-efficient way of returning capital to stockholders compared to declaring cash dividends; and accretion to earnings per share. No shares of common stock were purchased during the quarter ended October 31, 2023, and the repurchase program expired on September 29, 2023.

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

Summary of Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Results of Operations. An analysis of our financial results comparing the twelve-month periods ended October 31, 2023 and 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Overview

We operate (i) as an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (ii) a provider of pay to enter prize competitions in the United Kingdom (UK), through RKingsCompetitions Ltd. and GMG Assets and (iii) an online casino in Mexico through Golden Matrix MX.

We have historically operated in the B2B segment where we develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific (APAC) region. With the acquisitions of RKings (effective November 1, 2021 as to 80% and effective November 4, 2022, as to the remaining 20%) and GMG Assets (effective on August 1, 2022), we entered into the business-to-consumer (“B2C”) segment by offering pay to enter prize competitions throughout the UK. Also, in the B2C segment, on July 11, 2022, the Company acquired Golden Matrix MX, which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The Company’s online casino and related activities in Mexico commenced generating revenues in March 2023.

We derive revenues from four distinctive revenue streams; they are segregated into the B2B and B2C segments.

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

In the B2B segment there are two revenue streams:

(i) Company charges gaming operators for the use of the Company’s unique intellectual property (IP) and technology systems; and

(ii) a royalty charged on the use of third-party gaming content.

As of October 31, 2023, our systems had over 8.2 million registered players and a total of more than 785 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland, and we have expanded our marketing efforts to reach customers throughout the UK. As of October 31, 2023, RKings has over 325,000 registered users. GMG Assets has completed 150 transactions since November 1, 2022, representing $5,642,703 in revenues and $198,470 in net income. Also, Mexplay commenced generating revenues from online casino (and related activities) in Mexico in March 2023. As of October 31, 2023, Mexplay has over 61,000 registered users; and since March 2023, it has generated $337,659 in revenues.

In the B2C segment, there are two revenue streams:

(i) selling prize competitions tickets directly to customers for prizes throughout the United Kingdom ranging from automobiles to jewelry as well as travel and entertainment experiences (We consider the operations of GMG Assets a part of the operations of RKings in that GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business); and

(ii) revenues generated from our online casino in Mexico, branded as Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offer tournament competition prizes similar to those offered by RKings.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s activity is highly scalable. We are highly encouraged by recent revenue growth, clearly demonstrating the acceptance and reputation of the Company’s GM-X and GM-Ag Systems and its gaming content in the B2B segment as well as the popularity of the Company’s pay to enter prize competitions in the B2C segment. We plan to continuously add new products to our offerings in the B2B segment and expand our tournament platform in the B2C segment and anticipate revenue growth assuming we are successful therewith.

The Company has generated positive cash flows from operating activities since 2018. The Company is self-sustaining, and its cash needs are met through current operations; as of October 31, 2023, the cash balance was $17,100,280. We believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Unused sources of liquid assets, as of October 31, 2023, mainly included cash of $17,100,280, receivables (including receivables from related party) of $3,882,629 and inventory of $1,714,525, with offsetting liabilities of $4,479,423.

The Company does not have material cash requirements other than a possible payment of approximately $607,607 (GBP 500,000) in connection with the acquisition of RKings, which payment is currently subject to ongoing claims.

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

The Company does not intend to make significant investments (except for potential acquisitions, none of which are currently pending other than the pending Meridian Purchase Agreement) to support our business growth strategy. We believe that our business model is highly scalable and our existing resources can be leveraged to (i) develop new offerings and features, (ii) enhance our existing platform, and (iii) improve our operating infrastructure.

The Company may face significant costs with respect to legal fees incurred in the applications for licenses, continued regulatory requirements, and legal representation.

To acquire complementary businesses and technologies, we may need to pursue equity or debt financing to secure additional funds, and we are currently seeking debt or equity funding in connection with the acquisition contemplated by the Meridian Purchase Agreement. Our ability to obtain additional capital will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

Results of Operations

Revenues

The Company currently has four distinctive revenue streams. In the B2B segment there are two revenue streams (i) charges for usage of the Company’s software, and (ii) a royalty charged on the use of third-party gaming content. In the B2C segment, there are two revenue streams (i) selling tickets directly to customers to enter prize competitions in the UK through RKings, and (ii) the operation of an online casino in Mexico.

B2B segment, revenue descriptions:

(i). charges for usage of the Company’s software

The Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems. Revenues derived from such charges were based on the usage of the systems by the clients.

Total revenues recognized from the usage of our gaming IP and technology systems for the twelve months ended October 31, 2023 and 2022, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

Related party	$662,532	$862,373
Third party	30,945	9,693
Total	$693,477	$872,066

The decrease of $178,589 in revenues in the twelve-month period ended October 31, 2023, relating to IP gaming revenues, compared to the twelve-month period ended October 31, 2022, is due to the Company focusing on appointing more resellers of third-party gaming content and reducing its reliance on related parties. The increase in revenues from third-party clients can be attributed to the acquisition of new customers. Although the Company operates in a highly competitive environment, the Company’s aim is to appoint more resellers that will expand the Company’s global presence while it continues to broaden its product offerings which have already resulted in an increase in alternate revenue streams, as discussed below.

Included in the IP and technology systems revenues are $662,532 of revenues from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife, Marla Goodman. During the twelve months ended October 31, 2022, the Company generated $872,066 of revenues from its unique IP and technology systems, including $862,373 from Articulate.

(ii). a royalty charged on the use of third-party gaming content

Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

Revenues derived from the reselling of gaming content during the twelve-months ended October 31, 2023 and 2022, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

Revenues from reselling of gaming content	$14,935,803	$13,976,193

This is an increase of $959,610 in revenues in the twelve-month period ended October 31, 2023, relating to third party gaming content, compared to the twelve-month period ended October 31, 2022.  The increase can be attributed to the integration of fresh and popular gaming content into the Company’s GM-Ag system, drawing in a greater number of new customers and operators and boosting usage.

There has been recent pressure from the highly competitive online gaming landscape in the Asian Pacific region and the Company has also been affected by the loss of certain gaming operators. The Company has implemented certain strategies to overcome the recent loss of certain gaming operators and also to mitigate the competitive environment. These strategies include adding new popular gaming content to its portfolio that offers higher margins and implementing certain innovations in the Company’s GM-Ag system.

The Company’s strategic emphasis on expanding product diversity is expected to attract more resellers, allowing the Company to scale its distribution more efficiently and broaden its global reach. As the Company engages additional resellers, it will also increase its number of operators and broaden its global market. We believe that this is achievable via the Company’s GM-Ag system that is more suitable for Latin American and European markets.

B2C segment, revenue description:

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

Revenues derived from the sales of prize competitions tickets, purchases and sales of prizes from the RKings prize winners as well as the online casino in Mexico during the twelve-months ended October 31, 2023, and 2022, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

RKings - prize competition tickets	$22,564,410	$20,162,329
GMG Assets - purchases and sales of prizes from the RKings prize winners	5,642,703	1,024,268
Online casino in Mexico	337,659	-
Total	$28,544,772	$21,186,597

Prize competition tickets and purchases and sales of prizes from the RKings prize winners

During the twelve months ended October 31, 2023, and 2022, revenues from prize competitions were $28,207,113 and $21,186,597, respectively, which included $5,642,703 and $1,024,268, respectively, of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business. This aspect of the business became effective August 1, 2022. The increase of $7,020,516 in revenues in the twelve-month period ended October 31, 2023, relating to sales of prize competitions tickets, compared to the twelve-month period ended October 31, 2022, is mainly attributable to the revenues derived from facilitating cash alternative offers which did not exist until August 31, 2022, and the introduction of an expanded tournament platform at RKings from June 2023, which has increased popularity and revenues at RKings.

Online casino in Mexico

During the twelve months ended October 31, 2023, and 2022, revenues from online casinos were $337,659 and $0, respectively. The increase of $337,659 in revenues in the twelve-month period ended October 31, 2023, relating to online casino, compared to the twelve-month period ended October 31, 2022, is due to the online casino not being operational until March 2023.

Total B2B and B2C combined revenues for the twelve months ended October 31, 2023 and 2022 were $44,174,052 and $36,034,856, respectively.

Costs of goods sold

The Company currently has three distinctive sources of cost of goods sold.  Two are related to the B2B segment (i.e., (i). charges for usage of the Company’s software and (ii). a royalty charged on the use of third-party gaming content) and the third is related to the B2C segment.

B2B segment, Cost of goods sold descriptions:

(i). charges for usage of the Company’s software

The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. The amortization expenses of the stock options granted to consultants recognized in the twelve months ended October 31, 2023 and 2022 are shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

Amortization of Consultants Options	$520,410	$562,857

During the twelve months October 31, 2023, and 2022, cost of goods sold, due to the amortization of options, was $520,410 and $562,857, respectively. The decrease of $42,447 in the cost of goods sold was due to certain stock options being fully amortized in the prior fiscal year.

(ii). a royalty charged on the use of third-party gaming content

The cost of usage of the third-party content (the reselling of the gaming content) is recognized as a cost of goods sold (COGS). The cost of goods sold during the twelve-months ended October 31, 2023 and 2022 is shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

COGS due to reselling of gaming content	$11,454,420	$10,352,814

During the twelve months ended October 31, 2023, and 2022, cost of goods sold due to the usage of gaming content was $11,454,420 and $10,352,814, respectively. The increase of $1,101,606 in cost of goods sold from the resale of gaming content in the twelve-month period ended October 31, 2023, compared to the twelve months ended October 31, 2022, was attributable to the increase in the diversity and usage of the gaming content via the Company’s GM-Ag system. The Company incorporated new popular gaming content into its GM-Ag system between 2022 and 2023, leading to enhanced royalty charges. The increase in the cost of goods sold was mainly due to the increased royalty charges associated with the newly integrated gaming content.

B2C segment, Cost of goods sold descriptions:

The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences.

The Company also incurs cost of goods sold related to the online casino Mexplay for usage of third-party gaming content.  Mexplay commenced generating revenues in March 2023.

Cost of goods sold due to prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom and the purchases of prizes from the RKings prize winners as well as the costs of goods sold related to the online casino in Mexico during the twelve-months ended October 31, 2023, and 2022, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

RKings - prize competition tickets	$16,835,297	$14,993,765
GMG Assets - purchases and sales of prizes from the RKings prize winners	5,451,975	962,793
Online casino in Mexico	43,079	-
Total	$22,330,351	$15,956,558

Prize competition tickets and purchases and sales of prizes from the RKings prize winners

During the twelve months ended October 31, 2023, and 2022, cost of goods sold relating to prizes purchased to be awarded in the prize competitions was $22,287,272 and $15,956,558, respectively. The increase of $6,330,714 in cost of goods sold from the resale of prizes in the twelve-month period ended October 31, 2023, compared to the twelve months ended October 31, 2022, was mainly attributable to the costs related to facilitating cash alternative offers of $5,451,975, as discussed above, which the Company only began offering on August 1, 2022, after the acquisition of GMG Assets.

Online casino in Mexico

During the twelve months ended October 31, 2023 and 2022, cost of goods sold due to usage of third-party gaming content on the online casino in Mexico was $43,079 and $0, respectively. The increase of $43,079 in cost of goods sold in the twelve-month period ended October 31, 2023, relating to online casinos, compared to the twelve-month period ended October 31, 2022, is due to the online casino not being operational during the twelve-month period ended October 31, 2022.

Total cost of goods sold for the twelve months ended October 31, 2023, and 2022 was $34,305,181 and $26,872,229, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $9,868,871 for the twelve months ended October 31, 2023, compared to gross profit of $9,162,627 for the twelve months ended October 31, 2022, an increase of $706,244 from the prior period, mainly due to the increase of $984,382 of gross profit from the B2C segment, which was mainly due to the increase in revenues from RKings and GMG Assets, as discussed above. RKings and GMG Assets, combined, contributed $5,919,841 and $5,230,039, respectively, to gross profit for the twelve months ended October 31, 2023 and 2022.

Gross profit margin was 22% for the twelve months ended October 31, 2023, compared to 25% for the twelve months ended October 31, 2022. The gross profit margin in B2B segment was 23% for the twelve months ended October 31, 2023, down from 26% in the corresponding period of 2022. This decline in the B2B segment’s gross profit margin can be primarily attributed to the intense competition in the supply of specific brands of online gaming content in the Asia Pacific region and the Company’s aggressive pricing of these prominent brands to attempt to maintain the loyalty of its existing client base and to also expand the customer base by remaining competitive. The Company has already adopted a strategy with the goal of counteracting this challenge and to restore the higher margins by selling gaming content in bundles to its clients. The bundles will contain not only the prominent content but also new popular content on which the Company derives higher margins. Whilst these bundles of content will still be offered at highly competitive prices, they are expected to offer substantially higher margins due to the mix.

The gross profit margin in B2C segment was 22% for the twelve months ended October 31, 2023, compared to 25% for the twelve months ended October 31, 2022. The reduction in the B2C segment’s gross profit margin was largely influenced by the increase in revenues from GMG Assets, which carries a gross profit margin of 3%, thus diluting the overall gross profit margin in the B2C segment.

Moving forward, the Company expects to enhance the variety of gaming content within its GM-Ag system and emphasize the promotion of gaming content with higher profit margins in the B2B segment. Additionally, the Company plans to persist in the expansion of RKings’ website, undertaking initiatives to introduce a new and more diverse range of tournaments offering higher margins.

General and administrative Expenses

General and administrative expenses consist primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll costs, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, professional fees, depreciation expenses and amortization expenses on our intangible asset (see “NOTE 9 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data). Total general and administrative expenses for the twelve months ended October 31, 2023 and 2022, are shown in the following table:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

General & Administrative Expenses	$8,431,192	$6,128,998

The increase in the general and administrative expenses for the twelve months ended October 31, 2023, compared to the twelve months ended October 31, 2022, was mainly due to increased stock-based compensation expense of $829,279 for employees and consultants, increased payroll costs of $681,159 in the B2B segment, increased consulting fees of $296,771 and increased operating expenses of $497,278 for our recently launched Mexplay operation. The increase in the stock-based compensation was mainly due to the RSUs issued to consultants and employees during the first and second quarters of this fiscal year. The increase in payroll costs was mainly due to an increase in the number of employees for the maintenance and development of RKings’ and Mexplay’s websites, development of the GM-Ag platform, providing customer services and management of day-to-day operations. The increase in consulting fees was mainly related to the oversight of RKings and Mexplay, as well as the customer service within the B2B segment. The operating expenses of Mexplay were primarily associated with the marketing expenditures, payment gateway transaction fees and accounting service fees.

General and administrative Expenses – Related Parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s management and Directors. During the twelve months ended October 31, 2023 and 2022, general and administrative expenses from related parties were $1,963,926 and $2,841,137, respectively. The components of general and administrative expenses from related parties are as follows:

	Twelve Months Ended	Twelve Months Ended
	October 31	October 31
	2023	2022

Stock-based compensation	$1,093,558	$2,095,600
Consulting and salary expenses	870,368	745,537
Total	$1,963,926	$2,841,137

During the twelve-months ended October 31, 2023, and 2022, the stock compensation expenses decreased as the Company determined that it is not probable that the EBITDA performance condition for RSUs issued to directors and specific consultants would be achieved for the fiscal year ended October 31, 2023. Only the revenue performance condition will be met for the RSUs. Consequently, the Company recognized stock-based compensation cost for half of the RSUs granted to directors and certain consultants, in contrast to the full vesting observed in the preceding fiscal year. The consulting and salary expense increased by $124,831, which is principally due to the increased compensation to the Company’s directors and officers.

Interest Expense

During the twelve-months ended October 31, 2023, and 2022, interest expense was $12,400 and $0, respectively. The increase in interest expense was due to interest on the Company’s credit card balance, interest charged on the overdue tax liabilities of RKings, and interest charged on the overdue payroll tax liabilities of GTG.

Interest income

Interest income was attributable to the interest from the bank savings. During the twelve-months ended October 31, 2023, and 2022, interest income was $57,004 and $9,190, respectively. The increase of $47,814 in interest income was mainly due to an increase in interest rates.

Foreign Exchange Gain (loss)

The foreign exchange gain (loss) is mainly due to the fluctuation of the Euro, British Pound, Mexican Peso against the U.S. dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than U.S. dollars.

During the twelve-months ended October 31, 2023,  the foreign exchange loss was $7,801, and during the twelve-months ended October 31, 2022, the foreign exchange gain was $261,395. The decrease of $269,196 of foreign exchange gain was mainly due to the depreciation of the US dollar against other currencies, in which the Company has liabilities.

Provision for income taxes

The provision for income taxes was $683,306 for the twelve months ended October 31, 2023, compared to $419,049 for the twelve months ended October 31, 2022. The increase of $264,257 was attributable to the increase in UK gross profits resulting in the corresponding increase in tax expenses in the B2C segment in the UK. There is no provision for income taxes in the B2B segment during the twelve months ended October 31, 2023, and 2022, as a result of operating losses carried forward in the B2B segment.

Net income attributable to noncontrolling interest

These amounts represent the share of income that is not attributable to the Company.

Net income attributable to the noncontrolling interest for the twelve months ended October 31, 2023 and 2022, was $0 and $294,066, respectively.

As of November 4, 2022, the Company owns 100% of RKings by way of the purchase of the remaining 20% interest effective November 4, 2022.  Therefore, as of October 31, 2023, and for the twelve months ended October 31, 2023, there is no noncontrolling interest in RKings and the noncontrolling interest is $0.

The net income attributable to noncontrolling interest of $294,066 for the twelve months ended October 31, 2022, was due to the ownership of an 80% interest in RKings which was acquired effective November 1, 2021.

Net Income (loss) attributable to the Company

During the twelve-months ended October 31, 2023, and 2022, net loss was $1,172,750 and $250,038, respectively. The increase in net loss of $922,712 is mainly due to an increase in B2B payroll costs of $681,159, an increase in Mexplay operation costs of $497,278, an increase in consulting fees of $296,771, an increase in income tax expenses of $264,257, and a decrease in foreign exchange gain of $269,196, offset by an increase in gross profits of $706,244 and a decrease in net income attributable to noncontrolling interest of $294,066, each as discussed in greater detail above.

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of October 31, 2023, and 2024. EBITDA means net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Twelve Months Period Ended
	October 31, 2023	October 31, 2022
Net income (loss)	$(1,172,750)	$44,028
+ Interest expense	12,400	-
- Interest income	(57,004)	(9,190)
+ Taxes	683,306	419,049
+ Depreciation	41,380	22,847
+ Amortization	439,933	384,588
EBITDA	(52,735)	861,322
+ Stock-based compensation	2,450,011	2,665,221
Adjusted EBITDA	$2,397,276	$3,526,543

Liquidity and Capital Resources

Cash requirements

The Company is self-sustaining, and its cash needs for ongoing operations are met through current operations; as of October 31, 2023, the cash balance is $17,100,280. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, except that the Company has entered into the Meridian Purchase Agreement, as discussed above, which will require the Company to raise additional funding to complete the acquisition, and the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital as well.

As discussed in greater detail in “Item 1. Business, Summary of Recent Material Agreements, Meridian Purchase Agreement” and  “NOTE 18 – MERIDIAN PURCHASE AGREEMENT”, to the financial statements included herein under Item 8. Financial Statements and Supplementary Data), the Company agreed to acquire 100% of the Meridian Companies in consideration for cash, a promissory note and equity. The Closing is required to occur prior to March 31, 2024, unless extended by the mutual consent of the parties, or automatically extended upon the occurrence of certain events.

The Company is actively pursuing funding sources to meet the cash payment requirements described above, which are summarized below, as discussed in greater detail under “Capital Resources”, below:

Description	Amount
Cash due at the Closing – up to $20 million may be paid from cash on hand of the Meridian Companies at Closing	$30,000,000
Cash due 5 days after the six-month anniversary of the Closing	$5,000,000
Cash due twelve months after the Closing	$10,000,000
Cash due eighteen months after the Closing	$10,000,000
Notes due twenty-four months after the Closing	$15,000,000
Total	$70,000,000

As discussed above, to the extent the Meridian Purchase Agreement closes, we will need to raise $70 million to pay the amounts summarized above, including $30 million due at the Closing, less cash on hand and generated through our operations, and up to $20 million of cash which may be paid from cash on hand of the Meridian Companies at Closing.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity, except in connection with the Meridian Purchase Agreement, described above; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Sources of liquid assets, as of October 31, 2023, include cash of $17,100,280, receivables of $3,882,629 and inventory of $1,714,525, with offsetting liabilities (current and long-term) of $4,479,423.

Capital Resources

The Company does not require material cash requirements for its ongoing operations other than a possible holdback payment of approximately $607,607 (GBP 500,000) as part of the hold-back on the 80% acquisition of RKings that was completed effective November 1, 2021. The hold-back is contested by the Company and currently subject to ongoing claims.

With a cash balance of $17,100,280 and operations that are self-sustaining, the contested obligations to pay the aforementioned holdback of approximately $607,607 may be met without burdening the Company.

We do not currently have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

The Company is actively pursuing funding sources to meet the cash requirements for the Meridian Purchase Agreement described above under “Liquidity and Capital Resources - Cash requirements” of which the initial $30 million is due at the Closing; however, with the consent of, and in the sole discretion of, the Meridian Sellers, up to $20 million of the $30 million required to be paid to the Meridian Sellers by the Company at the closing of the Meridian Purchase Agreement, may be paid from cash on hand of the Meridian Companies at closing, including from the $10 million of cash the Meridian Sellers are required to have as of Closing pursuant to the terms of the Meridian Purchase Agreement. We plan to raise this funding through debt and/or equity (which may include conversion rights); however, we have not entered into any agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

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

The below table summarizes our cash and cash equivalents, working capital and shareholders’ equity as of October 31, 2023 and 2022:

	As of	As of
	October 31,	October 31,
	2023	2022

Cash and cash equivalents	$17,100,280	$14,949,673
Working capital	$18,373,253	$16,573,796
Shareholders’ equity of GMGI	$31,103,394	$26,797,415

The Company had $17,100,280 of cash on hand and total assets of $35,582,817 ($22,852,676 were current assets) at October 31, 2023. The Company had total working capital of $18,373,253 as of October 31, 2023. Included in total assets at October 31, 2023 was $10,381,710 of goodwill associated with the Company’s interest in RKings and $1,960,000 in intangible assets related to trademarks and non-compete agreements.

The Company had total liabilities of $4,479,423 (all of which were current liabilities) as of October 31, 2023, which mainly included $2,847,653 of accounts payable and accrued liabilities, $348,620 of customer deposits, and $476,485 of accrued income tax liability related to RKings’ and GMG Assets’ operations, $607,607 of contingent liability related to the RKings acquisition, and $59,089 of operating lease liabilities related to the Company’s office lease.

The increase in cash of $2,150,607 between October 31, 2023 and 2022, was mainly due to cash generated by operations.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

The Company has generated positive cash flows from operations since 2018. The Company is self-sustaining, and its cash needs are met through current operations which, as noted above, has resulted in cash balances of $17,100,280 as of October 31, 2023, and $14,949,673 as of October 31, 2022. We believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

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

The Company does not have material cash requirements other than a possible payment of approximately $607,607 (GBP 500,000) in connection with the acquisition of RKings, which payment is currently subject to ongoing claims, and the requirement to raise funds to complete the transactions contemplated by the Meridian Purchase Agreement, discussed above.

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

	Twelve Months Ended October 31,
	2023	2022
Cash provided by operating activities	$2,206,367	$2,771,418
Cash used in investing activities	(95,961)	(4,405,409)
Cash provided by (used in) financing activities	(32,322)	32,000

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the twelve months ended October 31, 2023, include stock-based compensation, depreciation of equipment, amortization expenses on intangible assets, and unrealized foreign exchange gain on contingent liability.

The Company generated cash from operating activities of $2,206,367 and $2,771,418 for the twelve-months ended October 31, 2023 and 2022, respectively. Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities.

•

The $2,206,367 of cash generated from operating activities during the twelve-months ended October 31, 2023, was due primarily to non-cash expenses relating to stock-based compensation (including stocks, options and restricted stock units issued for services) which totaled $2,450,011, depreciation and amortization of $481,313, and $3,665,151 of increase in accounts payable and accrued liabilities, offset by $1,172,750 of net loss, $3,119,642 of increase in accounts receivable, and $514,860 of increase in prize inventory.

•

The $2,771,418 cash generated from operating activities during the twelve-months ended October 31, 2022, was due primarily to $44,028 of net income, and non-cash expenses relating to stock-based compensation (including options issued for services and stocks issued for services) which were $2,665,221 during the twelve-months ended October 31, 2022.

Net cash used in investment activities was $95,961 and $4,405,409 for the twelve-months ended October 31, 2023 and 2022.

•

During the twelve-months ended October 31, 2023, the cash used in investment activities was due primarily to $52,788 in payments related to website development costs, and $30,708 in payments as the consideration to acquire GMG Assets.

•

During the twelve-months ended October 31, 2022, the cash used in investment activities was due primarily to $4,024,703 of cash consideration paid to acquire an 80% interest in RKingsCompetition Ltd and $219,934 for acquiring a gaming permit in Mexico.

Net cash provided by (used in) financing activities was $(32,322) and $32,000 for the twelve-months ended October 31, 2023, and 2022, respectively.

•	The $32,322 cash used in financing activities during the twelve-months ended October 31, 2023, was due primarily to the repurchase of the Company’s common stock.

•	The $32,000 cash provided by financing activities during the twelve-months ended October 31, 2022, was due primarily to the exercise of options.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

There can be no assurance that we will successfully address such risks, expenses, and difficulties.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in this Annual Report on Form 10-K for the year ended October 31, 2023, are those that depend most heavily on these judgments and estimates. “NOTE 2 -- SUMMARY OF ACCOUNTING POLICIES,” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data), describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

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

GOLDEN MATRIX GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of October 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended October 31, 2023, and 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2023, and 2022 and the results of its operations and its cash flows for the year ended October 31, 2023, and 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

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

Revenue Recognition

As discussed in Note 2 to the financial statements, when another party is involved in providing goods or services to the Company’s clients, a determination is made as to who is acting in the capacity as the principal in the sales transaction. Auditing management’s evaluation of agreements with customers involves significant judgment. There can also be significant judgment involved with the satisfaction of the various performance obligations.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

The Woodlands, TX

January 17, 2024

Golden Matrix Group, Inc. and Subsidiary
Consolidated Balance Sheets

	October 31, 2023	October 31, 2022
ASSETS

Current assets:
Cash	$17,100,280	$14,949,673
Accounts receivable, net	3,551,383	2,641,023
Accounts receivable – related parties	331,246	413,714
Prepaid expenses	103,271	84,372
Short-term deposit	51,971	52,577
Inventory, prizes	1,714,525	1,147,591
Total current assets	$22,852,676	$19,288,950

Non-current assets:
Property, plant & equipment, net	46,447	72,411
Intangible assets, net	2,245,341	2,607,075
Operating lease right-of-use assets	56,643	150,653
Goodwill	10,381,710	10,452,324
Total non-current assets	12,730,141	13,282,463
Total assets	$35,582,817	$32,571,413

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,847,653	$1,385,076
Accounts payable – related parties	12,921	10,637
Accrued income tax liability	476,485	324,147
Deferred revenues	108,106	182,444
Deferred tax liability	18,819	4,409
Current portion of operating lease liability	59,089	95,085
Customer deposits	348,620	109,328
Accrued interest	123	123
Contingent liability	607,607	573,197
Consideration payable – related party	-	30,708
Total current liabilities	4,479,423	2,715,154

Non-current liabilities:
Non-current portion of operating lease liability	-	59,778
Total non-current liabilities	-	59,778
Total liabilities	$4,479,423	$2,774,932

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 shares authorized; 36,162,932 and 28,182,575 shares issued and outstanding, respectively	$362	$282
Additional paid-in capital	57,023,788	51,677,727
Accumulated other comprehensive income (loss)	(73,159)	(205,747)
Accumulated deficit	(25,847,597)	(24,674,847)
Total shareholders’ equity of GMGI	31,103,394	26,797,415
Noncontrolling interests	-	2,999,066
Total equity	31,103,394	29,796,481
Total liabilities and shareholders’ equity	$35,582,817	$32,571,413

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Year Ended October 31,
	2023	2022

Revenues	$43,511,520	$35,172,483
Revenues-related party	662,532	862,373
Total revenues	44,174,052	36,034,856
Cost of goods sold	(34,305,181)	(26,872,229)
Gross profit	9,868,871	9,162,627

Costs and expenses:
G&A expense	8,431,192	6,128,998
G&A expense- related party	1,963,926	2,841,137
Total operating expenses	10,395,118	8,970,135
Income (loss) from operations	(526,247)	192,492

Other income (expense):
Interest expense	(12,400)	-
Interest earned	57,004	9,190
Foreign exchange gain	(7,801)	261,395
Total other income	36,803	270,585
Net income (loss) before tax	(489,444)	463,077
Provision for income taxes	683,306	419,049
Net income (loss)	(1,172,750)	44,028
Less: Net income attributable to noncontrolling interest	-	294,066
Net loss attributable to GMGI	$(1,172,750)	$(250,038)

Weighted average ordinary shares outstanding:
Basic	35,420,696	28,042,001
Diluted	35,420,696	28,042,001
Net income (loss) per ordinary share attributable to GMGI:
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

Net income (loss)	$(1,172,750)	44,028
Foreign currency translation adjustments	132,588	(204,027)
Comprehensive loss	(1,040,162)	(159,999)
Less: Net income attributable to noncontrolling interest	-	294,066
Comprehensive loss attributable to GMGI	$(1,040,162)	$(454,065)

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiary

Consolidated Statement of Shareholders’ Equity

 For the Twelve Months Ended October 31, 2023

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income(Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2022	1,000	$-	28,182,575	$282	$51,677,727	$(205,747)	$(24,674,847)	$26,797,415	$2,999,066	$29,796,481

Shares issued as consideration to acquire RKings	-	-	165,444	2	2,928,450	-	-	2,928,452	(2,928,452)	-
Shares issued on cashless exercise of options	-	-	7,122,230	71	(71)	-	-	-	-	-
Shares issued for services	-	-	104,277	1	265,999	-	-	266,000	-	266,000
Shares issued for vested RSUs	-	-	603,000	6	(6)	-	-	-	-	-
Purchase of common stock	-	-	(14,594)	-	(32,322)	-	-	(32,322)	-	(32,322)
FV of stock-based compensation	-	-	-	-	2,184,011	-	-	2,184,011	-	2,184,011
Cumulative translation adjustment	-	-	-	-	-	132,588	-	132,588	-	132,588
Adjustment to reduce NCI amount recorded for RKings acquisition	-	-	-	-	-	-	-	-	(70,614)	(70,614)
Net loss for the period	-	-	-	-	-	-	(1,172,750)	(1,172,750)	-	(1,172,750)
Balance at October 31, 2023	1,000	$-	36,162,932	$362	$57,023,788	$(73,159)	$(25,847,597)	$31,103,394	$-	$31,103,394

For the Twelve Months Ended October 31, 2022

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI)	interest	Equity
Balances at October 31, 2021	1,000	$-	27,231,401	$272	$43,354,366	$(1,720)	$(24,424,809)	$18,928,109	$-	$18,928,109
Fair value of shares issued for services	-	-	808	-	6,000	-	-	6,000	-	6,000
Shares issued on exercise of options	-	-	66,666	1	31,999	-	-	32,000	-	32,000
Shares issued on cashless exercise of options	-	-	112,095	1	(1)	-	-	-	-	-
Shares issued on cashless exercise of options – related party	-	-	35,023	-	-	-	-	-	-	-
FV of stock-based compensation for services	-	-	-	-	2,659,221	-	-	2,659,221	-	2,659,221
Shares issued as consideration to acquire RKings	-	-	736,582	8	5,626,142	-	-	5,626,150	-	5,626,150
Cumulative Translation adjustment	-	-	-	-	-	(204,027)	-	(204,027)	-	(204,027)
Fair value of non-controlling interest in RKings	-	-	-	-	-	-	-	-	2,705,000	2,705,000
Net profit for the period	-	-	-	-	-	-	(250,038)	(250,038)	294,066	44,028
Balances at October 31, 2022	1,000	$-	28,182,575	$282	$51,677,727	$(205,747)	$(24,674,847)	$26,797,415	$2,999,066	$29,796,481

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow

	Twelve Months Ended
	October 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(1,172,750)	$44,028
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Fair value of stock-based compensation	2,184,011	2,659,221
Fair value of shares issued for services	266,000	6,000
Unrealized foreign exchange gain (loss) on contingent liability	34,410	(110,053)
Amortization expense	439,933	384,588
Depreciation of property, plant and equipment	41,380	22,847

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(3,119,642)	(916,387)
(Increase) decrease in accounts receivable – related party	82,468	816,163
(Increase) decrease in prepaid expense	(16,958)	18,837
(Increase) decrease in inventory, prize	(514,860)	(417,886)
(Increase) decrease in operating lease assets	96,820	96,234
(Increase) decrease in receivable from shareholders of subsidiaries	-	31,359
(Decrease) increase in accounts payable and accrued liabilities	3,665,151	391,655
(Decrease) increase in accounts payable – related party	3,675	(17,590)
(Decrease) increase in accrued income tax liability	137,150	(130,648)
(Decrease) increase in deferred revenues	(71,166)	(59,755)
(Decrease) in customer deposit	249,364	46,335
(Decrease) increase in operating lease liabilities	(98,619)	(93,530)
Net cash provided by operating activities	2,206,367	2,771,418

Cash flows from investing activities:
Cash paid for purchase of RKings	-	(4,024,703)
Cash paid for purchase of GMGAsset	(30,708)	-
Cash paid for purchase of GMGI Mexico	-	(2,411)
Cash paid for leasehold improvement	-	(37,668)
Cash paid for purchase of fixed assets	(12,465)	(36,755)
Cash paid for gaming permit	-	(219,934)
Cash paid for purchase of intangible assets	(52,788)	(83,938)
Net cash used in investing activities	$(95,961)	$(4,405,409)

Cash flows from financing activities:
Purchase of common stock	(32,322)	-
Proceeds from option exercise	-	32,000
Net cash provided by (used in) financing activities	$(32,322)	$32,000

Effect of exchange rate changes on cash	72,523	(245,992)

Net increase (decrease) in cash and cash equivalents	2,150,607	(1,847,983)
Cash and cash equivalents at beginning of year	14,949,673	16,797,656
Cash and cash equivalents at end of the quarter	$17,100,280	$14,949,673

Supplemental cash flows disclosures
Interest paid	$12,400	$-
Tax paid	$531,746	$549,697

Supplemental disclosure of non-cash activities
Cashless exercise of options	$71	$1
Acquisition of 20% shares of RKings	$2,928,452	$-
Accounts payable settled with accounts receivable – related party	$-	$77,019
Accounts payable settled with accounts receivable	$2,200,000	$-
Intangible asset written down	$-	$58,000
Adjustment to non-controlling interest	$70,614	$-

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

On July 11, 2022, the Company acquired Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), which had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico, named Mexplay, which features an extensive number of table games, slots, as well as sportsbook, and offers tournament competition prizes similar to those offered by RKings. The Company’s online casino in Mexico, Mexplay, commenced generating revenues in March 2023.

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

On March 11, 2022, the Company’s Board of Directors and Mr. Goodman, as the then sole shareholder of the Company’s Series B Preferred Stock (pursuant to a written consent to action without meeting of the sole Series B Preferred Stock shareholder), approved the adoption of, and filing of, an Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock (the terms of which are discussed in greater detail under “NOTE 14 – EQUITY”, below).

Effective on August 1, 2022, the Company acquired a 100% ownership interest in GMG Assets.

On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX.

On November 30, 2022, the Company completed the purchase of the remaining 20% of RKings and effective as of November 4, 2022, the Company owns 100% of RKings.

On January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia; Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”). Pursuant to the Original Purchase Agreement, we agreed to acquire 100% of the Meridian Companies (the “Purchase”). On June 28, 2023, we entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, with the Meridian Sellers (the “A&R Purchase Agreement”), which amended certain provisions of the Original Purchase Agreement. On September 27, 2023, the Company and the Meridian Sellers entered into a First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital, dated September 22, 2023 (the “First Amendment”). Greater details are described below under “NOTE 18 – MERIDIAN PURCHASE AGREEMENT”, which transaction has not closed to date.

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

On July 11, 2022, the Company acquired 99.99% of the stock of Golden Matrix MX, a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of acquisition and was formed for the benefit of the Company, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022, and the Company’s online casino (and related activities), in Mexico, commenced generating revenues in March 2023.

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

Name	Place of Organization	Ownership
Global Technology Group Pty Ltd	Sydney, New South Wales, Australia	100% Owned
RKingsCompetitions Ltd	Northern Ireland	100% Owned
Golden Matrix MX, S.A. DE C.V.	Mexico	99.99% Owned
GMG Assets Limited	Northern Ireland	100% Owned

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. The Company has foreign currency translation adjustments of $132,588 and $(204,027) during the twelve months ended October 31, 2023 and 2022, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange loss of $7,801 and foreign exchange gain of $261,395 during the twelve months ended October 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at October 31, 2023, and 2022.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of October 31, 2023, and 2022, the allowance for doubtful accounts was $0 and $0, respectively. During the twelve-month period ending October 31, 2023 and 2022, there was no bad debt expense recorded.

Intangible Assets

Intangible assets are capitalized when a future benefit is determined. Intangible assets are amortized over the anticipated useful life of the intangible asset.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. The website development costs to upgrade and enhance the functionality of RKings’ and Mexplay’s websites were capitalized and amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. During the twelve months ended October 31, 2023 and 2022, $52,788 and $83,938 in website development costs, or related costs were incurred and capitalized, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Costs of Software to Be Sold, Leased, or Marketed”, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product. No software development costs, or related costs were incurred for the twelve months ended October 31, 2023, and 2022.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $439,933 and $384,588 during the twelve months ended October 31, 2023, and 2022, respectively.

Inventories, Prizes

                RKings purchases prizes to be awarded to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the specific identification method (which approximates the previously reported first-in, first-out (“FIFO”) method and there is no change (or cumulative change) resulting from a change in accounting method). Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. Inventory of prizes was $1,714,525 and $1,147,591 at October 31, 2023, and 2022, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment were $46,447 and $72,411 at October 31, 2023, and 2022, respectively.

Treasury Stock

Treasury stock is carried at cost.

 Revenue Recognition

The Company currently has four distinctive revenue streams. In the B2B segment, there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) royalty charged on the use of third-party gaming content. In the B2C segment, there are two revenue streams: (i) selling tickets directly to customers to enter prize competitions in the UK through RKings, and (ii) operation of an online casino in Mexico.

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

1.

The Company generates revenues through RKings from sales of prize competitions tickets directly to customers, throughout the UK, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences, and through GMG Assets, we facilitate cash alternative offers for winners of prizes within RKings’ business.

2.

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

Share-Based Compensation

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

The stock-based compensation of options issued to consultants was recognized as a component of cost of goods sold since the stock-based compensation is the direct labor cost associated with running the Company’s GM2 Asset system, in the amount of $520,410 and $562,857 during the twelve months ended October 31, 2023, and 2022, respectively.

Stock-based compensation included in general and administrative (G&A) expense is $836,043 and $6,764 during the twelve months ended October 31, 2023, and 2022, respectively.

Stock-based compensation included in G&A expense related party is $1,093,558 and $2,095,600 during the twelve months ended October 31, 2023, and 2022, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.  The Company incurred income tax expenses, directly related to its UK operations, of $683,306 and $419,049 during the twelve months ended October 31, 2023, and 2022, respectively.  The Company has no deferred tax assets, deferred tax liabilities of $18,819 and $4,409, and accrued income tax liabilities of $476,485 and $324,147, each at October 31, 2023, and 2022, respectively.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the twelve-month period ended October 31, 2023, and 2022.

	Twelve Months Ended	Twelve Months Ended
	October 31, 2023	October 31, 2022

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(1,172,750)	$(250,038)
Denominator:
Weighted average common shares outstanding	35,420,696	28,042,001

Basic earnings (loss) per common share	$(0.03)	$(0.01)

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(1,172,750)	$(250,038)
Denominator:
Weighted average common shares outstanding	35,420,696	28,042,001
Preferred shares	-	-
Warrants/Options	-	-
Convertible Debt	-	-
Adjusted weighted average common shares outstanding	35,420,696	28,042,001

Diluted earnings (loss) per common share	$(0.03)	$(0.01)

For the years ended October 31, 2023, and 2022, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11. Through October 31, 2023, Citibank has replenished $683,010 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $46,495. On November 27, 2023, an additional $26,003 was replenished by Citibank.

The Company has accounts receivable of $3,551,383 and $2,641,023 as of October 31, 2023, and 2022, respectively (net of allowance for bad debt of $0 and $0, respectively). During the twelve months ended October 31, 2023 and 2022, $2,200,000 and $0 accounts payable were settled with accounts receivable. 72% of the accounts receivable were from three customers as of October 31, 2023.

NOTE 4 – ACCOUNTS RECEIVABLE - RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounts to $331,246 and $413,714 as of October 31, 2023, and 2022, respectively.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses mainly include prepayments to the Company’s broker for stock repurchase, Nasdaq listing fees, rent, insurance, retainer for legal services, prepaid employee wages, and a one-year Gaming License fee. The balances of prepaid expenses are $103,271 and $84,372 as of October 31, 2023, and 2022, respectively. The components of prepaid expenses are as follows:

	As of	As of
	October 31,	October 31,
	2023	2022
Prepayments to suppliers	$90,329	$70,156
Prepayment for the gaming license fee	8,528	8,744
Prepaid payroll expense	4,414	5,472
Total prepaid expenses	$103,271	$84,372

NOTE 6 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for an office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years. The current rent is $115,882 ($174,032 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $51,971 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. On June 1, 2023, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. The Company has Term Deposits of $51,971 and $52,577 as of October 31, 2023, and 2022, respectively.

As of October 31, 2023, and 2022, the operating lease right-of-use asset is $56,643 and $150,653, respectively, and there was also a current operating lease liability of $59,089 and $95,085, respectively and a non-current operating lease liability of $0 and $59,778, respectively.

NOTE 7 – ACQUISITIONS

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

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company agreed to pay the GMG Sellers 25,000 British pound sterling (GBP) (USD $30,708) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

During the twelve months ended October 31, 2023, GMG Assets contributed revenues of $5,642,703 and net income attributable to the Company of $198,470.

Third Party Business Acquisition

RKings Acquisition

On November 29, 2021, the Company entered into the RKings Purchase Agreement, to acquire an 80% ownership interest in RKings from Mark Weir and Paul Hardman, individuals (each an “RKings Seller” and collectively the “RKings Sellers”), the then owners of 100% of the ordinary issued share capital of RKings.

RKings is a United Kingdom based online competition company offering business-to-consumer tournaments whereby individuals can purchase entries for online prize drawings; we refer to these tournaments as “pay to enter prize competitions”.

Pursuant to the RKings Purchase Agreement, the RKings Sellers agreed to sell the Company 80% of the outstanding capital stock of RKings (the “Purchase” and the “RKings Stock”). In consideration for the RKings Stock, we agreed to pay the RKings Sellers, pro rata with their ownership of RKings:

(1)	a cash payment of GBP £3,000,000 (USD $4,099,500);
(2)	666,250 restricted shares of the Company’s common stock, valued at $7.60 per share (the “Closing Shares” and the “Initial Share Value”); and
(3)

within seven days after the receipt of the audit of RKings (as required by Securities and Exchange Commission (“SEC”) rules and regulations), an additional number (rounded to the nearest whole share) of restricted shares of Company common stock, equal to (i) 80% of RKings’ net asset value (inventory on hand (minus allowances for reserve inventory and allocated goods and materials) plus RKings’ total cash and cash equivalents on hand; less RKings’ current and accrued liabilities, as described in greater detail in the RKings Purchase Agreement) as of October 31, 2021, divided by (ii) the Initial Share Value (the “Post-Closing Shares”).

On December 6, 2021, the Company paid the RKings Sellers the cash payment of GBP £3,000,000 (USD $4,099,500) (described in (1) above) and, on November 29, 2021, the Company issued the 666,250 restricted shares of the Company’s common stock (described in (2) above). Also, on March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock in payment of 80% of RKings’ net asset value as of October 31, 2021 (described in (3) above), in the amount of $562,650.

The RKings Purchase Agreement provided for a total of GBP £1,000,000 (USD $1,366,500) (the “Holdback Amount”) to be retained by the Company, following closing, which was to be released to the RKings Sellers within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the RKings Sellers did not default in any of their obligations, covenants or representations under the RKings Purchase Agreement or other transaction documents. On June 1, 2022, the Company notified the RKings Sellers that they were in default, under the RKings Purchase Agreement, of their obligations (aforementioned (B) above). Consequently, the Company notified the RKings Sellers that their right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration had been terminated. However, effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two RKings Sellers of the 80% interest in RKings. The Settlement Agreement was entered into to partially settle certain breaches of the RKings Purchase Agreement with the RKings Sellers (Mr. Mark Weir and Mr. Paul Hardman) whereby we agreed to pay to Mr. Weir the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”). The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration (defined and discussed below)), due to Mr. Weir under the RKings Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other RKings Seller, relating to breaches of the terms of the RKings Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

RKings Notice of Buyout

The RKings Purchase Agreement also required that the RKings Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on November 29, 2021, and which provided various rights and restrictions on the owners of RKings. One of those rights was a buyout right provided to the Company (the “Buyout Right”), which beginning on May 29, 2022 (the date that was six months from November 29, 2021), which provided the Company, upon written notice to the RKings Sellers, the right to purchase all, but not less than all, of the shares of RKings then held by the RKings Sellers (i.e., the 20% of RKings retained by such RKings Sellers following the closing of the RKing Purchase Agreement) for an aggregate purchase price equal to 20% of the product of (i) RKings’ then most recent three-month trailing EBITDA multiplied by (ii) sixteen (the “Buyout Price”). The Buyout Price was payable at the option of the Company in either (x) cash; or (y) shares of the Company’s common stock valued at $8.00 per share or any combination thereof.

On October 27, 2022, the Company exercised its Buyout Right by providing written notice to each of the RKings Sellers. In connection with such exercise, the Company agreed to pay each RKings Seller USD $661,773, which was equal to their pro rata portion of the Buyout Price, which was satisfied by the issuance by the Company to each RKings Seller of 82,722 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement) (an aggregate of 165,444 shares of common stock of the Company, the “Buyout Shares”).

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

Consideration paid for RKings	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of 666,250 restricted shares consideration at $7.60 per share	5,063,500
Fair value of contingent shares consideration for net assets	562,650
Holdback amount paid to Mr. Mark Weir	683,250
Fair value of 165,444 restricted shares at $2.95 per share	488,060
Consideration paid through October 31, 2023	$10,896,960

Additionally, in the event the (A) the Company determined, on or before the date on which the Company filed its Annual Report on Form 10-K with the SEC for the Company’s fiscal year ending October 31, 2022 (the “Filing Date”), that the increase (if any) between (1) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2022, less (2) RKings’ twelve-month trailing EBITDA for the year ended October 31, 2021, is at least GBP £1,250,000 during the twelve-month period ending October 31, 2022 (“EBITDA Metric”); and (B) the RKings Sellers did not default in any of their obligations, covenants or representations under the RKings Purchase Agreement or other transaction documents, then the Company was required to pay the RKings Sellers GBP £4,000,000 (USD $5,330,000) (the “Earn-Out Consideration”), which was payable at the option of the Company in either (a) cash; or (b) shares of Company common stock valued at $8.00 per share of Company common stock (subject to equitable adjustment in accordance with dividends payable in stock on such Company Common Stock, stock splits, stock combinations, and other similar events affecting the Company Common Stock) (such shares of Company Common Stock, if any, the “Earn-Out Shares”). For the fiscal year ended October 31, 2022, RKings did not achieve the aforementioned EBITDA Metric and did not earn the Earn-Out Consideration.

On December 6, 2021, the Company closed the RKings Purchase, which had an effective date of November 1, 2021.

In accordance with FASB ASC Section 805, “Business Combinations”, the Company has accounted for the RKings Purchase Agreement transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

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

As described more fully in “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES”, the assets and liabilities of RKings have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. During the twelve months ended October 31, 2023, RKings contributed revenues of $22,564,410 and net income attributable to the Company of $1,813,142.

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

Weir Settlement & Release

On August 1, 2022, and effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two RKings Sellers. The Settlement Agreement was entered into in order to partially settle certain breaches of the RKings Purchase Agreement which the RKings Sellers (Mr. Weir and Mr. Paul Hardman) were jointly and severally responsible for pursuant to the terms of the RKings Purchase Agreement. Pursuant to the Settlement Agreement, (a) we agreed to make a payment to Mr. Weir in the amount of £450,000 (USD $546,847), representing one-half of the £1,000,000 (USD $1,215,214) Holdback Amount, less £50,000 (USD $60,760) in excess salary payments made to Mr. Weir (the “Settlement Payment”); (b) Mr. Weir agreed to enter into an employment agreement with RKings; and (c) we and Mr. Weir, on behalf of ourselves and our affiliates and representatives, provided each other mutual releases, subject to certain customary exceptions. The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration), due to Mr. Weir under the RKings Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other Seller, relating to breaches of the terms of the RKings Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

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

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

                Property, plant and equipment, net, consists of the following for the periods indicated:

	As of
	October 31,	October 31,
	2023	2022
Fixtures, fittings and equipment	$51,811	$46,582
Computer and server	12,742	3,387
Leasehold improvements	33,361	33,750
Plant and machinery	22,205	21,070
Gross: property, plant and equipment	$120,119	$104,789
Less accumulated depreciation	(73,672)	(32,378)
Net property, plant and equipment	$46,447	$72,411

NOTE 9 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

Website development costs incurred to upgrade and enhance the functionality of Golden Matrix MX’s website (i.e., Mexplay https://www.mexplay.mx) were capitalized; which amount to $52,788 and $0 for the twelve months ended October 31, 2023, and 2022, respectively. Capitalized costs of $0 and $83,938 were incurred to upgrade RKings’ website for the twelve months ended October 31, 2023, and 2022, respectively.

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

Amortization expenses related to intangible assets were $439,933 and $384,588 for the twelve months ended October 31, 2023 and 2022, respectively. Accumulated amortization was $863,758 and $422,479 as of October 31, 2023, and 2022, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	October 31,	October 31,
	2023	2022
Definite-lived intangible assets
Aggregation Platform	$116,000	$116,000
Gaming permit in Mexico	245,644	223,725
Website Development Cost	147,455	89,829
Trademarks	2,000,000	2,000,000
Non-compete Agreements	600,000	600,000
Gross definite-lived intangible assets	3,109,099	3,029,554
Less: accumulated amortization
Aggregation Platform	(105,240)	(73,047)
Gaming permit in Mexico	(44,265)	(3,062)
Website Development Cost	(74,253)	(26,370)
Trademarks	(400,000)	(200,000)
Non-compete Agreements	(240,000)	(120,000)
Total accumulated amortization	(863,758)	(422,479)
Net definite-lived intangible assets	$(2,245,341)	$2,607,075

NOTE 10 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include superannuation payable to the management of the Company of $12,921 and $10,637, as of October 31, 2023, and 2022, respectively.

NOTE 11 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $108,106 and $182,444 as of October 31, 2023, and 2022, respectively.

NOTE 12 – CUSTOMER DEPOSITS

The Company has customer deposits in both the B2B segment and the B2C segment.

In the B2B segment there are two sources of deposits, one source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of October 31, 2023, and 2022, customer deposits for Progressive Jackpot Games amounted to $68,721 and $69,016, respectively. The other source of deposits is the payment from customers in advance of any usage of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of October 31, 2023, and 2022, a total of $259,696 and $40,312 of customer deposits are from this source.

Total customer deposits in the B2B segment amount to $328,417 and $109,328 as of October 31, 2023, and 2022, respectively.

In the B2C segment, the Company records liabilities for user account balances in Mexico. User account balances consist of user deposits, promotional awards, and user net winnings less user withdrawals. As of October 31, 2023, and 2022, user account balances were $20,203 and $0, respectively.

Total customer deposits amount to $348,620 and $109,328 as of October 31, 2023, and 2022, respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Luxor Capital, LLC

On February 22, 2016, the Company entered into an Asset Purchase Agreement with Luxor Capital, LLC, a Nevada limited liability corporation (“Luxor”), which is wholly-owned by the Company’s Chief Executive Officer, Anthony Brian Goodman. The Company purchased certain Gaming IP, along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, the Company agreed to issue 74 shares of Golden Matrix’s common stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26,201,660 shares of common stock were issued to Luxor Capital, LLC.

On March 1, 2016, the Company entered into a convertible promissory note with Luxor in the amount of $2,374,712. The promissory note is unsecured, bears interest at 6% per annum, and matured on March 1, 2017.

On September 10, 2018, the Company entered into a Settlement Agreement with Luxor whereby the parties agreed to release each other from any and all liabilities relating to the Convertible Promissory Note. Pursuant to the Settlement Agreement, the Company agreed to pay out the remaining balance of the note totaling $649,414, by converting $209,414 into common stock at a conversion price of $0.15 per share, by making a payment of $150,000 and by entering into an interest free loan for the balance of $290,000, such loan to be repaid in two equal instalments of $145,000 on September 10, 2019 and September 10, 2020. No discount was recorded for the settlement amount. On September 10, 2018, 1,396,094 shares of common stock were issued for the conversion of $209,414. The loan was fully repaid during the fiscal year ended January 31, 2021.

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

During the year ended January 31, 2021, the Company paid $290,000 to Luxor against the settlement payable. As of January 31, 2021, all of the outstanding balance has been fully repaid. Although Luxor did not charge interest on its loan to the Company, it was treated as an in-kind contribution, and as a result, an imputed interest expense of 6% was recorded. There were no transactions between Luxor and the Company after January 31, 2021.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman

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

On November 8, 2021, Mr. Goodman loaned $200 to the Company to open two bank accounts. The loan from Mr. Goodman is due on demand, unsecured with no interest and was repaid on April 25, 2022.

Effective March 10, 2022, Luxor, the then sole shareholder of the Series B Voting Preferred Stock of the Company, which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration.

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

The Amended and Restated Designation, which was filed with, and became effective with, the Secretary of State of Nevada on March 11, 2022, amended the Certificate of Designation of the Series B Preferred Stock, previously filed by the Corporation with the Secretary of State of Nevada on August 18, 2015, to, among other things: (a) include the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time after May 20, 2022; (b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series B Preferred Stock, nor any voting rights associated with such Series B Preferred Stock, of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding (Mr. Goodman beneficially owns approximately 45.6% of the Company’s outstanding common stock pursuant to Rule 13d-3 of the Exchange Act as of the date of this Report), or the first business day thereafter that the Company becomes aware of such; (c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock); (d) require the consent of the holders of at least a majority of the issued and outstanding shares of Series B Preferred Stock to (i) amend any provision of the Amended and Restated Designation, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock, (iii) adopt or authorize any new designation of any preferred stock or amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock, (iv) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Preferred Stock, (v) issue any additional shares of Series B Preferred Stock, or (vi) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock; (e) provide that the shares of Series B Preferred Stock shares are not transferrable by Mr. Goodman; and (e) clarify that the Series B Preferred stock is not entitled to any dividend rights, preemptive rights, redemption rights, or liquidation preference.

The Board of Directors determined that the inclusion of the conversion right set forth above was fair and reasonable due to the fact that Mr. Goodman, pursuant to the Amended and Restated Designation, was giving up a non-dilutive voting right of over 99.975% of the Company’s voting stock as a result of such Amended and Restated Designation, which had the principal effects of (1) lowering the voting rights of such Series B Preferred Stock from a non-dilutive 99.975% interest to a dilutive 17.1% interest (currently); and (2) providing for the right at the option of Mr. Goodman, or automatically upon certain events discussed above, for such 1,000 shares of Series B Preferred Stock, to convert into 1,000,000 shares of common stock (previously such Series B Preferred Stock had no conversion rights).

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement (“Goodman Agreement”) with Mr. Goodman. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Mr. Goodman’s base salary to $158,400 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%) and to provide for annual increases in Mr. Goodman’s salary of no less than 10% per annum.  Pursuant to the Goodman Agreement, Mr. Goodman’s base salary was increased by the contractual minimum increase of 10% to $174,240, effective as of September 1, 2023.

Effective March 10, 2022, Luxor Capital LLC (Luxor), the then sole shareholder of the Series B Voting Preferred Stock of the Company (the “Series B Preferred Stock”), which entity is wholly-owned by Mr. Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration in a private transaction.

On September 16, 2022, the Company granted 750,000 restricted stock units (RSUs) to Mr. Goodman in consideration for services to be rendered by Mr. Goodman through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 250,000 RSUs for the year ended October 31, 2022, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 250,000 shares of common stock were issued to Mr. Goodman on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14 - EQUITY”.

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

As of October 31, 2023, and 2022, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $5,747 and $5,229, respectively.

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer and Director

On September 16, 2022, we entered into a First Amended and Restated Employment Agreement (“Feng Agreement”) with Ms. Feng. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Ms. Feng dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Ms. Feng’s base salary to $132,000 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%), and to provide for annual increases in Ms. Feng’s salary of no less than 10% per annum. Pursuant to the Feng Agreement, Ms. Feng’s base salary was increased by the contractual minimum increase of 10% to $145,200, effective as of September 1, 2023.

As of October 31, 2023, and 2022, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $4,789 and $4,358, respectively.

On September 16, 2022, the Company granted 375,000 restricted stock units to Ms. Feng in consideration for services to be rendered by Ms. Feng through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 125,000 RSUs for the year ended October 31, 2022, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 125,000 shares of common stock were issued to Ms. Feng on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14- EQUITY”.

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

Compensation for Mr. McChesney’s service on the Board, payable in arrears, was $2,000 per month from the date of his appointment to November 1, 2021; $3,000 per month from November 1, 2021, to May 25, 2022; and $5,000 per month from May 25, 2022, to present.

On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the options ($31,800) and 35,023 shares of common stock were issued.

During the twelve months ended October 31, 2023, and 2022, total director fees paid to Mr. McChesney were $60,000 and $46,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. McChesney was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. McChesney in consideration for services to be rendered by Mr. McChesney through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 50,000 RSUs for the year ended October 31, 2022, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. McChesney on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14- EQUITY”.

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

Compensation for Mr. Smith’s service on the Board of Directors, payable in arrears, was $2,000 per month from the date of his appointment until November 1, 2021; $3,000 per month from November 1, 2021, to May 25, 2022; and $5,000 per month from May 25, 2022, to present.

During the twelve months ended October 31, 2023, and 2022, total director fees paid to Mr. Smith were $60,000 and $46,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Smith was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 50,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Smith on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14- EQUITY”.

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

During the twelve months ended October 31, 2023, and 2022, total director fees paid to Mr. Moyes were $55,000 and $0, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Moyes was $0 and $0, respectively.

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

Mr. Johnston’s compensation as a member of the Board, payable in arrears, has been $2,000 per month from the date of his appointment to November 1, 2021; $3,000 per month from November 1, 2021, to May 25, 2022; and $5,000 per month from May 25, 2022, to his resignation as a member of the Board of Directors effective November 1, 2022.

During the twelve months ended October 31, 2023 and 2022, fees paid to Mr. Johnston as a director were $0 and $46,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Johnston as a director was $0 and $0, respectively.

On October 27, 2022, the Company entered into a Consulting Agreement with Mr. Aaron Richard Johnston, a then member of the Board of Directors of the Company, who resigned effective November 1, 2022.

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

During the term of the agreement, for all services rendered by Mr. Johnston under the agreement, the Company agreed to pay Mr. Johnston: $12,000 per month, which may be increased from time to time with the consent of the Company and Mr. Johnston; a cash sign up bonus of $36,000; an equity sign up bonus of 100,000 shares of Restricted Common Stock of the Company (the “Stock Compensation”) which vested to Mr. Johnston at the rate of er 16, 2022 in consideration for services as a member of the Board of Directors of the Company; 300,000 new Restricted Stock Units (RS50,000 of such shares on November 1, 2022 and 50,000 of such shares on February 1, 2023; the right to earn up to 50,000 Restricted Stock Units (“Board RSUs”) which were previously granted to Mr. Johnston on SeptembU’s), with the same incentive targets as the Board RSUs, with 150,000 RSUs vesting each of the years ended October 31, 2023 and 2024; and 300,000 RSUs (“Transaction RSUs”) which shall vest to Mr. Johnston, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition provided the transaction closes prior to November 1, 2023.  Each RSU shall evidence the right to receive, upon vesting thereof, one share of common stock. Mr. Johnston is also eligible under the Consulting Agreement for discretionary bonuses in cash or equity, from time to time, at the discretion of the Board of Directors.  On October 20, 2023, the Company modified the Transaction RSUs to vest upon the closing of a transaction that, on a pro forma basis, as determined in good faith by the Board of Directors, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such 300,000 Restricted Stock Units shall be forfeited immediately and not eligible for vesting if such Doubling Transaction does not close prior to May 1, 2024.

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

A total of 100,000 of the restricted stock units granted to Mr. Johnston in consideration for his services as a director were forfeited upon his resignation. The remaining 50,000 RSUs granted to Mr. Johnston in consideration for his services on the Board of Directors vested to Mr. Johnston upon the Company reaching certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, and upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Johnston on January 30, 2023, to settle the vested RSUs.

During the twelve months ended October 31, 2023, and 2022, fees paid to Mr. Johnston as a consultant were $180,000 and $0, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Johnston as a consultant was $0 and $0, respectively.

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

The agreement provides for an annual salary of $60,000 per year, plus a Superannuation (currently 11%), subject to annual increases in the discretion of the Audit Committee of the Company. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Directors or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.  Effective October 1, 2023, Mr. Goodman’s salary was increased to $7,000 per month.

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

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on December 8, 2023, and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting date. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024, and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. The RSUs will be settled in shares of common stock.

As of October 31, 2023, and 2022, total wages payable to Mr. Brett Goodman were $0 and $0, respectively, and the superannuation payable was $2,385 and $0, respectively.

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

Revenues from Articulate were $662,532 and $862,373, during the twelve months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, and 2022, the amount receivable from Articulate was $331,246 and $413,714, respectively.

(b) Offset accounts payable with accounts receivable:

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), and the grant to Mr. Jimenez of options to purchase 50,000 shares of common stock (at $9.910 per share, expiring on April 23, 2023), granted under the Company’s 2018 Equity Compensation Plan, of which options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. The options to purchase 50,000 shares were not exercised and expired on April 23, 2023.  Mr. Jimenez may also receive discretionary bonuses from time to time at the discretion of the Board of Directors in cash, stock or options.

During the twelve months ended October 31, 2023, and 2022, total consulting fees paid to Mr. Jimenez were $300,000 and $275,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Jimenez was $0 and $0, respectively.

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

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date, which occurred on January 16, 2024, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

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

During the twelve months ended October 31, 2023, and 2022, revenues from Elray were $0 and $0, respectively. As of October 31, 2023, and 2022, the amount receivable from Elray was $0 and $0, respectively. The blockchain online gaming operations and blockchain currency technology that are expected to be licensed to casino operators are now fully integrated and operational as of January 16, 2024.

The Company’s entry into the License Agreement was approved by the Board of Directors of the Company, with Mr. Goodman and Ms. Feng abstaining from such vote, and the Company’s Audit Committee, which is made up of independent directors, which committee is tasked with approving related party transactions of the Company. As of October 31, 2023, there have been no transactions between Elray and the Company.

Other

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets, a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston is a former Board Member of Golden Matrix, and Mark Weir is a former 10% Shareholder in RKings, of which Golden Matrix owned 80% as of October 17, 2022 (and currently owns 100% of), and as such were both related parties to Golden Matrix.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company would pay the GMG Sellers 25,000 British pound sterling (GBP)(approximately $30,708) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

NOTE 14 – EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

Effective March 10, 2022, Luxor, the then sole shareholder of the Series B Voting Preferred Stock of the Company, which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration in a private transaction.

On March 11, 2022, the Company’s Board of Directors and Mr. Goodman, as the then sole shareholder of the Company’s Series B Preferred Stock (pursuant to a written consent to action without meeting of the sole Series B Preferred Stock shareholder), approved the adoption of, and filing of, an Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock.

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

As of October 31, 2023, and 2022, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

As of October 31, 2023, and 2022, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 36,162,932 and 28,182,575 shares were issued and outstanding, respectively.

Corporate Action regarding Common Stock and Common Stock Transactions

(a) Business Consultant Agreements

On March 1, 2021, the Company entered into two Business Consultant Agreements with Ontario Inc. and ANS Advisory. Pursuant to the agreements, Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc. and Aaron Neill-Stevens, acting on behalf of ANS Advisory were to each be issued $3,000 of shares of common stock per month beginning on March 1, 2021, payable in arrears, based on the 7-day average price of the stock leading up to the end of the calendar month and to be issued within 7 days of month end. The Company also agreed to grant Vladislav Slava Aizenshtat, acting on behalf of Ontario Inc., warrants to purchase 120,000 shares of common stock and Aaron Neill-Stevens, acting on behalf of ANS Advisory, warrants to purchase 120,000 shares of common stock. On March 22, 2021, the warrants were granted. The warrants have an exercise price of $5.50 per share (and no cashless exercise rights) and were exercisable until March 22, 2023. These warrants were not exercised and expired. On November 23, 2021, the two previously mentioned Business Consulting Agreements were terminated.

During the twelve months ended October 31, 2023, two consultants and two directors (Mr. Goodman and Ms. Feng) exercised their options. As a result, 7,122,230 shares of common stock were issued upon the cashless exercise of the options. During the twelve months ended October 31, 2022, a former consultant’s widow, two consultants and one director (Mr. McChesney) exercised their options. As a result, 147,118 shares of common stock were issued upon the cashless exercise of the options, and 66,666 shares of common stock were issued upon cash exercise of the options, pursuant to which an aggregate exercise price of the options of $32,000 was paid to the Company.

During the twelve months ended October 31, 2023, 4,277 shares of restricted common stock, with a value of $10,000, were issued to a consultant in connection with investor relations and press release services rendered to the Company. During the twelve months ended October 31, 2022, 808 shares of restricted common stock, with a value of $6,000, were issued to two consultants for IT consultation services provided in connection with the maintenance and development of the Company’s GM-Ag system.

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

Pursuant to the RKings Purchase Agreement, on November 29, 2021, the Company issued 666,250 restricted shares of the Company’s common stock to the RKings Sellers, with an agreed value of GBP £4,000,000 (USD $5,330,000), or $8.00 per share and a market value of $5,063,500 or $7.60 per share of Company common stock. Additionally, as a requirement of the purchase, on March 7, 2022, the Company issued 70,332 restricted shares of the Company’s common stock to the RKings Sellers, equal to 80% of RKings’ net asset value as of October 31, 2021, in the amount of $562,650.

On October 27, 2022, the Company exercised a buyout right by providing written notice to the minority owners of RKings. In connection with such exercise, the Company agreed to pay the minority owners a total of $1,323,552, which was satisfied by the issuance by the Company to the minority owners of 165,444 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the shareholders agreement). On November 4, 2022, the 165,444 restricted shares of common stock with a fair value of $488,060 were issued to the minority owners and the 20% minority shares of RKings were transferred to the Company, and at that time RKings became a wholly-owned subsidiary of the Company. The difference between the NCI amount ($2,928,452) and the fair value of the consideration paid ($488,060) is recognized directly in APIC.

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

During the twelve months ended October 31, 2023, no options were granted, 83,334 options expired, and no options were forfeited.

During the twelve months ended October 31, 2023, options to purchase 7,333,332 shares of common stock were exercised in a cashless exercise pursuant to which 211,102 shares of common stock were surrendered to pay for the aggregate price of the options ($500,400) and 7,122,230 shares of common stock were issued.

The total compensation cost related to stock options granted was $571,311 and $568,957, for the twelve months ended October 31, 2023 and 2022, respectively.

The following table represents stock option activity for the twelve months ended October 31, 2023:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2022	8,426,666	$0.50
Options expired	(83,334)	$6.64
Options exercised	(7,333,332)	$0.07
Options Outstanding as of October 31, 2023	1,010,000	$3.14
Options Exercisable as of October 31, 2023	920,000	$2.93

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

Total revenues and EBITDA for the year ended October 31, 2022, were $36,034,856 and $3,526,543, respectively. As a result, the required performance metrics were met by the Company for the year ended October 31, 2022, and the RSUs subject to vesting for fiscal 2022 vested and were settled in shares of common stock. Total expenses of $2,089,500 were recognized for the year ended October 31, 2022.

Effective on December 8, 2022, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors, granted Philip Daniel Moyes, 100,000 RSUs, which vest, if at all, at the rate of 1/4th of such RSUs upon the Company reaching the same EBITDA and revenue targets described in the table above for the years ended October 31, 2023 and 2024, or earlier upon the occurrence of a change of control of the Company as described in the 2022 Equity Incentive Plan.

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

Total revenues and Adjusted EBITDA for the twelve months ended October 31, 2023, were $44,174,052, and $2,397,276, respectively. As a result, the required revenue performance metrics were met by the Company for the year ended October 31, 2023, and the Adjusted EBITDA performance metrics were not met. Total expenses of half of the RSUs subject to vesting were recognized for the twelve months ended October 31, 2023 in the amount of $999,750.

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on each of December 8, 2023, and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024, and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates.

The total compensation cost related to RSUs granted to related parties was $1,042,657 and $2,089,500 for the twelve months ended October 31, 2023, and 2022, respectively.

Grant or Vesting of Restricted Stock Units and Restricted Stock to Employees and Consultants (Non-related Parties)

During the twelve months ended October 31, 2023, 1,073,400 RSUs were granted to employees and consultants, 78,000 RSUs vested and 14,400 RSUs were forfeited.

On October 27, 2022, the Company granted 600,000 RSUs to Mr. Aaron Richard Johnston, former member of the Board of Directors, for his consulting services to the Company. 300,000 RSUs vest, if at all, at the rate of 1/4th of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10-K, subject to the Mr. Johnston’s continued service through the applicable vesting dates. 300,000 RSUs vest, if at all, upon the closing of a transaction (the “Transaction RSUs”) that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such RSUs shall be terminated and forfeited if such Doubling Transaction does not close prior to November 1, 2023, subject to Mr. Johnston’s continued service to the Company on such date. None of these RSUs have vested to date.  On October 20, 2023, the Company modified a total of 300,000 of the RSUs to vest upon the closing of a transaction that, on a pro forma basis, as determined in good faith by the Board of Directors, doubles the Company’s revenues for the fiscal quarter prior to the closing of the Doubling Transaction, provided that such 300,000 Restricted Stock Units shall be forfeited immediately and not eligible for vesting if such Doubling Transaction does not close prior to May 1, 2024.

On November 8, 2022, the Company granted 300,000 RSUs to Mark Weir, the director of RKings. 25,000 RSUs shall vest each quarter until October 31, 2025, provided that the quarterly revenues of RKingsCompetition Ltd increase by 5% compared to the previous quarter. A total of 75,000 of these RSUs have vested to date.

The RSUs granted to the rest of the employees and consultants were subject to their continued performance of services for the Company through each vesting date. 3,000 of these RSUs have vested to date.

The total compensation cost related to the RSUs granted to employees and consultants was $570,043 and $764 for the twelve months ended October 31, 2023, and 2022, respectively.

On October 27, 2022, the Company granted 100,000 restricted shares of common stock to Aaron Richard Johnston, former member of the Board of Directors and current consultant, for his consulting services to the Company. The restricted shares were issued on November 1, 2022, and vested at the rate of 50,000 shares of restricted common stock on November 1, 2022 and 50,000 shares of restricted common stock on February 1, 2023. As of October 31, 2023, the 100,000 restricted shares of common stock have vested.

The total compensation cost related to the restricted shares of common stock vested to Mr. Johnston was $256,000 and $0 for the twelve months ended October 31, 2023, and 2022, respectively.

As of October 31, 2023, and 2022, the Company had 2,082,000 and 1,581,000 RSUs outstanding.

The following table represents RSU activity for the twelve months ended October 31, 2023:

RSUs	Number Outstanding
RSUs Outstanding as of October 31, 2022	1,581,000
RSUs issued	1,218,400
RSUs forfeited	(114,400)
RSUs vested	(603,000)
RSUs Outstanding as of October 31, 2023	2,082,000

Treasury Stock

On March 29, 2023, the Board approved the purchase of up to $2 million in shares of the Company’s common stock for the purpose of mitigation of significant overhang on the market for the Company’s common stock; attractive use of the Company’s capital to purchase stock at current prices; a more tax-efficient way of returning capital to stockholders compared to declaring cash dividends; and accretion to earnings per share.

On April 12, 2023, April 13, 2023, and April 14, 2023, the Company purchased shares of common stock as follows:

Date	Shares	Price per Share	Total Amount
April 12, 2023	6,868	$2.1707	$14,908
April 13, 2023	3,800	$2.2858	$8,686
April 14, 2023	3,926	$2.2230	$8,728
Totals	14,594		$32,322

The treasury stock is carried at cost.

On June 16, 2023, the 14,594 treasury shares were cancelled and the number of outstanding shares was reduced by the same amount. There are no commitments to purchase additional shares of common stock.

No shares of common stock were purchased during the quarter ended October 31, 2023, and the repurchase program expired on September 29, 2023.

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

 The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the Twelve Months Ended
Description	October 31, 2023		October 31, 2022
Revenues:
B2B	$15,629,280	35%	$14,848,259	41%
B2C	28,544,772	65%	21,186,597	59%
Total	$44,174,052	100%	$36,034,856	100%

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the Twelve Months Ended
Description	October 31, 2023		October 31, 2022
Revenues:
Asia Pacific	$15,629,280	35%	$14,848,259	41%
UK	28,207,113	64%	21,186,597	59%
Latin America	337,659	1%	-	-
Total	$44,174,052	100%	$36,034,856	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	For the Twelve Months Ended
Description	October 31, 2023		October 31, 2022
COGS:
B2B	$11,974,830	35%	$10,915,671	41%
B2C	22,330,351	65%	15,956,558	59%
Total	$34,305,181	100%	$26,872,229	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the Twelve Months Ended
Description	October 31, 2023		October 31, 2022
COGS:
Asia Pacific	$11,974,830	35%	$10,915,671	41%
UK	22,287,272	65%	15,956,558	59%
Latin America	43,079	-	-	-
Total	$34,305,181	100%	$26,872,229	100%

                Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	October 31, 2023	October 31, 2022
Long-lived assets:
Asia Pacific	$121,675	$222,690
UK	12,405,323	12,837,095
Latin America	203,143	222,678
Total	$12,730,141	$13,282,463

NOTE 16 – INCOME TAXES

United States (U.S.)

The U.S. corporate income tax rate was reduced to 21% as a result of the Tax Cuts and Jobs Act (TCJA). A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	October 31,	October 31,
	2023	2022
Operating (profit)/loss for the periods ended	$489,444	$(463,077)
Average statutory tax rate	21%	21%
Deferred tax liability attributable to net operating loss carry-forwards	$102,783	$(97,246)

Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2023, and 2022, after applying enacted corporate income tax rates, are as follows:

	October 31,	October 31,
	2023	2022
Deferred tax liability attributable to net operating loss carry-forwards	102,783	(97,246)
Less: valuation allowance	(1,108,302)	(1,205,548)
Tax benefit	1,211,085	1,108,302
Valuation allowance	(1,211,085)	(1,108,302)
Net deferred income tax assets	-	-

The Company has sufficient tax net operating losses carryforward to offset the current net income which results in $0 tax liability for the USA operations

United Kingdom (UK)

For the twelve months ended October 31, 2023, the Company had income tax expense in the amount of $683,306 attributable to its operations of RKings and GMG Assets in the United Kingdom.

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

The Company, through RKings and GMG Assets, is subject to a statutory tax rate of approximately 19% of net income generated in the United Kingdom.

As a result of the acquisition of RKings, the Company assumed the income tax liability of RKings as of November 1, 2021 of $602,628.

 No income tax liability was assumed from GMG Assets.

Balance November 1, 2021	$602,628
Income Tax November 1, 2021 through October 31, 2022	419,049
Tax paid November 1, 2021 through October 31, 2022	(549,697)
Currency Adjustment November 1, 2021 through October 31, 2022	(147,833)
Income Tax Liability as of October 31, 2022	$324,147
Income Tax November 1, 2022 through October 31, 2023	683,306
Tax paid November 1, 2022 through October 31, 2023	(531,746)
Currency Adjustment November 1, 2022 through October 31, 2023	778
Income Tax Liability as of October 31, 2023	$476,485

As of October 31, 2023, and 2022, the Company had UK income tax payable of $476,485 and $324,147, respectively.

Mexico (Latin America)

For the twelve months ended October 31, 2023, the Company had no income tax expense attributable to its operations of Golden Matrix MX in Mexico which commenced generating revenues in March 2023.

The Company, through Golden Matrix MX, is subject to a statutory tax rate of approximately 30% of net income generated in Mexico.

As of October 31, 2023, and 2022, the Company had Mexico income tax payable of $0 and $0, respectively.

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

The Company is in dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $607,607 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of October 31, 2023. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew the lease for a period of three years. The rent is $115,882 ($174,032 AUD) per year (subject to a 4% annual increase).

The Company does not have finance leases. The operating lease cost for the twelve months ended October 31, 2023, and 2022 was $103,550 and $109,527, respectively.

As of October 31, 2023, and 2022, the Company recognized $56,643 and $150,653, respectively, of operating lease right-of-use asset, $59,089 and $95,085, respectively, of current operating lease liability and $0 and $59,778, respectively, of non-current operating lease liability.

NOTE 18 - MERIDIAN PURCHASE AGREEMENT

On January 11, 2023, we entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanović, Zoran Milošević (“Milošević”) and Snežana Božović (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

Subsequent to the parties’ entry into the Original Purchase Agreement, the parties continued to discuss the consideration payable by the Company to the Meridian Sellers, the breakdown between cash and equity of such consideration, the timing for the payment of such consideration, and the number of closings, and after such discussions, the parties determined to amend and restate the Original Purchase Agreement, to adjust such consideration breakdown, the timing of payments in connection therewith, the number of closings, to extend certain required deadlines set forth in the Original Purchase Agreement, and make various other changes to the Original Agreement.

In connection therewith, on June 28, 2023, we entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023 with the Meridian Sellers, and on September 27, 2023, we entered into a First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated September 22, 2023, with the Meridian Sellers (the Amended and Restated Sale and Purchase Agreement of Share Capital, as amended from time to time, including by the First Amendment, the “Meridian Purchase Agreement”), the terms of which are discussed herein.

The Meridian Companies operate online sports betting, online casino, and gaming operations and are currently licensed and operating in more than 15 jurisdictions across Europe, Africa and Central and South America.

Pursuant to the Meridian Purchase Agreement, the Meridian Sellers agreed to sell us 100% of the outstanding capital stock of each of the Meridian Companies (the “Meridian Purchase”) in consideration for (a) a cash payment of $30 million, due at the closing of the acquisition (the “Closing”), of which up to $20 million of such amount may be paid after Closing, from cash on hand of the Meridian Companies at Closing, including from the available cash the Meridian Companies are required to have at the Closing under the Meridian Purchase Agreement, as long as after the payment thereof to Meridian Sellers, the Meridian Companies will not be insolvent or left with inadequate cash to pay their debts, bills, and other liabilities as they become due, in the ordinary course of business, subject to the approval, in their sole discretion, of the Meridian Sellers (the amount of Meridian Companies closing cash allocated to the Closing cash payment, the “Allocated Closing Cash Portion”); (b) 82,141,857 restricted shares of the Company’s common stock (the “Closing Shares”), with an agreed upon value of $3.00 per share, due at the closing of the acquisition; (c) 1,000 shares of a to be designated series of Series C preferred stock of the Company, discussed in greater detail below (the “Series C Voting Preferred Stock”), due at the closing of the acquisition; (d) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock (the “Post-Closing Contingent Shares”), due within five business days following the six month anniversary of the Closing if (and only if) the Company has determined that: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, or any of the other transaction documents entered into in connection therewith (the “Contingent Post-Closing Consideration”); (e) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing (the “Non-Contingent Post-Closing Consideration”); and (f) promissory notes in the amount of $15,000,000 (the “Promissory Notes”), due 24 months after the Closing.

The Closing is required to occur prior to March 31, 2024, or such other later date as may be approved by the mutual consent of the parties, subject to an Automatic Closing Date Extension, as discussed below.

The amount of the Allocated Closing Cash Portion is subject to the approval, in their sole discretion, of the Meridian Sellers (provided that such amount cannot be less than $1.00 or more than $20 million). Pursuant to the Meridian Purchase Agreement, the Company is required to provide the Meridian Sellers at least 10 days’ prior notice of the amount of the cash on hand of the Meridian Companies that the Company desires to be the Allocated Closing Cash Portion and the expected closing date. Thereafter, the Meridian Sellers have 10 days to either (a) accept such amount and move towards closing on the date requested by the Company, or (b) reject such amount by designating a lesser amount. Any amount of Allocated Closing Cash Portion agreed to by the Meridian Sellers will reduce, on a dollar for dollar basis, the amount of cash consideration required to be delivered by the Company to the Sellers at Closing.

In the event the Meridian Sellers reject the Company’s requested Allocated Closing Cash Portion, the Company has no liability for its failure to close the Purchase by the date set forth in its initial notice, based on the failure to pay the cash consideration due at Closing, and the Company has 45 days from the previously disclosed expected closing date to obtain sufficient funding for Closing, which 45 day period will also extend the required Closing date (currently March 31, 2024) in the event that the required Closing date would fall prior to the end of the 45 day period, and instead the last day of the 45 day period (beginning on the previously disclosed expected Closing date), would be the new required closing date under the Meridian Purchase Agreement (an “Automatic Closing Date Extension”). The Company is required to use commercially reasonable efforts to promptly raise funding to pay the amount of any deficiency in closing cash during the extension period. The Meridian Sellers are required to close the Purchase within five business days of the Company obtaining sufficient capital to pay the closing payment, in the event all of the other conditions to Closing have been, or will be, satisfied as of such date.

The Meridian Purchase Agreement does not include a price-based termination right, so there will be no adjustment to the total number of shares of Golden Matrix common stock or Series C Voting Preferred Stock that the Meridian Sellers will be entitled to receive for changes in the market price of Golden Matrix common stock. Accordingly, the market value of the shares of Golden Matrix common stock issued pursuant to the Meridian Purchase Agreement will depend on the market value of the shares of Golden Matrix common stock at the time the Meridian Purchase Agreement closes, and could vary significantly from the market value on the date the Meridian Purchase Agreement was entered into and/or the date of this Report.

To the extent that any term sheet, letter of intent or other agreement or understanding relating to up to $30,000,000 in financing raised by, or attempted to be raised by, Golden Matrix, for the purpose of paying the cash payable to the Meridian Sellers at the Closing (the “Required Financing”) includes any break-fee, termination fee, or other expenses payable by the Company upon termination thereof, to the proposed lender, financier, investment bank or agent (each a “Break-Fee”), despite the parties’ best efforts to avoid such a requirement, each of the Company and Meridian Sellers shall be responsible for 50% of any such Break-Fee.

The Closing contemplated by the Meridian Purchase Agreement is expected to occur in the first calendar quarter of 2024, subject to satisfaction of customary closing conditions, including approval of the transactions contemplated by the Meridian Purchase Agreement, and the issuance of the shares of common stock issuable pursuant to the terms of the Meridian Purchase Agreement, by the stockholders of the Company at a special meeting of stockholders of the Company. The conditions to the closing of the Meridian Purchase Agreement may not be met, and such Closing may not ultimately occur on the terms set forth in the Meridian Purchase Agreement, if at all.

Upon closing of the transactions, the Meridian Sellers will collectively own approximately 70% of the Company’s then outstanding shares of common stock, and 67% of the Company’s then outstanding voting shares.

The Meridian Purchase Agreement requires that the Company designate shares of Series C Voting Preferred Stock prior to the Closing, and issue 1,000 shares of Series C Voting Preferred Stock to the Meridian Sellers at the Closing, which shares of Series C Voting Preferred Stock will have the right to convert into an aggregate of 1,000 shares of common stock and the right to vote 7,500,000 voting shares (7,500 voting shares per share of Series C Voting Preferred Stock) on all stockholder matters. Additionally, one of the rights of the holders of the Series C Voting Preferred Stock will be the right, for so long as (a) the Company’s Board of Directors has at least five members; and (b) the Meridian Sellers collectively beneficially own more than 40% of the Company’s outstanding common stock (without taking into account shares voted by, or convertible into pursuant to, the Series C Preferred Stock) and for so long as the Series C Voting Preferred Stock is outstanding, voting separately, to appoint two members to the Company’s Board of Directors. If (x) the Company’s Board of Directors has less than five members, or (y) the Meridian Sellers ever collectively beneficially own 40% or less of the Company’s outstanding common stock, the holders of the Series C Voting Preferred Stock, voting separately, will have the right to appoint one member to the Board of Directors. The holders of the Series C Voting Preferred Stock will also have the sole right to remove such persons solely appointed by the Series C Voting Preferred Stock and to fill vacancies in such appointees. Each share of Series C Voting Preferred Stock will automatically convert into common stock of the Company (on a one-for-one basis) on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Exchange Act), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Meridian Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, without taking into account the shares of common stock issuable upon conversion of the Series C Preferred Stock, or the first business day thereafter that the Company becomes aware of such.

Additionally, a required term and condition of the Closing is that the Company and each of the Meridian Sellers enter into a Nominating and Voting Agreement, which will provide among other things, that each Seller will vote their voting shares of Golden Matrix “For” appointment of those director nominees nominated to the Board by the independent Nominating and Corporate Governance Committee, which shall be composed of two members and not vote their shares to remove any directors nominated by the committee, subject to certain exceptions. Another required term and condition of the Closing is that the Company and Mr. Milošević enter into a Day-to-Day Management Agreement, which will among other things, prohibit Golden Matrix or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the Meridian Companies by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer), while the Voting Agreement is in place.

NOTE 19 - SUBSEQUENT EVENTS

On November 14, 2023, the Company established a wholly-owned shell subsidiary named Golden Matrix (IOM) Limited in the Isle of Man. The primary objective was to engage in the development and ownership of intellectual property, with a future potential of enhancing tax efficiency. However, since its establishment, the subsidiary has not been engaged in any operational activities.

On December 8, 2023, the Company issued 90,500 shares to employees and consultants to settle the vesting of RSUs. The RSUs were granted under the 2022 Equity Incentive Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2023. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of October 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer/Chief Compliance Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of October 31, 2023, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of October 31, 2023.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended October 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans.  During the quarter ended October 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

On September 21, 2023, Weiting ‘Cathy’ Feng, the Company’s Chief Operating Officer and Director, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to a maximum of 1,134,842 shares of common stock held by Ms. Feng during the duration of the plan, subject to certain conditions. The first trade under the plan will not occur until January 19, 2024, at the earliest, and the plan will expire on September 21, 2025, subject to early termination for certain specified events set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

                Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth information with respect to persons who are serving as directors and executive officers of the Company as of January 17, 2024.

Name of Executive Officer/ Director	Age	Position	Date First
			Appointed as
			Director
Anthony Brian Goodman	65	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	February 2016
Omar Jimenez	62	Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer	—
Weiting ‘Cathy’ Feng	40	Chief Operating Officer and Director	February 2016
Thomas E. McChesney	77	Director	April 2020
Murray G. Smith	52	Director	August 2020
Philip Daniel Moyes	51	Director	December 2022

Classified Board of Directors

The Board of Directors is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The directors are divided among the three classes as follows:

Director Class	Director Names
Class I (terms expiring at 2026 Annual Meeting)	Weiting “Cathy” Feng and Philip Daniel Moyes
Class II (terms expiring at 2024 Annual Meeting)	Thomas E. McChesney and Murray G. Smith
Class III (terms expiring at 2025 Annual Meeting)	Anthony Brian Goodman

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

On September 30, 2016, the SEC instituted a cease-and-desist proceeding pursuant to Section 12C of the Exchange Act against Elray, in connection with an offer of settlement relating to an administrative proceeding previously brought against Elray. The administrative proceeding and settlement related to Elray’s sale of common stock in unregistered offering transactions in January 2014, from August 2014 to October 2014, and from January 2015 to February 2015, which financing transactions required Elray to issue a significant number of its shares of outstanding common stock and for which Elray failed to file Current Reports on Form 8-K pursuant to the requirements of Item 1.01 and Item 3.02 thereof, in violation of Section 13(a) of the Exchange Act and Rules 13a-11, 13a-13 and 12b-20 thereunder. The administrative order required Elray to pay civil penalties of $50,000 to the SEC, which were timely paid. The administrative order and settlement only related to Elray and did not relate to, or implicate, Mr. Goodman (who serves as Chief Executive Officer and director of Elray) or Weiting ‘Cathy’ Feng (who served, and continues to serve, as a director of Elray).

Omar Jimenez: Mr. Jimenez has served as our Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer since April 30, 2021. Since April 2020, Mr. Jimenez has also served as Chief Financial Officer and Chief Operating Officer of Alfadan, Inc. a pre-startup that will provide a series of marine specific engines ranging from 450 horsepower (HP) to 1,050 HP when the research and development on such engines is completed. From September 2016 to January 2020 and from January 2016 to January 2020, Mr. Jimenez served as Treasurer and Secretary and Chief Financial Officer and Chief Operating Officer, respectively, of NextPlay Technologies, Inc. (f/k/a Monaker Group, Inc.) (NXTP:NASDAQ), a travel services company. Mr. Jimenez also served as a member of the Board of Directors of NextPlay Technologies, Inc. (then known as Monaker Group, Inc.) from January 2017 to August 2019. Mr. Jimenez has held a variety of senior financial management positions during his career. From May 2009 to January 2016, he served as the founder of MARMEL International, Inc., a company that provides accounting and consulting services. In addition, from June 2004 to May 2009, he served as President and Chief Financial Officer at American Leisure Holdings, Inc. (AMLH:OTC & ALG:AIM), focusing on leisure and business travel, hospitality & hotels, call centers and real estate development. Mr. Jimenez also served from April 2002 to June 2004 as Director of Operations for US Installation Group, Inc., a selling and installation group for The Home Depot, and CFO and VP of Onyx Group, Inc., a conglomerate with 700 employees and annual revenues exceeding $400 million. Mr. Jimenez is a Certified Public Accountant (CPA), Chartered Global Management Accountant (CGMA), Chartered Property Casualty Underwriter (CPCU), a Member of the AICPA and FICPA. Mr. Jimenez holds a B.B.A in Accounting and a B.B.A in Finance from the University of Miami and an M.B.A from Florida International University.

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

Mr. McChesney served as Senior Vice President and Syndicate Manager at Paulson Investment Company (“Paulson”) and was later appointed President of Paulson. He joined Paulson in 1980 and left in 1995 to join Blackwell Donaldson Company, where he served as Director of Investment Banking from 1998 to 2005. He also served as a director of Nations Express Incorporated from 2004 to 2009.

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

Arrangements between Officers and Directors

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act, except that Mr. Goodman and Ms. Feng are directors of Elray, which has an ongoing Regulation A offering.

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

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Audit Committee

NASDAQ listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Thomas E. McChesney, Murray G. Smith and Philip Daniel Moyes. Each member of the Audit Committee meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate.

The Audit Committee has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

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

Compensation Committee

The Compensation Committee, which is comprised exclusively of independent directors, is responsible (together with the Board) for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors, and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

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

Compensation Committee Interlocks and Insider Participation

As described above, the current members of the Compensation Committee are independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2023, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

The Nominating and Governance Committee uses a variety of methods for identifying and evaluating director nominees. The Nominating and Governance Committee also regularly assesses the appropriate size of the Board and whether any vacancies on the Board are expected due to retirement or other circumstances. In addition, the Nominating and Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of the Nominating and Governance Committee through current Board members, professional search firms, stockholders or other persons. These candidates may be evaluated at regular or special meetings of the Nominating and Governance Committee and may be considered at any point during the year.

The Committee evaluates director nominees at regular or special Committee meetings pursuant to the criteria described above and reviews qualified director nominees with the Board. The Committee selects nominees that best suit the Board’s current needs and recommends one or more of such individuals for election to the Board.

The Committee will consider candidates recommended by stockholders, provided the names of such persons, accompanied by relevant biographical information, and other information as required by the Company’s Bylaws, are properly submitted in writing to the Secretary of the Company in accordance with the Bylaws and applicable law. The Secretary will send properly submitted stockholder recommendations to the Committee. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to the Committee through other means. The Committee also may, in its discretion, consider candidates otherwise recommended by stockholders without accompanying biographical information, if submitted in writing to the Secretary.

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

The Board evaluates its structure periodically, as well as when warranted by specific circumstances, in order to assess which structure is in the best interests of the Company and its stockholders based on the evolving needs of the Company. This approach provides the Board appropriate flexibility to determine the leadership structure best suited to support the dynamic demands of our business.

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

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance. (The Company’s committees are described in greater detail above).

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Board of Directors Meetings and Annual Meeting

During the twelve months ended October 31, 2023, the Board held three formal meetings of the Board, and took various actions via the unanimous written consents of the Board. All members of the Board of Directors attended at least 75 percent of the aggregate of (i) the total number of meetings of the Board of Directors held during the twelve months ended October 31, 2023; and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the twelve months ended October 31, 2023. The Company held an annual meeting of stockholders on October 11, 2023 which was attended by each member of the Board of Directors of the Company. Each director of the Company is encouraged to be present at annual meetings of stockholders, at which all directors were present. Members of the Board of Directors are encouraged, but not required, to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Controlled Company Status

Because Anthony Brian Goodman, our President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors, controls a majority of our outstanding voting power, we are a “controlled company” under Nasdaq Marketplace Rules. Therefore, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. We have nevertheless opted to meet the requirements under the Nasdaq listing rules for smaller reporting companies, such as the Company, which requires a board of directors be comprised of a majority of independent directors and to have a compensation, nominating and governance committee comprised of independent directors, as more fully described herein.

Website Availability of Documents

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics can be found on our website at https://goldenmatrix.com/investors-overview/board-and-governance/governance-documents. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this Report.

Stockholder Communications with the Board

In connection with all other matters other than the nomination of members of our Board of Directors (as described above), our stockholders and other interested parties may communicate with members of the Board of Directors by submitting such communications in writing to our Secretary, 3651 Lindell Road, Suite D131, Las Vegas, Nevada 89103, who, upon receipt of any communication other than one that is clearly marked “Confidential,” will note the date the communication was received, open the communication, make a copy of it for our files and promptly forward the communication to the director(s) to whom it is addressed. Upon receipt of any communication that is clearly marked “Confidential,” our Secretary will not open the communication, but will note the date the communication was received and promptly forward the communication to the director(s) to whom it is addressed. If the correspondence is not addressed to any particular member of the Board of Directors, the communication will be forwarded to a Board member to bring to the attention of the Board.

Executive Sessions of the Board of Directors

The independent members of our Board of Directors meet in executive session (with no management directors or management present) from time to time. The executive sessions include whatever topics the independent directors deem appropriate.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide stockholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its stockholders. The Company’s stockholders voted on say-on-pay matters in 2022 and approved a three year-frequency for future “say on pay” votes, with the next such vote being held at the Company’s 2025 annual meeting.

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

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, as illustrated in the “Beneficial Ownership Table” in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, all Named Executive Officers (defined below in “Item 11. Executive Compensation”), other than Mr. Omar Jimenez, our Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer, and directors are beneficial owners of stock of the Company.

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

On September 22, 2023, the Board of Directors of the Company approved the adoption of a Policy for the Recovery of Erroneously Awarded Incentive Based Compensation (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended (“Rule 10D-1”), and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.

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

Pledging of Shares

The Company’s Policy on Insider Trading prohibits employees, officers and directors from pledging Company securities as collateral for a loan and/or holding Company stock in a margin account.

Rule 10b5-1 Trading Plans

Our executive officers and directors are encouraged to conduct purchase or sale transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

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

Based solely on our review of the copies of such reports received by us and on representations by certain of our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all filings required to be made under Section 16(a) during the twelve months ending October 31, 2023 were timely made, except that each of Anthony Brian Goodman, Weiting ‘Cathy’ Feng, Thomas McChesney, and Murray Smith, our Chief Executive Officer and Chairman, Chief Operating Officer and Director, Director and Director, respectively, each failed to timely file one Form 4 to report one transaction on Form 4 (the vesting of certain restricted stock units and the settlement thereof in shares of common stock).

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the twelve months ended October 31, 2023, and 2022. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the twelve months ended October 31, 2023, and 2022 (ii) were serving at twelve month period ending October 31, 2023 as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Stock Awards ($)#		All Other Compensation ($)		Total ($)

Anthony B. Goodman	2023	161,040	-		17,186	(1)	178,226
CEO and President	2022	145,800	2,985,000	(£)	14,829	(1)	3,145,629

Weiting ‘Cathy’ Feng	2023	134,200	-		14,322	(1)	148,522
COO	2022	121,500	1,492,500	(£)	12,358	(1)	1,626,358

Omar Jimenez	2023	300,000	-		-		300,000
Chief Financial Officer and Chief Compliance Officer (Principal Financial/Accounting Officer)	2022	275,000	-		-		275,000

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

# The fair value of stock- based compensation issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. Please see “NOTE 2 – SUMMARY OF ACCOUNTING POLICIES, Share-Based Compensation”, to the financial statements included herein under Item 8. Financial Statements and Supplementary Data, for a description of the compensation expense. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

£ Represents 750,000 restricted stock units (RSUs) granted to Mr. Goodman and 375,000 RSUs granted to Ms. Feng on September 16, 2022. The RSUs vest at the rate of 1/6th of such RSUs based on the Company meeting certain revenue and Adjusted EBITDA targets for the years ended October 31, 2022, 2023 and 2024. The RSUs are settled in shares of common stock. As described in detail in “NOTE 14 – EQUITY, Common Stock, 2022 Equity Incentive Plan” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data, the RSUs are subject to vesting, and vest to the RSU Recipients, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated (the “Performance Metrics” and the “Performance Metrics Schedule”):

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

                For purposes of the calculations above, (a) “Adjusted EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; (b) “Revenue” means annual revenue of the Company; and (c) “FY 2022” means actual Revenue or Adjusted EBITDA, as the case may be achieved during the 12 month period from November 1, 2021 to October 31, 2022, and “FY 2023” means actual Revenue or Adjusted EBITDA as the case may be for the 12 month period from November 1, 2022 to October 31, 2023, in each case as set forth in the Company’s audited year-end financial statements (the “Target Definitions”).

(1) All other compensation only includes the superannuation amount paid pursuant to Australian law. As of October 31, 2023, and 2022, the superannuation payable to Mr. Goodman was $5,747 and $5,229, respectively. As of October 31, 2023, and 2022, total superannuation payable to Ms. Feng was $4,789 and $4,358, respectively.

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Anthony B. Goodman	-	-	-	-	-	-		500,0	(1)(2)	$1,270,000	(3)
Weiting ‘Cathy’ Feng	-	-	-	-	-	-	-	250,0	(1)(2)	$635,000	(3)
Omar Jimenez	-	--	--	-	-	-	-	-		-

(1)	Represents restricted stock units (RSUs). Each RSU represents the contingent right to receive, at settlement, one share of common stock.

(2)

Subject to the terms of the award agreements, the RSUs vest, if all, at the rate of 1/6th of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10‑K, subject to the holders continued service through the applicable vesting date. RSUs do not expire; they either vest or are canceled prior to vesting date. The revenue goals for the twelve months ended October 31, 2023 were met and the Adjusted EBITDA goals for the twelve months ended October 31, 2023 were not met, and as a result, half of the RSUs for the year ended October 31, 2023 vest as of the filing of this Report and half will expire, and as such 1/4th of such RSUs reported in the table above will vest upon the filing of this Report.

(3)	Calculated by multiplying the closing market price of the Company’s common stock on October 31, 2023, $2.54, by the number of units set forth in column (i).

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

Pursuant to the agreement, Mr. Goodman is to receive an annual salary of $158,400, plus a superannuation (an employee funded pension required by the Government of Australia), which is currently equal to 10% of Mr. Goodman’s salary, and pursuant to Australian law is to increase by 0.5% per year, beginning June 30, 2021 (when it increased from 9.5% to 10% and continuing on June 30, 2022, when it increased to 10.5% and June 30, 2023, when it increased to 11%), until it reaches 12% in 2025 (the “Superannuation”), payable every two weeks. Mr. Goodman’s salary is required to be increased annually in an amount of no less than 10% per annum and may be increased by the Compensation Committee of the Board of Directors annually, or from time to time, in connection with increases in the cost of living, the responsibilities of Mr. Goodman and/or his performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Mr. Goodman and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or other equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).  Pursuant to the aforementioned agreement, Mr. Goodman’s base salary was increased by the contractual minimum increase of 10% to $174,240, effective as of September 1, 2023.

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

For purposes of the employment agreement, a “Change of Control” is deemed to occur if (a) any person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities; (b) a merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (c) as a result of the election of members to the Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors as of August 20, 2022, except in the event that such slate of directors is proposed by the Nominating Committee. Notwithstanding the foregoing, if the definition of “Change of Control” in the Company’s Stock Incentive Plans or Equity Compensation Plans (each as amended from time to time) is more favorable to Mr. Goodman, then such definition shall be controlling for purposes of the agreement.

Employment Agreement with Ms. Weiting ‘Cathy’ Feng

Weiting ‘Cathy’ Feng, the Company’s former Chief Financial Officer, and current Chief Operating Officer and director is party to an Employment Agreement with the Company in substantially similar form as Mr. Goodman’s employment agreement as discussed above, which was originally entered into on October 26, 2020, and amended and restated on September 16, 2022, except that the agreement: (a) provides for Ms. Feng to serve as the Chief Operating Officer of the Company; (b) entities Ms. Feng to continue providing services to Elray Resources, Etrader Enterprise Pty Ltd, and Articulate Pty Ltd.; (c) provides for an annual salary of $132,000; and (d) reduces the cash Severance Payment to six months of salary, plus any unpaid bonus for the prior year and the pro rata portion of the targeted bonus for the current year. Pursuant to the aforementioned agreement, Ms. Feng’s base salary was increased by the contractual minimum increase of 10% to $145,200, effective as of September 1, 2023.

Potential Payments Upon Termination

Pursuant to the employment agreements of Mr. Goodman and Ms. Feng, in the event the Company terminates their agreements, other than for cause (defined as gross negligence or willful misconduct which has a material adverse effect on the Company or his/her ability to perform his/her duties under the agreement) or by the executive for good reason (including if the executive terminates the agreement within 30 days following (a) the date the Company has gone into receivership or liquidation; (b) any amount payable by the Company to the executive under the agreement remains unpaid for more than 14 days after the executive has given written notice of default to the Company; (c) without executive’s consent, his/her position or duties are modified by the Company to such an extent that his/her duties are no longer consistent with the position of CEO or COO (as applicable) of the Company; (d) there has been a material breach by the Company of a material term of the employment agreement or executive reasonably believes that the Company is violating any law which would have a material adverse effect on the Company’s operations and such violation continues uncured following 30 days after notice of such breach has been provided to the Company by the Executive, or (e) executive’s compensation is reduced without executive’s consent, or the Company fails to pay to executive any compensation due to him/her after 15 days written notice), the executive is due (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Goodman’s or six months of Ms. Feng’s then current annual basic salary plus (ii) an amount equal to his/her targeted bonus for the year of termination (the “Severance Payment”); (b) a lump sum cash bonus payment based on prior service in an amount equal to the sum of (i) any unpaid bonus for the prior year that would have been paid had he/she not been terminated prior to such payment plus (ii) his/her targeted bonus for the year of termination multiplied by the number of days in such year preceding the termination date, divided by 365; additionally and notwithstanding anything to the contrary in any equity award agreement, any unvested stock options or other equity compensation (including, but not limited to restricted stock units (RSUs)) previously granted to the executive will vest immediately upon such termination and in the case of stock options, shall be exercisable by executive until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances. Additionally, if either executive is involuntarily terminated, any unvested options held by the applicable executive vest immediately and are exercisable until the later of the original termination date thereof and 24 months after such termination date.

Except as set forth above, upon the termination of the agreements, Mr. Goodman and Ms. Feng are entitled to salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which he/she was participating as of the termination date. Additionally, any unvested stock options or unvested equity compensation held by Mr. Goodman or Ms. Feng upon such terminations, shall immediately terminate and be forfeited (unless otherwise provided in the applicable award agreement) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity plan, or award agreement, as such may describe the rights and obligations upon termination of employment.

In the event that Mr. Goodman’s or Ms. Feng’s employment is terminated (a) by the Company for any reason other than cause or due to his/her illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined below) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments, the “Change of Control Payment”). If the executive’s employment ends due to a Change of Control termination within six months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for purposes of the agreement. In addition, in the event of a Change of Control, all of the executive’s equity-based compensation (including options and equity subject to vesting) shall immediately vest regardless of whether the executive is retained by the Company or successor following the Change of Control. Additionally, in the event of a Change of Control termination, unvested equity benefits and awards (including options, unvested RSU’s or unvested equity awards) will vest immediately upon such termination and in the case of stock options, shall be exercisable by the executive until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

For purposes of the employment agreements, a “Change of Control” is deemed to occur if (a) any person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities; (b) a merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (c) as a result of the election of members to the Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors as of August 20, 2022, except in the event that such slate of directors is proposed by the Nominating Committee. Notwithstanding the foregoing, if the definition of “Change of Control” in the Company’s Stock Incentive Plans or Equity Compensation Plans (each as amended from time to time) is more favorable to the executive, then such definition shall be controlling for purposes of the agreement.

Consulting Agreement with Mr. Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), to be granted options to purchase 50,000 shares of common stock (with an exercise price of $9.910 per share, which expired April 23, 2023.  Mr. Jimenez may also receive discretionary bonuses from time to time in the discretion of the Board of Directors in cash, stock or other equity awards.

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

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the twelve months ended October 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All other compensation	Total ($)
Thomas E. McChesney	60,000	-	-	60,000
Murray G. Smith	60,000	-	-	60,000
Philip Daniel Moyes	55,000	218,000	-	273,000
Richard Aaron Johnston (2)	-	-	-	-

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

(1) As of October 31, 2023, the following RSUs were outstanding and held by each of the above non-executive directors Thomas E. McChesney – 100,000; Murray G. Smith – 100,000; and Philip Daniel Moyes – 100,000. Each RSU represents the contingent right to receive, at settlement, one share of common stock. The following options were outstanding and held by each of the above non-executive directors, Thomas E. McChesney – 60,000; and Murray G. Smith – 100,000.

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

(2) Resigned from the Board of Directors effective November 1, 2022. The amounts set forth in the table are amounts Mr. Johnston was paid during the year ended October 31, 2023, in consideration for services rendered as a member of the Board of Directors. Mr. Johnston continues to serve as a consultant to the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 17, 2024 (the “Date of Determination”) by (i) each Named Executive Officer, as such term is defined above under “Item 11. Executive Compensation”, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 36,615,932 shares of our common stock outstanding as of the Date of Determination, which assumes the issuance of the Vesting RSUs discussed below.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3651 Lindell Road, Suite D131, Las Vegas, Nevada 89103. The below assumes the vesting of 337,500 contingent Restricted Stock Units granted to the officers, employees, consultants and certain directors of the Company, a portion of which vests upon the Company meeting certain revenue targets as of October 31, 2023, which targets have been met, and which Restricted Stock Units vest upon the filing of this Report and will be settled by the issuance of 362,500 shares of common stock which will be issued shortly after the filing date of this Report (the “Vesting RSUs”).

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned	Series B Voting Preferred Stock Beneficially Owned (1)	Percent of Series B Voting Preferred Stock Beneficially Owned	Total Voting Shares (2)	Percent of Total Voting Shares
Named Executive Officers and Directors:
Anthony B. Goodman (3)	17,124,562		45.5%	1,000	100%	23,624,562	53.6%
Omar Jimenez	-		-	-	-	-	-
Weiting ‘Cathy’ Feng	2,853,415	(4)	7.8%	-	-	2,853,415	6.5%
Thomas E. McChesney	299,397	(5)	*	-	-	239,397	*
Murray G. Smith	175,000	(6)	*	-	-	75,000	*
Philip Moyes	25,000	(7)	*	-	-	25,000	*
All directors and executive officers as a group (six persons)	20,477,374		54.4%	1,000	100%	26,817,374	60.8%

Greater Than 5% Stockholders:
None.

* Under 1%.

(1)

Each share of Series B Voting Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock).

(2)

Based on 44,115,932 total voting shares, including 36,615,932 shares voted by the common stock and 7,500,000 shares voted by the Series B Voting Preferred Stock, which outstanding shares takes into account the Vesting RSUs.

(3)

Ownership includes 8,654,079 shares of common stock (including 125,000 shares of common stock which are part of the Vesting RSUs), and 1,000 shares of Series B Voting Preferred Stock individually and 7,470,483 shares of common stock beneficially owned by Luxor Capital, LLC, which entity, and shares, Mr. Goodman is deemed to beneficially own. Also includes 1,000,000 shares which may be issuable to Mr. Goodman upon the conversion of the 1,000 shares of Series B Preferred Stock which he holds.

(4)	Includes 62,500 shares of common stock which are part of the Vesting RSUs.

(5)

Includes options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.795 per share, which are vested in full and exercisable within 60 days of the Date of Determination. Includes 25,000 shares of common stock which are part of the Vesting RSUs.

(6)

Includes options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share, which are vested in full and exercisable within 60 days of the Date of Determination. Includes 25,000 shares of common stock which are part of the Vesting RSUs.

(7)	Includes 25,000 shares of common stock which are part of the Vesting RSUs.

Change of Control

Other than in connection with the Meridian Purchase Agreement, the Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of October 31, 2023, with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,092,000	$3.14	21,624,994
Equity compensation plans not approved by security holders	-	-	-
Total	3,092,000	$3.14	21,624,994

(1)	Represents awards made under, and available for future awards under, the 2018 Equity Incentive Plan and 2022 Equity Incentive Plan, each discussed below.

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

As of October 31, 2023, a total of 19,409,994 shares of common stock remained eligible for awards under the 2018 Plan.

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

As of October 31, 2023, a total of 2,215,000 shares of common stock remained eligible for awards under the 2022 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, which information is incorporated by reference where applicable in this “Item 13. Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since November 1, 2021, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at October 31, 2023 or 2022, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest (other than compensation described above under “Item 11. Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Certain Relationships and Related Transactions

Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman

On November 8, 2021, Mr. Goodman loaned $200 to the Company to open two bank accounts. The loan from Mr. Goodman is due on demand, unsecured with no interest and was repaid on April 25, 2022.

Effective March 10, 2022, Luxor, the then sole stockholder of the Series B Voting Preferred Stock of the Company, which entity is wholly-owned by the Company’s Chief Executive Officer and Chairman, Anthony Brian Goodman, transferred all 1,000 shares of Series B Preferred Stock which it held to Mr. Goodman for no consideration.

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

The Amended and Restated Designation, which was filed with, and became effective with, the Secretary of State of Nevada on March 11, 2022, amended the Certificate of Designation of the Series B Preferred Stock, previously filed by the Corporation with the Secretary of State of Nevada on August 18, 2015, to, among other things: (a) include the right of the holder of the Series B Preferred Stock to convert each share of the Series B Preferred Stock into 1,000 shares of the Company’s common stock at the holder’s option from time to time after May 20, 2022; (b) provide for the automatic conversion of all outstanding shares of Series B Preferred Stock into common stock of the Company, on a 1,000 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series B Preferred Stock, nor any voting rights associated with such Series B Preferred Stock, of Mr. Goodman, falls below 10% of the Company’s common stock then outstanding (Mr. Goodman beneficially owns 45.8% of the Company’s outstanding common stock pursuant to Rule 13d-3 of the Exchange Act ), or the first business day thereafter that the Company becomes aware of such; (c) provide that each share of Series B Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock); (d) require the consent of the holders of at least a majority of the issued and outstanding shares of Series B Preferred Stock to (i) amend any provision of the Amended and Restated Designation, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Series B Preferred Stock, (iii) adopt or authorize any new designation of any preferred stock or amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series B Preferred Stock, (iv) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series B Preferred Stock, (v) issue any additional shares of Series B Preferred Stock, or (vi) alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of Series B Preferred Stock; (e) provide that the shares of Series B Preferred Stock shares are not transferrable by Mr. Goodman; and (e) clarify that the Series B Preferred stock is not entitled to any dividend rights, preemptive rights, redemption rights, or liquidation preference.

The Board of Directors determined that the inclusion of the conversion right set forth above was fair and reasonable due to the fact that Mr. Goodman, pursuant to the Amended and Restated Designation, was giving up a non-dilutive voting right of over 99.975% of the Company’s voting stock as a result of such Amended and Restated Designation, which had the principal effects of (1) lowering the voting rights of such Series B Preferred Stock from a non-dilutive 99.975% interest to a dilutive 17.2% interest (currently); and (2) providing for the right at the option of Mr. Goodman, or automatically upon certain events discussed above, for such 1,000 shares of Series B Preferred Stock, to convert into 1,000,000 shares of common stock (previously such Series B Preferred Stock had no conversion rights).

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement (“Goodman Agreement”) with Mr. Goodman. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Mr. Goodman’s base salary to $158,400 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%) and to provide for annual increases in Mr. Goodman’s salary of no less than 10% per annum.  Pursuant to the Goodman Agreement, Mr. Goodman’s base salary was increased by the contractual minimum increase of 10% to $174,240, effective as of September 1, 2023

On September 16, 2022, the Company granted 750,000 restricted stock units (RSUs) to Mr. Goodman in consideration for services to be rendered by Mr. Goodman through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 250,000 RSUs for the year ended October 31, 2022, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 250,000 shares of common stock were issued to Mr. Goodman on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14 - EQUITY” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data.

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

As of October 31, 2023, and 2022, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $5,747 and $5,229, respectively.

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer and Director

On September 16, 2022, we entered into a First Amended and Restated Employment Agreement (“Feng Agreement”) with Ms. Feng. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Ms. Feng dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Ms. Feng’s base salary to $132,000 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%), and to provide for annual increases in Ms. Feng’s salary of no less than 10% per annum. Pursuant to the Feng Agreement, Ms. Feng’s base salary was increased by the contractual minimum increase of 10% to $145,200, effective as of September 1, 2023.

As of October 31, 2023, and 2022, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $4,789 and $4,358, respectively.

On September 16, 2022, the Company granted 375,000 restricted stock units to Ms. Feng in consideration for services to be rendered by Ms. Feng through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 125,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 125,000 shares of common stock were issued to Ms. Feng on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14- EQUITY” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data.

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

Thomas E. McChesney, a member of the Board of Directors of the Company

On April 24, 2020, the Board of Directors appointed Mr. Thomas E. McChesney as a member of the Board of Directors of the Company. Compensation for Mr. McChesney’s service on the Board, payable in arrears, was $2,000 per month from the date of his appointment to November 1, 2021; $3,000 per month from November 1, 2021, to May 25, 2022; and $5,000 per month from May 25, 2022, to present.

On January 28, 2022, Mr. McChesney exercised options to purchase 40,000 shares of common stock in a cashless exercise pursuant to which 4,977 shares of common stock were surrendered to the Company to pay for the aggregate exercise price of the options ($31,800) and 35,023 shares of common stock were issued.

During the twelve months ended October 31, 2023, and 2022, total director fees paid to Mr. McChesney were $60,000 and $46,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. McChesney was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. McChesney in consideration for services to be rendered by Mr. McChesney through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 50,000 RSUs for the year ended October 31, 2022, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. McChesney on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14- EQUITY” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data.

Murray G. Smith, a member of the Board of Directors of the Company

On July 27, 2020, the Board of Directors appointed Mr. Murray G. Smith as a member of the Board of Directors of the Company. Mr. Smith’s appointment was effective on August 1, 2020. Compensation for Mr. Smith’s service on the Board of Directors, payable in arrears, was $2,000 per month from the date of his appointment until November 1, 2021; $3,000 per month from November 1, 2021, to May 25, 2022; and $5,000 per month from May 25, 2022, to present.

During the twelve months ended October 31, 2023, and 2022, total director fees paid to Mr. Smith were $60,000 and $46,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Smith was $0 and $0, respectively.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, were met and 50,000 RSUs for the year ended October 31, 2022 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Smith on January 30, 2023, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 14- EQUITY” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data.

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

During the twelve months ended October 31, 2023, and 2022, total director fees paid to Mr. Moyes were $55,000 and $0, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Moyes was $0 and $0, respectively.

On December 8, 2022, the Company granted 100,000 restricted stock units to Mr. Moyes in consideration for services to be rendered by Mr. Moyes through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14- EQUITY” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data.

Aaron Richard Johnston, former member of the Board of Directors through November 1, 2022, and Current Consultant

Effective August 23, 2020, the Board of Directors appointed Mr. Aaron Richard Johnston as a member of the Board of Directors of the Company. The Board of Directors granted Mr. Johnston options to purchase 100,000 shares of common stock (at $2.67 per share, expiring August 1, 2025) in connection with his appointment.

Mr. Johnston’s compensation as a member of the Board, payable in arrears, has been $2,000 per month from the date of his appointment to November 1, 2021; $3,000 per month from November 1, 2021, to May 25, 2022; and $5,000 per month from May 25, 2022, to his resignation as a member of the Board of Directors effective November 1, 2022.

During the twelve months ended October 31, 2023, and 2022, fees paid to Mr. Johnston as a director were $0 and $46,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Johnston as a director was $0 and $0, respectively.

On October 27, 2022, the Company entered into a Consulting Agreement with Mr. Aaron Richard Johnston, a then member of the Board of Directors of the Company, who resigned effective November 1, 2022.

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

During the term of the agreement, for all services rendered by Mr. Johnston under the agreement, the Company agreed to pay Mr. Johnston: $12,000 per month, which may be increased from time to time with the consent of the Company and Mr. Johnston; a cash sign up bonus of $36,000; an equity sign up bonus of 100,000 shares of Restricted Common Stock of the Company (the “Stock Compensation”) which vests to Mr. Johnston at the rate of 50,000 of such shares on November 1, 2022 and 50,000 of such shares on February 1, 2023; the right to earn up to 50,000 Restricted Stock Units (“Board RSUs”) which were previously granted to Mr. Johnston on September 16, 2022 in consideration for services as a member of the Board of Directors of the Company; 300,000 new Restricted Stock Units (RSU’s), with the same incentive targets as the Board RSUs, with 150,000 RSUs vesting each of the years ended October 31, 2023 and 2024; and 300,000 RSUs (“Transaction RSUs”) which shall vest to Mr. Johnston, upon the closing of a transaction that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition provided the transaction closes prior to November 1, 2023.  Each RSU shall evidence the right to receive, upon vesting thereof, one share of common stock. Mr. Johnston is also eligible under the Consulting Agreement for discretionary bonuses in cash or equity, from time to time, at the discretion of the Board of Directors.  On October 20, 2023, the Company modified the Transaction RSUs to vest upon the closing of a transaction that, on a pro forma basis, as determined in good faith by the Board of Directors, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such 300,000 Restricted Stock Units shall be forfeited immediately and not eligible for vesting if such Doubling Transaction does not close prior to May 1, 2024.

The Consulting Agreement contains customary indemnification and confidentiality obligations, and a one-year non-competition prohibition restricting Mr. Johnston’s ability to compete against the Company following the termination of the agreement.

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Johnston in consideration for services to be rendered by Mr. Johnston through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. More details of the restricted stock units are covered in “NOTE 14- EQUITY” to the financial statements included herein under Item 8. Financial Statements and Supplementary Data.

A total of 100,000 of the restricted stock units granted to Mr. Johnston in consideration for his services as a director were forfeited upon his resignation. The remaining 50,000 RSUs granted to Mr. Johnston in consideration for his services on the Board of Directors vested to Mr. Johnston upon the Company reaching certain revenue and Adjusted EBITDA goals for the year ended October 31, 2022, and upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 30, 2023. 50,000 shares of common stock were issued to Mr. Johnston on January 30, 2023, to settle the vested RSUs.

During the twelve months ended October 31, 2023, and 2022, fees paid to Mr. Johnston as a consultant were $180,000 and $0, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Johnston as a director was $0 and $0, respectively.

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

The agreement provides for an annual salary of $60,000 per year, plus a Superannuation (currently 11%), subject to annual increases in the discretion of the Audit Committee of the Company. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Directors or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.  Effective October 1, 2023, Mr. Goodman’s salary was increased to $7,000 per month.

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

In connection with the entry into the employment agreement, the Company granted Mr. Brett Goodman options to purchase 50,000 shares of the Company’s common stock, evidenced by a Notice of Grant of Stock Options and Stock Option Award Agreement (the “Option Agreement”), with an exercise price equal to $3.98 per share, the closing sales price of the Company on the Nasdaq Capital Market on the date the grant was approved by the Board of Directors of the Company. A total of 1/2 of the options vested on August 22, 2023, and the other 1/2 of the options vest on August 22, 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting date and such options shall expire if unexercised on February 22, 2025. The options were granted under, and subject to the terms and conditions of, the Company’s 2018 Equity Incentive Plan.

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on December 8, 2023, and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting date. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024, and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. The RSUs will be settled in shares of common stock.

As of October 31, 2023, and 2022, total wages payable to Mr. Brett Goodman were $0 and $0, respectively, and the superannuation payable was $2,385 and $0, respectively.

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

Articulate had a prepaid deposit in favor of Skywind Services IOM Ltd (“Skywind”) in the amount of $43,569 (35,928 EUR) as of February 18, 2021. Articulate allowed GTG to utilize the prepaid deposits in order that GTG be able to operate and utilize certain Progressive Jackpot games of Skywind. On February 18, 2021, the Company recorded an account payable of $43,569 to Articulate. On July 29, 2021, the Company paid an equivalent of $42,464 to Articulate to settle the accounts payable based on the exchange rate on the same date.

Revenues from Articulate were $662,532 and $862,373, during the twelve months ended October 31, 2023 and 2022, respectively. As of October 31, 2023, and 2022, the amount receivable from Articulate was $331,246 and $413,714, respectively.

(b) Offset accounts payable with accounts receivable:

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

Omar Jimenez

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provides for Mr. Jimenez to be paid $12,500 per month (which may be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), and the grant to Mr. Jimenez of options to purchase 50,000 shares of common stock (at $9.910 per share, which expired on April 23, 2023).  Mr. Jimenez may also receive discretionary bonuses from time to time at the discretion of the Board of Directors in cash, stock or options.

During the twelve months ended October 31, 2023, and 2022, total consulting fees paid to Mr. Jimenez were $300,000 and $275,000, respectively. As of October 31, 2023, and 2022, the amount payable to Mr. Jimenez was $0 and $0, respectively.

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

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date, which occurred on January 16, 2024, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

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

During the twelve months ended October 31, 2023, and 2022, revenues from Elray were $0 and $0, respectively. As of October 31, 2023, and 2022, the amount receivable from Elray was $0 and $0, respectively. The blockchain online gaming operations and blockchain currency technology that are expected to be licensed to casino operators are now fully integrated and operational as of January 16, 2024.

The Company’s entry into the License Agreement was approved by the Board of Directors of the Company, with Mr. Goodman and Ms. Feng abstaining from such vote, and the Company’s Audit Committee, which is made up of independent directors, which committee is tasked with approving related party transactions of the Company. As of October 31, 2023, there have been no transactions between Elray and the Company.

Other

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets (the “GMG Sellers”).  Aaron Johnston is a former Board Member of Golden Matrix, and Mark Weir is a former 10% Stockholder in RKings, of which Golden Matrix owned 80% as of October 17, 2022 (and currently owns 100% of), and as such were both related parties to Golden Matrix.

Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, the Company would pay the GMG Sellers 25,000 British pound sterling (GBP)(approximately $30,708) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

Review, Approval and Ratification of Related Party Transactions

The Audit Committee of the board of directors of the Company is tasked with reviewing and approving any issues relating to conflicts of interests and all related party transactions of the Company (“Related Party Transactions”). The Audit Committee, in undertaking such review, will analyze the following factors, in addition to any other factors the Audit Committee deems appropriate, in determining whether to approve a Related Party Transaction: (1) the fairness of the terms for the Company (including fairness from a financial point of view); (2) the materiality of the transaction; (3) bids / terms for such transaction from unrelated parties; (4) the structure of the transaction; (5) the policies, rules and regulations of the U.S. federal and state securities laws; (6) the policies of the Committee; and (7) interests of each related party in the transaction.

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

In addition, our Code of Business Conduct and Ethics (described above under “Corporate Governance—Code of Business Conduct and Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our Certificate of Incorporation and Bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

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

Furthermore, the Board has determined that each of the members of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, is independent within the meaning of Nasdaq director independence standards applicable to members of such committees, as currently in effect.

The Compensation Committee members also qualify as “non-employee directors” within the meaning of Section 16 of the Exchange Act.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is M&K CPAs, PLLC, the Woodlands, Texas, PCAOB Auditor ID 2738.

The following table sets forth the fees billed by our principal independent accountant, M&K CPAS, PLLC, for the twelve months ended October 31, 2023, and 2022, for the categories of services indicated.

	Twelve Months Ended October 31,	Twelve Months Ended October 31,
	2023	2022
Audit Fees	$132,000	$152,000
Audit Related Fees	-	$5,000
Tax Fees	-	$1,800
All Other Fees	-	-
Total	$132,000	$158,800

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by M&K CPAS, PLLC, for the twelve months ended October 31, 2023, and 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules:

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10‑K.

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

122

2.3#£

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
2.4

First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated September 22, 2023 by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

		8-K	2.2	9/28/2023	001-41326
3.1	Articles of Incorporation Since Formation and through April 2020	10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022	8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020	8-K	3.2	10/28/2020	000-54840

3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
4.1	Form of Common Stock Purchase Warrant (October 2021 Placement Agent Offering)		8-K	4.1	10/27/2021	000-54840
4.2	Description of Securities of the Registrant	x
10.1	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.2	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018		10-KT/A	10.4	10/28/2020	000-54840
10.3***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan		10.1	S-8	10/15/2019	333-234192
10.4	Form of Common Stock Purchase Warrant (August 2020 Private Offering)		8-K	10.2	8/27/2020	000-54840
10.5***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020		8-K	10.1	10/28/2020	000-54840
10.6***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020		8-K	10.2	10/28/2020	000-54840
10.7#	Sportsbook Software Licence and Services Agreement dated October 21, 2020 (and effective October 28, 2020), by and between Golden Matrix Group, Inc. and Amelco UK Limited		8-K	10.1	11/2/2020	000-54840
10.8	Distribution Agreement effective November 18, 2020, by and between Golden Matrix Group, Inc. and Playtech Software Limited		8-K	10.1	11/23/2020	000-54840
10.9	October 31, 2020, Memorandum between Golden Matrix Group, Inc. and Articulate Pty Ltd		10-Q	10.21	12/11/2020	000-54840
10.10	Share Purchase Agreement effective December 22, 2020, by and between Golden Matrix Group, Inc. and Global Technology Group Pty Ltd		8-K	10.1	12/28/2020	000-54840
10.11	Form of Common Stock Purchase Warrant (January 2021 Private Offering)		8-K	10.2	1/26/2021	000-54840
10.12	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd		8-K	10.1	3/8/2021	000-54840
10.13	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Articulate Pty Ltd and Brett Goodman and Jason Silver		10-K	10.25	4/30/2021	000-54840

10.14	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd	10-K	10.26	4/30/2021	000-54840
10.15	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021	10-K	10.27	4/30/2021	000-54840
10.16	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021	10-K	10.28	4/30/2021	000-54840
10.17	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Aaron Neill-Stevens dated March 22, 2021	10-K	10.29	4/30/2021	000-54840
10.18	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Vladislav Slava Aizenshtat dated March 22, 2021	10-K	10.3	4/30/2021	000-54840
10.19	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.	8-K	10.1	4/23/2021	000-54840
10.20***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021	10-K	10.33	4/30/2021	000-54840
10.21	Software Licensing Agreement dated June 4, 2021 (and effective June 28, 2021), by and between Golden Matrix Group, Inc. and Fantasma Games AB	8-K	10.1	6/29/2021	000-54840
10.22	Agreement to Amend and Restate Common Stock Purchase Warrant, dated July 14, 2021, and effective June 6, 2021, by and among Golden Matrix Group, Inc. and Knutsson Holdings AB	8-K	10.1	7/15/2021	000-54840
10.23	Amended and Restated Common Stock Purchase Warrant to purchase 830,000 shares of common stock dated July 14, 2021, and effective June 6, 2021	8-K	10.2	7/15/2021	000-54840
10.24	Golden Matrix Group, Inc. 2022 Equity Incentive Plan	8-K	10.1	5/11/2022	001-41326
10.25	Settlement and Mutual Release Agreement dated August 1, 2022, by and between Golden Matrix Group, Inc. and Mark Weir	10-K	10.34	1/30/2023	001-41326
10.26***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman	8-K	10.1	9/20/2022	001-41326
10.27***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng	8-K	10.2	9/20/2022	001-41326

10.28***	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(officer and employee awards – September 2022)		8-K	10.3	9/20/2022	001-41326
10.29***	Employment Agreement effective September 1, 2022, between Golden Matrix Group, Inc. and Brett Goodman		8-K	10.4	9/20/2022	001-41326
10.30***	Form of Stock Option Agreement – Brett Goodman (2018 Equity Incentive Plan)		8-K	10.5	9/20/2022	001-41326
10.31	Share Purchase Agreement dated October 17, 2022, and effective October 24, 2022, by and between Golden Matrix Group, Inc. and the Shareholders of GMG Assets Limited		8-K	10.1	10/27/2022	001-41326
10.32***	Consulting Agreement dated October 27, 2022, by and between Golden Matrix Group, Inc. and Aaron Richard Johnston		8-K	10.1	11/1/2022	001-41326
10.33***	Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)		8-K	10.2	11/1/2022	001-41326
10.34***	Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)		8-K	10.3	11/1/2022	001-41326
10.35***	Software License Agreement between Elray Resources Inc. and Golden Matrix Group, Inc., effective December 1, 2022		8-K	10.1	12/12/2022	001-41326
10.36***	Memorandum between Articulate Pty Ltd and Golden Matrix Group, Inc., dated October 14, 2022		10-K	10.45	1/30/2023	001-41326
14.1	Code of Business Conduct and Ethics		8-K	14.1	10/28/2020	001-41326
21.1	Subsidiaries*	x
23.1	Consent of M&K CPAS, PLLC*	x
24.1	Power of Attorney (included on the Signatures page of this Report on Form 10-K).*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
99.1	Audit Committee Charter		8-K	99.1	1/28/2021	000-54840
99.2	Compensation Committee Charter		8-K	99.3	8/27/2020	000-54840
99.3	Nominating and Corporate Governance Committee Charter		8-K	99.4	8/27/2020	000-54840

99.4	Corporate Disclosure Policy		8-K	99.1	4/23/2021	000-54840
97.1	Golden Matrix Group, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		8-K	10.1	9/28/2023	000-54840
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	XBRL Taxonomy Extension Schema Document	x
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	x

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

Golden Matrix Group, Inc.

Date: January 17, 2024	By:	/s/ Anthony Brian Goodman
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

Name	Title	Date

/s/ Anthony Brian Goodman
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	January 17, 2024

/s/ Omar Jimenez
Omar Jimenez	Chief Financial Officer and Chief Compliance Officer (Principal Financial/Accounting Officer)	January 17, 2024

/s/ Weiting ‘Cathy’ Feng
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director	January 17, 2024

/s/ Thomas E. McChesney
Thomas E. McChesney	Director	January 17, 2024

/s/ Murray G. Smith
Murray G. Smith	Director	January 17, 2024

/s/ Philip Daniel Moyes
Philip Daniel Moyes	Director	January 17, 2024

