Form 10-Q
period 2024-01-31
Golden Matrix Group, Inc.
filed 2024-03-14
CIK 1437925

?

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

As of March 14, 2024, there were 36,615,932 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those included in, and incorporated by reference in, the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

•

our need for significant additional financing to grow and expand our operations and complete acquisitions, including the Purchase of the Meridian Companies, discussed and defined below under “NOTE 16 – MERIDIAN PURCHASE AGREEMENT” to the unaudited financial statements included under “Part I – Financial Statements – “Item 1. Financial Statements” (the “Meridian Acquisition”), defined below, the availability and the terms of such financing, and potential dilution which may be caused by the availability of such financing, if obtained through the sale of equity or convertible securities;

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

•

the fact that the Company’s Chief Executive Officer has voting control over the Company and that the sellers in the Meridian Acquisition will have voting control over the Company following the acquisition;

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

•	the Company’s ability to protect proprietary information;

•	• the ability of the Company to compete in its market;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiary
Consolidated Balance Sheets
	January 31, 2024	October 31, 2023
ASSETS

Current assets:
Cash	$17,292,978	$17,100,280
Accounts receivable, net	4,031,349	3,551,383
Accounts receivable – related parties	296,472	331,246
Prepaid expenses	142,992	103,271
Short-term deposit	53,838	51,971
Inventory, prizes	2,376,836	1,714,525
Total current assets	$24,194,465	$22,852,676

Non-current assets:
Property, plant & equipment, net	40,139	46,447
Intangible assets, net	2,145,137	2,245,341
Operating lease right-of-use assets	335,702	56,643
Goodwill	10,381,710	10,381,710
Total non-current assets	12,902,688	12,730,141
Total assets	$37,097,153	$35,582,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,865,859	$2,847,653
Accounts payable – related parties	3,627	12,921
Accrued income tax liability	664,444	476,485
Deferred revenues	130,560	108,106
Deferred tax liability	19,748	18,819
Current portion of operating lease liability	81,086	59,089
Customer deposits	291,238	348,620
Accrued interest	123	123
Contingent liability	636,650	607,607
Total current liabilities	4,693,335	4,479,423

Non-current liabilities:
Non-current portion of operating lease liability	257,077	-
Total non-current liabilities	257,077	-
Total liabilities	$4,950,412	$4,479,423

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 250,000,000 shares authorized; 36,615,932 and 36,162,932 shares issued and outstanding, respectively	$366	$362
Additional paid-in capital	57,794,735	57,023,788
Accumulated other comprehensive income (loss)	124,732	(73,159)
Accumulated deficit	(25,773,092)	(25,847,597)
Total shareholders’ equity of GMGI	32,146,741	31,103,394
Total liabilities and shareholders’ equity	$37,097,153	$35,582,817

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023

Revenues	$11,778,656	$10,591,036
Revenues-related party	65,226	186,643
Total revenues	11,843,882	10,777,679
Cost of goods sold	(8,468,622)	(8,334,645)
Gross profit	3,375,260	2,443,034

Costs and expenses:
General and administrative expense	2,336,792	2,037,295
General and administrative expense- related party	759,264	734,694
Total operating expenses	3,096,056	2,771,989
Gain (Loss) from operations	279,204	(328,955)

Other income (expense):
Interest expense	(600)	(998)
Interest earned	39,264	11,905
Foreign exchange gain	18,817	20,213
Total other income (expense)	57,481	31,120
Net income (loss) before tax	336,685	(297,835)
Provision for income taxes	262,180	145,686
Net income (loss)	74,505	(443,521)

Weighted average ordinary shares outstanding:
Basic	36,276,139	33,311,667
Diluted	38,779,778	33,311,667
Net income (loss) per ordinary share attributable to GMGI:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Statements of Comprehensive Income:
Net income (loss)	$74,505	$(443,521)
Foreign currency translation adjustments	197,891	152,259
Comprehensive income (loss)	$272,396	$(291,262)

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

Three Months Ended January 31, 2023

	Preferred Stock- Series B		Common Stock		Additional Paid-in	Unearned	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non- controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	GMGI	interest	Equity
Balance at October 31, 2022	1,000	$-	28,182,575	$282	$51,677,727	$-	$(205,747)	$(24,674,847)	$26,797,415	$2,999,066	$29,796,481
Shares issued as consideration to acquire RKings	-	-	165,444	2	2,928,450	-	-	-	2,928,452	(2,928,452)	-
Shares issued on cashless exercise of options	-	-	7,122,230	71	(71)	-	-	-	-	-	-
Shares issued for services	-	-	104,277	1	265,999	(2,611)	-	-	263,389	-	263,389
Shares issued for vested RSUs	-	-	525,000	5	(5)	-	-	-	-	-	-
FV of stock-based compensation	-	-	-	-	818,395	-	-	-	818,395	-	818,395
Cumulative translation adjustment	-	-	-	-	-	-	152,259	-	152,259	-	152,259
Adjustment to reduce NCI amount recorded for RKings acquisition	-	-	-	-	-	-	-	-	-	(70,614)	(70,614)
Net loss for the quarter	-	-	-	-	-	-	-	(443,521)	(443,521)	-	(443,521)
Balance at January 31, 2023	1,000	$-	36,099,526	$361	$55,690,495	$(2,611)	$(53,488)	$(25,118,368)	$30,516,389	$-	$30,516,389

See accompanying notes to consolidated financial statements.

For the Three Months Ended January 31, 2024

	Preferred Stock-Series B		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	GMGI
Balance at October 31, 2023	1,000	$-	36,162,932	$362	$57,023,788	$(73,159)	$(25,847,597)	$31,103,394
Shares issued for vested RSUs	-	-	453,000	4	(4)	-	-	-
FV of stock-based compensation	-	-	-	-	770,951	-	-	770,951
Cumulative translation adjustment	-	-	-	-	-	197,891	-	197,891
Net income for the quarter	-	-	-	-	-	-	74,505	74,505
Balance at January 31, 2024	1,000	$-	36,615,932	$366	$57,794,735	$124,732	$(25,773,092)	$32,146,741

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	January 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$74,505	$(443,521)
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	770,951	818,395
Fair value of shares issued for services	-	263,389
Unrealized foreign exchange loss on contingent liability	29,043	42,642
Amortization of intangible assets	111,546	106,666
Depreciation of property, plant and equipment	9,894	9,897

Changes in operating assets and liabilities:
Increase in accounts receivable	(766,129)	(820,054)
Decrease in accounts receivable – related party	34,774	58,358
(Increase) decrease in prepaid expense	(38,971)	6,601
Increase in inventory, prize	(571,196)	(378,170)
(Increase) decrease in operating lease assets	(280,141)	23,993
Increase in accounts payable and accrued liabilities	251,584	626,252
(Decrease) increase in accounts payable – related party	(9,868)	17,767
Increase in accrued income tax liability	162,611	145,686
(Decrease) increase in deferred revenues	16,927	(55,912)
(Decrease) increase in customer deposit	(67,423)	3,642
(Decrease) increase in operating lease liabilities	280,068	(23,978)
Net cash provided by operating activities	$8,175	$401,653

Cash flows from investing activities:
Cash paid for leasehold improvement	-	(6,202)
Cash paid for purchase of fixed assets	(1,511)	(1,933)
Cash paid for purchase of intangible assets	-	(52,788)
Net cash used in investing activities	$(1,511)	$(60,923)

Effect of exchange rate changes on cash	186,034	133,494

Net increase (decrease) in cash and cash equivalents	192,698	474,224
Cash at beginning of year	17,100,280	14,949,673
Cash at end of the quarter	$17,292,978	$15,423,897

Supplemental cash flows disclosures
Interest paid	$600	$998
Tax paid	$99,569	$-

Supplemental disclosure of non-cash activities
Cashless exercise of options	$-	$71
Acquisition of 20% shares of RKings	$-	$488,060
Accounts payable settled with accounts receivable	$300,000	$-

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

On January 11, 2023, the Company entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia; Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”). Pursuant to the Original Purchase Agreement, we agreed to acquire 100% of the Meridian Companies (the “Purchase”). On June 28, 2023, we entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, with the Meridian Sellers (the “A&R Purchase Agreement”), which amended certain provisions of the Original Purchase Agreement. On September 27, 2023, the Company and the Meridian Sellers entered into a First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital, dated September 22, 2023 (the “First Amendment”). On January 22, 2024, the Company and the Meridian Sellers entered into a Second Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Second Amendment”, and the A&R Purchase Agreement as amended by the First Amendment and Second Amendment, the “Purchase Agreement”) which extended the required closing date of the Purchase from March 31, 2024, to June 30, 2024, or such other later date as may be approved by the mutual consent of the parties (subject to an automatic extension right described in the Purchase Agreement). The Purchase Agreement is described in greater detail below under “NOTE 16 – MERIDIAN PURCHASE AGREEMENT”. The Purchase has not closed to date.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended October 31, 2023, and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Global Technology Group Pty Ltd. (“GTG”), RKings, GMG Assets, Golden Matrix (IOM) Limited and its 99.99% ownership interest in Golden Matrix MX. All intercompany transactions and balances have been eliminated.

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

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at January 31, 2024 and October 31, 2023.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of January 31, 2024 and October 31, 2023, the allowance for doubtful accounts was $0 and $0, respectively. During the three months ending January 31, 2024, and 2023, there was no bad debt recorded.

Intangible Assets

Intangible assets are capitalized when a future benefit is determined. Intangible assets are amortized over the anticipated useful life of the intangible asset.

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day-to-day operation of the website are expensed as incurred. The website development costs to upgrade and enhance the functionality of RKings’ and Mexplay’s websites were capitalized and amortized on a straight-line basis over their expected useful lives, estimated to be 3 years. During the three months ended January 31, 2024 and 2023, $0 and $52,788 in website development costs, or related costs were incurred and capitalized, respectively.

Software Development Costs

The Company capitalizes internal software development costs subsequent to establishing technological feasibility of a software application in accordance with guidelines established by ASC 985-20-25 “Costs of Software to Be Sold, Leased, or Marketed”, requiring certain software development costs to be capitalized upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors such as anticipated future revenue, estimated economic life, and changes in software and hardware technologies. Amortization of the capitalized software development costs begins when the product is available for general release to customers. Capitalized costs are amortized based on the straight-line method over the remaining estimated economic life of the product. No software development costs, or related costs were incurred for the three months ended January 31, 2024, and 2023.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $111,546 and $106,666 during the three months ended January 31, 2024, and 2023, respectively.

Inventories, Prizes

RKings purchases prizes to be awarded to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the specific identification method (which approximates the previously reported first-in, first-out (“FIFO”) method and there is no change (or cumulative change) resulting from a change in accounting method). Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. Inventory of prizes was $2,376,836 and $1,714,525 at January 31, 2024 and October 31, 2023, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life of four years. The depreciable life of leasehold improvements is limited by the expected lease term. Property, plant and equipment, net of depreciation, were $40,139 and $46,447 at January 31, 2024 and October 31, 2023, respectively.

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

The following is a reconciliation of basic and diluted earnings (loss) per common share for the three months ended January 31, 2024, and 2023:

	For the three months ended
	January 31,
	2024	2023

Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$74,505	$(443,521)
Denominator:
Weighted average common shares outstanding	36,276,139	33,311,667

Basic earnings (loss) per common share	$0.00	$(0.01)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$74,505	$(443,521)
Denominator:
Weighted average common shares outstanding	36,276,139	33,311,667
Preferred shares	1,000,000	-
Warrants/Options	216,139	-
Restricted stock units	1,287,500	-
Adjusted weighted average common shares outstanding	38,779,778	33,311,667

Diluted earnings (loss) per common share	$0.00	$(0.01)

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. The Company has foreign currency translation adjustments of $197,891 and $152,259 during the three months ended January 31, 2024, and 2023, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains of $18,817 and $20,213 during the three months ended January 31, 2024, and 2023, respectively.

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

The stock-based compensation of options issued to consultants was recognized as a component of cost of goods sold since the stock-based compensation is the direct labor cost associated with running the Company’s GM2 Asset system, in the amount of $49,651 and $120,054 during the three months ended January 31, 2024, and 2023, respectively.

Stock-based compensation included in general and administrative (G&A) expense was $193,991 and $438,834 during the three months ended January 31, 2024, and 2023, respectively.

Stock-based compensation included in G&A expense concerning a related party was $527,309 and $522,896 during the three months ended January 31, 2024, and 2023, respectively.

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

Amount due from Citibank is the result of Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to its accounts that were not authorized. Citibank immediately recognized that it was an error under the Electronic Fund Transfer Act (EFTA) (15 U.S.C. 1693 et seq.) of 1978 and 12 CFR 1005.11. Through January 31, 2024, Citibank has replenished $709,013 of the unauthorized ACH transactions which resulted in a receivable due from Citibank of $20,492, which amount is still outstanding as of the date of this report.

The Company has accounts receivable of $4,031,349 and $3,551,383 as of January 31, 2024 and October 31, 2023, respectively (net of allowance for bad debt of $0 and $0, respectively).  During the three months ended January 31, 2024, and 2023, $300,000 and $0 of accounts payable were settled with accounts receivable.

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable-related party are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from one related party: Articulate Pty Ltd. (“Articulate”), which is wholly-owned by Anthony Brian Goodman, CEO of the Company and his wife Marla Goodman, which amounted to $296,472 and $331,246 as of January 31, 2024 and October 31, 2023, respectively.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses mainly include prepayments to the Company’s broker for stock repurchase, Nasdaq listing fees, rent, insurance, retainer for professional services, prepaid employee wages, and a one-year Gaming License fee. The balances of prepaid expenses are $142,992 and $103,271 as of January 31, 2024, and October 31, 2023, respectively. The components of prepaid expenses are as follows:

	As of January 31,	As of October 31,
	2024	2023
Prepayments to suppliers	$82,167	$90,329
Prepayment for the gaming license fee	56,194	8,528
Prepaid payroll expense	4,631	4,414
Total prepaid expenses	$142,992	$103,271

NOTE 5 – SHORT-TERM DEPOSITS

Office Lease deposit

Short-term deposits represent a deposit required for an office lease in Australia. On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years and on December 11, 2023, the lease was renewed for an additional 3 years at the rate of $120,324 ($180,993 AUD) per year (subject to a 4% annual increase) plus goods and services tax charged at 10% based on Australian Taxation Law, with the same terms and conditions of the original lease.

Under the terms of the lease, the Company is required to provide a bank guarantee and has entered into a $53,838 ($81,896 AUD) Term Deposit at St. George Bank (with lessor as beneficiary) as collateral for the bank guarantee (from St. George Bank) to the benefit of the lessor. The Term Deposit was opened on June 1, 2021, had a one-year maturity and earned 0.25% interest per year. On June 1, 2022, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. On June 1, 2023, the Term Deposit was automatically reinvested at St. George Bank for an additional one-year term, under the same terms as the original Term Deposit of June 1, 2021; the interest rate on renewal is 0.25%. The Company has Term Deposits of $53,838 and $51,971 as of January 31, 2024, and October 31, 2023, respectively.

As of January 31, 2024, and October 31, 2023, the operating lease right-of-use asset was $335,702 and $56,643, respectively, and there was also a current operating lease liability of $81,086 and $59,089, respectively and a non-current operating lease liability of $257,077 and $0, respectively.

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

Pursuant to the GMG Purchase Agreement, the Company agreed to pay the sellers 25,000 British pound sterling (GBP) (approximately $30,708) for 100% of GMG Assets, which represented the combined costs paid by the sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

During the three months ended January 31, 2024, GMG Assets contributed revenues of $1,330,351 and net income attributable to the Company of $73,947.

Third Party Business Acquisition

RKings Acquisition

On November 29, 2021, the Company entered into the RKings Purchase Agreement, and closed the RKings Purchase on December 6, 2021, with an effective date of November 1, 2021, to acquire an 80% ownership interest in RKings from Mark Weir and Paul Hardman, individuals (each an “RKings Seller” and collectively the “RKings Sellers”), the then owners of 100% of the ordinary issued share capital of RKings.

The RKings Purchase Agreement provided for a total of GBP £1,000,000 (USD $1,366,500) (the “Holdback Amount”) to be retained by the Company, following closing, which was to be released to the RKings Sellers within six months after the closing date only to the extent that (A) RKings achieved revenue of at least USD $7,200,000 during the six full calendar months immediately following the closing date; and (B) the RKings Sellers did not default in any of their obligations, covenants or representations under the RKings Purchase Agreement or other transaction documents. On June 1, 2022, the Company notified the RKings Sellers that they were in default, under the RKings Purchase Agreement, of their obligations (including (1) use of Company confidential data in breach of the non-disclosure requirements of the RKings Purchase Agreement, (2) tortious interference with the Company’s business and customer relationships, and (3) exploitation of Company assets for personal gain, and (3) breaching the Shareholders Agreement dated November 29, 2021). Consequently, the Company notified the RKings Sellers that their right to receive the £1,000,000 Holdback Amount and the £4,000,000 Earn-Out Consideration had been terminated. However, effective on August 4, 2022, we entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with Mark Weir, one of the two RKings Sellers of the 80% interest in RKings. The Settlement Agreement was entered into to partially settle certain breaches of the RKings Purchase Agreement with the RKings Sellers (Mr. Mark Weir and Mr. Paul Hardman) whereby we agreed to pay to Mr. Weir the amount of £450,000 (approximately $548,112), representing one-half of the £1,000,000 (approximately $1,218,027) Holdback Amount, less £50,000 (approximately $60,902) in excess salary payments made to Mr. Weir (the “Settlement Payment”). The Settlement Payment was in full satisfaction of all payments (including any portion of the Holdback Amount or Earn-Out Consideration (defined and discussed below)), due to Mr. Weir under the RKings Purchase Agreement. The Settlement Payment was paid in full on August 21, 2022. The Company’s ongoing disputes and claims against Mr. Hardman, the other RKings Seller, relating to breaches of the terms of the RKings Purchase Agreement by Mr. Hardman, remain outstanding and the Company is continuing to pursue such claims.

On November 30, 2022, the Company completed the purchase of 10% of RKings from each RKings Seller (20% in aggregate) in consideration for the Buyout Shares and effective as of November 4, 2022, the Company owns 100% of RKings. The fair value of the 165,444 shares issued on November 4, 2022 at $2.95 per share amounted to $488,060.

Consideration paid for RKings	Amount
Closing cash consideration of GBP £3,000,000 based on Exchange Rate on November 1, 2020	$4,099,500
Fair value of 666,250 restricted shares consideration at $7.60 per share	5,063,500
Fair value of contingent shares consideration for net assets	562,650
Holdback amount paid to Mr. Mark Weir	683,250
Fair value of 165,444 restricted shares at $2.95 per share	488,060
Consideration paid through January 31, 2024	$10,896,960

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

RKings’ results of operations have been included in our consolidated financial statements beginning November 1, 2021. During the three months ended January 31, 2024, and 2023, RKings contributed revenues of $5,688,657 and $5,337,706, and net income of $632,592 and $501,312, respectively, to the Company.

Incorporation

Golden Matrix (IOM) Limited

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

NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS

Website development costs incurred to upgrade and enhance the functionality of RKings’ and Golden Matrix MX’s website were capitalized. For the three months ended January 31, 2024 and 2023, website development costs amount to $0 and $52,788, respectively.

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

Amortization expenses related to intangible assets were $111,546 and $106,666 for the three months ended January 31, 2024, and 2023, respectively. Accumulated amortization was $980,450 and $863,758 as of January 31, 2024, and October 31, 2023, respectively.

The following table details the carrying values of the Company’s intangible assets excluding goodwill:

	As of
	January 31,	October 31,
	2024	2023
Definite-lived intangible assets
Aggregation Platform	$116,000	$116,000
Gaming permit in Mexico	257,459	245,644
Website Development Cost	152,128	147,455
Trademarks	2,000,000	2,000,000
Non-compete Agreements	600,000	600,000
Gross definite-lived intangible assets	3,125,587	3,109,099
Less: accumulated amortization
Aggregation Platform	(113,354)	(105,240)
Gaming permit in Mexico	(57,200)	(44,265)
Website Development Cost	(89,896)	(74,253)
Trademarks	(450,000)	(400,000)
Non-compete Agreements	(270,000)	(240,000)
Total accumulated amortization	(980,450)	(863,758)
Net definite-lived intangible assets	$2,145,137	$2,245,341

NOTE 8 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management’s superannuation payable of $3,627 and $12,921, as of January 31, 2024, and October 31, 2023, respectively.  A Superannuation is mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%).

NOTE 9 – DEFERRED REVENUES

The payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winners of prize competitions. Deferred revenues were $130,560 and $108,106 as of January 31, 2024, and October 31, 2023, respectively.

NOTE 10 – CUSTOMER DEPOSITS

The Company has customer deposits in both the B2B segment and the B2C segment.

In the B2B segment there are two sources of deposits, one source of deposits is from the Company’s customers participating in the Progressive Jackpot Games. The clients are required to provide the Company with a minimum deposit amount of $5,000, which serves as a deposit for the Progressive Contribution Fee. During the tenure of the client’s operation, the deposit will not be used to deduct or offset any invoices, and when the client decides not to operate, the deposit will be fully refunded to the client. As of January 31, 2024, and October 31, 2023, customer deposits for Progressive Jackpot Games amounted to $69,866 and $68,721, respectively. The other source of deposits is the payment from customers in advance of any usage of gaming content. As the gaming content is utilized by the customers, revenues are recognized. As of January 31, 2024, and October 31, 2023, a total of $198,400 and $259,696 of customer deposits are from this source.

Total customer deposits in the B2B segment amount to $268,266 and $328,417 as of January 31, 2024, and October 31, 2023, respectively.

In the B2C segment, the Company records liabilities for user account balances in Mexico. User account balances consist of user deposits, promotional awards, and user net winnings less user withdrawals. As of January 31, 2024, and October 31, 2023, user account balances were $22,972 and $20,203, respectively.

Total customer deposits amount to $291,238 and $348,620 as of January 31, 2024, and October 31, 2023, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Chairman

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement (“Goodman Agreement”) with Mr. Goodman. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Mr. Goodman’s base salary to $158,400 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%) and to provide for annual increases in Mr. Goodman’s salary of no less than 10% per annum.  Pursuant to the Goodman Agreement, Mr. Goodman’s base salary was increased by the contractual minimum increase of 10% to $174,240, effective as of September 1, 2023.  Also on September 16, 2022, the Company granted 750,000 restricted stock units (RSUs) to Mr. Goodman in consideration for services to be rendered by Mr. Goodman through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue goals for the year ended October 31, 2023, were met and 125,000 RSUs for the year ended October 31, 2023, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, on January 17, 2024. 125,000 shares of common stock were issued to Mr. Goodman on January 17, 2024, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12 - EQUITY”.

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

As of January 31, 2024, and December 31, 2023, total wages payable to Mr. Goodman were $0 and $0, respectively, and the superannuation payable was $1,559 and $5,747, respectively.

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer and Director

On September 16, 2022, we entered into a First Amended and Restated Employment Agreement (“Feng Agreement”) with Ms. Feng. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Ms. Feng dated October 26, 2020, to among other things extend the term thereof for four years to August 20, 2026, increase Ms. Feng’s base salary to $132,000 per year, plus a Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11%), and to provide for annual increases in Ms. Feng’s salary of no less than 10% per annum. Pursuant to the Feng Agreement, Ms. Feng’s base salary was increased by the contractual minimum increase of 10% to $145,200, effective as of September 1, 2023.  Also on September 16, 2022, the Company granted 375,000 restricted stock units to Ms. Feng in consideration for services to be rendered by Ms. Feng through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue goals for the year ended October 31, 2023, were met and 62,500 RSUs for the year ended October 31, 2023, vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2022, on January 17, 2024. 62,500 shares of common stock were issued to Ms. Feng on January 17, 2024, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

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

As of January 31, 2024, and December 31, 2023, total wage payable to Ms. Feng was $0 and $0, respectively, and the superannuation payable was $1,300 and $4,789, respectively.

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

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. McChesney in consideration for services to be rendered by Mr. McChesney through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue goals for the year ended October 31, 2023, were met and 25,000 RSUs for the year ended October 31, 2023 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, on January 17, 2024. 25,000 shares of common stock were issued to Mr. McChesney on January 17, 2024, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

Compensation for Mr. McChesney’s service on the Board, payable in arrears, is $5,000 per month.

During the three months ended January 31, 2024, and 2023, total consulting fees paid to Mr. McChesney were $15,000 and $15,000, respectively. As of January 31, 2024, and October 31, 2023, the amount payable to Mr. McChesney was $0 and $0, respectively.

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

On September 16, 2022, the Company granted 150,000 restricted stock units to Mr. Smith in consideration for services to be rendered by Mr. Smith through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue goals for the year ended October 31, 2023 were met and 25,000 RSUs for the year ended October 31, 2023 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, on January 17, 2024. 25,000 shares of common stock were issued to Mr. Smith on January 17, 2024, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

Compensation for Mr. Smith’s service on the Board, payable in arrears, is $5,000 per month.

During the three months ended January 31, 2024, and 2023, total consulting fees paid to Mr. Smith were $15,000 and $15,000, respectively. As of January 31, 2024, and October 31, 2023, the amount payable to Mr. Smith was $0 and $0, respectively.

Philip D. Moyes, a member of the Board of Directors of the Company

Effective on December 3, 2022, the Board of Directors appointed Philip Daniel Moyes as a member of the Board of Directors and as a member of the Audit Committee of the Board of Directors.

On December 8, 2022, the Company granted 100,000 restricted stock units to Mr. Moyes in consideration for services to be rendered by Mr. Moyes through October 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company. Certain revenue goals for the year ended October 31, 2023 were met and 25,000 RSUs for the year ended October 31, 2023 vested upon the filing of the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, on January 17, 2024. 25,000 shares of common stock were issued to Mr. Moyes on January 17, 2024, to settle the vested RSUs. More details of the restricted stock units are covered in “NOTE 12- EQUITY”.

Compensation for Mr. Moyes’ service on the Board, payable in arrears, is $5,000 per month.

During the three months ended January 31, 2024, and 2023, total consulting fees paid to Mr. Moyes were $15,000 and $10,000, respectively. As of January 31, 2024, and October 31, 2023, the amount payable to Mr. Moyes was $0 and $0, respectively.

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

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on December 8, 2023, and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting date. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024, and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. The RSUs will be settled in shares of common stock. On December 8, 2023, 20,000 RSUs vested and 20,000 shares of common stock were issued to Mr. Brett Goodman on the same date to settle the vested RSUs.

As of January 31, 2024, and October 31, 2023, total wages payable to Mr. Brett Goodman were $0 and $0, respectively, and the superannuation payable was $768 and $2,385, respectively.

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

During the three months ended January 31, 2024, and 2023, revenues from Articulate were $65,226 and $186,643, respectively. As of January 31, 2024, and October 31, 2023, the amount receivable from Articulate was $296,472 and $331,246, respectively.

Omar Jimenez, Chief Financial Officer/Chief Compliance Officer

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. Mr. Jimenez is paid $25,000 per month, and Mr. Jimenez was granted options to purchase 50,000 shares of common stock (at $9.910 per share, expiring on April 23, 2023), which were granted under the Company’s 2018 Equity Compensation Plan; options to purchase 25,000 shares vested on April 22, 2021, and options to purchase 25,000 shares vested on October 22, 2021. The options to purchase 50,000 shares were not exercised and expired on April 23, 2023.

During the three months ended January 31, 2024, and 2023, total consulting fees paid to Mr. Jimenez were $75,000 and $75,000, respectively. As of January 31, 2024, and October 31, 2023, the amount payable to Mr. Jimenez was $0 and $0, respectively.

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

The License Agreement has an initial term of 24 months, commencing from the Go-Live Date, which occurred on January 16, 2024, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevents Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

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

During the three months ended January 31, 2024, and 2023, revenues from Elray were $0 and $0, respectively. As of January 31, 2024, and October 31, 2023, the amount receivable from Elray was $0 and $0, respectively. The blockchain online gaming operations and blockchain currency technology that are expected to be licensed to casino operators are now fully integrated and operational as of January 16, 2024.

As of January 31, 2024, there have been no transactions between Elray and the Company.

Other

On October 17, 2022, effective August 1, 2022, the Company entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets, a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals (“GMG Sellers”), the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston is a former Board Member of Golden Matrix (through October 31, 2022), and Mark Weir is a former 10% Shareholder in RKings, of which Golden Matrix owned 80% as of October 17, 2022 (and Golden Matrix owns 100% of RKings since November 4, 2022).

Pursuant to the GMG Purchase Agreement, the Company would pay the GMG Sellers 25,000 British pound sterling (GBP) (USD $30,708) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

NOTE 12 - EQUITY

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

As of January 31, 2024, and October 31, 2023, 1,000 Series B preferred shares of par value $0.00001 were designated and outstanding and 19,999,000 shares of preferred stock remained undesignated.

Common Stock

As of January 31, 2024, and October 31, 2023, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 36,615,932 and 36,162,932 shares were issued and outstanding, respectively.

Corporate Action regarding Common Stock and Common Stock Transactions

During the three months ended January 31, 2024, no shares were issued for services. During the three months ended January 31, 2023, 4,277 shares of restricted common stock, with a value of $10,000, were issued to a consultant in connection with investor relations and press release services rendered to the Company.

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

During the three months ended January 31, 2024, no options were exercised, granted, expired, or forfeited.

The total compensation cost related to stock options granted was $61,679 and $132,525, for the three months ended January 31, 2024, and 2023, respectively.

The following table represents stock option activity for the three months ended January 31, 2024:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of October 31, 2023	1,010,000		$3.14
Options expired	-	$
Options exercised	-	$
Options Outstanding as of January 31, 2024	1,010,000		$3.14
Options Exercisable as of January 31, 2024	920,000		$2.93

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
		1,575,000

The RSUs are subject to vesting, and vest to the RSU Recipients, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated (the “Performance Metrics” and the “Performance Metrics Schedule”), or earlier upon the occurrence of a change of control of the Company as described in the 2022 Equity Incentive Plan:

	Revenue Targets		Adjusted EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended October 31, 2022	$21,875,000	*	$3,250,000	*
Year ended October 31, 2023	$39,638,342 (which equals FY 2022 revenue x 1.1)	*	$3,879,197 (which equals FY 2022 Adjusted EBITDA x 1.1)	*
Year ended October 31, 2024	$48,591,457 (which equals FY 2023 revenue x 1.1)	*	$2,637,004 (which equals FY 2023 Adjusted EBITDA x 1.1)	*

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

Total revenues and EBITDA for the year ended October 31, 2023, were $44,174,052 and $2,397,276, respectively. As a result, the required revenue performance metrics were met by the Company for the year ended October 31, 2023, and the Adjusted EBITDA performance metrics were not met, and half of the RSUs subject to vesting for fiscal 2023 vested and were settled in shares of common stock, with the other half of the RSUs subject to vesting for fiscal 2023 being forfeited. Total expenses of $999,750 were recognized for the year ended October 31, 2023.

On January 17, 2024, the following RSUs of the officers and directors of the Company vested, and the same number of shares of common stock (one share of common stock for each vested RSU) were issued in connection therewith:

•	Anthony Brian Goodman, Chief Executive Officer & Chairman of the Board - 125,000 RSUs vested;
•	Feng Weiting, Chief Operating Officer – 62,500 RSUs vested;
•	Murray G. Smith, Director – 25,000 RSUs vested;
•	Thomas McChesney, Director – 25,000 RSUs vested; and
•	Philip Daniel Moyes, Directors – 25,000 RSUs vested.

On December 8, 2022, the Company granted Mr. Brett Goodman 40,000 RSUs which vest at the rate of 1/2 of such RSUs on each of December 8, 2023, and 2024, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. On April 3, 2023, the Company granted Mr. Brett Goodman 5,000 RSUs which vest at the rate of 1/2 of such RSUs on each of April 3, 2024, and 2025, subject to Mr. Brett Goodman’s continued service with the Company on such vesting dates. On December 8, 2023, 20,000 RSUs vested and 20,000 shares of common stock were issued to Mr. Brett Goodman on the same date to settle the vested RSUs.

The total compensation cost related to RSUs granted to related parties was $515,281 and $510,425 for the three months ended January 31, 2024, and 2023, respectively.

Grant or Vesting of Restricted Stock Units and Restricted Stocks to Employees and Consultants (Non-related Parties)

On October 27, 2022, the Company granted 600,000 RSUs to Mr. Aaron Richard Johnston, former member of the Board of Directors, for his consulting services to the Company. 300,000 RSUs vest, if at all, at the rate of 1/4th of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2023 and 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10-K, subject to Mr. Johnston’s continued service through the applicable vesting dates. 300,000 RSUs vest, if at all, upon the closing of a transaction (the “Transaction RSUs”) that, on a pro forma basis, doubles the Company’s revenues for the fiscal quarter prior to the closing of the acquisition (“Doubling Transaction”), provided that such RSUs shall be terminated and forfeited if such Doubling Transaction does not close prior to November 1, 2023, subject to Mr. Johnston’s continued service to the Company on such date. None of these RSUs have vested to date. On October 20, 2023, the Company modified the Transaction RSUs (300,000) to vest upon the closing of a transaction that, on a pro forma basis, as determined in good faith by the Board of Directors, doubles the Company’s revenues for the fiscal quarter prior to the closing of the Doubling Transaction, provided that such 300,000 Restricted Stock Units shall be forfeited immediately and not eligible for vesting if such Doubling Transaction does not close prior to May 1, 2024.

On November 8, 2022, the Company granted 300,000 RSUs to Mark Weir, the director of RKings. 25,000 RSUs shall vest each quarter until October 31, 2025, provided that the quarterly revenues of RKingsCompetition Ltd increase by 5% compared to the previous quarter. A total of 100,000 of these RSUs have vested through January 31, 2024.

On December 8, 2023, the Company issued 70,500 shares to employees and consultants to settle the vesting of RSUs. The RSUs were granted under the 2022 Equity Incentive Plan. On January 17, 2024, the Company issued 100,000 shares to employees and consultants to settle the vesting of RSUs.

During the three months ended January 31, 2024, no RSUs were granted to employees and consultants, 170,500 RSUs granted to employees and consultants vested, and 79,000 RSUs granted to employees and consultants were forfeited.

The total compensation cost related to the RSUs granted to employees and consultants was $193,991 and $175,445 for the three months ended January 31, 2024, and 2023, respectively.

On October 27, 2022, the Company granted 100,000 restricted shares of common stock to Aaron Richard Johnston, a former member of the Board of Directors and current consultant, for his consulting services to the Company. The restricted shares were issued on November 1, 2022, and vested at the rate of 50,000 shares of restricted common stock on November 1, 2022, and 50,000 shares of restricted common stock on February 1, 2023.

The total compensation cost related to the restricted shares of common stock vested to Mr. Johnston was $0 and $253,389 for the three months ended January 31, 2024, and 2023, respectively.

As of January 31, 2024, and October 31, 2023, the Company had 1,625,000 and 2,082,000 RSUs outstanding.

The following table represents RSU activity for the three months ended January 31, 2024:

RSUs	Number Outstanding
RSUs Outstanding as of October 31, 2023	2,082,000
RSUs issued	-
RSUs forfeited	(341,500)
RSUs vested	(453,000)
RSUs Outstanding as of January 31, 2024	1,287,500

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

The treasury stock is carried at cost.

On June 16, 2023, the 14,594 treasury shares were cancelled, and the number of outstanding shares was reduced by the same amount. There are no commitments to purchase additional shares of common stock.

No shares of common stock were purchased during the quarter ended January 31, 2024, and the repurchase program expired on September 29, 2023.

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

The following is a summary of revenues by products for the indicated periods (as a percentage of total revenues):

	For the Three Months Ended
Description	January 31, 2024		January 31, 2023
Revenues:
B2B	$4,620,710	39%	$4,224,457	39%
B2C	7,223,172	61%	6,553,222	61
Total	$11,843,882	100%	$10,777,679	100%

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the Three Months Ended
Description	January 31, 2024		January 31, 2023
Revenues:
Asia Pacific	$4,620,710	39%	$4,224,457	39%
UK	7,019,008	59%	6,553,222	61%
Latin America	204,164	2%	-	-%
Total	$11,843,882	100%	$10,777,679	100%

The following is a summary of cost of goods sold by products for the indicated periods (as a percentage of total cost of goods sold):

	For the Three Months Ended
Description	January 31, 2024		January 31, 2023
COGS:
B2B	$3,237,072	38%	$3,201,410	38%
B2C	5,231,550	62%	5,133,235	62%
Total	$8,468,622	100%	$8,334,645	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the Three Months Ended
Description	January 31, 2024		January 31, 2023
COGS:
Asia Pacific	$3,237,072	38%	$3,201,410	38%
UK	5,205,021	61%	5,133,235	62%
Latin America	26,529	1%	-	-%
Total	$8,468,622	100%	$8,334,645	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
Description	January 31, 2024	October 31, 2023
Long-lived assets:
Asia Pacific	$384,489	$121,675
UK	12,316,210	12,405,323
Latin America	201,989	203,143
Total	$12,902,688	$12,730,141

NOTE 14 – INCOME TAXES

United States (U.S.)

The Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the U.S. operations.

United Kingdom (UK)

For the three months ended January 31, 2024, the Company had income tax expense in the amount of $262,180 attributable to its operations of RKings and GMG Assets in the United Kingdom.

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

The Company, through RKings and GMG Assets, is subject to a statutory tax rate of approximately 25% of net income generated in the United Kingdom.

As a result of the acquisition of RKings, the Company assumed the income tax liability of RKings as of November 1, 2021, of $602,628.

 No income tax liability was assumed from GMG Assets.

Income Tax Liability as of October 31, 2023	$476,485
Income Tax November 1, 2023 through January 31, 2024	262,180
Tax paid November 1, 2023 through January 31, 2024	(99,569)
Currency Adjustment November 1, 2023 through January 31, 2024	25,348
Income Tax Liability as of January 31, 2024	$664,444

As of January 31, 2024, and October 31, 2023, the Company had UK income tax payable of $664,444 and $476,485, respectively.

Mexico (Latin America)

For the three months ended January 31, 2024, the Company had no income tax expense attributable to its operations of Golden Matrix MX in Mexico which commenced generating revenues in March 2023.

The Company, through Golden Matrix MX, is subject to a statutory tax rate of approximately 30% of net income generated in Mexico.

As of January 31, 2024, and October 31, 2023, the Company had Mexico income tax payable of $0 and $0, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company may be involved, from time to time, in litigation or other legal claims and proceedings involving matters associated with or incidental to our business, including, among other things, matters involving breach of contract claims, and other related claims and vendor matters; however, none of the aforementioned matters are currently pending, except as discussed below. The Company believes that we are not exposed to matters that will individually, or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Notwithstanding the above, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

The Company is in a dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $636,650 that he has alleged is still owed to him, and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of January 31, 2024. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

On June 1, 2021, the Company (through GTG) entered into a three-year term lease agreement for office space and two parking spaces which commenced on June 1, 2021. The Company has the option to renew for a period of three years and on December 11, 2023, the lease was renewed for an additional 3 years at the rate of $120,324 ($180,993 AUD) per year (subject to a 4% annual increase), plus goods and services tax charged at 10% based on Australian Taxation Law, with the same terms and conditions of the original lease.

The Company does not have finance leases. The operating lease cost for the three months ended January 31, 2024, and 2023 was $29,067 and $26,279, respectively.

As of January 31, 2024 and October 31, 2023, the Company recognized $ 335,702 and $56,643, respectively, of operating lease right-of-use asset, $81,086 and $59,089, respectively, of current operating lease liability and $257,077 and $0, respectively, of non-current operating lease liability.

NOTE 16 - MERIDIAN PURCHASE AGREEMENT

On January 11, 2023, we entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanović, Zoran Milošević (“Milošević”) and Snežana Božović, the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus.

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

In connection therewith, on June 28, 2023, we entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023 with the Meridian Sellers, and on September 27, 2023, we entered into a First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated September 22, 2023, with the Meridian Sellers (the Amended and Restated Sale and Purchase Agreement of Share Capital, as amended from time to time, including by the First Amendment and Second Amendment (discussed below), the “Meridian Purchase Agreement”), the terms of which are discussed herein.

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

The Closing is required to occur prior to June 30, 2024, or such other later date as may be approved by the mutual consent of the parties, subject to an Automatic Closing Date Extension, as discussed below.

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

In the event the Meridian Sellers reject the Company’s requested Allocated Closing Cash Portion, the Company has no liability for its failure to close the Purchase by the date set forth in its initial notice, based on the failure to pay the cash consideration due at Closing, and the Company has 45 days from the previously disclosed expected closing date to obtain sufficient funding for Closing, which 45 day period will also extend the required Closing date (currently June 30, 2024) in the event that the required Closing date would fall prior to the end of the 45 day period, and instead the last day of the 45 day period (beginning on the previously disclosed expected Closing date), would be the new required closing date under the Meridian Purchase Agreement (an “Automatic Closing Date Extension”). The Company is required to use commercially reasonable efforts to promptly raise funding to pay the amount of any deficiency in closing cash during the extension period. The Meridian Sellers are required to close the Purchase within five business days of the Company obtaining sufficient capital to pay the closing payment, in the event all of the other conditions to Closing have been, or will be, satisfied as of such date.

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

On, and effective on, January 22, 2024, the Company and the Meridian Sellers entered into a Second Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Second Amendment”) which extended the required closing date of the transactions contemplated by the Meridian Purchase Agreement from March 31, 2024, to June 30, 2024, or such other later date as may be approved by the mutual consent of the parties (subject to an automatic extension right described in the Meridian Purchase Agreement).

NOTE 17 – SUBSEQUENT EVENTS

On February 14, 2024, the Company granted 146,400 RSUs to employees and certain consultants. The RSUs were granted under the 2022 Equity Incentive Plan and shall vest subject to the recipients’ continued service through the applicable vesting dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended October 31, 2023 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2024 as part of our Annual Report on Form 10-K for the year ended October 31, 2023 (the “2023 Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable; however, we have not commissioned or paid for any such reports or studies. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those referenced under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Golden Matrix Group, Inc., is also based on our good faith estimates.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•	Results of Operations. An analysis of our financial results comparing the three months ended January 31, 2024 and 2023.

•	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
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

As of January 31, 2024, our systems had over 8.3 million registered players and a total of more than 808 unique casino and live game operations within all of our platforms including our GM-X, GM-Ag, Turnkey Solution, and White Label Solutions.

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

B2C Segment

Our B2C segment customers are primarily located in Northern Ireland and we have expanded our marketing efforts to reach customers throughout the UK.  As of January 31, 2024, RKings has over 338,000 registered users. GMG Assets completed 42 transactions from November 1, 2023 to January 31, 2024, representing $1,330,351 in revenues and $73,947 in net income. Also, Mexplay commenced generating revenues from online casino (and related activities) in Mexico in March 2023. As of January 31, 2024, Mexplay has over 84,000 registered users; and for the three months ended January 31, 2024, it generated $204,164 in revenues.

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

To acquire complementary businesses and technologies, we may need to pursue equity or debt financing to secure additional funds, and we are currently seeking debt or convertible debt funding in connection with the acquisition contemplated by the Meridian Purchase Agreement. Our ability to obtain additional capital will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

Cash requirements

The Company is self-sustaining, and its cash needs for ongoing operations are met through current operations; as of January 31, 2024, the cash balance is $17,292,978. There are no current expected future cash demands or commitments other than ongoing operations for the following next 12 months and beyond, except that the Company has entered into the Meridian Purchase Agreement, as discussed above in “NOTE 16 – MERIDIAN PURCHASE AGREEMENT” to the unaudited financial statements included under “Part I – Financial Statements – “Item 1. Financial Statements”, which will require the Company to raise additional funding to complete the acquisition, and the Company may acquire additional businesses or assets in the future, which acquisitions may require additional capital as well.

As discussed in greater detail in “NOTE 16 - MERIDIAN PURCHASE AGREEMENT”, in the notes to the financial statements included under “Item 1. Financial Statements”, on June 28, 2023, the Company entered into an Amended and Restated Sale and Purchase Agreement of Share Capital (as amended from time to time, the “Meridian Purchase Agreement”) with Aleksandar Milovanovic, Zoran Milosevic (“Milosevic”) and Snezana Bozovic (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “Meridian Companies”).

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

On, and effective on, January 22, 2024, the Company and the Sellers entered into a Second Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Second Amendment”) which extended the required closing date of the Purchase from March 31, 2024, to June 30, 2024, or such other later date as may be approved by the mutual consent of the parties (subject to an automatic extension right described in the Purchase Agreement).

The Company is actively pursuing funding sources to meet the cash payment requirements described above, which are summarized below, as discussed in greater detail under “Capital Resources”, below:

Description	Amount
Cash due at the Closing – up to $20 million may be paid from cash on hand of the Meridian Companies at Closing, with the approval of the Meridian Sellers	$30,000,000
Cash due 5 days after the six-month anniversary of the Closing	$5,000,000
Cash due twelve months after the Closing	$10,000,000
Cash due eighteen months after the Closing	$10,000,000
Notes due twenty-four months after the Closing	$15,000,000
Total	$70,000,000

As discussed above, to the extent the Meridian Purchase Agreement closes, we will need to raise $70 million to pay the amounts summarized above, including $30 million at the Closing, less cash on hand and generated through our operations, and up to $20 million of cash which may be paid from cash on hand of the Meridian Companies at Closing, with the approval of the Meridian Sellers.

Liquidity

There are no known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Company’s liquidity decreasing in any material way. As previously noted, the Company is self-sustaining through its operations and therefore is not considering additional sources of liquidity, except in connection with the Meridian Purchase Agreement, described above; however, the Company may consider raising funds through debt, private placements, or additional public offerings for expansion of operations or synergetic acquisitions if additional external funds are sought. Sources of liquid assets, as of January 31, 2024, include cash of $17,292,978, receivables of $4,031,349 and inventory of $2,376,836, with offsetting liabilities (current and long-term) of $4,950,412.

Capital Resources

The Company does not require material cash requirements for its ongoing operations other than a possible holdback payment of approximately $636,650 (GBP 500,000) as part of the hold-back on the 80% acquisition of RKings that was completed effective November 1, 2021. The hold-back is contested by the Company and currently subject to ongoing claims. With a cash balance of $17,292,978 and operations that are self-sustaining, the contested obligation to pay the aforementioned holdback of approximately $636,650 may be met without burdening the Company.

We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders. Additional financing may not be available on favorable terms, if at all.

The Company is actively pursuing funding sources to meet the cash requirements for the Meridian Purchase Agreement described above in “Overview - Cash requirements” of which the initial $30 million is due at the Closing; however, with the consent of, and in the sole discretion of, the Meridian Sellers, up to $20 million of the $30 million required to be paid to the Meridian Sellers by the Company at the closing of the Meridian Purchase Agreement, may be paid from cash on hand of the Meridian Companies at closing, including from the $10 million of cash the Meridian Sellers are required to have as of Closing pursuant to the terms of the Meridian Purchase Agreement. We plan to raise this funding through debt (including potentially convertible debt) and/or equity (which may include conversion rights); however, we have not entered into any agreements regarding such funding to date, and such funding may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be unable to complete the acquisition of the Meridian Companies.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Month Periods Ended
	January 31, 2024	January 31, 2023
Net income (loss)	$74,505	$(443,521)
+ Interest expense	600	998
- Interest income	(39,264)	(11,905)
+ Taxes	262,180	145,686
+ Depreciation	9,894	9,897
+ Amortization	111,546	106,666
EBITDA	419,461	(192,179)
+ Stock-based compensation	770,951	1,081,784
Adjusted EBITDA	$1,190,412	$889,605

Recent and Pending Transactions

Meridian Purchase Agreement:

See “NOTE 16 – MERIDIAN PURCHASE AGREEMENT”, included herein in the notes to the financial statements included under “Item 1. Financial Statements”, for a detailed discussion of the Meridian Purchase Agreement.

RESULTS OF OPERATIONS

Three months ended January 31, 2024, compared to the three months ended January 31, 2023.

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

Total revenues recognized from the usage of our gaming IP and technology systems for the three months ended January 31, 2024, and 2023, are shown in the following table:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2024	2023

Related party	$65,226	$186,643
Third party	2,873	2,738
Total	$68,099	$189,381

The decrease of $121,282 in revenues in the three-month period ended January 31, 2024, relating to IP gaming revenues, compared to the three-month period ended January 31, 2023, is due to the Company focusing on appointing more resellers of third-party gaming content and reducing its reliance on related parties. The increase in revenues from third-party clients can be attributed to the acquisition of new customers. Although the Company operates in a highly competitive environment, the Company’s aim is to appoint more resellers that will expand the Company’s global presence while it continues to broaden its product offerings which have already resulted in an increase in alternate revenue streams, as discussed below.

Included in the IP and technology systems revenues are $65,226 of revenues from Articulate Pty Ltd (“Articulate”), a related party, which is wholly-owned by Anthony Brian Goodman, CEO and Chairman of the Company and his wife, Marla Goodman. During the three months ended January 31, 2024, the Company generated $68,099 of revenues from its unique IP and technology systems, including $65,226 from Articulate.

(ii). a royalty charged on the use of third-party gaming content

Since June 2020, the Company has contracted with certain clients to offer third party gaming content and as such become a reseller of this gaming content. The Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

Revenues derived from the reselling of gaming content during the three-months ended January 31, 2024, and 2023, are shown in the following table:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2024	2023

Revenues from reselling of gaming content	$4,552,611	$4,035,076

Revenues from reselling of gaming content increased by $517,535 in the three-month period ended January 31, 2024, compared to the three-month period ended January 31, 2023. The increase can be attributed to the adjustment of an accrued liability of $564,957 which led to an increase in revenues of $639,895 and cost of goods sold (COGS) of $74,938. The accrued liability was due to customer usage of our gaming content via a third-party platform which was not conclusively verified at the time. During the period of November 2021 to December 2023, the total amount of invoices issued to the customers for this usage via the third-party platform was $639,895, and this usage was accounted for as other income. The Company chose to be prudent and transferred the balance of this income and its related expense, in the amount of $564,957, to accrued liability, whilst the Company substantiated and validated the data on the third-party platform. All of the usage amounts have now been confirmed and fully paid by the customers. The data has now been verified and as a result the Company has adjusted the total other income from November 2021 to December 2023 in the amount of $639,895 and captured the revenue, adjusted the total corresponding other expense in the amount of $74,938 to COGS, and reversed the accrued liability of $564,957.

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

The Company’s strategic emphasis on expanding product diversity is expected to attract more resellers, allowing the Company to scale its distribution more efficiently and broaden its global reach. As the Company engages additional resellers, it is also expected to increase its number of operators and broaden its global market. We believe that this is achievable via the Company’s GM-Ag system which we believe is more suitable for Latin American and European markets, where the Company plans to market its services in the future.

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

Revenues derived from the sales of prize competitions tickets, purchases and sales of prizes from the RKings prize winners as well as the online casino in Mexico during the three-months ended January 31, 2024, and 2023, are shown in the following table:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2024	2023

RKings - prize competition tickets	$5,688,657	$5,337,706
GMG Assets - purchases and sales of prizes from the RKings prize winners	1,330,351	1,215,516
Online casino in Mexico	204,164	-
Total	$7,223,172	$6,553,222

Prize competition tickets and purchases and sales of prizes from the RKings prize winners

During the three months ended January 31, 2024, and 2023, revenues from prize competitions were $7,019,008 and $6,553,222, respectively, which included $1,330,351 and $1,215,516, respectively, of revenues which were derived from facilitating cash alternative offers for winners of prizes within RKings’ business. This aspect of the business became effective August 1, 2022. The increase of $465,786 in revenues in the three-month period ended January 31, 2024, relating to sales of prize competitions tickets, compared to the three-month period ended January 31, 2023, is mainly attributable to the introduction of an expanded tournament platform at RKings beginning in June 2023, which has increased the popularity and revenues of RKings.

Online casino in Mexico

During the three months ended January 31, 2024, and 2023, revenues from online casinos were $204,164 and $0, respectively. The increase of $204,164 is due to the Mexplay online casino not being operational until March 2023.

Total B2B and B2C combined revenues for the three months ended January 31, 2024 and 2023 were $11,843,882 and $10,777,679, respectively, as discussed in greater detail above.

Costs of goods sold

The Company currently has four distinctive sources of cost of goods sold.  Two are related to the B2B segment (i.e., (i). charges for usage of the Company’s software and (ii). a royalty charged on the use of third-party gaming content) and two are related to the B2C segment (i.e., (iii) prizes purchased which are awarded to winners of RKings’ prize competitions and (iv) usage of third-party gaming content for the online casino).

B2B segment, Cost of goods sold descriptions:

(i). charges for usage of the Company’s software

The Company recognizes the value of stock options granted to consultants under the 2018 Equity Incentive Plan as cost of goods sold. These stock options directly contributed to the revenue generated by the Company’s GM2 Asset. The amortization expenses of the stock options granted to consultants recognized in the three months ended January 31, 2024, and 2023 are shown in the following table:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2024	2023

Amortization of Consultants Options	$49,651	$120,054

During the three months ended January 31, 2024, and 2023, cost of goods sold, due to the amortization of options, was $49,651 and $120,054, respectively. The decrease of $70,403 was due to certain stock options being fully amortized in the prior fiscal years.

(ii). a royalty charged on the use of third-party gaming content

The cost of usage of the third-party content (the reselling of the gaming content) is recognized as a cost of goods sold (COGS). The cost of goods sold during the three months ended January 31, 2024, and 2023 is shown in the following table:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2024	2023

COGS due to reselling of gaming content	$3,187,421	$3,081,356

During the three months ended January 31, 2024, and 2023, the cost of goods sold due to the usage of gaming content was $3,187,421 and $3,081,356, respectively. The increase of $106,065 in cost of goods sold from the resale of gaming content in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, was attributable to the increase in the diversity and usage of the gaming content via the Company’s GM-Ag system. The Company incorporated new popular gaming content into its GM-Ag system between 2022 and 2023, leading to enhanced royalty charges. The increase in the cost of goods sold was mainly due to the increased royalty charges associated with the newly integrated gaming content.

B2C segment, Cost of goods sold descriptions:

The Company incurs cost of goods sold due to the prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom, ranging from automobiles to jewelry as well as travel and entertainment experiences.

The Company also incurs the cost of goods sold related to the online casino Mexplay for usage of third-party gaming content.  Mexplay commenced generating revenues in March 2023.

Cost of goods sold due to prizes purchased which are awarded to winners of RKings’ prize competitions throughout the United Kingdom and the purchases of prizes from the RKings prize winners as well as the costs of goods sold related to the online casino in Mexico during the three months ended January 31, 2024, and 2023, are shown in the following table:

	Three Months Ended	Three Months Ended
	January 31,	January 31,
	2024	2023

RKings - prize competition tickets	$3,994,341	$3,992,548
GMG Assets - purchases and sales of prizes from the RKings prize winners	1,210,680	1,140,687
Online casino in Mexico	26,529	-
Total	$5,231,550	$5,133,235

(iii) prizes purchased which are awarded to winners of RKings’ prize competitions

During the three months ended January 31, 2024, and 2023, cost of goods sold relating to prizes purchased to be awarded in the prize competitions was $5,205,021 and $5,133,235, respectively. The increase of $71,786 in cost of goods sold from the resale of prizes in the three months ended January 31, 2024, compared to the three months ended January 31, 2023, was mainly attributable to the increase in the COGS from GMG Assets, as a result of the increase in the revenues.

(iv) usage of third-party gaming content for the online casino

During the three months ended January 31, 2024, and 2023, cost of goods sold due to usage of third-party gaming content on the online casino in Mexico was $26,529 and $0, respectively. The increase of $26,529 in cost of goods sold in the three months ended January 31, 2024, relating to online casinos, compared to the three months ended January 31, 2023, is due to the online casino not being operational during the three months ended January 31, 2023.

Total cost of goods sold for the three months ended January 31, 2024, and 2023 was $8,468,622 and $8,334,645, respectively.

Gross Profit and Gross Profit Margin

We had gross profit of $3,375,260 for the three months ended January 31, 2024, compared to gross profit of $2,443,034 for the three months ended January 31, 2023, an increase of $932,226 from the prior period, mainly due to the adjustment of the accrued liability in the amount of $564,957 as discussed above and an increase in the gross profit in the B2C segment of $571,635, also as discussed above.

Gross profit margin was 28% for the three months ended January 31, 2024, compared to 23% for the three months ended January 31, 2023. The gross profit margin on the B2B segment was approximately 30% for the three months ended January 31, 2024, compared to 24% for the three months ended January 31, 2023, which increase was mainly due to the adjustment of the accrued liability. The gross profit margin on the B2C segment was approximately 28% for the three months ended January 31, 2024, compared to 22% for the three months ended January 31, 2023, which increase is mainly due to the introduction of tournaments that offer higher margins.

Moving forward, the Company expects to enhance the variety of gaming content within its GM-Ag system and to emphasize the promotion of gaming content with higher profit margins in the B2B segment. Additionally, the Company plans to persist in the expansion of RKings’ website, undertaking initiatives to introduce a new and more diverse range of tournaments offering higher margins.

General and administrative expenses

During the three months ended January 31, 2024, and 2023, general and administrative expenses were $2,336,792 and $2,037,295, respectively. General and administrative expenses consisted primarily of stock-based compensation, advertising and promotion expenses, travel expenses, website maintenance expenses, payroll expenses, office expenses, bank charges, commission expenses, lease expenses, gaming license expenses, depreciation, amortization expense, and professional fees.

The increase of general and administrative expenses was mainly due to increased payroll costs of $54,906 in the B2B segment and increased operating expenses of $256,986 for our Mexplay operation. The increase in payroll costs was mainly due to an increase in inflation. The operating expenses of Mexplay were primarily associated with the marketing expenditures, payment gateway transaction fees and accounting service fees.

General and administrative expenses – Related parties

General and administrative expenses from related parties consisted primarily of stock-based compensation, consulting expenses and salary expenses payable to the Company’s management and Directors. During the three months ended January 31, 2024, and 2023, general and administrative expenses from related parties were $759,264 and $734,694, respectively. The components of general and administrative expenses from related parties were as follows:

	Three months ended January 31,
	2024	2023
Stock-based compensation	$527,309	$522,896
Consulting and salary expenses	231,955	211,798
Total	$759,264	$734,694

During the three-month period ended January 31, 2024, and 2023, the stock-based compensation was $527,309 and $522,896, respectively, which was mainly due to RSUs issued to directors and officers, as discussed in greater detail above under “NOTE 12 – EQUITY” to the unaudited financial statements included under “Part I – Financial Statements – “Item 1. Financial Statements”. The consulting and salary expenses increase of $4,856 was mainly due to the increase in salaries to the Company’s directors and officers.

Interest expense

During the three months ended January 31, 2024, and 2023, interest expense was $600 and $998, respectively.

Interest income

Interest income was attributable to the interest from the bank savings. During the three months ended January 31, 2024, and 2023, interest income was $39,264 and $11,905, respectively.

Foreign exchange gain

The foreign exchange gain was due to the fluctuation of the Euro, British Pound and Mexican Peso, against the US dollar, and as a result of certain suppliers billing the Company in Euros, and settlement of other liabilities in currencies other than US dollars. During the three months ended January 31, 2024, foreign exchange gain was $18,817, compared to $20,213 for the three months ended January 31, 2023.

Provision for income taxes

The provision for income taxes was $262,180 for the three months ended January 31, 2024, compared to $145,686 for the three months ended January 31, 2023. The increase of $116,494 was attributable to the increase in UK gross profits resulting in the corresponding increase in tax expenses in the B2C segment in the UK. There was no provision for income taxes in the B2B segment during the three months ended January 31, 2024, and 2023, as a result of operating losses carried forward in the B2B segment.

Net income (loss) attributable to the Company

During the three months ended January 31, 2024, and 2023, the Company had net income/(loss) attributable to the Company of $74,505 and $(443,521), respectively. The increase in net income attributable to the Company of $518,026 was primarily due to an increase in gross profit of $932,226, offset by an increase in general and administrative expenses of $299,497 and an increase in income taxes of $116,494, each as discussed in greater detail above.

LIQUIDITY AND CAPITAL RESOURCES

	As of January 31,	As of October 31,
	2024	2023
Cash	$17,292,978	$17,100,280
Working capital	$19,501,130	$18,373,253
Shareholders’ equity of GMGI	$32,146,741	$31,103,394

The Company had $17,292,978 of cash on hand at January 31, 2024 and total assets of $37,097,153 ($24,194,465 of which were current assets) and total working capital of $19,501,130 as of January 31, 2024. Included in total assets at January 31, 2024 was $10,381,710 of goodwill associated with the Company’s interest in RKingsCompetition Ltd. and $1,880,000 in net intangible assets related to trademarks and non-compete agreements, as discussed in greater detail above under “NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS” to the unaudited financial statements included under “Part I – Financial Statements – “Item 1. Financial Statements”.

The Company had $17,100,280 of cash on hand and total assets of $35,582,817 ($22,852,676 were current assets) at October 31, 2023. The Company had total working capital of $18,373,253 as of October 31, 2023. Included in total assets at October 31, 2023 was $10,381,710 of goodwill associated with the Company’s interest in RKings and $1,960,000 in net intangible assets related to trademarks and non-compete agreements, as discussed in greater detail above under “NOTE 7 – INTANGIBLE ASSETS – SOFTWARE PLATFORM, WEBSITE DEVELOPMENT COSTS, TRADEMARKS AND NON-COMPETE AGREEMENTS” to the unaudited financial statements included under “Part I – Financial Statements – “Item 1. Financial Statements”.

The increase in cash of $192,698 between January 31, 2024, and October 31, 2023, was mainly due to the effect of exchange rate changes on cash.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s operations are highly scalable and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

The Company has generated positive cash flows from operations since 2018. The Company is self-sustaining, and its cash needs are met through current operations which, as noted above, has resulted in cash balances of $17,292,978 as of January 31, 2024, and $17,100,280 as of October 31, 2023. Except as discussed above under “Overview-Cash Requirements” and “Overview-Capital Resources” in connection with the pending Meridian Purchase Agreement, we believe that the cash generated from our operations will be sufficient to meet our working capital needs for the next 12 months and beyond, including investments made and expenses incurred in connection with system development, marketing initiatives, and inventory purchase.

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

The Company does not have material cash requirements other than a possible payment of approximately $636,650 (GBP 500,000) in connection with the acquisition of RKings, which payment is currently subject to ongoing claims, and the requirement to raise funds to complete the transactions contemplated by the Meridian Purchase Agreement, discussed above.

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

	Three Months Ended January 31,
	2024	2023
Cash provided by operating activities	$8,175	$401,653
Cash used in investing activities	(1,511)	(60,923)
Cash provided by financing activities	-	-

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the three months ended January 31, 2024, include stock-based compensation, amortization expenses on intangible assets, and unrealized foreign exchange gain on contingent liability.

The Company generated cash from operating activities of $8,175 during the three months ended January 31, 2024, due primarily to $74,505 of net income, non-cash expenses relating to stock-based compensation of $770,951, depreciation and amortization of $121,440, a $34,774 increase in accounts receivable from related party, and $251,584 of increase in accounts payable and accrued liabilities, and offset by $766,129 of increase in accounts receivable, and $571,196 of increase in inventory, prize. The Company generated cash from operating activities of $401,653 during the three months ended January 31, 2023, due primarily to non-cash expenses relating to stock-based compensation of $1,081,784 (including RSUs and options issued for services of $818,395, and stock issued for services of $263,389), depreciation and amortization of $116,563, and $626,252 of increase in accounts payable and accrued liabilities, offset by $443,521 of net loss, $820,054 of increase in accounts receivable, and $378,170 of increase in inventory, prize.

During the three months ended January 31, 2024, cash used in investing activities was $1,511 which was primarily due to the purchase of computer equipment.  During the three months ended January 31, 2023, cash used in investing activities was $60,923 which was primarily due to a $52,788 payment related to website development costs.

During the three months ended January 31, 2024, and 2023, cash provided by financing activities was $0.

The Company had a net increase in cash of $192,698 for the three months ended January 31, 2024, which is mostly attributable to cash provided by operating activities of $8,175, the effect of exchange rate changes on cash of $186,034, offset by cash used in investing activities of $1,511, as discussed above.

Material Events and Uncertainties

RKings Purchase – Holdback Amount In Dispute:

The Company has an ongoing dispute with Mr. Paul Hardman (one of the sellers of RKings) with regards to the Holdback Amount of approximately $636,650 that he has alleged is still owed to him, and which we alleged was forfeited. That amount is accrued and included in the Company’s liabilities as of January 31, 2024. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, are those that depend most heavily on these judgments and estimates. As of January 31, 2024, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 - SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2024. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended January 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024 (the “Form 10-K”), under the heading “Risk Factors”, which includes more detailed information regarding the summary risk factors described above, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended January 31, 2024, and from the period from February 1, 2024, to the filing date of this Report.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans.  During the quarter ended January 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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
2.2

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
2.3

Second Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated January 22, 2024, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.3	1/24/2024	001-41326
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

GOLDEN MATRIX GROUP, INC.

Dated:March 14, 2024	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: March 14, 2024	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

