Form 10-Q
period 2024-06-30
Golden Matrix Group, Inc.
filed 2024-08-13
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 120,841,977 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On April 9, 2024 (the “Closing Date”), Golden Matrix Group, Inc. (the “Company”, “we” and “us”), consummated the transactions contemplated by that certain June 30, 2023, Amended and Restated Sale and Purchase Agreement of Share Capital (as amended and restated from time to time, the “Purchase Agreement”), between the Company and Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “MeridianBet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “MeridianBet Group”). On the Closing Date, the Company acquired 100% of the MeridianBet Group (the “Purchase”), effective for all purposes as of April 1, 2024. References herein to “Golden Matrix” refer to the Company prior to the Purchase.

Because the Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock on the Closing Date (with Aleksandar Milovanović (“Milovanović”), and became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company, the Purchase was accounted for as a reverse merger and recapitalization of the Company under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with the MeridianBet Group as the accounting acquirer and the Company as the accounting acquiree.

Therefore, the historical basis of MeridianBet Group’s assets and liabilities have not been remeasured as a result of the acquisition. Instead, as described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES” and in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”, below, the assets and liabilities of the Company have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

On, and effective on, April 5, 2024, the Board of Directors of the Company approved a change in the Company’s fiscal year end from October 31st to December 31st, to align the Company’s fiscal year end with that of MeridianBet Group. As a result of the timing of the Purchase, the Company was not required to file a quarterly report for the quarter ended March 31, 2024, and this is the first Quarterly Report since the Company’s quarterly report for the quarter ended January 31, 2024. For more information regarding Meridian Bet Group’s financial results for the quarter ended March 31, 2024, see the Current Report on Form 8-K/A filed by the Company with the Securities and Exchange Commission on June 4, 2024, which includes financial statements of MeridianBet Group for the quarters ended March 31, 2024 and 2023.

As a result, all historical financial information presented in the unaudited consolidated financial statements below represents the accounts of MeridianBet Group as if MeridianBet Group is the predecessor to the Company.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those included in, and incorporated by reference in, the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

•

our need for significant additional financing to grow and expand our operations, complete acquisitions and pay post-closing amounts due in connection therewith, including in connection with the MeridianBet Group acquisition;

•	dilution caused by the conversion of outstanding preferred stock, convertible notes and warrants, and/or acquisitions;

•	the Company’s ability to complete acquisitions, and the available funding for such acquisitions, disruptions caused by acquisitions, and other risks associated therewith;

•	the reliance on suppliers of third-party gaming content and the cost of such content;

•	the ability of the Company to obtain additional gaming licenses and maintain existing gaming license;

•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;

•	the ability of the Company to manage growth;

•	the Company’s expectations for future growth, revenues, and profitability;

•	the Company’s expectations regarding future plans and timing thereof;

•	the Company’s reliance on its management;

•	the fact that Aleksandar Milovanović has voting control over the Company;

•	related party relationships as well as conflicts of interest related thereto;

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

•	the Company’s ability to protect its proprietary information and intellectual property (IP);

•	the ability of the Company to compete in its market;

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

•

the risk of loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations; principally from receivables from customers and transactions with financial institutions with which the Company deposits its surplus funds or mandatory deposits of funds for licensing purposes.

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset.

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments.

•	the risks relating to protection of the players’ deposits;

•	Risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$32,829,744	$20,405,296
Accounts receivable, net	7,224,485	2,674,967
Accounts receivable – related parties	761,233	399,580
Taxes receivable	428,594	997,778
Inventory	3,340,198	133,905
Prepaid expenses	1,514,567	328,400
Other current assets	2,456,557	1,989,476
Total current assets	48,555,378	26,929,402

Non-current assets:
Goodwill & intangible assets, net	105,176,593	15,107,422
Property, plant & equipment, net	27,745,235	27,826,594
Investments	230,402	237,828
Deposits	5,748,865	5,586,495
Operating lease right-of-use assets	4,064,117	4,147,375
Other non-current assets	17,129	17,864
Total non-current assets	142,982,341	52,923,578
Total assets	$191,537,719	$79,852,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$9,364,065	$8,751,562
Accounts payable - related parties	22,228	12,605
Current portion of operating lease liability	1,686,724	2,299,317
Current portion of long-term loan	6,030,876	-
Taxes payable	3,197,227	6,137,513
Other current liabilities	1,079,981	581,644
Contingent liability	632,100	-
Current portion of consideration payable	29,300,000	-
Total current liabilities	51,313,201	17,782,641

Non-current liabilities:
Non-current portion of operating lease liability	2,280,408	1,795,870
Non-current portion of long-term loan	19,420,224	-
Other non-current liabilities	132,373	287,920
Non-current portion of consideration payable - Meridian acquisition	25,000,000	-
Convertible note	3,000,000	-
Total non-current liabilities	49,833,005	2,083,790
Total liabilities	$101,146,206	$19,866,431

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 300,000,000 shares authorized; 120,801,977 and 83,475,190 shares issued and outstanding, respectively	$1,208	$835
Stock payable	120,000	-
Stock payable – related party	30,166	-
Additional paid-in capital	32,210,148	3,044,894
Accumulated other comprehensive income (loss)	(5,413,521)	(3,307,578)
Accumulated earnings	62,582,800	59,296,675
Total shareholders’ equity of GMGI	89,530,801	59,034,826
Noncontrolling interests	860,712	951,723
Total equity	90,391,513	59,986,549
Total liabilities and equity	$191,537,719	$79,852,980

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues	$39,415,242	$22,578,810	$64,265,829	$45,515,122
Cost of goods sold	(17,729,700)	(6,040,914)	(24,888,357)	(11,826,572)
Gross profit	21,685,542	16,537,896	39,377,472	33,688,550

Operating expenses
Selling, general and administrative expenses	21,560,430	12,610,305	35,558,239	24,933,761
Income from operations	125,112	3,927,591	3,819,233	8,754,789

Other income (expense):
Interest expense	(32,484)	(19,523)	(36,855)	(27,881)
Interest earned	69,666	6,260	104,548	9,725
Foreign exchange loss	(131,458)	(92,384)	(118,521)	(45,331)
Other income	509,759	312,637	1,002,909	506,227
Total other income	415,483	206,990	952,081	442,740
Net income before tax	540,595	4,134,581	4,771,314	9,197,529
Provision for income taxes	524,969	418,241	806,666	831,537
Net income	$15,626	$3,716,340	$3,964,648	$8,365,992
Less: Net income (loss) attributable to noncontrolling interest	(49,299)	90,290	(91,011)	129,388
Net income attributable to GMGI	$64,925	$3,626,050	$4,055,659	$8,236,604

Weighted average ordinary shares outstanding:
Basic	120,582,719	83,475,190	102,028,954	83,475,190
Diluted	128,455,184	83,475,190	105,965,187	83,475,190
Net income per ordinary share attributable to GMGI:
Basic	$0.00	$0.04	$0.04	$0.10
Diluted	$0.00	$0.04	$0.04	$0.10

Net income	$15,626	$3,716,340	$3,964,648	$8,365,992
Foreign currency translation adjustments	(301,263)	(666,820)	(2,105,943)	175,775
Comprehensive income	(285,637)	3,049,520	1,858,705	8,541,767
Less: Net income (loss) attributable to noncontrolling interest	(49,299)	90,290	(91,011)	129,388
Comprehensive income attributable to GMGI	$(236,338)	$2,959,230	$1,949,716	$8,412,379

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Stock	Stock payable – related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	party	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Other comprehensive income	-	-	-	-	-	-	-	-	-	(2,105,943)	-	(2,105,943)	-	(2,105,943)
Recapitalization	1,000	-	-	-	36,742,287	367	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Shares issued for vested RSUs	-	-	-	-	534,500	6	(6)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	30,000	-	180,000	120,000	30,166	-	-	330,166	-	330,166
Fair value of stock-based compensation	-	-	-	-	-	-	1,307,886	-	-	-	-	1,307,886	-	1,307,886
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Profit for the period	-	-	-	-	-	-	-	-	-	-	4,055,659	4,055,659	(91,011)	3,964,648
Balance at June 30, 2024	1,000	$-	1,000	$-	120,801,977	$1,208	$32,210,148	120,000	30,166	$(5,413,521)	$62,582,800	$89,530,801	$860,712	$90,391,513

See accompanying notes to consolidated financial statements.

For the Three Months Ended June 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Stock	Stock payable – related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	payable	party	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at March 31, 2024	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$-	$-	$(5,112,258)	$62,517,875	$60,451,346	$910,011	$61,361,357
Other comprehensive income	-	-	-	-	-	-	-	-	-	(301,263)	-	(301,263)	-	(301,263)
Recapitalization	1,000	-	-	-	36,742,287	367	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Shares issued for vested RSUs	-	-	-	-	534,500	6	(6)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	30,000	-	180,000	120,000	30,166	-	-	330,166	-	330,166
Fair value of stock-based compensation	-	-	-	-	-	-	1,307,886	-	-	-	-	1,307,886	-	1,307,886
Profit for the period	-	-	-	-	-	-	-	-	-	-	64,925	64,925	(49,299)	15,626
Balance at June 30, 2024	1,000	$-	1,000	$-	120,801,977	$1,208	$32,210,148	120,000	30,166	$(5,413,521)	$62,582,800	$89,530,801	$860,712	$90,391,513

See accompanying notes to consolidated financial statements.

For the Six Months Ended June 30, 2023

	Preferred		Preferred					Accumulated Other
	Stock –		Stock –				Additional	Comprehensive		Total	Non-	Total
	Series B		Series C		Common Stock		Paid-in	Income	Accumulated	Equity of	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2022	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(4,133,352)	$47,393,096	$46,305,473	$759,375	$47,064,848
Other comprehensive income	-	-	-	-	-	-	-	175,775	-	175,775	-	175,775
Dividends	-	-	-	-	-	-	-	-	(937,369)	(937,369)	-	(937,369)
Profit for the period	-	-	-	-	-	-	-	-	8,236,604	8,236,604	129,388	8,365,992
Balance at June 30, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(3,957,577)	$54,692,331	$53,780,483	$888,763	$54,669,246

See accompanying notes to consolidated financial statements.

For the Three Months Ended June 30, 2023

	Preferred		Preferred					Accumulated Other
	Stock –		Stock –				Additional	Comprehensive		Total	Non-	Total
	Series B		Series C		Common Stock		Paid-in	Income	Accumulated	Equity of	controlling	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	GMGI	interest	Equity
Balance at March 31, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(3,290,757)	$51,507,188	$51,262,160	$798,473	$52,060,633
Other comprehensive income	-	-	-	-	-	-	-	(666,820)	-	(666,820)	-	(666,820)
Dividends	-	-	-	-	-	-	-	-	(440,907)	(440,907)	-	(440,907)
Profit for the period	-	-	-	-	-	-	-	-	3,626,050	3,626,050	90,290	3,716,340
Balance at June 30, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(3,957,577)	$54,692,331	$53,780,483	$888,763	$54,669,246

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$3,964,648	$8,365,992
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	1,638,052	-
Unrealized foreign exchange loss on contingent liability	500	-
Amortization of intangible assets	2,355,366	936,652
Depreciation of property, plant and equipment	2,028,263	1,739,496
Bad debt expense	86,786	72,420

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(637,937)	(118,758)
(Increase) decrease in accounts receivable – related party	(35,431)	(15,344)
(Increase) decrease in taxes receivable	569,184	394,563
(Increase) decrease in prepaid expenses	(1,017,633)	(70,641)
(Increase) decrease in other current assets	(391,394)	(293,805)
(Increase) decrease in inventories	(795,838)	3,892
(Increase) decrease in deposits	(162,370)	(356,595)
(Increase) decrease in other non-current assets	735	27,921
Increase (decrease) in accounts payable and accrued liabilities	(2,395,597)	18,801
Increase (decrease) in accounts payable – related party	(10,002)	(3,200)
Increase (decrease) in taxes payable	(3,739,539)	(493,058)
Increase (decrease) in deferred revenues	79,829	-
Increase (decrease) in customer deposit	43,774	-
Increase (decrease) in other current liabilities	34,482	71,754
Increase (decrease) in due to shareholders	-	(137,114)
Increase (decrease) in other liabilities	128,567	(1,020,264)
Increase (decrease) in operating lease liabilities	808,949	1,034,618
Net cash provided by operating activities	2,553,394	10,157,330

Cash flows from investing activities:
Cash paid for intangible assets	(4,025,569)	(2,712,604)
Cash paid for investments	7,426	(5,178)
Cash paid for property, plant and equipment	(1,523,493)	(2,704,167)
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(23,000,000)	-
Cash assumed from acquisition with Golden Matrix	17,355,360	-
Net cash used in investing activities	(11,186,276)	(5,421,949)

Cash flows from financing activities:
Repayment on debt	(284,113)	-
Proceeds from loans and borrowings	25,451,100	-
Repayment of lease	(1,266,056)	(1,174,356)
Issuance of share capital	-	(937,369)
Payments of dividends	(769,534)	-
Proceeds from option exercise	34,800	-
Net cash provided by (used in) financing activities	23,166,197	(2,111,725)

Effect of exchange rate changes on cash	(2,108,867)	175,774

Net increase in cash and cash equivalents	12,424,448	2,799,430
Cash and cash equivalents at beginning of year	20,405,296	13,109,447
Cash and cash equivalents at end of the quarter	32,829,744	15,908,877

Supplemental cash flows disclosures
Interest paid	32,917	27,881
Tax paid	1,655,712	959,759

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiaries, collectively, “GMGI” “we”, “our”, “us”, or the “Company”) is incorporated and registered in the State of Nevada,  (i) operates online sports betting, online casino, and gaming operations in more than 15 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (iii) is a provider of pay to enter prize competitions in the United Kingdom (UK).

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,100 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 700 shops, approximately 250 are owned by the Company’s subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. As a result of the closing of the Purchase (defined below) and effective April 1, 2024, as discussed below, the Company operates in the business-to-business (“B2B”) segment where it develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. In the B2B segment acquired as part of the Purchase, the Company has developed a proprietary Internet gaming enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gaming (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

On April 9, 2024, Golden Matrix completed the acquisition (the “Purchase”) of 100% of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “MeridianBet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“MeridianBet Montenegro”); Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, “MeridianBet Group”), from Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Sellers”). The Purchase was completed pursuant to the terms of that certain Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, entered into between Golden Matrix and the Sellers (as amended from time to time, the “Purchase Agreement”), effective for all purposes as of April 1, 2024. References to “Golden Matrix” refer to the Company prior to the Purchase.

In connection with the Purchase, on April 9, 2024, the Company (A) issued 82,141,857 restricted shares of the Company’s common stock to the Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”); (B) paid the Sellers $12 million in cash; and (C) issued the Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

As discussed above, part of the consideration for the acquisition, the Sellers agreed to the Company deferring the Deferred Cash Consideration. The Deferred Cash Consideration was not paid by April 26, 2024; however, on or around May 17th or May 20, 2024, a total of $11 million was paid to the Sellers, leaving a total of $7 million owed solely to Milovanović (the “Deferred Cash Consideration Payable”).

The Purchase Agreement is described in greater detail below under “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”.

Change of Control

As a result of the closing of the Purchase Agreement, and on April 9, 2024, the Sellers obtained majority voting control over the Company, with each of the Sellers obtaining voting rights as follows:

•	Aleksandar Milovanović (69,820,578 shares of common stock (58.8% of the Company’s outstanding common stock) and 850 shares of Series C Voting Preferred Stock, voting in aggregate 76,195,578 voting shares (57.0% of the Company’s outstanding voting shares));
•	Zoran Milošević (8,214,186 shares of common stock and 100 shares of Series C Voting Preferred Stock, voting in aggregate 8,964,186 voting shares); and
•	Snežana Božović (4,107,093 shares of common stock and 50 shares of Series C Voting Preferred Stock, voting in aggregate 4,482,093 voting shares).

The total of the shares referenced above amount to 82,141,857 shares of common stock and 1,000 shares of Series C Voting Preferred Stock voting in aggregate 7,500,000 voting shares, or 89,641,857 voting shares total, which total an aggregate of 69.2% of the Company’s outstanding common stock and 67.0% of the Company’s outstanding voting stock as of the Closing date.

Prior to the closing of the Purchase Agreement, Mr. Anthony Brian Goodman, the Chief Executive Officer and director of the Company, held voting control over the Company due to his beneficial ownership of 16,124,562 shares of common stock and 1,000 shares of Series B Voting Preferred Stock, which vote 7,500,000 voting shares on all stockholder matters (which prior to the issuance of the shares of common stock and Series C Voting Preferred Stock upon the closing of the Purchase Agreement, provided him a 53.6% voting right over the Company).

Amendment to Articles of Incorporation

On March 20, 2024, at a special meeting of stockholders of the Company held on March 19, 2024, the stockholders of the Company approved, among other things (collectively, the “Amendments”) the adoption of Certificate of Amendments to amend the Company’s Amended and Restated Articles of Incorporation to (a) remove the provisions thereof providing for a three class, classified Board of Directors of the Company; (b) opt out of Nevada Revised Statutes Sections 78.378 to 78.3793 (the Nevada Control Share Act); (c) amend Article VI thereof to (i) remove the Board of Directors’ exclusive right to make, amend, alter, or repeal the bylaws of the Company; and (ii) provide that nothing in the Amended and Restated Articles of Incorporation shall deny the concurrent power of the stockholders (together with the directors) to adopt, alter, amend, restate, or repeal the Bylaws of the Company; and (d) amend Article III, Section 1, to increase the Company’s authorized number of shares of common stock from two hundred and fifty million (250,000,000) shares to three hundred million (300,000,000) shares.

On April 4, 2024, the Company filed a combined Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada, amending such Articles of Incorporation to affect each of the Amendments, which filing became effective on April 4, 2024.

As a result of the Amendments, (i) we no longer have a classified Board of Directors, and each member of the Board of Directors will continue to serve in such position until the next annual meeting of stockholders of the Company, and/or until their earlier resignation, removal or death. Any vacancies on the Board which occur during the year may be filled by the Board of Directors until the next annual meeting of stockholders of the Company; (ii) we are no longer subject to the Nevada Control Share Act; (iii) stockholders have the concurrent right, together with the Board of Directors, of amending the Bylaws of the Company; and (iv) we now have 300,000,000 shares of authorized common stock.

Series C Voting Preferred Stock

Additionally, on April 4, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Articles of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Voting Preferred Stock, which were issued to the Sellers at the closing of the Purchase.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with (i) the financial statements for the fiscal year ended October 31, 2023, and notes thereto, which are included in the Company’s Annual Report on Form 10-K which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2024; (ii) the audited financial statements, comprising the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of owners’ equity, and consolidated statements of operations and comprehensive income, and consolidated statements of cash flows, for MeridianBet Group for the years then ended, and the related notes to the financial statements, which the Company filed with the SEC as an exhibit to a Current Report on Form 8-K/A on June 4, 2024, (iii) Management’s Discussion and Analysis of Financial Condition and Results of Operations of the MeridianBet Group for the three months ended March 31, 2024 and 2023, and the years ended December 31, 2023 and 2022, which the Company filed with the SEC as an exhibit to a Current Report on Form 8-K/A on June 4, 2024, and (iv) the unaudited financial statements, comprising the consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the related consolidated statements of owners’ equity, and consolidated statements of operations and comprehensive income, and consolidated statements of cash flows for MeridianBet Group for the three months ended March 31, 2024 and 2023, and the related notes to the financial statements, which the Company filed with the SEC as an exhibit to a Current Report on Form 8-K/A on June 4, 2024.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries which include:

•	Global Technology Group Pty Ltd. (“GTG”), a limited Proprietary Company formed and registered under the laws of Australia.
•	RKingsCompetitions Ltd., (“RKings”), a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix MX, S.A. DE C.V., (“GM MX”) a corporation incorporated under the laws of Mexico.
•	GMG Assets Limited, (“GMGA”) a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix (IOM) Limited, (“GMIOM”) a limited company formed and registered under the laws of the Isle of Man.
•	Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia.
•	Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd (Meridian Tech d.o.o.- Parent Co), a private limited company formed and registered in and under the laws of the Republic of Serbia, with direct subsidiaries of:
o	Meridian Tech (Bosnia)
o	Meridian Bet Brcko (Bosnia)
o	Meridian Tech (PYT) LTD (South Africa)
•

Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, with direct subsidiaries of:

o	Meridian WorldWide (Cyprus)
o	Bit Tech Ltd (Tanzania)

•	Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, with direct subsidiaries of:

o	Meridian Gaming (Malta)
o	My Best Odds (Belgium)
o	Meridian Gaming (Peru)
o	Global Meridian Gaming (Curacao)
o	Fair Champions Meridian Ltd (Cyprus)
o	Meridian Global Consulting (Montenegro)
o	Expanse Studios (Serbia)
•	Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus

The descriptions of the ownership and the percentages of ownership are identified below.  All intercompany transactions and balances have been eliminated.

Company	Country	Original Date Acquired	Ownership
Legal Acquirer / Accounting Acquiree
Global Technology Group Pty Ltd. (“GTG”)	Australia	January 19, 2021	100%
RKingsCompetitions Ltd.*	United Kingdom	November 1, 2021 & November 4, 2022*	100%
Golden Matrix MX, S.A. DE C.V.	Mexico	July 11, 2022	99.99%
GMG Assets Limited	United Kingdom	August 1, 2022	100%
Golden Matrix (IOM) Limited	Isle of Man	November 14, 2023	100%
Golden Matrix Group Beograd-Novi Beograd	Serbia	March 27, 2024	100%
Legal Acquiree / Accounting Acquirer
Meridian Tech d.o.o. – Parent Company - Main	Serbia	March 3, 2001	100%
Subsidiary: Meridian Tech	Bosnia & Herzegovina	July 16, 2003	100%
Subsidiary: Meridian Bet Brcko	Bosnia & Herzegovina	November 11, 2022	100%
Subsidiary: Meridian Tech (PYT) LTD	South Africa	April 26, 2021	100%
MeridianBet – Parent Company	Montenegro	August 12, 2022	100%
Subsidiary: Meridian WorldWide Ltd.	Cyprus	August 18, 2016	90%
Subsidiary: Bit Tech Ltd.	Tanzania	June 8, 2017	100%
Meridian Gaming Holdings Ltd. – Parent Company	Malta	May 16, 2016	100%
Subsidiary: Meridian Gaming Ltd.	Malta	May 9, 2007	100%
Subsidiary: My Best Odds BVBA	Belgium	August 30, 2011	100%
Subsidiary: Meridian Gaming S.A.C.	Peru	April 29, 2016	75.50%
Subsidiary: Global Meridian Gaming	Curacao	December 15, 2016	100%
Subsidiary: Fair Champions Meridian Ltd.	Cyprus	January 26, 2008	51%
Subsidiary: Meridian Global Consulting	Montenegro	March 1, 2022	100%
Subsidiary: Expanse Studios	Serbia	September 30, 2022	100%
Meridian Gaming (CY) Ltd.	Cyprus	November 1, 2012	100%

 * Effective on November 1, 2021, the Company acquired 80% of RKingsCompetitions Ltd. and effective on November 4, 2022, the Company acquired the remaining 20% interest in RKingsCompetitions Ltd.

The Company accounts for business combinations using the acquisition method of accounting in accordance with Financial Accounting Standards Board (FASB) ASC 805, “Business Combinations”. Identifiable assets acquired, and liabilities assumed, in a business combination are measured initially at their fair values at the acquisition date, irrespective of the extent of any non-controlling interest. Any adjustments to the purchase price allocation are made during the measurement period, not exceeding one year from the acquisition date, in accordance with ASC 805. The Company recognizes any non-controlling interest in the acquired subsidiary at fair value. The excess of the purchase price and the fair value of non-controlling interest in the acquired subsidiary over the fair value of the identifiable net assets of the subsidiary is recognized as goodwill. Identifiable assets with finite lives are amortized over their useful lives. Acquisition-related costs are expensed as incurred.

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

The Company uses Level 3 inputs for its valuation methodology for its assets and liabilities.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended June 30, 2024, and 2023, the Company has foreign currency translation adjustments of $(301,263) and $(666,820), respectively. During the six months ended June 30, 2024 and 2023, the Company has foreign currency translation adjustments of $(2,105,943) and $175,775, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange loss of $131,458 and $92,384 during the three months ended June 30, 2024, and 2023, respectively, and $118,521 and $45,331 during the six months ended June 30, 2024 and 2023, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at June 30, 2024 and December 31, 2023.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $253,711 and $203,676, respectively. During the six months ended June 30, 2024, and 2023, there was $86,786 and $72,420, respectively, of bad debt expense recorded, and during the three months ended June 30, 2024, and 2023, there was $62,063 and $37,308, respectively, of bad debt expense recorded.

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

Other intangible assets

Other intangible assets, including customer relationships, patents, and trademarks, that are acquired by the Company and have finite useful lives, are at cost less accumulated amortization and any accumulated impairment losses.  Costs incurred after the asset is placed in service are recognized in the income statement as incurred.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,913,047 and $475,689 during the three months ended June 30, 2024, and 2023, respectively, and $2,355,366 and $936,652 during the six months ended June 30, 2024 and 2023, respectively.

Inventories

Prizes

RKings purchases prizes to be awarded to winners of prize competitions; these prizes are RKings’ inventory. Operations that include prizes are only through RKings. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. Inventory of prizes was $3,217,924 and $0 at June 30, 2024 and December 31, 2023, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory was $122,274 and $133,905 at June 30 2024, and December 31, 2023, respectively.

As of June 30, 2024, and December 31, 2023, total inventory was $3,340,198 and $133,905, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life as follows:

Useful Life in Years
Land	40
Buildings	40
Slots and machines	10
Equipment & Furniture	4 to 10
Computers	3 to 5
Televisions	4
Investment in third party property, plant and equipment	5
Software	20
Licenses	up to 10
Other intangible assets	5

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $27,745,235 and $27,826,594 at June 30, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company currently has five distinctive revenue streams within two segments; (1) the B2B segment and (2) the B2C segment.

In the B2B segment, there are two revenue streams: (i) charges for usage of the Company’s software, and (ii)  royalties charged on the use of third-party gaming content.

In the B2C segment, there are three revenue streams: (i) revenues from retail and online betting and casino, (ii) selling tickets to customers to enter prize competitions, and (iii) revenues from bars.

The revenue descriptions are summarized in the tables below:

B2B segment, revenue descriptions:
(i)	For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.
(ii)	For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

B2C segment, revenue descriptions:
(i)

Revenues from retail and online betting and casino include revenues derived from sports betting (sportsbook, the exchange sports betting product and pari-mutuel betting products), fixed odds games betting, online games and online casino, peer-to-peer games including online bingo and online poker and franchise royalties based on the operating results of the franchisee. Revenues are recognized exclusive of value-added tax.

(ii)	The Company generates revenues from sales of prize competitions tickets directly to customers, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences.
(iii)	The Company also generates revenues from sales of drinks in the bars.

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

B2B segment, revenue recognition:

(i)

Revenues from the usage of the Company’s software occur when the Company provides services to the counterparty which includes licensing the use of its unique IP and technology systems. The counterparty pays consideration in exchange for those services. The Company only recognizes the revenue at the month end when the usage occurs, and the revenue is based on the actual Software Usage of its customers.

(ii)

Revenues from the royalty charged on the use of third-party gaming content occur when the Company acts as a distributor of the third-party gaming content which is utilized by the client. The counterparty pays consideration in exchange for the gaming content utilized. The Company only recognizes the revenue at the month end when the usage of the gaming content occurs, and the revenue is based on the actual usage of the gaming content.

B2C segment, revenue recognition:

(i)

Revenues from sportsbook betting activities represents the net gain or loss from betting activities in the period plus (where material) the gain or loss on the revaluation of open positions at period end and is stated net of the cost of customer promotions and bonuses incurred in the period. These positions are recognized initially at fair value and subsequently at fair value through profit or loss, within the revenue line; this represents the Company’s principal activity. Customer promotions (including free bets) and bonuses are deducted from sportsbook betting revenue. At each reporting period-end no fair value was recognized based on the materiality of the open position.

Revenue from the exchange sports betting product represents commission earned on betting activity and is recognized on the date the outcome for an event is settled.

Revenues from fixed odds games and the online casinos represent net winnings (“customer drop”), being amounts staked, net of customer winnings, and is stated net of customer promotions and bonuses incurred in the period. Revenue from pari-mutuel betting products represents a percentage of stake and is recognized on settlement of the event and is stated net of customer promotions and bonuses in the period.

Revenue from peer-to-peer games represents commission income (“rake”) and tournament fees earned from games completed by the period end and is stated net of the cost of customer promotions and bonuses incurred in the period.

(ii)

Revenues from prize competitions ticket sales occur when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winner of prize competitions.

(iii)	Revenues from sales of drinks to customers are recognized when the drink or service is provided to the customers.

The Company offers various incentives to build loyalty, encourage and engage users on the platforms, the costs of incentives are recorded as a reduction to the amount recognized as revenue for service fees.

Revenues are recognized exclusive of value-added tax (VAT).

Other Income

Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company’s core activity.

For the three months ended June 30, 2024, and 2023, other income amounted to $509,759 and $312,637, respectively.

For the six months ended June 30, 2024, and 2023, other income amounted to $1,002,909 and $506,227, respectively.

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

The Company incurred income tax expenses of $524,969 and $418,241 during the three months ended June 31, 2024, and 2023 at the income tax rates outlined below, during the three months ended June 30, 2024, and 2023.

The Company incurred current income tax expenses of $806,666 and $831,537 during the six months ended June 31, 2024, and 2023 the income tax rates outlined below, during the six months ended June 30, 2024, and 2023.

The Company accrued taxes payable of $3,197,227 and $6,137,513, each at June 30, 2024, and December 31, 2023, respectively.

Income Tax Rates by Country of Operations

Country of Operations	2024 Income Tax Rate	2023 Income Tax Rate
United States of America	21%	21%
Australia	30%	30%
United Kingdom	25%	19%
Mexico	30%	30%
Isle of Man	0%	0%
Serbia	15%	15%
Montenegro	9-15%	9-15%
Bosnia and Herzegovina	10%	10%
South Africa	27%	27%
Tanzania	30%	30%
Malta	35%	35%
Cyprus	12.5%	12.5%
Belgium	25%	25%
Curacao	22%	22%
Peru	29.5%	29.5%

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

The following is a reconciliation of basic and diluted earnings per common share for the three months and six months ended June 30, 2024 and 2023:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic earnings per common share
Numerator:
Net income available to common shareholders	$64,925	$3,626,050	$4,055,659	$8,236,604
Denominator:
Weighted average common shares outstanding	120,582,719	83,475,190	102,028,954	83,475,190

Basic earnings per common share	$0.00	$0.04	$0.04	$0.10

Diluted earnings per common share
Numerator:
Net income available to common shareholders	$64,925	$3,626,050	$4,055,659	$8,236,604
Denominator:
Weighted average common shares outstanding	120,582,719	83,475,190	102,028,954	83,475,190
Preferred shares	1,000,000	-	500,000	-
Warrants/Options	164,244	-	82,122	-
Restricted stock units	1,505,051	-	752,526	-
Deferred cash convertible note	203,170	-	101,585	-
Closing share consideration	5,000,000	-	2,500,000	-
Adjusted weighted average common shares outstanding	128,455,184	83,475,190	105,965,187	83,475,190

Diluted earnings per common share	$0.00	$0.04	$0.04	$0.10

Dividends

Dividends are distributions that were paid to the former owners of MeridianBet Group, prior to the effective date of the Purchase Agreement (as described in detail in NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT) for the three months ended June 30, 2024, and 2023, in the amounts of $0 and $440,907, respectively.

Dividends are distributions that were paid to the former owners of MeridianBet Group, prior to the effective date of the Purchase Agreement (as described in detail in NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT) for the six months ended June 30, 2024, and 2023, in the amounts of $769,534 and $937,369, respectively.

The dividend distributions were paid in cash.

Treasury Stock

Treasury stock is carried at cost.

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stock granted in return for services rendered. The share-based payment arrangements with employees were accounted for under Accounting Standards Update (ASU) 718, “Compensation - Stock Compensation”. In 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

The expenses related to the stock-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

Stock-based compensation is $1,638,052 and $0 during the three months ended June 30, 2024 and 2023, respectively, and $1,638,052  and $0 during the six months ended June 30, 2024 and 2023, respectively.

Recent Issued Accounting Pronouncements

The Company does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivables are carried at their estimated collectible amounts. Trade accounts receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Trade receivables are generated mostly from receivables from (i) resale of online gaming content in the B2B segment (ii) the franchise partners for B2B services, (iii) Agents for unpaid retail revenue, and (iv) receivables from the payment providers.

Receivables related to B2B services amount to $4,712,398 and $93,910 as of June 30, 2024, and December 31, 2023, respectively.

Receivables from payment providers in Bosnia amount to $1,436,930 and $1,506,412 as of June 30, 2024, and December 31, 2023, respectively. These receivables are settled regularly.

The Company has accounts receivable of $7,224,485 and $2,674,967 as of June 30, 2024, and December 31, 2023, respectively (net of allowance for bad debt of $253,711 and $203,676, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivables from related party are carried at their estimated collectible amounts. Related party accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from several related parties including Top Level doo Serbia, Network System Development, MG Canary, Ino Network, Articulate Pty Ltd. (“Articulate”) and Elray Resources Inc. (“Elray”).

The accounts receivable from related party amount to $761,233 and $399,580, as of June 30, 2024 and December 31, 2023, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $428,594 and $997,778 as of June 30, 2024, and December 31, 2023, respectively. The components of taxes receivable are as follows:

Description	As of June 30, 2024	As of December 31, 2023
Corporate income taxes receivable	$84,927	$722,260
VAT refund receivables	295,006	225,178
Municipality taxes refund receivable	48,661	50,340
Total taxes receivable	$428,594	$997,778

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $1,514,567 and $328,400 as of June 30, 2024, and December 31, 2023, respectively. The components of prepaid expenses are as follows:

Description	As of June 30, 2024	As of December 31, 2023
Prepayments to suppliers	$745,733	$-
Prepaid payroll expense	4,598	-
Prepaid rent	88,514	39,850
Prepaid license	87,327	182,746
Prepaid sponsorship/advertising	258,806	102,318
Other prepayments	329,589	3,486
Total prepaid assets	$1,514,567	$328,400

NOTE 6 – OTHER CURRENT ASSETS

As of June 30, 2024, and December 31, 2023, other current assets are $2,456,557 and $1,989,476, respectively. The components of other current assets are as follows:

Description	As of June 30, 2024	As of December 31, 2023
Other current receivables	$962,123	$1,849,666
Deferred taxes & accrued income	1,295,941	288,712
Employee receivables	303,410	241,513
Other current investments	272,424	10,158
Allowance for bad debt	(431,589)	(400,573)
Short-term deposits	54,248	-
Total other current assets	$2,456,557	$1,989,476

Other Current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances and, receivables for thefts and damages.

NOTE 7– ACQUISITIONS

Golden Matrix and Aleksandar Milovanović; Zoran Milosevic, and Snežana Božović (MeridianBet Group) Purchase Agreement

Please refer to “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”, for a discussion of the Purchase Agreement, pursuant to which effective April 1, 2024, Golden Matrix (legal acquirer/accounting acquiree) acquired MeridianBet Group (legal acquiree/accounting acquirer) from the Sellers.

NOTE 8 – INTANGIBLE ASSETS – SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY, CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS

Software represents software licenses as well as the costs of internally developed gaming software (e.g., a new sports betting platform which is classified as intangible construction in process). Capitalized software costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

The software development costs mainly relate to the development of new software in Montenegro, for a sports betting platform. Software development costs of $2,674,446 and $1,398,009 were incurred and capitalized during the three months ended June 30, 2024, and 2023, respectively, of which intangible construction in process incurred and capitalized amounted to $2,589,452 and $1,209,375, respectively.  The balance of software represents licenses of $84,994 and $188,637, which were incurred and capitalized during the three months ended June 30, 2024, and 2023, respectively.

Software development costs of $3,993,875 and $2,701,898 were incurred and capitalized during the six months ended June 30, 2024, and 2023, respectively, of which intangible construction in process incurred and capitalized amounted to $3,908,881 and $2,513,264, respectively.  The balance of software represents licenses of $84,994 and $188,634, respectively.

Licenses relate to operational gaming licenses issued in Bosnia and Cyprus.

Software mainly relates to internally developed gaming software.  Software is amortized on a straight-line basis over its expected useful lives, estimated to be 3 to 5 years.

Amortization expenses related to intangible assets were $1,913,047 and $475,689, for the three months ended June 30, 2024, and 2023, respectively, and $2,355,366 and $936,652, for the six months ended June 30, 2024, and 2023, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of June 30, 2024	As of December 31, 2023
Intangible construction in process	$13,690,666	$9,781,785
Licenses	807,349	722,356
Software	9,822,923	9,973,079
Trademarks and tradenames	9,700,963	994
Developed technology	3,100,000	-
Customer relationships	17,400,000	-
Non-compete agreement	10,000	-
Other intangible assets	1,475,113	1,499,752
Gross intangible assets	56,007,014	21,977,966
Less: accumulated impairment and amortization
Licenses amortization	(474,545)	(431,022)
Software amortization	(6,366,609)	(5,664,443)
Trademarks and tradenames amortization	(242,748)	(207)
Developed technology	(155,001)	-
Customer relationships	(870,000)	-
Non-compete agreement	(834)	-
Other intangible assets amortization	(909,653)	(774,872)
Total accumulated impairment and amortization	(9,019,390)	(6,870,544)
Net definite-lived intangible assets	$46,987,624	$15,107,422

The following table identifies the intangible assets resulting from the Purchase, as described in greater detail in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”:

Description	Useful life	Amount
Trade names and trademarks	10 Years	$9,700,000
Developed technology	5 Years	3,100,000
Customer relationships	5 Years	17,400,000
Non-compete agreement	3 Years	10,000
Total		$30,210,000

The fair value estimate for all identifiable intangible assets is preliminary and is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use). This preliminary fair value estimate could include assets that are not intended to be used, may be sold, or are intended to be used in a manner other than their best use. The final determination of fair value of intangible assets, as well as estimated useful lives, remains subject to change. The finalization may have a material impact on the valuation of intangible assets and the purchase price allocation, which is expected to be finalized by April 1, 2025.

We anticipate that the majority of intangible construction in process will be placed in service in stages during the second half of 2024 and first half of 2025, depending on the progress of the software development.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of June 30, 2024	As of December 31, 2023
Land	$26,778	$27,703
Buildings, net	8,789,085	6,728,697
Slots and machines, net	11,480,563	11,279,087
Equipment, net	3,240,326	3,235,175
Computers, net	1,692,945	1,697,479
Televisions, net	348,426	368,414
Property, plant and equipment construction in process	54,032	893,354
Investment in third party property, plant and equipment	1,903,138	1,975,460
Advances for property, plant and equipment	209,942	1,621,225
Total property, plant and equipment, net	$27,745,235	$27,826,594

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Advances for property, plant and equipment represents the purchase of the premises in Montenegro. These premises are still in the process of construction.

Depreciation expenses were $826,664 and $883,422, for the three months ended June 30, 2024, and 2023, respectively, and $2,028,263 and $1,739,496, for the six months ended June 30, 2024, and 2023, respectively.

NOTE 10 –DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of June 30, 2024 and December 31, 2023, deposits and prepaid assets are $5,748,865 and $5,586,495, respectively. The components of deposits and prepaid assets are as follows:

	As of June 30, 2024	As of December 31, 2023
Deposits for rent & office leases	$177,523	$170,370
Deposits for retail betting	2,600,566	2,413,488
Deposits for retail casino	2,957	668,236
Deposits for internet betting	1,002,654	1,035,558
Other prepayments	8,975	9,287
Other deposits	1,956,190	1,289,556
Total deposits and prepaid assets	$5,748,865	$5,586,495

Betting and casino deposits are long term deposits held with the following banks: NLB Komercijalna bank, EFG-Direktna bank, Halk bank, Bank Postanska Stedionica, Fibank, as security for the permission granted to operate in a particular region.

Other deposits are long-term deposits with EFG Direktna bank and Nova bank for open credit lines and e-commerce services.

The deposits with NLB Komercijalna bank accrue interest at the rates of 1.0% and 1.9% per annum.

NOTE 11 – INVESTMENTS

The Company has investments in unconsolidated entities.  The investments are accounted for under the equity method whereby the initial investment is recognized at cost and the entities’ profits or losses are recorded in proportion to the Company’s percentage of ownership.  As of June 30, 2024, and December 31, 2023, the Company had investments of $230,402 and $237,828, respectively, representing investments in in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares) and BH Telekom (15,228 shares).

NOTE 12 – OPERATING LEASE RIGHT OF USE ASSETS AND LIABILITIES:

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

The Company (through its subsidiaries and affiliates) has entered into operating leases, the Company also has several financing lease agreements. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Lease term is typically assessed at 5 years.

The lease cost for the three months ended June 30, 2024, and 2023, was $823,264 and $711,143, respectively.

The lease cost for the six months ended June 30, 2024, and 2023, was $1,674,651 and $1,458,382, respectively.

As of June 30, 2024, and December 31, 2023, the right-of-use asset was $4,064,117 and $4,147,375, respectively, and there was also a current lease liability of $1,686,724 and $2,299,317, respectively, and a non-current lease liability of $2,280,408 and $1,795,870, respectively.

Maturities of lease liabilities as of June 30, 2024, were as follows:

Operating Lease
2024	$1,749,787
2025	956,224
2026	765,572
2027	478,882
2028	157,840
Thereafter	-
Total lease payments	4,108,305
Less imputed interest	141,173
Present value of lease liability	$3,967,132

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management’s superannuation payable of $13,592 and $0, and accrued salary of $8,636 and $0, as of June 30, 2024, and December 31, 2023, respectively.  A Superannuation is mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11.5%).

NOTE 14 – TAXES PAYABLE

The taxes payable includes tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of June 30, 2024, and December 31, 2023, taxes payable are $3,197,227 and $6,137,513, respectively. The components of taxes payable are as follows:

	As of June 30, 2024	As of December 31, 2023
Value Added Tax – Montenegro Tax Administration	$-	$2,534,178
Stamps, duties and other taxes	2,236,574	2,131,635
Corporate income tax payable	742,470	1,262,921
Deferred tax liabilities	218,183	208,779
Total taxes payable	$3,197,227	$6,137,513

Montenegro VAT Payable

On February 6, 2024, the Company was notified by the Montenegro Tax Administration, Sector for Large Taxpayers, that Meridianbet Montenegro DOO (Montenegro) was assessed Value Added Tax (VAT) of $2,534,178 (EUR 2,293,892) on services invoiced from an unrelated third-party Serbian software developer for software services.  The Company has accrued assessed VAT Taxes payable and as of June 30, 2024, total amount of liability was paid out and as of December 31, 2023, VAT Taxes payable amounted to $2,534,178 (EUR 2,293,892).

NOTE 15 – LONG TERM LIABILITIES

Unicredit Bank Facility

On May 1, 2024, effective May 16, 2024, Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”), which is wholly-owned by Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), which is wholly-owned by the Company, entered into a Facility Agreement dated as of April 30, 2024 (the “Facility Agreement”) with Unicredit Bank Serbia JSC Belgrade (“Unicredit Bank”).  UniCredit Bank agreed to loan Meridian Serbia up to 2,350,000,000 Serbian dinars (approximately $21,600,000), pursuant to the terms of the Facility Agreement (the “Loan”).

A total of $11 million of the proceeds from the Loan was paid to the Sellers pursuant to the terms of the Purchase Agreement.

The Loan is secured by a mortgage on substantially all of Meridian Serbian’s real estate; a pledge by Golden Matrix Serbia of all of the outstanding capital stock of Meridian Serbia; a pledge by the Company of all of its ownership in Golden Matrix Serbia; and an assignment of Meridian Serbia’s insurance policies.

On May 16, 2024, the Company entered into a Guaranty Agreement in favor of Unicredit Bank to guarantee in full the repayment of the Loan.

The Loan bears interest at the one-month BELIBOR rate, plus 3.15% per annum (currently approximately 8.75%), payable monthly in arrears.

The Loan is repayable in installments, beginning six months after May 1, 2024, and payable in full by the maturity date, May 1, 2027.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

Igor Salindrija Facility

On April 1, 2024, the Company entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) through its subsidiary Meridian Gaming Malta Ltd, from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending on April 1, 2026. The effective interest is at the annual rate of 7%.

As of June 30, 2024 and December 31, 2023, long term liabilities amount to $25,451,100 and $0, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija facility.

Maturities of long-term loan as of June 30, 2024 and December 31, 2023, are as follows:

Long term loan	As of June 30, 2024	As of December 31, 2023
Within 1 year	$6,030,876	$-
Within 1-2 Years	19,420,224	-
Present value of loan liability	$25,451,100	$-

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of June 30, 2024, and December 31, 2023, other current liabilities were $1,079,981 and 581,644, respectively. The components of other current liabilities are as follows:

Description	As of June 30, 2024	As of December 31, 2023
Staff costs payable	$352,539	$444,962
Other current payables	195,653	80,238
Rent deposits received	4,002	4,140
Bank overdraft	63,932	52,304
Deferred revenues	166,178	-
Accrued interest	123	-
Customer deposit	297,554	-
Total other current liabilities	$1,079,981	$581,644

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, fees, etc.

 Other Non-Current Liabilities

As of June 30, 2024, and December 31, 2023, other current liabilities were $132,373 and $287,920, respectively. The components of other non-current liabilities are as follows:

	As of June 30, 2024	As of December 31, 2023
Leases payable	$113,684	$3,242
Retirement benefits	14,883	15,206
Other non-current liabilities	3,806	269,472
Total other non-current liabilities	$132,373	$287,920

NOTE 17 – RELATED PARTY TRANSACTIONS

All related party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Aleksandar Milovanović, Zoran Milošević and Snežana Božović

On April 9, 2024, Golden Matrix completed the acquisition of 100% of MeridianBet Group, from the Sellers, effective for all purposes as of April 1, 2024. The Purchase is described in greater detail under “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES” and “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”.

Dividends Paid to the Sellers

For the three months ended June 30, 2024, and 2023, dividends paid to the Sellers (the former owners of MeridianBet Group) are as follows:

Owners	Dividends Paid Three Months Ended June 30, 2024	Dividends Paid Three Months Ended June 30, 2023
Aleksandar Milovanović	$-	$183,764
Zoran Milošević	-	225,077
Snežana Božović	-	32,066
Other dividends paid	-	-
Total dividends paid	$-	$440,907

For the six months ended June 30, 2024, and 2023, dividends paid to the owners are as follows:

Owners	Dividends Paid Six Months Ended June 30, 2024	Dividends Paid Six Months Ended June 30, 2023
Aleksandar Milovanović	$468,694	$392,650
Zoran Milošević	165,562	494,868
Snežana Božović	5,450	49,851
Other dividends paid	129,828	-
Total dividends paid	$769,534	$937,369

Zoran Milošević, Meridian Tech d.o.o.’s Chief Executive Officer

Mr. Zoran Milošević has been serving as the Chief Executive Officer of the MeridianBet Group since 2008. On June 18, 2024, an Employment Agreement was entered into between Meridian Tech d.o.o. (an indirect wholly-owned subsidiary of the Company) (“Meridian Tech”) and Zoran Milošević, the Chief Executive Officer of Meridian Tech, a significant stockholder of the Company and one of the Sellers (the “Milošević Agreement”).

The Milošević Agreement provides for Mr. Milošević to serve as the Chief Executive Officer of Meridian Tech and has a term through August 20, 2026, automatically extending thereafter for successive one year periods, unless either party provides the other notice of their intent not to renew at least three months prior to any renewal date, unless terminated earlier pursuant to its terms.

Pursuant to the agreement, Mr. Milošević is to receive an annual basic salary of $396,000 (the “Basic Salary”), of which $174,240 is to be paid monthly (the “Monthly Salary”); and (b) $221,760 is to be paid quarterly (the “Quarterly Salary”), each pro-rated for partial periods. The Monthly Salary is payable in cash, monthly in arrears. The Quarterly Salary is payable by the fourth day following the end of each calendar quarter, in cash, or at the option of the Chief Executive Officer of the Company, shares of common stock of the Company (the “Quarterly Salary Shares”), based on the average of the closing sales prices of the Company’s common stock on the last day of each month during the applicable calendar quarter, rounded to the nearest whole share. The Quarterly Salary Shares must be issued under a stockholder approved equity compensation plan.

On May 9, 2024, the Company granted 250,000 restricted stock units to Mr. Milošević in consideration for future services to be rendered by Mr. Milošević through December 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company and Mr. Milošević’s continued service through the applicable vesting date.

During the three months ended June 30, 2024, and 2023, total salary paid to Mr. Milošević was $24,857 and $7,508, respectively. During the six months ended June 30, 2024, and 2023, total salary paid to Mr. Milošević was $29,263 and $21,156, respectively. As of June 30, 2024, and December 31, 2023, the Monthly Salary payable to Mr. Milošević was $0 and $0, respectively, and the accrued Quarterly Salary was $22,583 and $0, respectively, which will be settled in stock every three months.

Snežana Božović, Employee

Ms. Snežana Božović has been serving as the Secretary of the MeridianBet Group since 2008. On June 18, 2024, an Employment Agreement was entered into between Meridian Tech and Snežana Božović, an employee of Meridian Tech, and one of the Sellers (the “Božović Agreement”).

The Božović Agreement has substantially similar terms as the Milošević Agreement, except that it provides for Ms. Božović to serve as an employee of Meridian Tech; provides for a Basic Salary of $216,000, a Monthly Salary of $145,200, and a Quarterly Salary of $70,800; and provides for a six-month severance payment instead of an eighteen-month payment.

On May 9, 2024, the Company granted 125,000 restricted stock units to Ms. Božović in consideration for future services to be rendered by Ms. Božović through December 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company and Ms. Božović’s continued service through the applicable vesting date.

On May 9, 2024, the Company also granted an additional 75,000 restricted stock units to Ms. Božović. The RSUs will vest at the rate of 9,375 RSUs every six months over the next four years.

During the three months ended June 30, 2024, and 2023, total salary paid to Ms. Božović was $24,857 and $6,185, respectively. During the six months ended June 30, 2024, and 2023, total salary paid to Ms. Božović was $29,263 and $15,864, respectively. As of June 30, 2024, and December 31, 2023, the Monthly Salary payable to Ms. Božović was $0 and $0, respectively, and the accrued Quarterly Salary was $7,583 and $0, respectively, which will be settled in stock every three months.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Director

Mr. Anthony Brian Goodman has been serving as the Director and Chief Executive Officer of Golden Matrix (and subsequently the Company) since 2016. Following the Purchase, he continues to serve as the Director and Chief Executive Officer of the Company.

As of April 1, 2024, Mr. Goodman held 250,000 outstanding RSUs, which were subject to vesting pursuant to Mr. Goodman’s continued service through the applicable vesting date and the Company meeting certain performance conditions.

On June 18, 2024, the Company entered into a First Amendment to First Amended and Restated Employment Agreement (“Goodman Agreement”) with Mr. Goodman to increase the annual basic salary payable to Mr. Goodman to $396,000 per year, plus Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11.5%).

During the three months ended June 30, 2024, the total salary paid to Mr. Goodman was $62,040. As of June 30, 2024, the total salary payable to Mr. Goodman was $0, and the superannuation payable was $6,713. There were no fees paid to Mr. Goodman before April 1, 2024.

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer and Director

Ms. Weiting ‘Cathy’ Feng has been serving as the Director and Executive Officer of Golden Matrix (and subsequently the Company) since 2016. Following the Purchase, she continues to serve as the Director and Chief Operating Officer of the Company.

As of April 1, 2024, Ms. Feng held 125,000 outstanding RSUs, which were subject to vesting based on Ms. Feng’s continued service through the applicable vesting date and the Company meeting certain performance conditions.

On June 18, 2024, the Company entered into a First Amendment to First Amended and Restated Employment Agreement (“Feng Agreement”) with Ms. Feng to increase the annual basic salary payable to Ms. Feng to $216,000 per year, plus Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11.5%).

During the three months ended June 30, 2024, total salary paid to Ms. Feng was $42,200. As of June 30, 2024, total salary payable to Ms. Feng was $0, and the superannuation payable was $4,566. There were no fees paid to Ms. Feng before April 1, 2024.

Thomas E. McChesney, a member of the Board of Directors of the Company

Mr. Thomas E. McChesney has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the Purchase, he continues to serve as a Director of the Company.

 As of April 1, 2024, Mr. McChesney held 60,000 vested options and 50,000 outstanding RSUs, which were subject to vesting based on Mr. McChesney’s continued service through the applicable vesting date and the Company meeting certain performance conditions.

Effective June 1, 2024, the monthly compensation for Mr. McChesney’s service on the Board increased from $5,000 per month to $7,500 per month.

During the three months ended June 30, 2024, total consulting fees paid to Mr. McChesney were $17,500. As of June 30, 2024, the amount payable to Mr. McChesney was $0. There were no fees paid to Mr. McChesney before April 1, 2024.

Murray G. Smith, a member of the Board of Directors of the Company

Mr. Murray G. Smith has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the Purchase, he continues to serve as a Director of the Company.

As of April 1, 2024, Mr. Smith held 100,000 vested options and 50,000 outstanding RSUs, which were subject to vesting based on Mr. Smith’s continued service through the applicable vesting date and the Company meeting certain performance conditions.

Effective June 1, 2024, the monthly compensation for Mr. Smith’s service on the Board increased from $5,000 per month to $7,500 per month.

During the three months ended June 30, 2024, total consulting fees paid to Mr. Smith were $17,500. As of June 30, 2024, the amount payable to Mr. Smith was $0. There were no fees paid to Mr. Smith before April 1, 2024.

Philip D. Moyes, a former member of the Board of Directors of the Company

Mr. Philip D. Moyes served as a Director of Golden Matrix (before the Purchase). On April 5, 2024, and effective at the closing of Purchase, Mr. Moyes resigned as a member of the Board of Directors of the Company, which resignation was a required condition to the closing of the transactions contemplated by the Purchase Agreement. The Board of Directors also agreed to accelerate the vesting of the Restricted Stock Units held by Mr. Moyes (50,000 RSUs, which have been settled by the issuance of the same number of shares of common stock), as of the closing date of the Purchase Agreement.

During the three months ended June 30, 2024, the Company paid Mr. Moyes $1,591 in consulting fees as a termination payment. There were no fees paid to Mr. Moyes before April 1, 2024.

William Scott, a member of the Board of Directors of the Company

Effective on April 9, 2024, the Company appointed William Scott as a member of the Board of Directors of the Company and as the Chairman of the Board of Directors of the Company.

On May 9, 2024, the Company granted 50,000 restricted stock units to Mr. Scott in consideration for future services to be rendered by Mr. Scott through December 2024. The restricted stock units are subject to vesting, to the extent that certain performance metrics are met by the Company and Mr. Scott’s continued service through the applicable vesting date.

Compensation for Mr. Scott’s service on the Board, payable in arrears, was $5,000 per month. Effective June 1, 2024, the monthly compensation for Mr. Scott’s service on the Board increased from $5,000 per month to $7,500 per month.

During the three months ended June 30, 2024, and 2023, total consulting fees to Mr. Scott were $16,136 and $0, respectively. During the six months ended June 30, 2024, and 2023, total consulting fees to Mr. Scott were $16,136 and $0, respectively.  As of June 30, 2024, and December 31, 2023, the amount payable to Mr. Scott was $8,636 and $0, respectively.

Brett Goodman, Vice President of Business Development and son of the Company’s Chief Executive Officer

Mr. Brett Goodman, son of the Company’s Chief Executive Officer, has been serving as the VP of Business Development at  Golden Matrix (and subsequently the Company) since 2022. Following the Purchase, he continues to hold the same position in the Company.

As of April 1, 2024, Mr. Brett Goodman held 50,000 outstanding options with half of the options vested and 34,500 outstanding RSUs, which are subject to vesting based on Mr. Brett Goodman’s continued service through the applicable vesting dates.

During the three months ended June 30, 2024, total salary paid to Mr. Brett Goodman was $21,000. As of June 30, 2024, total salary payable to Mr. Goodman was $0, and the superannuation payable was $2,313. There were no fees paid to Mr. Brett Goodman before April 1, 2024.

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s Chief Executive Officer

On April 1, 2024, following the Purchase, the Company assumed the License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay Golden Matrix a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the three months ended June 30, 2024, revenues from Articulate were $56,798.  As of June 30, 2024,  the amount receivable from Articulate was $383,020. There were no revenues received from Articulate before April 1, 2024.

Omar Jimenez, Chief Financial Officer/Chief Compliance Officer

Mr. Omar Jimenez has been serving as the Chief Financial Officer/Chief Compliance Officer of Golden Matrix (and subsequently the Company) since 2021. Following the Purchase, he continues in the same role at the Company.

During the three months ended June 30, 2024, total consulting fees paid to Mr. Jimenez were $75,000. As of June 30, 2024, the amount payable to Mr. Jimenez was $0. There were no fees paid to Mr. Jimenez before April 1, 2024.

Elray Resources Inc., Mr. Goodman, the Company’s CEO, serves as CEO & Director of Elray and, Ms. Feng, the Company’s COO, serves as Treasurer and Director of Elray.

On April 1, 2024, the Company assumed the Software License Agreement with Elray Resources, Inc. (“Elray”), in which the Company granted Elray a license for the use and further distribution of certain of Golden Matrix’s online games. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

During the three months ended June 30, 2024, revenues from Elray were $19,666.  As of June 30, 2024, the amount receivable from Elray was $19,741. There were no revenues received from Elray before April 1, 2024.

Top Level doo Serbia, MG Canary, and Ino Network

The accounts receivable-related party from Top Level doo Serbia, MG Canary, and Ino Network, amounts to $358,472 and $399,580 as of June 30, 2024, and December 31, 2023, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $328,693.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

Other

On October 17, 2022, effective August 1, 2022, Golden Matrix entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets, a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals (“GMG Sellers”), the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets.  Aaron Johnston is a former Board Member of Golden Matrix (through October 31, 2022), and Mark Weir is a former 10% shareholder in RKings, of which Golden Matrix owned 80% as of October 17, 2022 (and Golden Matrix owns 100% of RKings since November 4, 2022).

Pursuant to the GMG Purchase Agreement, Golden Matrix agreed to pay the GMG Sellers 25,000 British pound sterling (GBP) (USD $30,708) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating Golden Matrix’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business. The consideration was paid on March 6, 2023.

NOTE 18 - EQUITY

The historical shareholders’ equity of MeridianBet Group (the accounting acquirer /legal acquiree) prior to the reverse merger (the Purchase) has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the former owners of MeridianBet Group as required under ASC 805.

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

As of June 30, 2024, and December 31, 2023, 1,000 and 0 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of June 30, 2024, and December 31, 2023, 1,000 and 1,000 Series C preferred shares of par value $0.00001 were outstanding, respectively. As a result of the recapitalization, the 1,000 shares of Series C Preferred Stock outstanding as of December 31, 2023 represent the shares received by the former owners of MeridianBet Group to complete the Purchase on April 9, 2024, which were designated on April 4, 2024.

As of June 30, 2024, and December 31, 2023, 19,998,000 and 19,999,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of June 30, 2024, 300,000,000 shares of common stock, par value $0.00001 per share, were authorized and, as of December 31, 2023, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized of which 120,801,977 and 83,475,190 shares were issued and outstanding, respectively. As a result of the recapitalization, the 83,475,190 shares outstanding as of December 31, 2023 represent the shares received by the former owners of MeridianBet Group to complete the Purchase. The numbers are subject to change due to the issuance of the Post-Closing Shares consideration and the conversion of the Deferred Cash Convertible Promissory Note (described in greater detail in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”).

Common Stock Transactions

During the three months ended June 30, 2024, 30,000 unregistered shares of restricted common stock, with a value of $180,000, were issued for services. There were no shares issued for services before April 1, 2024.

Option Extension

On June 14, 2024, the Company agreed to extend the exercise period of certain stock options granted to two external consultants of the Company, which options would have expired on June 18, 2024. The Company extended the expiration date of the options granted to the consultants by one year, which covered options to purchase 100,000 shares of common stock at an exercise price of $1.74 per share for each consultant. The Company recorded a total of $74,881 of expenses due to the option extension.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the Purchase.

As of April 1, 2024, Golden Matrix had 660,000 options outstanding. The following table represents the stock option activity for the three months ended June 30, 2024:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of April 1, 2024	660,000	$3.03
Options expired	-	$-
Options exercised	(20,000)	$1.74
Options Outstanding as of June 30, 2024	640,000	$3.07
Options Exercisable as of June 30, 2024	615,000	$3.04

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

The total compensation cost related to stock options granted including the option extension as discussed above was $91,696 for the three months ended June 30, 2024. There was no compensation cost related to stock options before April 1, 2024.

2022 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2022 Equity Incentive Plan (the “2022 Plan”) following the Purchase. The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant.

As of April 1, 2024, Golden Matrix had 1,408,900 RSUs outstanding. The following table represents the RSUs activity for the three months ended June 30, 2024:

RSUs	Number Outstanding
RSUs Outstanding as of April 1, 2024	1,408,900
RSUs granted	1,473,000
RSUs forfeited	(182,250)
RSUs vested	(534,500)
RSUs Outstanding as of June 30, 2024	2,165,150

On May 9, 2024, the Company granted 500,000 RSUs to Zoran Milošević, Snežana Božović, and William Scott as discussed above under “NOTE 17 – RELATED PARTY TRANSACTIONS”.

The following table represents the outstanding RSUs granted to Directors and related parties that are subject to performance metrics (“Performance RSUs”).

Recipient	Position with Company	Number of Outstanding RSUs
William Scott	Chairman of the Board of Directors	50,000
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, and Director	250,000
Zoran Milošević	Chief Executive Officer of MeridianBet Group	250,000
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director	125,000
Snežana Božović	Secretary of MeridianBet Group	125,000
Murray G. Smith	Independent Director	50,000
Thomas E. McChesney	Independent Director	50,000

The Performance RSUs described above vest at the rate of 1/2 of such RSUs based on (1) the Company meeting certain revenue, and (2) Adjusted EBITDA targets for the year ended December 31, 2024, as discussed below, to be settled in shares of common stock. Specifically, the RSUs vest, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated, and to the extent such persons are still providing services to the Company on the applicable vesting dates:

	Revenue Targets		Adjusted EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended December 31, 2024	$48,591,457	*	$2,637,004	*

* 1/2 of the total Performance RSUs granted to each RSU recipient above.

On May 9, 2024, the Company granted 868,000 time-based RSUs to the employees of MeridianBet Group, in consideration for services rendered by such employee through the end of applicable vesting periods of the awards.

The total compensation cost related to RSUs was $1,216,190 for the three and six months ended June 30, 2024. There was no compensation cost related to RSUs before April 1, 2024.

2023 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2023 Equity Incentive Plan (the “2023 Plan”) following the Purchase. The 2023 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) five million (5,000,000) shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) five million (5,000,000) shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 50,000,000 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 50,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

 NOTE 19 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

We operate our business in two operating segments: (1) the B2B segment, and (2) the B2C segment.

In the B2B segment, there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) royalty charged on the use of third-party gaming content.

In the B2C segment, there are three revenue streams: (i) revenues from retail and online betting and casino, (ii) selling tickets to customers to enter prize competitions, and (iii) revenues from bars.

The current segments are (i) B2B with Asia Pacific and Europe as its geographic region and, (ii) B2C with Serbia, Bosnia, Montenegro, Africa, the UK, Central and South America and other European regions as its geographic region.

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

The following is a summary of revenues by segments and products for the indicated periods (as a percentage of total revenues):

Revenues by	For the three months ended				For the six months ended
Segments and Products	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023

B2B Segment
- Use of the Company’s intellectual property	$288,085	1%	$269,792	1%	$487,674	1%	$482,519	1%
- Use of third-party gaming content	4,238,457	11%	-	-	4,238,457	7%	-	-
Total B2B segment	4,526,542	11%	269,792	1%	4,726,131	7%	482,519	1%

B2C Segment
- Retail Sports Betting/Retail Casino	5,656,849	14%	5,320,642	24%	11,087,908	17%	11,146,563	24%
- Online Sports Betting	8,985,332	23%	8,117,821	36%	17,898,195	28%	16,958,795	37%
- Online Casino	10,108,595	26%	8,427,239	37%	19,895,899	31%	16,022,598	35%
- Selling tickets to customers to enter prize competitions	9,656,962	25%	-	-	9,656,962	15%	-	-
- Bars	480,962	1%	443,316	2%	1,000,734	2%	904,647	2%
Total B2B segment	34,888,700	89%	22,309,018	99%	59,539,698	93%	45,032,603	99%
Total revenues	$39,415,242	100%	$22,578,810	100%	$64,265,829	100%	$45,515,122	100%

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
UK	$9,656,962	25%	$-	-	$9,656,962	15%	$-	-
Europe (UK-Excl.)	21,449,953	54%	18,448,179	82%	42,336,831	66%	37,498,665	82%
Central and South America	1,187,936	3%	1,160,754	5%	1,970,647	3%	2,147,283	5%
Asia Pacific	4,224,813	11%	-	-	4,224,813	7%	-	-
Africa	2,895,578	7%	2,969,877	13%	6,076,576	9%	5,869,174	13%
Total	$39,415,242	100%	$22,578,810	100%	$64,265,829	100%	$45,515,122	100%

The following is a summary of cost of goods sold (COGS) by segments and products for the indicated periods (as a percentage of total cost of goods sold):

COGS by	For the three months ended				For the six months ended
Segments and Products	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023

B2B Segment
- Use of the Company's intellectual property	$135,667	1%	$72,182	1%	$193,197	1%	$125,377	1%
- Use of third-party gaming content	3,188,858	18%	-	-	3,188,858	13%	-	0%
Total B2B segment	3,324,525	19%	72,182	1%	3,382,055	14%	125,377	1%

B2C Segment
- Retail Sports Betting/Retail Casino	1,533,736	9%	1,423,527	24%	3,099,576	12%	2,896,304	24%
- Online Sports Betting	2,436,183	14%	2,171,906	36%	5,003,362	20%	4,406,544	37%
- Online Casino	2,710,003	15%	2,254,691	37%	5,528,763	22%	4,163,285	35%
- Selling tickets to customers to enter prize competitions	7,594,850	43%	-	-	7,594,850	31%	-	-
- Bars	130,403	1%	118,608	2%	279,751	1%	235,062	2%
Total B2B segment	14,405,175	81%	5,968,732	99%	21,506,302	86%	11,701,195	99%
Total COGS	$17,729,700	100%	$6,040,914	100%	$24,888,357	100%	$11,826,572	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the six months ended
COGS:	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
UK	$7,594,850	43%	$-	-	$7,594,850	31%	$-	-
Europe (UK-Excl.)	5,823,823	33%	4,864,988	81%	11,728,836	47%	9,516,265	81%
Central and South America	98,962	1%	68,856	1%	157,436	1%	125,486	1%
Asia Pacific	3,206,436	18%	-	-	3,206,436	13%	-	-
Africa	1,005,629	6%	1,107,070	18%	2,200,799	9%	2,184,821	18%
Total	$17,729,700	100%	$6,040,914	100%	$24,888,357	100%	$11,826,572	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
	June 30, 2024	December 31, 2023
Description
Long-lived assets:
UK	$51,438,797	$-
Europe (UK-Excl.)	53,021,360	49,958,819
Central and South America	2,284,734	688,449
Asia Pacific	34,293,397	-
Africa	1,944,053	2,276,310
Total	$142,982,341	$52,923,578

NOTE 20 – INCOME TAXES

Income Tax Rates by Country of Operations

Country of Operations	2024 Income Tax Rate
United States of America	21%
Australia	30%
United Kingdom	25%
Mexico	30%
Isle of Man	0%
Serbia	15%
Montenegro	9-15%
Bosnia and Herzegovina	10%
South Africa	27%
Malta	35%
Cyprus	12.5%
Belgium	25%
Curacao	22%
Peru	29.5%

United States (U.S.)

The Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the U.S. operations.

Serbia

For the three months and six months ended June 30, 2024, the Company had income tax expense in the amount of $170,636 and $328,831, respectively, attributable to its operations of Meridian Tech d.o.o., Serbia.

The Company, through Meridian Tech d.o.o.,  is subject to a statutory tax rate of approximately 15% of net income generated in Serbia.

As of June 30, 2024, and December 31, 2023, the Company had Serbia income tax payable of $119,049 and $505,796, respectively.

Montenegro

For the three months and six months ended June 30, 2024, the Company had income tax expense in the amount of $27,829 and $111,069, respectively, attributable to its operations of Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica in Montenegro.

The Company, through Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, is subject to a statutory tax rate of approximately 9 to 15% of net income generated in Montenegro.

As of June 30, 2024, and December 31, 2023, the Company had Montenegro income tax payable of $111,069 and $522,685, respectively.

Bosnia & Herzegovina

For the three months and six months ended June 30, 2024, the Company had income tax expense in the amount of $23,354 and $69,561, respectively, attributable to its operations of Meridian Tech and Meridian Bet Brcko. in Bosnia & Herzegovina.

The Company, through Meridian Tech and Meridian Bet Brcko, is subject to a statutory tax rate of approximately 10% of net income generated in Bosnia & Herzegovina.

As of June 30, 2024, and December 31, 2023, the Company had Bosnia & Herzegovina income tax payable of $51,039 tax prepayment and $100,928, respectively.

United Kingdom (UK)

As a result of the Purchase, the Company operated the pay to enter prize competitions in the UK. For the three months ended June 30, 2024, the Company had income tax expense in the amount of $297,204 attributable to its operations of RKingsCompetition and GMG Assets.

As of June 30, 2024, the Company had UK income tax payable of $572,467.

TOTAL INCOME TAXES

For the three months and six months ended June 30, 2024, the Company had income tax expense in the amount of $524,969 and $806,666, respectively, attributable to its global operations.

As of June 30, 2024, and December 31, 2023, the Company had income tax payable of $742,470 and $1,262,921, respectively.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in four related court actions, two of which (one from each side) seek the liquidation of that company. The proceedings are pending in the District Court of Limassol, cases General Application No. 378/2016; General Application No. 542/2020; Case No. 1080/2017; and Case No. 418/2017. The actions were initiated between September and February 2020. Given the parties’ petitions for relief, the ultimate liquidation of that entity is likely, though it is also possible the Court will engineer one set of parties buyout of the other. In the third action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the fourth, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company Parties’ acquisition of its majority interest in Fair Champions. The MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor and a reserve has not been accrued.

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor and a reserve has not been accrued.

The Company is in a dispute with Mr. Paul Hardman (one of the former owners of RKings) with regards to a certain consideration totaling approximately $632,100 that he has alleged is still owed to him pursuant to the RKings Purchase Agreement, and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of June 30, 2024. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT

On January 12, 2023, Golden Matrix entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with the Sellers, the owners of MeridianBet Group.

On June 28, 2023, Golden Matrix entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, with the Sellers on June 28, 2023 (the “A&R Purchase Agreement”), which amended and restated the Original Purchase Agreement and Golden Matrix entered into a First Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital with the Sellers on September 22, 2023 (the “First Amendment”).

On January 24, 2024, on, and effective on, January 22, 2024, Golden Matrix and the Sellers entered into a Second Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Second Amendment”) which extended the required closing date of the Purchase from March 31, 2024, to June 30, 2024, or such other later date as may be approved by the mutual consent of the parties.

On, and effective on, April 8, 2024, Golden Matrix and the Sellers entered into a Third Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Third Amendment”, and the A&R Purchase Agreement as amended to date, the “Purchase Agreement”) which amended the Purchase Agreement to among other things: (a) change the effective date of the acquisition to April 1, 2024, unless otherwise agreed by the parties; (b) reduce the cash payment payable at closing of the acquisition to $12 million, and to defer $18 million until April 26, 2024, provided that if such amount is not paid by April 26, 2024, any unpaid amount accrues interest at the rate of three percent per annum (from the effective date of the closing); (c) remove the right for a portion of the closing cash payment to be paid by the cash on hand of MeridianBet Group; (d) provide for Meridian Serbia to be owned by a newly-formed wholly-owned subsidiary of Golden Matrix following the closing; (e) provide for the transfer of certain of the Sellers’ ownership of Meridian Gaming Ltd., a Kenyan limited company to MeridianBet Group as a post-closing obligation (due within 12 months of the closing); (f) waive certain required timing obligations in connection with the delivery of closing schedules by both Golden Matrix and the Sellers; and (g) make certain conforming changes to the Purchase Agreement in connection with the items above.

On April 9, 2024, the Purchase was completed, and Golden Matrix acquired 100% of MeridianBet Group, effective for all purposes as of April 1, 2024. In connection with the Purchase, on April 9, 2024, Golden Matrix (A) issued 82,141,857 restricted shares of Golden Matrix’s common stock to the Sellers and 1,000 shares of Golden Matrix’s Series C Preferred Stock; (B) paid the Sellers $12 million in cash; and (C) issued the Sellers $15 million in Promissory Notes, payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milosevic and $625,000 to Snežana Božović.

Pursuant to the terms of the Purchase Agreement, Golden Matrix was also required to pay the Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the Purchase, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 and (ii) 5,000,000 restricted shares of common stock (collectively, the “Contingent Post-Closing Consideration”) which is due to the Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Payment Conditions (defined below) have been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date and the “Contingent Post-Closing Payment Conditions” are as follows: the Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter; and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date and $10,000,000 is due 18 months after the closing date (“Non-Contingent Post-Closing Cash Consideration”).

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital and Related Transactions

On June 17, 2024, and effective on April 9, 2024, the Company and the Sellers entered into a Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fourth Amendment”), which amended the Purchase Agreement to (a) clarify the previous payment of $11 million of the Deferred Cash Consideration to the Sellers on or around May 17th or May 20, 2024; (b) provide that $4 million of the Deferred Cash Consideration Payable would be satisfied by the issuance of shares of common stock of the Company pursuant to the Debt Conversion Agreement, discussed below; (c) provide that $3 million of the Deferred Cash Consideration Payable would be satisfied by the entry into the Deferred Cash Convertible Promissory Note, discussed below; and (d) waive all interest which accrued on the $18 million of deferred cash consideration pursuant to the terms of the Purchase Agreement.

Debt Conversion Agreement

Also on June 17, 2024, the Company entered into a Debt Conversion Agreement (the “Debt Conversion Agreement”) with Milovanović, one of the Sellers, and the then 58.5% stockholder of the Company. Pursuant to the Debt Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $4,000,000 of the Deferred Cash Consideration Payable into an aggregate of 1,333,333 shares of restricted common stock of the Company, based on a conversion price of $3.00 per share (the “Debt Conversion Shares”).

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Milovanović agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of $4 million of the Deferred Cash Consideration including all accrued and unpaid interest thereon.

Deferred Cash Convertible Promissory Note

Also on June 17, 2024, the Company entered into a Deferred Cash Convertible Promissory Note with Milovanović (the “Convertible Note”) which has a principal balance of $3 million and does not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the Convertible Note is due and payable on December 17, 2025, unless earlier paid. Milovanović has the right, from time to time, to declare up to $2 million of the principal amount of the Convertible Note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

The Convertible Note is convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, with written notice to the Company, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

The Convertible Note includes customary events of default, including (i) the nonpayment of any principal, interest or other indebtedness thereunder when due; (ii) the occurrence of any event of default or any default and the lapse of any notice or cure period, or the Company’s failure to observe or perform any covenant or other agreement, under or contained in any transaction document or any other document now or in the future evidencing or securing any debt, liability or obligation of the Company to any holder, following any applicable cure period set forth in such applicable transaction document; (iii) if the Company is insolvent, or files or becomes the subject of a filing under any state or federal bankruptcy, insolvency or similar proceeding, and including any action or proceeding involving (A) any assignment by the Company for the benefit of creditors, (B) any levy, garnishment, attachment or similar action against its material property, or (C) the imposition of a receivership or trustee arrangement over the Company’s property (a “Bankruptcy” action), provided that in the case of becoming subject to any involuntary state or federal bankruptcy, insolvency or similar proceeding, or any involuntary action described in (B) and (C) above, the Company has sixty days to dismiss such filing or action described in (B) and (C) above, before such event shall be deemed an Event of Default (unless it fails to begin seeking dismissal within the first thirty days); (iv) a default with respect to any other indebtedness of the Company for borrowed money in an amount exceeding $1,000,000, if the effect of such default is to cause or permit the acceleration of such debt; (v) the commencement of any foreclosure or forfeiture proceeding, execution or attachment against any collateral securing the obligations of the Company to the holder, which is not dismissed within thirty days; (vi) the entry of a final non-appealable judgment against the Company in an amount exceeding $1,000,000, and the failure of the Company to discharge the judgment within 10 days of the entry thereof; (vii) any change in the Company’s business, assets, operations, financial condition or results of operations that has or could reasonably be expected to have a material adverse effect on the Company; (viii) the Company ceases doing business as a going concern; (ix) any material representation or warranty made by the Company to the holder in any transaction document or any other documents now or in the future evidencing or securing the obligations of the Company to the holder of the Convertible Note, is false, erroneous or misleading in any material respect, following any applicable cure period set forth in such applicable transaction document; or (x) the revocation or attempted revocation, in whole or in part, of any payment obligation or guarantee by the Company.

The Convertible Note also requires us to indemnify Milovanović against certain claims, including (i) breach of a representation or warranty by the Company, (ii) breach by the Company of a transaction document; (c) negligence, fraud, or willful misconduct by the Company; provided, however, that the foregoing indemnity agreement shall not apply to any claim that is determined by a court of competent jurisdiction in a final, non-appealable judgment to have been solely attributable to an indemnified party’s gross negligence or willful misconduct. The indemnity contained in the Convertible Note survives the termination of the Convertible Note.

Promissory Notes

The Notes in the aggregate amount of $15,000,000 accrue interest at seven percent (7%) per annum (twelve percent (12%) upon the occurrence of an event of default); with monthly interest payments of all accrued interest due on the first day of each calendar month until the maturity date of such Notes; and provide for all outstanding principal and unpaid interest due and payable in full 24 months after the closing date. If we fail to make any payment of principal, interest or other amount due under the Notes within three business days of the date due and payable, we agreed to pay the holder of the Note a late charge equal to 8% of the amount of such payment which was not paid.

Series C Voting Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to Golden Matrix by the Articles of Incorporation of Golden Matrix, as amended, Golden Matrix’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Voting Preferred Stock. The 1,000 shares of Series C Voting Preferred Stock were issued to the Sellers at the closing of the transactions contemplated by the Purchase Agreement.

The below is a summary of the rights and preferences of the Series C Voting Preferred Stock:

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

Additionally, for so long as (a) the Company’s Board of Directors has at least five members; and (b) the Sellers collectively beneficially own more than 40% of the Company’s outstanding common stock (without taking into account shares voted by, or convertible into pursuant to, the Series C Preferred Stock) and for so long as the Series C Voting Preferred Stock is outstanding, the holders of the Series C Voting Preferred Stock, voting separately, have the right to appoint two members to the Company’s Board of Directors. If (x) the Company’s Board of Directors has less than five members, or (y) the Sellers ever collectively beneficially own 40% or less of the Company’s outstanding common stock, the holders of the Series C Voting Preferred Stock, voting separately, have the right to appoint one member to the Board of Directors. The holders of the Series C Voting Preferred Stock also have the sole right to remove such persons appointed by the Series C Voting Preferred Stock and to fill vacancies of such appointees.

See also the following table summarizing the above director appointment rights provided to the holders of the Series C Voting Preferred Stock:

Percent Beneficial Ownership of Common Stock held by the Sellers	Total Directors on the Board of Directors	Total Directors the Holders of the Series C Preferred Stock Can Appoint
Greater than 40%	Five	Two
	Less than five	One
40% or less, but at least 10%	Any number	One
Less than 10%	Any number	None (because under that threshold, the Series C Voting Preferred Stock automatically converts into common stock, meaning the Director-appointment right terminates)

The Series C Preferred Stock also requires the consent of the holders of at least a majority of the issued and outstanding shares of Series C Preferred Stock to (i) amend any provision of the designation of the Series C Preferred Stock, (ii) increase or decrease (other than by redemption or conversion) the total number of authorized shares of any preferred stock of the Company, (iii) adopt or authorize any new designation of any preferred stock, (iv) amend the Articles of Incorporation of the Company in a manner which adversely affects the rights, preferences and privileges of the Series C Preferred Stock, (v) effect an exchange, or create a right of exchange, cancel, or create a right to cancel, of all or any part of the shares of another class of shares into shares of Series C Preferred Stock, (vi) issue any additional shares of preferred stock, or (vii) alter or change the rights, preferences or privileges of the shares of Series C Preferred Stock so as to affect adversely the shares of Series C Preferred Stock.

Dividend Rights. None.

Liquidation Preference. None.

Conversion Rights. The holders of the Series C Preferred Stock have the right to convert each share of the Series C Preferred Stock into one share of the Company’s common stock at any time. The Series C Preferred Stock also provides for the automatic conversion of all outstanding shares of Series C Preferred Stock into common stock of the Company, on a 1 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, without taking into account the shares of common stock issuable upon conversion of the Series C Preferred Stock, or the first business day thereafter that the Company becomes aware of such.

Redemption Rights. None.

Transfer Rights. The Series C Preferred Stock is not transferrable by the Sellers.

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the Purchase Agreement, the Company entered into a Nominating and Voting Agreement (the “Voting Agreement”) between the Company, Anthony Brian Goodman, the Company’s Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Sellers.

Pursuant to the Voting Agreement, the Sellers and Mr. Goodman agreed for two years following the closing of the Purchase Agreement (i.e., until April 9, 2026) to:

(1)

vote their voting shares of the Company “For” appointment of those director nominees, nominated to the Board of Directors from time to time by the independent Nominating and Corporate Governance Committee of the Board of Directors of the Company (the “Committee”) which Committee is required to be composed of two members (one appointed by the members of the Board of Directors not appointed by the Sellers and one appointed by the member(s) of the Board of Directors appointed by the Sellers); and

(2)

not vote their shares to remove any directors nominated by the Committee, subject to certain rights to withhold votes for certain persons disqualified from serving as a member of the Board of Directors as described in the Voting Agreement.

If the Committee becomes deadlocked on a nominee, then the independent Director(s) on the Board have the right to vote, and to collectively break the voting tie (voting by majority, provided that the Board of Directors currently consists of only one other independent member, other than those two independent members on the Committee).

The Voting Agreement also includes restrictions on the ability of the Sellers to transfer shares of the Company which they hold, unless such transferees enter into a joinder to the Voting Agreement and includes a provision allowing any member of the Board nominated by the Sellers to share confidential information with the Sellers, but otherwise prohibiting them from sharing such confidential information with any other person.

Pursuant to the Voting Agreement, the Sellers agreed to not request, encourage, or support any independent directors nominated to the Board of Directors by the Sellers pursuant to the appointment right set forth in the designation of the Company’s Series C Voting Preferred Stock (the “Series C Appointment Right”), to remove Mr. Goodman as Chief Executive Officer of the Company (or reduce his ultimate authority to manage the Company, subject to the terms of the Management Agreement, discussed below) for a period of two years following the closing of the Purchase Agreement, except as to a removal for cause (as defined in the Voting Agreement), or to the extent that failure to vote to remove Mr. Goodman would violate their fiduciary duties to the Company or its shareholders.

Day-to-Day Management Agreement

Also on April 9, 2024, as a required term of, and in connection with, the closing of the Purchase Agreement, Golden Matrix and Zoran Milošević (one of the Sellers) entered into a Day-to-Day Management Agreement (“Management Agreement”), which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer of MeridianBet Group), while the Voting Agreement is in place. The purpose of the agreement is to ensure the continued running of the MeridianBet Group in the ordinary course, for a finite period of time, by one or more individuals who (i) have grown such entities to their current, profitable levels, earning them an important level of corporate and business knowledge; and (ii) have the native-language abilities to easily communicate with mid-level and low-level employees, among other material advantages. The violation of that materiality-based restriction would also raise an option for the Sellers to suspend or terminate (at their discretion) the Voting Agreement. The Management Agreement does not, other than in connection with the day-to-day operations of MeridianBet Group, restrict the Board of Directors or management’s ability to manage MeridianBet Group or the Company as a whole.

Pursuant to the Management Agreement, Mr. Milošević serves as the manager of MeridianBet Group and supervises and direct the day-to-day operation of MeridianBet Group as Chief Executive Officer thereof. The initial term of the Management Agreement is two years (i.e., until April 9, 2026), unless otherwise extended with the mutual agreement of the parties. Mr. Milošević has the right to terminate the Management Agreement immediately upon the termination of the Voting Agreement; and Mr. Milošević has the right to terminate the Voting Agreement immediately upon the expiration or termination of the Management Agreement.

The Management Agreement may also be terminated in writing by a non-breaching party in the event of the other party’s (i) fraud, gross negligence or willful misconduct in the performance of its obligations under the Management Agreement; or (ii) the breach by the other party of any of its obligations under the Management Agreement, if such breach is not cured within such 30 days after written notice to breaching party is provided by the non-breaching party, or if such breach cannot reasonably be cured within 30 days, if such breaching party fails to commence the cure thereof within said 30 day period and thereafter fails to diligently pursue said cure or if such breaching party fails to complete said cure within 60 days of such breach.

If Mr. Milošević were to pass away, become materially disabled, or cease to be our or a MeridianBet Group employee during the term of the Management Agreement, then the Management Agreement would not terminate, and instead the other Sellers would have the right to substitute another person in Mr. Milošević’s role.

In consideration for the services agreed to be provided by Mr. Milošević under the Management Agreement, the Company will pay Mr. Milošević $10 per year.

Pursuant to the Management Agreement, at least once per calendar year, but more frequently at the request of Mr. Milošević and/or the Company’s Chief Executive Officer (the “CEO”)(but not more frequently than semi-annually), Mr. Milošević shall prepare a budget for the upcoming year (or such shorter period as the parties may in their discretion determine) for MeridianBet Group (the “Budget”), which is required to be approved by the CEO.

Reverse Merger

Immediately following the Purchase, the Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock (with Aleksandar Milovanović (“Milovanović”) owning 58.8%), and 67.0% of the Company’s outstanding voting shares (with Milovanović owning 57.0%) and collectively own approximately 70.4% of the Company’s outstanding shares of common stock (with Milovanović owning 59.9%), and 68.2% of the Company’s outstanding voting shares (with Milovanović owning 58.0%). As a result of the Purchase, the Sellers became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company pursuant to the Series C Preferred Stock (as discussed in greater detail above under “Series C Voting Preferred Stock”).

The Purchase has been accounted for as a business combination for accounting purposes, with MeridianBet Group being deemed the accounting acquirer and Golden Matrix being deemed the accounting acquiree. Therefore, the historical basis of MeridianBet Group’s assets and liabilities have not been remeasured as a result of the acquisition. As described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES” and above, the assets and liabilities of Golden Matrix have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

The consolidated financial information has been prepared using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), which requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The acquisition method of accounting uses the fair value concepts defined in ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The preliminary fair value of purchase consideration for the acquisition has been allocated to the assets acquired and liabilities assumed based on a preliminary valuation of their respective fair values and may change when the final valuation of the assets acquired and liabilities assumed is determined.

The following is an estimate of the allocation of the purchase price to acquired identifiable assets and assumed liabilities:

Purchase Price Allocation	Amounts
Cash and cash equivalents	$17,355,360
Account receivable, net	4,321,191
Inventory, prizes	2,408,020
Property, plant & equipment	37,518
Other assets	540,764
liabilities	(5,118,881)
Net tangible assets	19,543,972
Goodwill	58,188,969
Intangible assets	30,210,000
Fair value of total estimated purchase consideration transferred	$107,942,941

The fair value of the consideration transferred is based on the fair value of 36,742,287 outstanding shares of Golden Matrix’s common stock as of April 1, 2024, at a share price of $2.86 per share on the same date, plus the fair value of 1,000 outstanding shares of Series B Preferred Stock. Since each share of Series B Preferred Stock can be converted into 1,000 shares of common stock, the fair value of the 1,000 shares of Series B Preferred Stock is equivalent to 1,000,000 shares of common stock, also valued at $2.86 per share as of April 1, 2024.

Golden Matrix’s results of operations have been included in our consolidated financial statements beginning on April 1, 2024. During the three months ended June 30, 2024, Golden Matrix contributed revenues of $14,252,859 and a net loss of $1,888,347, to the Company.

During the three months ended June 30, 2024, and 2023, MeridianBet Group contributed revenues of $25,716,278 and $22,578,810, and net income of $2,277,961 and $3,716,340, respectively. During the six months ended June 30, 2024, and 2023, MeridianBet Group contributed revenues of $51,094,897 and $45,515,122, and net income of $6,268,695 and $8,365,992, respectively, to the Company.

NOTE 23 – SUBSEQUENT EVENTS

Lind Global Asset Management VIII LLC Securities SPA / Promissory Note

On July 2, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000 (the “Secured Convertible Note”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of common stock of the Company (each, a “Warrant Share”). A total of $10,000,000 was funded under the Secured Convertible Note (representing the principal amount less an original issue discount of 20%) on July 3, 2024 (the “Funding Date”). In connection with the issuance of the Secured Convertible Note and the Warrant, the Company paid a $250,000 commitment fee to the Investor. Commencing upon the earlier of (a) the date a Registration Statement registering the shares of common stock issuable upon conversion of the Secured Convertible Note and the Warrant Shares is declared effective by the Securities and Exchange Commission (SEC)(as discussed below) and (b) one hundred thirty-five (135) days from the issuance date, the Company is required to pay the outstanding principal amount of the Secured Convertible Note in 20 consecutive monthly payments of $600,000 each (the “Repayment Amount”), provided that between payment dates, the Investor may increase the Repayment Amount, to up to $1,000,000 by providing written notice to the Company with such payment to be due and payable within two days of the receipt of such notice, for up to two monthly payments while the Secured Convertible Note is outstanding.

At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company (the “Repayment Shares”) at a price based on 90% of the average five (5) lowest daily volume weighted average prices (“VWAPs”) during the twenty (20) days prior to the payment date (the “Repayment Share Price”) subject to a floor price of $1.75 per share (the “Floor Price”), or a combination of cash and Repayment Shares, provided that if at the time the Repayment Share Price is deemed to be the Floor Price, then in addition to the Repayment Shares, the Company will pay the Investor an added amount of cash as determined pursuant to a formula contained in the Secured Convertible Note. In order for the Company to issue any Repayment Shares, the Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered under the Securities Act of 1933, as amended. Any portion of a monthly payment being made in cash shall include a premium of five percent (5%) of such cash amount.

Following the date that is the earlier of (a) the date the Registration Statement is declared effective by the SEC (as discussed in more detail below) or (b) the date that any shares issued pursuant to the Secured Convertible Note may be immediately resold under Rule 144 without restriction on the number of shares to be sold or manner of sale, the Company has the right, but not the obligation, to repay all, but not less than all, of the outstanding principal amount, provided that any such repayment shall include a premium of five percent (5%) of the outstanding principal amount of the Secured Convertible Note, and the Investor shall have the right to convert up to one-third (1/3) of the outstanding principal amount of the Secured Convertible Note at a price per share equal to the lesser of any Repayment Share price or the conversion price (as described below).

The SPA contains a restriction whereby there cannot, under any circumstances, be more than 23,657,945 shares of common stock of the Company (representing 19.9% of the Company’s outstanding shares of common stock on the date the SPA was entered into) issued under the Secured Convertible Note and the Warrant combined without first receiving shareholder approval to issue more than 23,657,945 shares of common stock of the Company thereunder.

The Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission no later than sixty (60) days from July 1, 2024, covering the resale of all of the shares of common stock of the Company issuable to the Investor pursuant to the Secured Convertible Note and the Warrant. The Investor was also granted piggyback registration rights. In addition, pursuant to the terms of the SPA, the Investor has the right to participate in any equity or debt offering, or combination of units thereof (a “Subsequent Financing”) equal to 20% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing until July 1, 2025.

The Secured Convertible Note is convertible into shares of common stock of the Company by the Investor at any time, provided that no such conversion may be made that would result in the beneficial ownership by the Investor and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock (provided, that if at any time after the date of the Secured Convertible Note, the Investor and its affiliates beneficially own in excess of 4.99% of any class of equity interests in the Company that is registered under the Securities Exchange Act of 1934, as amended, then the maximum percentage shall automatically increase to 9.99%)(the “Maximum Percentage”). The conversion price of the Secured Convertible Note is $4.00, a 150% premium over the closing price of the Company’s common stock on the date the SPA was entered into, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price, subject to the Floor Price.

If there is a change of control of the Company, the Investor has the right to require the Company to prepay the outstanding principal amount of the Secured Convertible Note, together with a 5% prepayment premium. A change of control includes a change in the composition of the Board of Directors of the Company, a shareholder having beneficial ownership of more than 40% or the sale or other disposition of the Company of all or substantially all of the assets.

The Secured Convertible Note contains certain negative covenants, including restricting the Company from certain distributions, loans or issuance of variable rate securities (subject to certain limited exceptions), for so long as the principal balance of the Secured Convertible Note is at least $2 million.

The Warrant entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per Warrant Share, subject to customary adjustments. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Warrant also provides for cashless exercise to the extent that the Warrant Shares issuable upon exercise thereof are not covered by an effective registration statement (upon the earlier of, the Registration Statement being declared effective and 135 days after Closing) or upon the occurrence of a Fundamental Transaction (as defined in the Warrant) and automatic exercise rights upon expiration of the Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the Warrant Shares are not then covered by an effective registration statement. The Warrant is also subject to a similar Maximum Percentage limitation as set forth in the Secured Convertible Note.

In connection with the issuance of the Secured Convertible Note, the Company entered into a Security Agreement with the Investor dated July 2, 2024 (the “Security Agreement”), whereby the Company granted a security interest in, and pledges and assigns to the Investor over, all personal and fixture property of every kind and nature and all proceeds and products thereof of the Company, subject to the liens held by Unicredit Bank Serbia JSC Belgrade, to secure the payment and performance in full of all of the obligations of the Company to the Investor.

In addition, on July 2, 2024, we and the Investor entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which the Company pledged to the Investor all of the Company’s rights, title and interest in and to all stock and other equity interests the Company owns in RKings Competitions Ltd. and GMG Assets Limited, its wholly-owned subsidiaries, to secure the repayment of the Secured Convertible Note.

After such time as the principal amount of the Secured Convertible Note is $6,000,000 or less and, so long as no event of default has occurred and is continuing, at the request of the Company, the Investor agreed to release its lien on its collateral under the Security Agreement and Pledge Agreement.

On August 9, 2024, the Company and the Investor entered into a First Amendment to Senior Secured Convertible Promissory Note to amend the events of default set forth in the Secured Convertible Note to provide that it will be an event of default if the Company’s market capitalization is below $250 million for ten consecutive days at any time after December 31, 2024 (previously such applicable starting date for that covenant was the date the Secured Convertible Note was sold).

Stock Repurchase Program

On July 15, 2024, the Board of Directors of the Company approved a share repurchase program for the purchase of up to $5.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program is scheduled to expire on July 15, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Company.

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

The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. These factors may also affect the timing and amount of share repurchases. The repurchase program does not obligate the Company to purchase any particular number of shares. There is no guarantee as to the exact number or value of shares that will be repurchased by the Company, if any.

The repurchase program is expected to be funded using the Company’s working capital.

Share issued for services provided

On July 3, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in June 2024.

On August 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in July 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended October 31, 2023 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2024 as part of our Annual Report on Form 10-K for the year ended October 31, 2023 (the “2023 Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2023 Annual Report and the financial statements of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “MeridianBet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “MeridianBet Group”) for the fiscal years ended December 31, 2023 and 2022, as filed as exhibits to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2024.

On April 9, 2024 (the “Closing Date”), Golden Matrix Group, Inc. (the “Company”, “we” and “us”), consummated the transactions contemplated by that certain June 30, 2023, Amended and Restated Sale and Purchase Agreement of Share Capital (as amended and restated from time to time, the “Purchase Agreement”), between the Company and Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Sellers”), the owners of the MeridianBet Group. On the Closing Date, the Company acquired 100% of the MeridianBet Group (the “Purchase”), effective for all purposes as of April 1, 2024. The Purchase was accounted for as a reverse merger. As a result, all historical financial information presented in the unaudited consolidated financial statements in this report represents the accounts of MeridianBet Group as if MeridianBet Group is the predecessor to the Company. References to “Golden Matrix” refer to the Company prior to the Purchase which was effective as of April 1, 2024.

Statements made in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are subject to forward-looking statements and various risks and should be read in connection with the “Special Note Regarding Forward-Looking Statements”, above and “Risk Factors”, described below and incorporated by reference into this Report, as described below.

Our Business

Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd is a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”). Meridian Serbia operates in the sports betting and gaming industry in Serbia.

Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“Društvo”)(“Meridian Montenegro”). Meridian Montenegro operates in the sports betting and gaming industry in Montenegro.

Meridian Gaming Holdings Ltd. is a company formed and registered in the Republic of Malta (“Meridian Malta”). Meridian Malta operates in the sports betting and gaming industry in Malta.

Meridian Gaming (Cy)Ltd is a company formed and registered in the republic of Cyprus (“Meridian Cyprus”). Meridian Cyprus operates in the sports betting and gaming industry in Cyprus.

Collectively, the MeridianBet Group is a well-established brand and operator in the sports betting and gaming industry, spanning across 15 markets in Europe, Central and South America, and Africa. The MeridianBet Group employs approximately 1,200 personnel, operating online (mobile and web) and via around 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 700 shops, approximately 250 are owned by the MeridianBet Group (and its subsidiaries) and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casino, iGaming, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is the primary focus of the MeridianBet Group, the MeridianBet Group’s online casino revenues have grown significantly over the past couple of years.

The MeridianBet Group’s proprietary technology enables the development of scalable systems capable of operating in multiple jurisdictions and currencies, all the while leveraging the same technical infrastructure for odds setting and risk management. The MeridianBet Group’s technology platform ensures consistency in odds setting and risk management across all the markets that they operate in.

Additionally, the MeridianBet Group’s approach to its markets is flexible and omni-channel, encompassing (for example) iOS, Android, mobile browser, desktop, SMS, SST, and USSD applications (discussed in greater detail below) and technologies (as well as customary retail operations). This omni-channel approach seeks to ensure that consumers can access the MeridianBet Group’s offerings in different ways, but is also, in certain jurisdictions, essential to overcoming some of the technological challenges faced by consumers in those territories. This approach ensures MeridianBet Group’s customers across diverse regions and connectivity levels can engage with the MeridianBet Group’s content and have the same level of user experience.

More specifically, the MeridianBet Group’s technological platforms include:

•	iOS and Android services: the MeridianBet Group offers dedicated mobile applications for both iOS and Android users, providing a seamless and user-friendly experience for those who prefer betting on the go.

•	Mobile Browser: the MeridianBet Group’s mobile website is optimized for various mobile browsers, ensuring that customers can access these services conveniently from their mobile devices, even without the need for a dedicated app.

•	Desktop: For customers who prefer a traditional desktop experience, the MeridianBet Group offers a comprehensive desktop platform that provides a wide range of betting options.

•	SMS (Short Message Service): In regions with limited internet connectivity, such as parts of Africa, the MeridianBet Group offers SMS betting services. Customers can place bets and receive updates through text messages, making sports betting accessible to a broader audience.

•	SST (Simplified Service Text): similar to SMS, SST allows customers to place bets and receive information via text messages, ensuring that users with basic mobile phones or limited internet access can still enjoy the MeridianBet Group’s services.

•	USSD (Unstructured Supplementary Service Data): USSD is a critical channel in regions where internet access is limited. It enables users to interact with the MeridianBet Group’s platform through a simple, menu-based system on their mobile phones. Customers can place bets, check odds, and manage their accounts using USSD, providing inclusivity in markets with varying levels of technological infrastructure.

A significant component of the MeridianBet Group’s revenue is derived from its comprehensive sports betting offerings, which cover over 800 different leagues, providing more than 11 million bets on over 20,000 sporting events each month, inclusive of in-play betting. Notably, the sports betting technology, odds setting, and risk management platforms are proprietary to the MeridianBet Group.

The MeridianBet Group’s sports betting services cover a wide range of sports, events, and markets to cater to diverse player local preferences. They offer betting options for traditional sports such as soccer (football), basketball, tennis, table tennis, volleyball, handball, ice hockey, American football, baseball, rugby, cricket, horse racing, and more. Additionally, they provide opportunities for betting on emerging trends like e-football and e-sports. In addition to conventional sports, the MeridianBet Group’s portfolio extends to niche markets like futsal, floorball, snooker, badminton, beach volleyball, darts, water polo, golf, biathlon, cycling, boxing, martial arts, alpine skiing, skiing, Formula 1, motor sports, NASCAR, kabaddi, and even sports specials related to major competitions. Moreover, the MeridianBet Group offers betting on political events where regulatory conditions permit, and even allows customers to propose their own bets, provided they meet ethical and legal requirements and are measurable.

The MeridianBet Group’s innovative use of machine learning technologies within its platform serves enhanced customer experiences by offering tailored bets and continuously updated odds over an extensive range of events. This significantly reduces the requirement for manual oversight and intervention.

The MeridianBet Group offers a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. The MeridianBet Group offers a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. The MeridianBet Group also owns its own casino development studio, which has thus far produced 42 slot games, which are available online, where regulatory approval is granted, catering to customers on its proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

MeridianBet Group’s casino offerings include a mix of in-house developed games from Expanse Studios and a selection of titles from renowned third-party casino providers. These providers include Games Global, BluOcean, Relax, Oryx, Playtech, iSoftbet, Leap, Evolution, Easit, Amusnet, Thunderkick, Spribe, Habanero, PG Soft, Greentube, EvoPlay, Wazdan, Pragmatic Play, Playson, Fazi, Endorphina, Spearhead, CT Interactive, Kiron, and Platipus. The MeridianBet Group has established revenue-sharing agreements with such providers to offer a wide variety of casino games, ensuring a diverse and engaging casino experience for the MeridianBet Group’s players via a vibrant and ever-expanding casino game library.

The MeridianBet Group has a dedicated iGaming section that covers eSports competitions and allows betting on gaming tournaments. This segment caters to the growing interest in competitive gaming and includes popular titles such as CS:GO, Dota 2, Fortnite, LoL, Valorant, Rainbow Six, Crossfire, King of Glory, and more. This diverse range allows the MeridianBet Group to cater to the preferences of eSports enthusiasts.

The MeridianBet Group also provides extensive coverage of eSports events, encompassing major tournaments such as The International (Dota 2), League of Legends World Championship, and CS:GO Majors. Additionally, they align their coverage with significant European and international eSports tournaments according to the European competition calendar. This approach ensures that customers have access to a broad spectrum of eSports events, adhering to regulatory guidelines. The MeridianBet Group also utilizes ethical advertising practices and partnerships with specialized gaming websites to connect with eSports enthusiasts effectively.

The MeridianBet Group offers in-play betting for eSports matches, enabling customers to place bets during the live progression of the games. This real-time betting feature enhances the eSports betting experience while ensuring that it complies with regulatory standards. To maintain the integrity of eSports betting and prevent unethical practices like match-fixing, the MeridianBet Group collaborates closely with international eSports federations. This partnership allows the MeridianBet Group to monitor eSports events and swiftly respond to any suspicious activities. In the event of any concerns, they proactively engage with national law enforcement authorities to uphold fair play and regulatory compliance.

The MeridianBet Group understands that player preferences and market dynamics can vary significantly. To address these differences across the group’s many jurisdictions, they have implemented several unique features and tailored offerings, including:

•	Localized content: In all markets, the MeridianBet Group provides localized content and promotions to align with city, country, and regional preferences. This includes language-specific interfaces, promotions tied to local events, and culturally relevant gaming experiences and consumer patterns.

•	Customer engagement: The MeridianBet Group prioritizes responsible gaming and offers tools such as deposit and loss limits, time-out features, and self-exclusion options. These tools empower players to manage their gaming experiences responsibly.

•	Innovative Betting Options: The MeridianBet Group’s “Empty Bets” feature allows customers to propose their own bets, fostering a sense of engagement and personalization. These bets are subject to stringent ethical and legal criteria and must be measurable. These bets are strictly prohibited from involving any unethical or illegal events or activities. The MeridianBet Group maintains a strong commitment to upholding the highest ethical standards in all aspects of their operations, including innovative betting options.

Beyond its direct B2C operations, the MeridianBet Group also facilitates an indirect B2B franchise model. Under this model, the MeridianBet Group licenses its proprietary sports betting technology to local partners, who can operate under the MeridianBet Group brand or their own brand. This diversifies the MeridianBet Group’s revenue stream, enabling it to leverage its technology for added income, while expanding its brand presence.

Status of development efforts for new or enhanced products, trends in market demand and competitive conditions

The MeridianBet Group is diligently invested in research and development initiatives to attempt to stay at the forefront of its industry and meet the ever-evolving needs of its diverse customer base. As part of this strategy, the MeridianBet Group’s developmental efforts are primarily focused on enhancing product offerings, refining user experience, and bolstering its proprietary sports betting technology.

The MeridianBet Group products and services compete in a market characterized by rapid technological advances, which means evolving standards in software technology and frequent new product introductions and enhancements that may render the existing ones obsolete. The MeridianBet Group attempts to continuously refine its software and technology offerings especially in terms of more intensive customer specification, segmentation and personalization, as well as to address regulatory changes in the markets in which it operates and plans to operate. The MeridianBet Group believes that in order to remain competitive, it needs to continuously modify and enhance its technology platform and service offerings.

In the realm of technological advancement, one of the key development initiatives currently in progress at the MeridianBet Group is the integration of advanced Machine Learning (ML) technologies into its sports betting platform. The incorporation of these sophisticated technologies aims to personalize and enrich the betting experience for individual users by offering tailored bets, real-time updating of odds across a vast range of events, and further reducing the need for human oversight. This is expected to not only create a more dynamic, responsive, and intuitive betting experience, but also present a significant competitive advantage in a market where customer experience is paramount.

In terms of market trends, the MeridianBet Group believes that demand for online betting is on a significant upward trajectory globally, partially due to the lasting impact of the COVID-19 pandemic, which has accelerated the shift from traditional, physical betting shops to online platforms. The industry-wide transition towards mobile betting is another recent major trend, spurred on by the increased penetration of smartphones and improved internet connectivity. In response to these trends, the MeridianBet Group has successfully implemented an omni-channel approach to its markets, including iOS, Android, mobile browser, desktop, SMS, SST, USSD as well as retail segment.

With regard to competitive conditions, the betting industry continues to be highly competitive, with new entrants emerging frequently. However, the MeridianBet Group has maintained a robust competitive position, owing to its advanced technological infrastructure, diversified product portfolio, personalized customer experience, and prudent regulatory compliance. The MeridianBet Group is focused on maintaining and enhancing this competitive edge through continuous innovation, customer-centricity, and adaptability.

Resources Material to the MeridianBet Group’s Business

In the context of the sports betting and gaming industry, raw materials do not take the traditional form as seen in manufacturing or other product-centric businesses. Instead, for entities like the MeridianBet Group, the primary resources are operating licenses, data, and software infrastructure. The ability to procure, process, and effectively utilize these resources plays a fundamental role in delivering competitive offerings and ensuring seamless and globally competitive operations.

Data providers: Given that the essence of sports betting revolves around accurate and real-time data, data providers are a critical resource for the MeridianBet Group. It relies on third-party data providers who deliver real-time sports data, statistical information, and analytical insights. This data underpins the companies’ sportsbook offering and feeds into the dynamic odds-setting and risk management systems the brand uses. The availability of this data and the reliability of the providers are crucial for the daily operation of the MeridianBet Group’s business.

Software infrastructure: The MeridianBet Group’s proprietary sports betting technology forms the backbone of its operations. This includes its platform, which enables online and offline betting across multiple geographies, currencies, broadband internet connectivity conditions and regulatory demands. Maintaining, updating, and enhancing this software infrastructure is vital to its capacity to deliver a seamless and secure betting experience. It also ensures its offerings remain cutting-edge and competitive.

Content suppliers: In addition to data providers, the MeridianBet Group relies, to some extent, on various third-party suppliers for its gaming content, particularly in the areas of casino games, slots, roulette, and other RNG games. The MeridianBet Group has a team of well-established and experienced professionals capable of creating a broad segment of user acquisition content. The availability of high-quality and diverse gaming content is key to attracting and retaining customers, which is why the portion of in-house built casino products is constantly growing.

Human resources: The MeridianBet Group relies on the skills and expertise of its workforce, which includes everyone from the cashiers and odds setters, to the software engineers who maintain and develop its technical infrastructure, customer support personnel, who interface directly with the customers, as well as the compliance and regulatory team customer support representatives.

Intellectual Property

The MeridianBet Group’s intellectual property includes, among other things, extensive software-driven technological platforms, in-house developed games, licensed games, the content of its websites, its registered domain names, registered and unregistered trademarks, certain trade secrets, and licenses. The MeridianBet Group believes that its intellectual property is an essential asset of its business and that its registered domain names and technology infrastructure will give it a competitive advantage in the marketplace. The MeridianBet Group relies on a combination of trademark, copyright and trade secret laws in the United States and foreign jurisdictions, as well as contractual provisions, to protect its proprietary technology and brands. The MeridianBet Group also relies on copyright laws to protect the appearance and design of its sites and applications, although to date it has not registered for copyright protection on any particular content. The MeridianBet Group has registered numerous Internet domain names related to its business in order to protect its proprietary interests. The efforts that the MeridianBet Group has taken to protect its intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of the MeridianBet Group’s websites or its brand names without authorization.

The MeridianBet Group’s primary registered software includes the following:

(i)	“Bet Shop Manager”;
(ii)	“Vivify”; and
(iii)	“Smart Cat.”

The primary web properties of the MeridianBet Group include the following websites:

(i)	meridianbet.rs;
(ii)	meridianbet.co.tz;
(iii)	meridianbet.pe:
(iv)	meridianbet.ba;
(v)	meridianbet.me;
(vi)	meridianbet.com.cy;
(vii)	meridianbet.com; and
(viii)	meridianbet.be.

The MeridianBet Group’s primary trademark is “MeridianBet,” which is trademarked in the European Union, Belgium, Bosnia & Herzegovina, Cyprus, Malta, and Serbia, among other jurisdictions. Other registered trademarks include “Meridian” and “Expanse Studios.”

The information on, or that may be accessed through, the MeridianBet Group’s websites is not incorporated by reference into this filing and should not be considered a part of this filing.

Governmental Regulations

I. General

The MeridianBet Group operates within a diverse regulatory environment across key markets. In general, gambling activities are controlled by a specific regulatory authority in each country, usually as a separate and autonomous public body. Such regulatory bodies are generally, in turn, subject to the authority of the subject county’s Ministry of Finance or equivalent. These regulatory bodies are responsible for supervising the granting and revocation of licenses, inspecting retail premises and digital conditions of websites designated for providing betting and gaming services, and ensuring compliance with rules and regulations.

Prohibitions and sanctions in the regulatory landscape are generally similar across jurisdictions. In the event of noncompliance, regulatory authorities have various enforcement measures at their disposal. These measures may include sending compliance warnings and adherence requests, imposing financial fines, imposing temporary or permanent prohibitions on operations, seizing assets through bank guarantees, and mandating fines.

This regulatory framework also empowers commissions to inspect premises and take necessary actions if noncompliance is identified. This may involve temporarily or permanently closing facilities and seizing equipment to ensure compliance with regulatory requirements.

II. Overview of the Licensing System

The licensing system varies across jurisdictions but generally involves a thorough evaluation of applicant suitability and adherence to regulatory requirements. Licenses are typically granted by the regulatory authority after satisfying specific conditions and meeting the necessary criteria.

These conditions may include, but are not limited to, conducting background checks on the applicant, ensuring financial stability, conducting a personal fit-and-proper test of the entity’s ultimate beneficial owner, designated directors and key management, and insisting the applicant demonstrate compliance with anti-money laundering regulations, implement responsible gaming measures, and provide secure and fair gaming environments for players (technical checks of the platform and services such as random number generator (RNG) certifications).

Sanctions for noncompliance with licensing requirements can range from warnings and fines to temporary or permanent revocation of licenses. Additionally, regulatory authorities may have the power to impose other penalties, such as seizing assets or imposing mandatory fines.

The MeridianBet Group closely monitors the evolving regulatory landscape in each jurisdiction where it operates in order to comply with such rules. By maintaining proactive engagement with regulators, staying abreast of legal and regulatory developments, and implementing robust compliance measures, the MeridianBet Group demonstrates a commitment to responsible and compliant operations.

i. License information – B2C Operations

The MeridianBet Group operates its sports betting and casino products and offering via the MeridianBet desktop, mobile website, and/or mobile apps, as well as retail betting shops, in the following jurisdictions: Serbia, Bosnia – Herzegovina, Montenegro, Cyprus, Malta, Belgium, Tanzania, Peru, and Curacao, pursuant to licenses granted by the gaming commissions of these jurisdictions.

In Serbia, gambling activities are regulated by the Law on Games of Chance. The Game of Chance Administration grants and revokes licenses, inspects premises, and ensures compliance with rules and regulations. The MeridianBet Group holds licenses for betting, slot machines, and online operations and they are renewable each 10 years.

In Bosnia – Herzegovina, gambling is regulated by the Law on Games of Chance adopted by both country’s entities, Republika Srpska and Federation of Bosnia and Herzegovina. The gaming administration issues and revokes licenses, regulates gambling operators, and conducts inspections. The MeridianBet Group holds licenses for betting, slot machines, and online betting and gaming, and they are renewable every 5 years.

In Tanzania, the sector is regulated by the provisions of the Gaming Act. The Gaming Board of Tanzania issues licenses for remote and non-remote gambling, betting, and gaming. The MeridianBet Group holds licenses for principal sports betting and internet casino operations and they are awarded on an annual basis.

The Ministry of Finance of Montenegro grants licenses for gambling activities. The MeridianBet Group holds licenses that are renewable every three years.

The Belgian Gaming Commission grants licenses for sports betting and online operations. The MeridianBet Group holds licenses that are renewable every nine years.

The National Betting Authority in Cyprus grants Class A and Class B licenses for retail and online betting. The MeridianBet Group holds licenses that are renewable every two years.

The Malta Gaming Authority (MGA) grants licenses for retail and online betting. The MeridianBet Group holds licenses for remote and non-remote gambling. The MeridianBet Group’s proprietary software is licensed under a B2B license, and it also owns a Critical Gaming Supply License, renewable every 10 years.

In Curacao, based on the National Ordinance on Offthore Games of Hazard (Landsverordening buitengaatse hazardspelen, P.B. 1993, no. 63)(NOOGH) online gaming licenses are issued by or on behalf of the Governor of Curaçao.

The Western Cape Gambling and Racing Board (WCGRB) in South Africa grants licenses for sports betting and casino operations. The MeridianBet Group holds licenses from the WCGRB that are awarded on an annual basis.

ii. License information–- franchise operations

In addition to the MeridianBet Group’s online sports betting product offerings, it also operates in the following countries through a franchise model: Seychelles, Mozambique, Cameroon, Zambia, the Republic of the Congo, and the Democratic Republic of the Congo.

Through its franchise model, the MeridianBet Group licenses its sports betting technology and provides a range of complementary services to local partners. This model allows the MeridianBet Group to expand its operations and deliver services to a wider customer base while ensuring regulatory compliance and maintaining the highest standards of integrity and responsible gaming practices.

III. Compliance

The MeridianBet Group has policies and procedures in place to ensure compliance with legal and regulatory standards. The MeridianBet Group actively monitors underage gambling and exploits to vulnerable customers, and takes steps to address problematic gaming. The MeridianBet Group promotes responsible gambling, fair and credible products and services, and implements security measures against fraudulent behavior and gaming addiction. The MeridianBet Group also strictly prohibits access by minors and provides self-protection measures for customers.

IV. Responsible and Safer Gaming Policies and Standards

The MeridianBet Group is committed to responsible gambling, encompassing various aspects, to ensure a safe and transparent gaming environment. By implementing strict corporate standards, the MeridianBet Group prioritizes fair and credible products and services, working to protect player’s privacy and ensuring responsible processing of payment data. The MeridianBet Group’s vigilant monitoring seeks to prevent fraudulent behavior, complying with national and European Union anti-money laundering directives.

The Extent to Which the Business Is or May Be Seasonal

Like many businesses in the gaming and betting industry, the MeridianBet Group experiences a degree of seasonality in its operations. In particular, its sports betting segment can be affected by the annual sports calendar. The months of late June and the first week of July tend to have less sports betting activity due to a decline in major sporting events during this period. This is because many prominent sports leagues, such as football (soccer) and basketball, conclude their seasons in the late spring, and there’s often a pause before other significant sporting events begin in mid-July and early October, respectively.

However, the MeridianBet Group has implemented strategic measures to attempt to mitigate these seasonal downturns and ensure steady revenue flow throughout the year:

Diversified offerings: The MeridianBet Group has a comprehensive portfolio of betting options that include casino games, eSports, and virtual sports, all of which are not dependent on real-world sporting seasons. During quieter periods in the sports calendar, the MeridianBet Group intensifies the promotion of these other gaming products to attempt to maintain customer engagement and revenue.

Cross-selling: By developing an in-depth understanding of its customer base, the MeridianBet Group is able to effectively cross-sell its various product offerings. When sports betting activities are low, it focuses on cross-selling efforts to promote other segments, primarily traditional casino games.

Global market presence: Operating in multiple international markets allows the MeridianBet Group to benefit from different sports seasons across the world, which can offset seasonal slowdowns in certain regions such as Europe.

MeridianBet Group and Subsidiaries

Competition

The competitive landscape of the gaming industry where the MeridianBet Group operates is varied yet complex, shaped by various factors such as regulatory environments, market saturation and dynamics, technological advancements, and consumer behaviors. In each core market–- Serbia, Montenegro, Malta, and Cyprus–- the MeridianBet Group faces different levels of competition from several industry players, each with their own strategies and strengths.

In Serbia, the competitive landscape includes five companies which, together with about ten other operators of marginal materiality, comprise the bulk of the market. Each competitor runs different business models based predominantly on capital intensive retail investments in slot technology, other gaming operations, and food-and-beverage and entertainment operations. Despite a relative diversity of competition, the MeridianBet Group believes that it differentiates itself by offering unique value propositions (a leading number of standard and live betting options as well as online casino games), advanced betting technologies, and superior customer service.

In Montenegro, the MeridianBet Group has three relevant competitors. As the oldest market player in Montenegro, the MeridianBet Group attempts to distinguish itself through an innovative product portfolio and a solid understanding of local market dynamics.

The situation in Malta is unique given its regulatory status as a global gaming hub and a high-stakes environment marked by intense competition from several industry leaders. Nevertheless, the MeridianBet Group believes it has a competitive advantage by leveraging its strong operational capabilities and adapting to the rapid market changes typical of such a dynamic industry hub.

In Cyprus, the MeridianBet Group faces off against five competitors of varying market relevance. In this challenging competitive scenario, it focuses on customizing its product offerings to cater to the unique tastes and preferences of the local customer base.

Irrespective of the geographical location, the MeridianBet Group operates in both online and retail segments. This dual-mode of operation allows the MeridianBet Group to serve a wider customer base, cater to different customer preferences, and remain resilient in the face of market uncertainties. In the online segment, the companies use advanced technologies to provide seamless and secure gaming experiences. In the retail segment, the MeridianBet Group focuses on building a network of strategically located betting shops to ensure easy accessibility for its customers.

Competition in the gaming industry is driven by several factors. These include, but are not limited to, (1) technological innovation, (2) the quality of customer service, (3) the variety and novelty of betting and casino games and options offered, (4) promotional strategies, (5) pricing, and (6) trustworthiness. Given the high level of competition, operators like the MeridianBet Group constantly innovate and refine their strategies to create competitive advantages and drive customer loyalty.

Drawing on two decades of industry experience, the MeridianBet Group believes that it understands the nuances of each market and is able to tailor its strategies in an effort to navigate the diverse competitive landscape. By focusing on its strengths and continuously enhancing its product offerings and service quality, the MeridianBet Group aims to maintain its competitive position in the gaming industry.

The MeridianBet Group has taken a proactive approach to protecting the market for locally licensed operators by working closely with its own local licensee (where relevant, other licensed operators, and local regulators and tax-collection agencies), all to ensure only licensed groups operate in its markets. These measures safeguard revenue collections for all three parties, meaning the local operators, the tax authorities, and the MeridianBet Group, by working to prevent unlicensed third parties from illegally competing for gaming customers and diverting the authorities’ attention from having to attempt to collect taxes on that competition. To date, these collaborative measures have not only reinforced the rule of law, but also resulted in ensuring the prompt flow of funds to taxing and regulatory authorities, and have had the effect of warding off any proposals by those authorities to increase taxes or fees on the local operators (and, by extension, the MeridianBet Group). That, in turn, has had the beneficial effect of allowing the local operators to keep their fees and charges low, ensuring that end-users will not become more attracted to black market offerings.

Dependence on One or a Few Major Customers

The MeridianBet Group, like almost all companies in the gaming industry, caters to a very broad and diverse customer base. The nature of the gaming sector is such that revenue is usually generated from a wide array of customers, as opposed to being concentrated in a single or a few major customers. This dispersion of customers minimizes the risk of revenue instability tied to any specific customer or group of customers.

With operations spread across several geographical locations, including Serbia, Montenegro, Malta, and Cyprus, the MeridianBet Group’s customer base is distributed across these regions. The MeridianBet Group also maintains a diverse demographic of customers in terms of age, gaming preferences, and betting behaviors.

Moreover, the MeridianBet Group’s business model is designed to mitigate the dependence on a few significant customers. By offering a wide variety of games, betting options, and customer-focused services, the MeridianBet Group attracts a diverse group of customers, thus ensuring revenue continuity and stability.

Properties

The MeridianBet Group’s headquarters are located in Belgrade, Serbia. As of the date of this report, the MeridianBet Group owns or leases facilities for corporate functions, business operations, and other related purposes at locations throughout its numerous jurisdictions. The MeridianBet Group believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.

Legal Proceedings

From time to time, the MeridianBet Group may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. These may include, but are not limited to, claims relating to: its products and services; workforce, technology, and business processes, such as worker classification and patent claims; and intellectual property, such as trademarks and copyright infringement claims. The results of any future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on the MeridianBet Group because of defense and settlement costs, diversion of management resources, harm to brand and reputation, and other factors.

The MeridianBet Group may become involved in material legal proceedings in the future.

Employees

The MeridianBet Group is committed to investing in its employees while nurturing a work environment that fosters global and cross functional collaboration. Its leadership team actively works to attract, develop, and retain talent from a range of backgrounds and experiences.

Objective and Growth Strategy

Our objective in managing our resources is to ensure that we have sufficient liquidity to fund our operations and meet our growth objectives while maximizing returns to shareholders. Liquidity is necessary to meet (i) the working capital needs of our operations, (ii) fund our growth and expansion plans, and (iii) consummate strategic acquisitions. We have met, and plan to continue to meet, our cash requirements through our operations and sales of equity and debt securities. As to the funding of strategic acquisitions, we may issue additional debt in addition to raising funds through the sales of the Company’s capital stock.

The Company’s financial performance is subject to global economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. As a result of rising interest rates and inflation, there is substantial uncertainty about the strength of the global economies. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy, and increases in inflation and interest rates, as are being currently experienced, may reduce users’ disposable income and/or lead to recessions.

We believe that our business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that we have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

Key elements of our growth strategy include plans to:

•	Continue to invest in our people, technology, products and encouraging innovation.
•	Maintain organic revenue growth in all B2C markets.
•	Streamline business operations, improving processes identifying cost synergies and focusing on improving overall margins.
•	Execute on our roadmap and strategic business plans with diversity of gaming products, differentiated product strategy and cross-platform initiatives.
•	Expand our global reach by obtaining gaming licenses in existing and newly regulated markets within the Sportsbook and igaming industries.
•	Scale the distribution of our internally developed games from Expanse Studios.
•	Support our existing customers via AI tools and loyalty programs available via our recently updated technology systems.
•	Complete our 5th generation gaming software with improvements in metrics.
•	Expand our global reach by securing new gaming distributors, casino and sportsbook operator customers in existing and newly regulated markets.
•	Invest in sales and marketing initiatives to aggressively pursue new deployment opportunities in developing markets such as Africa and Central and South America, as well as exploring opportunities in the U.S.
•	Invest in sales and marketing initiatives to drive customers to our platforms in Europe, Asia, Africa and Central and South America.
•	Expand the prizes and prize options available to customers on our tournament platforms.
•	Pursue acquisitions of accretive and synergistic companies and assets with the goal of expanding our competitive position in the markets in which we operate.

The Company does not intend to make significant investments (except for potential acquisitions) to support our business growth strategy. We believe that our business model is highly scalable and our existing resources can be leveraged to (i) develop new offerings and features, (ii) enhance our existing platform, and (iii) improve our operating infrastructure.

The Company may face significant costs with respect to legal fees incurred in the applications for licenses, continued regulatory requirements, and legal representation.

To acquire complementary businesses and technologies, we may need to pursue equity or debt financing to secure additional funds. Our ability to obtain additional capital will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

Recent Events

Unicredit Bank Facility

See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 1. Financial Statements” for more details of the Facility Agreement.

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital and Related Transactions

See “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT” in the notes to the financial statements included under “Item 1. Financial Statements” for more details.

Debt Conversion Agreement

See “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT” in the notes to the financial statements included under “Item 1. Financial Statements” for more details of the Debt Conversion Agreement.

Deferred Cash Convertible Promissory Note

See “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT” in the notes to the financial statements included under “Item 1. Financial Statements” for more details of the Deferred Cash Convertible Promissory Note.

Lind Global Asset Management VIII LLC Securities Purchase Agreement / Promissory Note

See “NOTE 23 – SUBSEQUENT EVENTS - Lind Global Asset Management VIII LLC Securities Purchase Agreement / Promissory Note” in the notes to the financial statements included under “Item 1. Financial Statements” for more details of the Lind Global Asset Management VIII LLC promissory note.

Cash Requirements, Liquidity and Capital Resources

We had $32,829,744 of cash on hand as of June 30, 2024. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business.

Our material cash requirements include the following contractual obligations.

Debt:

i.	Unicredit Bank Facility:

On May 1, 2024, effective May 16, 2024, the Company, through its wholly-owned subsidiary, Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”), entered into a Facility Agreement with Unicredit Bank Serbia JSC Belgrade (“Unicredit Bank”).  UniCredit Bank agreed to loan Meridian Serbia up to 2,350,000,000 Serbian dinars (approximately $21,600,000), pursuant to the terms of the Facility Agreement (the “Loan”). The Loan bears interest at the one-month BELIBOR rate, plus 3.15% per annum (currently approximately 8.75%), payable monthly in arrears. The Loan is repayable in installments, beginning six months after May 1, 2024, and payable in full by the maturity date, May 1, 2027. As of June 30, 2024, the balance of the loan due to UniCredit Bank was $21,456,347. See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 1. Financial Statements”, for more details.

ii.	Hipotekarna Bank Facility:

On March 21, 2024, MeridianBet Group entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) through its subsidiary Meridianbet Montenegro from Hipotekarna Bank for financing working capital and liquidity. The term of using the funds is 24 months ending April 2026. The bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%). As of June 30, 2024, the balance of the loan due to Hipotekarna Bank was $1,853,753. See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 1. Financial Statements”, for more details.

iii.	Igor Salindrija Facility:

On April 1, 2024, MeridianBet Group entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) through its subsidiary Meridian Gaming Malta, from Igor Salindrija for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending on April 1, 2026. The effective interest at the annual rate of 7%. As of June 30, 2024, the balance of the loan due to Igor Salindrija was $2,141,000. See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 1. Financial Statements”, for more details.

iv.	Lind Global Asset Management VIII LLC Securities Purchase Agreement / Secured Convertible Note

On July 2, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000 (the “Secured Convertible Note”) and a common stock purchase warrant (the “Warrant”) to acquire 750,000 shares of common stock of the Company (each, a “Warrant Share”). A total of $10,000,000 was funded under the Secured Convertible Note (representing the principal amount less an original issue discount of 20%) on July 3, 2024 (the “Funding Date”). See “NOTE 23 – SUBSEQUENT EVENTS” in the notes to the financial statements included under “Item 1. Financial Statements”, for more details.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”, in the notes to the financial statements included under “Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the Purchase:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Golden Matrix Shares	Cash Consideration Balance
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,000,000	4,000,000	3,000,000
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000			5,000,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000			10,000,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000			10,000,000
Promissory Note Consideration	15,000,000			15,000,000
Consideration paid	$70,000,000	$23,000,000	$4,000,000	$43,000,000

Contingent obligation:

The Company had a possible holdback payment of approximately $632,100 (GBP 500,000) as part of the consideration for the acquisition of RKingsCompetitions Ltd. (“RKings”). The holdback is contested by the Company and currently subject to ongoing claims.

Liquidity and capital resources

Description	As of June 30,	As of December 31,
	2024	2023
Cash and cash equivalents	$32,829,744	$20,405,296
Working capital (excluding Post-closing share consideration)	$10,467,915	$9,146,761
Shareholders’ equity	$90,566,036	$59,986,549

The Company had $32,829,744 of cash on hand at June 30, 2024 and total assets of $191,537,719 ($48,555,378 of which were current assets) and working capital of $10,467,915 as of June 30, 2024. Included in total assets at June 30, 2024 was $58,188,969 of goodwill and $46,987,624 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Item 1. Financial Statements”.

The Company had $20,405,296 of cash on hand and total assets of $79,852,980 ($26,929,402 of which were current assets) at December 31, 2023. The Company had total working capital of $9,146,761 as of December 31, 2023. Included in total assets at December 31, 2023 was $15,107,422 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Item 1. Financial Statements”.

The increase in cash of $12,424,448 between June 30, 2024, and December 31, 2023, was mainly due to the proceeds from loans and borrowings.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. The Company’s operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

In the future, we may be required to seek additional capital, including to pay amounts due pursuant to the terms of the MeridianBet Group Purchase Agreement, and to repay outstanding debt as discussed above, by selling additional debt or equity securities, or may otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

Cash flows

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$2,553,394	$10,157,330
Cash used in investing activities	$(11,186,276)	$(5,421,949)
Cash provided by (used in) financing activities	$23,166,197	$(2,111,725)

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the six months ended June 30, 2024, mainly include stock-based compensation, amortization expenses on intangible assets, and depreciation on property plant and equipment.

The Company generated cash from operating activities of $2,553,394 during the six months ended June 30, 2024, due primarily to $4,289,337 of net income, $1,638,052 of stock-based compensation, $2,355,366 of amortization expenses, and $2,028,263 of depreciation expenses, which was offset by a $2,395,597 decrease in accounts payable, a $3,739,539 decrease in taxes payable, and a $1,017,633 increase in prepaid expenses.

The Company generated cash from operating activities of $10,157,330 during the six months ended June 30, 2023, due primarily to $8,365,992 of net income, $936,652 of amortization expenses, and $1,739,496 of depreciation expenses, which was offset by a decrease in other liabilities of $1,020,264.

During the six months ended June 30, 2024, cash used in investing activities was $11,186,276, which was primarily due to $23,000,000 consideration paid to the former owners of MeridianBet Group in connection with the Purchase, $4,025,569 spent on intangible assets, and the $1,523,493 spent on property, plant and equipment, and partially offset by $17,355,360 in cash assumed from investment in Golden Matrix. During the six months ended June 30, 2023, cash used in investing activities was $5,421,949, which was primarily due to $2,712,604 spent on intangible assets, and $2,704,167 spent on property, plant and equipment.

During the six months ended June 30, 2024, cash provided by financing activities was $23,166,197, which was primarily due to proceeds from loans of $25,451,100, attributable to the Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija borrowing, which was offset by repayment of lease of $1,266,056. During the six months ended June 30, 2023, cash used in financing activities was $2,111,725, which was primarily due to repayment of lease of $1,174,356 and payments of dividends of $937,369.

The Company had a net increase in cash of $12,424,448 for the six months ended June 30, 2024, which is mostly attributable to the proceeds from loans and borrowings as discussed above.

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of December 31, 2024. EBITDA means net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, and restructuring costs which include charges or expenses attributable to acquisition related costs. Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Six Months Period Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$15,626	$3,716,340	$3,964,648	$8,365,992
+ Interest expense	32,484	19,523	36,855	27,881
- Interest income	(69,666)	(6,260)	(104,548)	(9,725)
+ Taxes	524,969	418,241	806,666	831,537
+ Depreciation	826,664	883,422	2,028,263	1,739,496
+ Amortization	1,913,047	475,689	2,355,366	936,652
EBITDA	$3,243,124	$5,506,955	$9,087,250	$11,891,833
+ Stock-based compensation	1,638,052	-	1,638,052	-
+ Restructuring costs	546,986	35,858	593,349	192,162
Adjusted EBITDA	$5,428,162	$5,542,813	$11,318,651	$12,083,995

Results of Operations

Three months ended June 30, 2024, compared to the three months ended June 30, 2023.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods. Effective on April 1, 2024, the Company acquired 100% of the MeridianBet Group (the “Purchase”), which was accounted for as reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the Purchase were excluded prior to April 1, 2024, the effective closing date of the Purchase.

	Three Months Ended June 30,
	2024	2023	$Change	%Change
Revenue	$39,415,242	$22,578,810	$16,836,432	75%
Cost of goods sold (COGS)	17,729,700	6,040,914	11,688,786	193%
Gross profit	21,685,542	16,537,896	5,147,646	31%
General and administrative expenses	21,560,430	12,610,305	8,950,125	71%
Income from operations	125,112	3,927,591	(3,802,479)	(97)%
Interest expense	32,484	19,523	12,961	66%
Interest earned	69,666	6,260	63,406	1,013%
Foreign exchange loss	131,458	92,384	39,074	42%
Other income	509,759	312,637	197,122	63%
Provision for income taxes	524,969	418,241	106,728	26%
Net income	15,626	3,716,340	(3,700,714)	(100)%
Net income (loss) attributable to noncontrolling interest	(49,299)	90,290	(139,589)	(155)%
Net income attributable to GMGI	$64,925	$3,626,050	$(3,561,125)	(98)%

Revenue. Revenue increased by $16,836,432, or 75%, to $39,415,242 for the three months ended June 30, 2024, from $22,578,810 for the three months ended June 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $14,252,859 of revenues in the three months ended June 30, 2024. $9,656,962 of the revenues were from prize competitions, and $4,238,457 of the revenues were from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix. Revenues from online casino increased by $1,681,356, or 20%, to $10,108,595 for the three months ended June 30, 2024, from $8,427,239 for the three months ended June 30, 2023, mainly due to the increase in the offer of online casino games from different providers to 1500+, the launch of the new game "Super Heli" from the Company’s studio Expanse, which became the top 10 most popular game in the second quarter of 2024, and revenues from online sports betting increased by $867,511, or 11%, to $8,985,332 for the three months ended June 30, 2024, from $8,117,821 for the three months ended June 30, 2023, mainly due to our marketing campaigns, including marketing around the European football/soccer Championship in June 2024. Revenues from retail sports betting and retail casino increased by $336,207, or 6%, to $5,656,849 for the three months ended June 30, 2024, from $5,320,642 for the three months ended June 30, 2023, mainly due to the increase in the offer of the brand new slot machines (120) and favorable retail sports results during the month of June 2024, thanks to the European football/soccer championship.

COGS. Costs of goods sold increased by $11,688,786, or 193%, to $17,729,700 for the three months ended June 30, 2024, from $6,040,914 for the three months ended June 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $10,907,450 to COGS in the three months ended June 30, 2024. A total of $7,594,850 of the COGS was from prize competitions, and $3,188,858 of the COGS was from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix on April 1, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $829,798 in total, or 14%, to $6,679,922 for the three months ended June 30, 2024, from $5,850,124 for the three months ended June 30, 2023, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $5,147,646, or 31%, to $21,685,542 for the three months ended June 30, 2024, from $16,537,896 for the three months ended June 30, 2023. The $3,345,409 increase in gross profit was due to the acquisition of Golden Matrix. Gross profit from online casino increased by $1,226,044 or 20%; gross profit from online sports betting increased by $603,234, or 10%, and gross profit from retail sports betting and retail casino increased by $225,998, or 6% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in the gross profit was mainly due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses increased by $8,950,125, or 71%, to $21,560,430 for the three months ended June 30, 2024, from $12,610,305 for the three months ended June 30, 2023. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the three months ended June 30, 2024, were $1,558,296, compared to $0 for the three months ended June 30, 2023, a $1,558,296 increase from the prior period, which was due mainly to the RSUs granted to employees and directors of the Company, as well as shares issued for services during the period.

Amortization expense for the three months ended June 30, 2024, were $1,913,047, compared to $475,689 for the three months ended June 30, 2023, a $1,437,358, or 302% increase from the prior period, which was due mainly to the amortization of the new intangible assets recognized as a result of the acquisition of Golden Matrix.

Salaries and wages for the three months ended June 30, 2024, were $5,253,249, compared to $3,565,357 for the three months ended June 30, 2023, a $1,687,892 or 47% increase from the prior period, which was due partially to $749,561 of salaries paid to employees of Golden Matrix after the acquisition. Salaries paid to employees of the MeridianBet Group increased by $938,331, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, compared to the prior period.

Professional fees for the three months ended June 30, 2024, were $1,238,223, compared to $512,095 for the three months ended June 30, 2023, a $726,128 or 142% increase from the prior period, which was due partially to the $354,928 of professional fees of Golden Matrix after the acquisition in connection with potential acquisitions, fund raising and accounting fees. Professional fees of MeridianBet Group increased by $371,200, which was mainly due to legal and audit services, in connection with the acquisition with Golden Matrix.

Marketing expenses for the three months ended June 30, 2024, were $4,458,004, compared to $3,097,410 for the three months ended June 30, 2023, a $1,360,594 or 44% increase from the prior period, which was due partially to the $626,050 marketing fees from Golden Matrix after the acquisition in connection with prize competition in UK, online casino business in Mexico, and resale of gaming content in Asia Pacific region. Marketing expenses of MeridianBet Group increased by $734,544, primarily driven by our focused efforts around the European football/soccer championship (EURO 2024, June/July '24). We invested in new video content on YouTube, TV commercials, billboards, and strategic sponsorships. Additionally, our expanded online campaigns on Facebook and Google, along with organizing trips for our customers, reflect our traditionally rooted commitment to investing in customer engagement and brand visibility.

Rents and utilities for the three months ended June 30, 2024, were $1,749,529, compared to $1,310,410 for the three months ended June 30, 2023, a $439,119 or 34% increase from the prior period, which was mainly due to the opening of 15 new betting shops in Montenegro, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

 Interest expense. The interest expense increased by $12,961, or 66%, to $32,484 for the three months ended June 30, 2024, from $19,523 for the three months ended June 30, 2023.

Interest earned. The interest earned increased by $63,406, or 1,013%, to $69,666 for the three months ended June 30, 2024, from $6,260 for the three months ended June 30, 2023. Interest income was attributable to the interest from the bank savings.

Foreign exchange loss. The foreign exchange loss increased by $39,074, or 42%, to $131,458 for the three months ended June 30, 2024, from $92,384 for the three months ended June 30, 2023.

Other Income.Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the three months ended June 30, 2024, and 2023, other income amounted to $509,759 and $312,637, respectively. The increase of $197,122 for the three months ended June 30, 2024, versus the three months ended June 30, 2023, is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services etc.

Provision for income taxes . The provision for income tax increased by $106,728, or 26%, to $524,969 in the three months ended June 30, 2024, from $418,241 in the three months ended June 30, 2023. The increase in the provision for income tax was mainly due to the prize competitions in UK, which had $297,204 of income taxes during the three months ended June 30, 2024, and which were not acquired until April 1, 2024.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Bit Tech Tanzania in the percentage of 10%, (b) Meridian Gaming Peru in the percentage of 24.5%, and (c) Fair Champions Meridian Cyprus in the percentage of 49%. For the three months ended June 30, 2024, and 2023, net income (loss) attributable to noncontrolling interest amounted to $(42,299) and $90,290, respectively.

Net income attributable to GMGI. Net income attributable to GMGI decreased by $3,561,125, or 98%, to $64,925 for the three months ended June 30, 2024, from $3,626,050 for the three months ended June 30, 2023. The decrease was mainly due to an increase in the total stock-based compensation expense of $1,638,052, an increase in the amortization expense of $1,437,358, and for the other reasons discussed above.

Six months ended June 30, 2024, compared to the six months ended June 30, 2023.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods. Effective on April 1, 2024, the Company acquired 100% of the MeridianBet Group, which was accounted for as reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the Purchase were excluded prior to April 1, 2024, the effective closing date of the Purchase.

	Six Months Ended June 30,
	2024	2023	$Change	%Change
Revenue	$64,265,829	$45,515,122	18,750,707	41%
COGS	24,888,357	11,826,572	13,061,785	110%
Gross profit	39,377,472	33,688,550	5,688,922	17%
General and administrative expenses	35,558,239	24,933,761	10,624,478	43%
Income from operations	3,819,233	8,754,789	(4,935,556)	(56)%
Interest expense	36,855	27,881	8,974	32%
Interest earned	104,548	9,725	94,823	975%
Foreign exchange loss	118,521	45,331	73,190	161%
Other income	1,002,909	506,227	496,682	98%
Provision for income taxes	806,666	831,537	(24,871)	(3)%
Net income	3,964,648	8,365,992	(4,401,344)	(53)%
Net income (loss) attributable to noncontrolling interest	(91,011)	129,388	(220,399)	(170)%
Net income attributable to GMGI	4,055,659	8,236,604	(4,180,945)	(51)%

Revenue. Revenue increased by $18,750,707, or 41%, to $64,265,829 in the six months ended June 30, 2024, from $45,515,122 in the six months ended June 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix Group, Inc. (before the Purchase), which contributed $14,252,859 of revenues in the three months ended June 30, 2024. $9,656,962 of the revenues were from prize competitions, and $4,238,457 of the revenues were from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix effective on April 1, 2024. Revenues from online casino increased by $3,873,301, or 24%, to $19,895,899  for the six months ended June 30, 2024, from $16,022,598 for the six months ended June 30, 2023, mainly due to the increase in the offer of online casino games from different providers to 1500+, the launch of the new game "Super Heli" from the Company’s studio Expanse, which became the top 10 most popular game in the second quarter of 2024, and revenues from online sports betting increased by $939,400, or 6%, to $17,898,195 for the six months ended June 30, 2024, from $16,958,795 for the six months ended June 30, 2023, mainly due to our marketing campaigns, including around the European football/soccer Championship in June 2024.

COGS. Costs of goods sold increased by $13,061,785, or 110%, to $24,888,357 for the six months ended June 30, 2024, from $11,826,572 for the six months ended June 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $10,907,450 of COGS in the six months ended June 30, 2024. $7,594,850 of the COGS were from prize competitions, and $3,188,858 of the COGS were from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix, effective on April 1, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $2,165,568 in total, or 19%, to $13,631,701 for the six months ended June 30, 2024, from $11,466,133 for the six months ended June 30, 2023, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $5,688,922, or 17%, to $39,377,472 for the six months ended June 30, 2024, from $33,688,550 for the six months ended June 30, 2023. The $3,345,409 increase in gross profit was due to the acquisition of Golden Matrix and gross profit generated by Golden Matrix during the six months ended June 30, 2024, following the acquisition of Golden Matrix on April 1, 2024. Gross profit from online casino increased by $2,507,823 or 21% and gross profit from online sports betting increased by $342,582, or 3%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in the gross profit was mainly due to the increase in the revenues as discussed above.

General and administrative expenses. The general and administrative expenses increased by $10,624,478, or 43%, to $35,558,239 for the six months ended June 30, 2024, from $24,933,761 for the six months ended June 30, 2023. The general and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the six months ended June 30, 2024, were $1,558,296, compared to $0 for the six months ended June 30, 2023, a $1,558,296 increase from the prior period, which was due mainly to the RSUs granted to employees and directors of the Company, as well as shares issued for services during the period.

The amortization expenses for the six months ended June 30, 2024, were $2,355,366, compared to $936,652 for the six months ended June 30, 2023, a $1,418,714, or 151% increase from the prior period, which was due mainly to the amortization of the new intangible assets recognized as a result of the acquisition of Golden Matrix.

Salaries and wages for the six months ended June 30, 2024, were $9,581,773, compared to $ 6,954,554 for the six months ended June 30, 2023, a $2,627,219 or 38% increase from the prior period, which was due partially to $749,561 of salaries paid to employees of Golden Matrix after the acquisition. Salaries paid to employees of MeridianBet Group increased by $1,877,658, which was due mainly to the increased headcount to both support revenue growth and to enable the entry into new markets

Professional fees for the six months ended June 30, 2024, were $1,586,112, compared to $980,291 for the six months ended June 30, 2023, a $605,821 or 62% increase from the prior period, which was due partially to the $354,928 professional fees of Golden Matrix after the acquisition in connection with potential acquisitions, fund raising and accounting fees. Professional fees of MeridianBet Group increased by $250,893, which was mainly due to legal and audit services, in connection with the acquisition with Golden Matrix.

Marketing expenses for the six months ended June 30, 2024, were $7,519,938, compared to $6,229,674 for the six months ended June 30, 2023, a $1,290,264 or 21% increase from the prior period, which was due partially to the $626,050 of marketing fees from Golden Matrix after the acquisition (effective April 1, 2024) in connection with prize competition in UK, online casino business in Mexico and resale of gaming content in Asia Pacific region. Marketing expenses of MeridianBet Group increased by $734,544, primarily driven by our focused efforts around the European football/soccer championship (EURO 2024, June/July '24). We invested in new video content on YouTube, TV commercials, billboards, and strategic sponsorships. Additionally, our expanded online campaigns on Facebook and Google, along with organizing trips for our customers, reflect our traditionally rooted commitment to investing in customer engagement and brand visibility.

Rents and utilities for the six months ended June 30, 2024, were $3,381,521, compared to $2,662,093 for the six months ended June 30, 2023, a $719,428 or 27% increase from the prior period, which was mainly due to the opening of 15 new betting shops in Montenegro, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. The interest expense increased by $8,974, or 32%, to $36,855 for the six months ended June 30, 2024, from $27,881 for the six months ended June 30, 2023..

Interest earned. The interest earned increased by $94,823, or 975%, to $104,548 for the six months ended June 30, 2024, from $9,725 for the six months ended June 30, 2023. Interest income was attributable to the interest from the bank savings.

Foreign exchange loss. The foreign exchange loss increased by $73,190, or 161%, to $118,521 for the six months ended June 30, 2024, from $45,331 for the six months ended June 30, 2023.

Other Income. Other income is related to income from marketing services for third-party advertising in Meridian betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity.  For the six months ended June 30, 2024, and 2023, other income amounted to $1,002,909 and $506,227, respectively.  The increase of $496,682 for the six months ended June 30, 2024, versus the six months ended June 30, 2023, is attributable to other operating income from franchise partners such as marketing services, customer support services, staff training services etc.

Provision for income taxes . The provision for income tax decreased by $24,871, or 3%, to $806,666 for the six months ended June 30, 2024, from $831,537 for the six months ended June 30, 2023. The decrease in the provision for income tax was mainly due to the decrease in net income for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Bit Tech Tanzania in the percentage of 10%, (b) Meridian Gaming Peru in the percentage of 24.5%, and (c) Fair Champions Meridian Cyprus in the percentage of 49%. For the six months ended June 30, 2024, and 2023, net income (loss) attributable to noncontrolling interest amounted to $(91,011) and $129,388, respectively.

Net income attributable to GMGI. Net income attributable to GMGI decreased by $4,180,945, or 51%, to $4,055,659 for the six months ended June 30, 2024, from $8,236,604 for the six months ended June 30, 2023. The decrease was mainly due to an increase in the total stock-based compensation expense of $1,638,052, an increase in the amortization expense of $1,418,714, and for the other reasons discussed above.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, are those that depend most heavily on these judgments and estimates. As of June 30, 2024, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 - SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding, except as discussed below. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us, except as discussed below. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in four related court actions, two of which (one from each side) seek the liquidation of that company. The proceedings are pending in the District Court of Limassol, cases General Application No. 378/2016; General Application No. 542/2020; Case No. 1080/2017; and Case No. 418/2017. The actions were initiated between September and February 2020.Given the parties’ petitions for relief, the ultimate liquidation of that entity is likely, though it is also possible the Court will engineer one set of parties buyout of the other. In the third action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the fourth, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company Parties’ acquisition of its majority interest in Fair Champions. The MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor and a reserve has not been accrued.

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor and a reserve has not been accrued.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Aleksandar Milovanović beneficially owns greater than 50% of our outstanding shares of common stock, which means that we are deemed a “controlled company” under the rules of Nasdaq and allows him to exercise significant voting control over us, which limits shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

Aleksandar Milovanović, controls 57% of the voting power of our capital stock. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and can elect to be exempt from certain corporate governance requirements, including requirements that:

•	a majority of the Board of Directors consist of independent directors;

•	the board maintains a nominations committee with prescribed duties and a written charter; and

•	the board maintains a Compensation Committee with prescribed duties and a written charter and comprised solely of independent directors.

As a “controlled company,” we may elect to rely on some or all of these exemptions, although we do not currently intend to take advantage of any of these exemptions. Accordingly, should the interests of Mr. Milovanović differ from those of other stockholders, and/or we choose to take advantage of the “controlled company” exemptions, other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance standards. Even if we do not avail ourselves of these exemptions in the future, our status as a controlled company could make our common stock less attractive to some investors or otherwise harm our stock price. If we choose to take advantage of the exemptions under the rules of Nasdaq relating to “controlled companies” in the future, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Additionally, a required term and condition of the Closing was that the Company and each of the Sellers enter into a Nominating and Voting Agreement, which provides among other things, that each Seller will vote their voting shares “For” appointment of those director nominees, nominated to the Board by the independent Nominating and Corporate Governance Committee which is composed of two members and not vote their shares to remove any directors nominated by the committee, subject to certain exceptions.

Another required term and condition of the Closing was that the Company and Mr. Milošević enter into a Day-to-Day Management Agreement, which will among other things, prohibit the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer), while the Voting Agreement is in place.

Consequently, Company stockholders have less influence over the management and policies of the Company and the Sellers are effectively in control of the Company.

As a result of his significant ownership in the Company, Mr. Milošević has significant influence on the shareholder vote. Consequently, he has the ability to influence matters affecting our shareholders and therefore exercise control in determining the outcome of a number of corporate transactions or other matters, including (i) making amendments to our certificate of incorporation; (ii) whether to issue additional shares of common stock and preferred stock, including to himself; (iii) employment decisions, including compensation arrangements; (iv) whether to enter into material transactions with related parties; (v) election of directors; and (vi) any merger or significant corporate transactions, including with himself or other related parties. As a potential investor in the Company, you should keep in mind that even if you own shares of our common stock and wish to vote them at annual or special shareholder meetings, your shares will have little effect on the outcome of corporate decisions. Because Mr. Milošević will significantly influence the vote on all shareholder matters, investors may find it difficult to replace our management if they disagree with the way our business is being operated. The interests of Mr. Milošević may not coincide with our interests or the interests of other shareholders.

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

The issuance of common stock upon conversion of the Convertible Notes and exercise of warrants will cause immediate and substantial dilution to existing shareholders.

Commencing upon the earlier of (a) the date a Registration Statement registering the Common Shares and Warrant Shares is declared effective by the Securities and Exchange Commission (the “SEC”)(as discussed below) and (b) one hundred thirty-five (135) days from the issuance date, the Company is required to pay the outstanding principal amount of the Note in 20 consecutive monthly payments of $600,000 each, provided that between payment dates, the Investor may increase the Repayment Amount, to up to $1,000,000 by providing written notice to the Company with such payment to be due and payable within two days of the receipt of such notice, for up to two monthly payments while the Note is outstanding.

At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the average five (5) lowest daily volume weighted average prices during the twenty (20) days prior to the payment date subject to a floor price of $1.75 per share, or a combination of cash and Repayment Shares, provided that if at the time the Repayment Share Price is deemed to be the Floor Price, then in addition to the Repayment Shares, the Company will pay the Investor an added amount of cash as determined pursuant to a formula contained in the Note. In order for the Company to issue any Repayment Shares, the Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered under the Securities Act. Any portion of a monthly payment being made in cash shall include a premium of five percent (5%) of such cash amount. The conversion price of the Note is $4.00, a 150% premium over the closing price of the Company’s common stock on the date the Purchase Agreement was entered into, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price, subject to the Floor Price.

The Warrant entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per Warrant Share, subject to customary adjustments. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Warrant also provides for cashless exercise to the extent that the Warrant Shares issuable upon exercise thereof are not covered by an effective registration statement (upon the earlier of, the Registration Statement being declared effective and 135 days after Closing) or upon the occurrence of a Fundamental Transaction (as defined in the Warrant) and automatic exercise rights upon expiration of the Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the Warrant Shares are not then covered by an effective registration statement. The Warrant is also subject to a similar Maximum Percentage limitation as set forth in the Note.

The Deferred Cash Convertible Promissory Note with Milovanović (together with the Note, the “Convertible Notes”) has a principal balance of $3 million and does not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the Convertible Note is due and payable on December 17, 2025, unless earlier paid. Milovanović has the right, from time to time, to declare up to $2 million of the principal amount of the Convertible Note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

The Convertible Note is convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, with written notice to the Company, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

The issuance of common stock upon conversion of the Convertible Notes and exercise of the Warrants will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Convertible Notes and Warrants may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Notes. Although the Note and Warrant may not be converted/exercised by the holder thereof if such conversion would cause such holder to own more than 4.99% of our outstanding common stock (which may be increased to 9.99% as set forth in the Note and Warrant), these restrictions do not prevent such holder from converting/exercising some of their holdings, selling those shares, and then converting/exercising the rest of their holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than these limits while never actually holding more shares than the limits allow. If the holder of the Note chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The availability of shares of common stock upon conversion of the Convertible Notes or exercise of Warrants for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Convertible Notes or exercise of Warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Convertible Notes or exercise of Warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Convertible Notes and exercise of Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Convertible Notes and Warrants, then the value of our common stock will likely decrease.

We are required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the conversion of the Note and exercise of the Warrants. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

We are required to make amortization payments of the amounts owed under the Note upon the occurrence of certain events and we may not have sufficient cash to make such payments, if required.

Commencing upon the earlier of (a) the date a Registration Statement registering the shares of common stock issuable upon conversion of the Note and the Warrant Shares is declared effective by the SEC and (b) one hundred thirty-five (135) days from the issuance date, the Company is required to pay the outstanding principal amount of the Note in 20 consecutive monthly payments of $600,000 each, provided that between payment dates, the Investor (Lind Global Asset Management VIII LLC) may increase the Repayment Amount, to up to $1,000,000 by providing written notice to the Company with such payment to be due and payable within two days of the receipt of such notice, for up to two monthly payments while the Note is outstanding. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the average five (5) lowest daily volume weighted average prices during the twenty (20) days prior to the payment date subject to a floor price of $1.75 per share, or a combination of cash and Repayment Shares, provided that if at the time the Repayment Share Price is deemed to be the Floor Price, then in addition to the Repayment Shares, the Company will pay the Investor an added amount of cash as determined pursuant to a formula contained in the Note. In order for the Company to issue any Repayment Shares, the Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered under the Securities Act. Any portion of a monthly payment being made in cash shall include a premium of five percent (5%) of such cash amount.

We may not have cash available to pay the required Repayment Amounts and the payment of the Repayment Amount in shares of common stock may cause significant dilution to existing shareholders.

We face significant penalties if we fail to obtain the timely effectiveness of a required registration statement to register the resale of the Note Shares and Warrant Shares, or such registration statement ceases to be effective.

The Company agreed to file a registration statement (with the Securities and Exchange Commission no later than sixty (60) days from July 1, 2024, covering the resale of all of the shares of common stock of the Company issuable to the Investor pursuant to the Note and the Warrant. The Investor was also granted piggyback registration rights. Events of default include, but are not limited to, a payment default on any other indebtedness in excess of $500,000; failure to observe or perform any other covenant, condition or agreement contained in the Note or any transaction documents; failure of the Company to instruct its transfer agent to issue unlegended share certificates; the Company’s shares are no longer publicly-traded or cease to be listed; if after six months, the shares are not available for immediate resale under Rule 144; and at any time after December 3, 2024, the Company’s market capitalization is below $250 million for ten consecutive days. Upon an event of default, subject to any applicable cure periods, the holder may demand that all or a portion of the outstanding principal amount be converted into shares of common stock of the Company at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs during the 20 days prior to the delivery of the conversion notice, subject to the Floor Price, provided that if at the time of such demand the conversion price is deemed to be the Floor Price, then in addition, to the shares of common stock of the Company at the Floor Price, the Company will pay the holder an additional amount of cash as determined pursuant to a formula contained in the Note. Upon the occurrence of an event of default as described in the Note and subject to certain cure rights set forth therein, the holder may at any time at its option declare the Note immediately due and payable, together with an additional 20% of the outstanding principal amount thereof.

The failure to obtain timely effectiveness of the Registration Statement or to maintain the effectiveness of such Registration Statement, could require us to pay significant penalties to the Investor, and/or could reduce the conversion price of the Note.

Economic downturns and adverse political and market conditions could adversely negatively affect the Company’s business, financial condition and results of operations.

The Company’s financial performance is subject to European, African, Central and South American, and Asian Pacific economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Demand for the Company’s products may also decline as a result of an economic downturn, or economic uncertainty in the Company’s key markets, particularly in Europe, Africa, Central and South America, Asia Pacific and Mexico. Economic recessions have had, and may continue to have, far reaching adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. There is currently substantial uncertainty about the strength of the European, African, and Central and South American economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

In addition, changes in general market, economic, and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced in certain countries, may reduce users’ disposable income. Any one of these changes could have a material adverse effect on the Company’s business, financial condition, results of operations or prospects.

Additionally, the Company’s business depends on the overall demand for gaming platforms, systems and gaming content and other technology offerings, and on the economic health of customers that benefit from the Company’s products. Economic downturns or unstable market conditions may cause customers to decrease their spending on the Company’s products and adversely affect the Company’s business, financial condition and results of operations (although sometimes, paradoxically, it has the opposite effect). Similarly, economic downturns could also decrease the amount of disposable income end-users have available for gaming platforms, systems and gaming content. Additionally, as described above, public health crises may disrupt the operations of the Company’s customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact the Company’s business and results of operations, including cash flows.

Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for the Company’s products and services.

The Company’s products and services may be considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions and other factors such as consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, inflation, and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, and with increasing inflation and interest rates, trends in consumer discretionary spending also remain unpredictable and subject to reductions as a result of significant increases in employment, financial market instability, and uncertainties about the future. Unfavorable economic conditions have led, and in the future may lead, consumers to reduce their spending on gaming products and services, which in turn leads to a decrease in the demand for the Company’s products and services. Consumer demand for the products and services of the Company may decline as a result of an economic downturn, or economic uncertainty. The Company’s sensitivity to economic cycles and any related fluctuation in consumer demand may have a material adverse effect on the Company’s business, results of operations, and financial condition.

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas. Although the Company does not currently, and does not plan to, do business in Russia, Belarus, Ukraine, or Israel, it is not possible to predict the broader consequences of these ongoing conflicts, which could include further sanctions, embargoes, regional instability, and geopolitical shifts. It is also not possible to predict with certainty these ongoing conflicts and additional adverse effects on existing macroeconomic conditions, consumer spending habits, currency exchange rates, and financial markets, all of which have impacted and could further impact the business, financial condition, and results of operations of the Company.

A reduction in discretionary consumer spending, from an economic downturn or disruption of financial markets or other factors, could negatively impact the financial performance of the  Company.

Gaming and other leisure activities that the Company and its customers offer represent discretionary expenditures and players’ participation in those activities may decline if discretionary consumer spending declines, including during economic downturns, when consumers generally earn less disposable income. Changes in discretionary consumer spending or consumer preferences are driven by factors beyond the Company’s control, such as:

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

During periods of economic contraction, the Company’s revenues may decrease while most of the Company’s costs remain fixed and some costs even increase, resulting in decreased earnings.

The Company’s financial performance is, and will be, subject to European, African, Central and South American, Asian Pacific and Mexican economic conditions and their impact on levels of spending by consumers and customers, particularly discretionary spending for entertainment, gaming and leisure activities. Economic recessions may have adverse consequences across industries, including the global entertainment and gaming industries, which may adversely affect the Company’s business and financial condition. There is substantial uncertainty about the strength of the European, African, Central and South American, Asian Pacific and Mexican economies, which may currently or in the near term be in a recession and have experienced rapid increases in uncertainty about the pace of potential recovery. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy and inflation, as are being currently experienced, may reduce users’ disposable income.

We believe that the Company’s business will continue to be resilient through a continued economic downturn or recession, or slowing or stalled recovery therefrom, and that the Company will have the liquidity to address the Company’s financial obligations and alleviate possible adverse effects on the Company’s business, financial condition, results of operations or prospects.

The Company’s ongoing investments in new products, services, and technologies is inherently risky, and could divert management attention and harm the Company’s financial condition and operating results.

The Company has invested in new products, services, and technologies. Such investments ultimately may not be commercially viable or may not result in an adequate return of capital and, in pursuing new strategies, the entities may incur unanticipated liabilities. These endeavors may involve significant risks and uncertainties, including diversion of resources and management attention from then current operations. In addition, new and evolving products and services, raise technological, legal, regulatory, and other challenges, which may negatively affect the Company’s brand and demand for its products and services. Because all of these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not harm the reputation, financial condition, and operating results of the Company.

The Company operates  in a rapidly evolving industry and if it fails to successfully develop, market or sell new products or adopt new technology, it could materially adversely affect its results of operations and financial condition.

The Company competes in a market characterized by rapid technological advances, evolving standards in software technology and frequent new product introductions and enhancements that may render existing products and services obsolete. Competitors are continuously upgrading their product offerings with new features, functions and content. In order to remain competitive, the Company will need to continuously modify and enhance its technology platform and service offerings. The Company may not be able to respond to rapid technological changes in its industry. In addition, the introduction of new products or updated versions of existing products has inherent risks, including, but not limited to, risks concerning:

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

The Company may not be successful in creating new technology for its products in the future. The Company may encounter errors resulting from a significant rewrite of software code. In addition, as the Company transitions to newer technology platforms for its products, its customers may encounter difficulties in the upgrade process, which could cause the Company to lose revenue.

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. The Company’s future plans include additional investments in development of the Company’s software and other intellectual property. We will need to continue to dedicate a significant amount of resources to development efforts to maintain our competitive position. However, the Company may not receive significant revenue from these investments for several years, if at all. In addition, as the Company or its competitors introduce new or enhanced products, the demand for the Company’s products, particularly older versions of the Company’s products may decline.

If the Company is not able to compete effectively against companies with greater resources, the Company’s prospects for future success will be jeopardized.

The gaming platforms, systems and gaming content industries are highly competitive. The Company competes with numerous local competitors for such services. Many of the Company’s competitors are larger, more established companies with greater resources to devote to marketing, as well as greater brand recognition. Moreover, if one or more of the Company’s competitors or suppliers were to merge, the change in the competitive landscape could adversely affect the Company’s competitive position. If we do not compete effectively, the Company’s net sales, margins, and profitability and the Company’s future prospects for success may be harmed.

Changes in ownership of competitors or consolidations within the gaming industry may negatively impact pricing and lead to downward pricing pressures which could reduce the revenue of the Company.

A decline in demand for the products and services of the Company in the gaming industry could adversely affect the Company’s business. Demand for the Company’s products and services is driven primarily by the expansion of existing online gaming, and the expansion of new channels of distribution, such as online gaming via cellphones and other devices. Additionally, consolidation within the online gambling market could result in the Company facing competition from larger combined entities, which may benefit from greater resources and economies of scale. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect the Company’s business as these operators might cause a further slowdown in the replacement cycle for the Company’s products.

The online gaming industry is highly competitive, and if the Company fails to compete effectively, it could experience price reductions, reduced margins or loss of revenues.

The online gaming industry is highly competitive. A number of companies offer products and services that are similar to the Company’s products and services and target the same markets as the Company. Certain of the Company’s current and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition, broader or more integrated product offerings, larger technical staffs and a larger installed customer base than it does. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, develop superior products, and devote greater resources to the development, promotion and sale of the Company’s products than the Company can.

Because of the rapid growth of the gaming industry, and the relatively low capital barriers to entry in the software industry, the Company expects additional competition from other established and emerging companies. Additionally, the Company’s competitors could combine or merge to become more formidable competitors or may adapt more quickly than we can to new technologies, evolving industry trends and changing customer requirements. If we fail to compete effectively, (a) we could be compelled to reduce prices in order to be competitive, which could reduce margins, or (b) we would lose market share, any of which could materially adversely affect the Company’s strategy, the Company’s business, results of operations and financial condition.

Competition within the global entertainment and gaming industries is intense and the existing and future offerings of the Company may not be able to compete against other competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If the Company’s offerings do not continue to be popular, the Company’s business could be harmed.

The Company operates in the global entertainment and gaming industries. The users of the Company’s offerings face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well established and may be perceived by users to offer greater variety, affordability, interactivity and enjoyment. The Company’s products and services compete with these other forms of entertainment for the discretionary time and income of end users. If we are unable to sustain sufficient interest in the Company’s products, services and offerings in comparison to other forms of entertainment, including new forms of entertainment, the Company’s business model may not continue to be viable.

The Company faces the risk of fraud, theft, and cheating.

The Company faces the risk that third-parties, employees or consultants may attempt or commit fraud or theft or cheat using the Company’s products. Such risks include backdoors, nefarious code and other efforts. Failure to discover such acts or schemes in a timely manner could result in losses in the Company’s operations and those of the Company’s customers. Negative publicity related to such acts or schemes could have an adverse effect on the Company’s reputation, potentially causing a material adverse effect on the Company’s business.

The Company faces cyber security risks that could result in damage to the Company’s reputation and/or subject them to fines, payment of damages, lawsuits and restrictions on the Company’s use of data.

The information systems and data of the Company, including those they maintain with the Company’s third-party service providers, may be subject to cyber security breaches in the future. Computer programmers and hackers may be able to penetrate the Company’s network security and misappropriate, copy or pirate the Company’s confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of the Company’s internal systems and services. The Company’s websites may become subject to denial-of-service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack the Company’s products or otherwise exploit any security vulnerabilities of the Company’s products. Also, there is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

The techniques used to obtain unauthorized, improper, or illegal access to the Company’s systems, the Company’s data or customers’ data, disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched. Although the Company has developed, and plans to develop, systems and processes designed to protect the Company’s data and customer data and to prevent data loss and other security breaches and expects to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security.

Disruptions in the availability of their computer systems, through cyber-attacks or otherwise, could damage our computer or telecommunications systems, impact our ability to service our customers, adversely affect our operations and results of operations, and have an adverse effect on our reputation. The costs to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers and may impede our sales, distribution and other critical functions. We may also be subject to regulatory penalties and litigation by customers and other parties whose information has been compromised, all of which could have a material adverse effect on our business, results of operations and cash flows.

Systems failures and resulting interruptions in the availability of the Company’s websites, applications, products, or services could harm our business.

The systems of the Company may experience service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Some of our systems are not, and will not be, fully redundant, and our disaster recovery planning may not be sufficient for all eventualities.

A prolonged interruption in the availability or reduction in the availability, speed, or functionality of their products and services will result in a loss of revenue and could materially harm our business. Frequent or persistent interruptions in their services could cause current or potential customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, if any system failure or similar event results in damages to our customers or our business partners, these customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

The full-time availability and expeditious delivery of the products and services of the Company is, and will be, a critical part of our offerings to our consumers. The Company continually refines its technology, implementing system upgrades. Despite network security, disaster recovery and systems management measures in place, we may encounter unexpected general systems outages or failures that may affect our ability to conduct development activities, provide maintenance services for our products and services, manage our contractual arrangements, accurately and efficiently maintain our books and records, record our transactions, provide critical information to our management and prepare our consolidated financial statements. Additionally, these unexpected systems outages or failures may require additional personnel and financial resources, disrupt our business or cause delays in the reporting of our financial results. We may also be required to modify, enhance, upgrade or implement new systems, procedures and controls to reflect changes in our business or technological advancements, which could cause us to incur additional costs and require additional management attention, placing burdens on our internal resources.

The Company also relies on facilities, components, and services supplied by third parties, including data center facilities and cloud storage services. If these third parties cease to provide the facilities or services, experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in customer dissatisfaction and damage to our reputation and brands, and materially and adversely affect our business. The Company does not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in their service as a result of systems failures and similar events.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences.

The Company uses, transmits and stores confidential information including, among other things, personally identifiable information (“PII”) with respect to customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results. The Company’s business also requires it to share confidential information with third parties. Although we take steps to secure confidential information that is provided to third parties, such measures are not always, and may not always be, effective and losses or unauthorized access to or releases of confidential information occur and may occur in the future, and could materially adversely affect the Company’s reputation, financial condition and operating results.

For example, we may experience a security breach impacting our information technology systems that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair our ability to attract and retain customers for our products and services, impact the Company’s stock price, materially damage supplier relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against us.

The Company has implemented systems and processes intended to secure our information technology systems and prevent unauthorized access to or loss of sensitive data. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. In addition to the risks relating to general confidential information described above, we are also subject to specific obligations relating to payment card data. Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if we fail to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.

The Company has business operations located in non-U.S. countries which subject it to additional costs and risks that could adversely affect our operating results.

All of the operations of the Company take place outside of the U.S. Compliance with international laws and regulations that apply to their international operations likely involves some cost savings (e.g., compliance in an African country may cost less than U.S. compliance), while involving cost increases in other respects. However, our ultimate goal is to move into regulated U.S. markets in the future. As a result of our international operations, we are subject to, and will be subject to, a variety of risks and challenges in managing an organization operating in various countries, including those related to:

•	challenges caused by distance as well as language and cultural differences;
•	general economic conditions in each country or region;
•	regulatory changes;
•	political unrest, terrorism and the potential for other hostilities;
•	public health risks, particularly in areas in which we have significant operations;
•	longer payment cycles and difficulties in collecting accounts receivable;
•	difficulties in transferring funds from certain countries;
•	laws such as the UK Bribery Act 2010 and the U.S. Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials; and
•	reduced protection for intellectual property rights in some countries.

If we are unable to expand or adequately staff and manage our existing development operations located outside of the U.S., we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, and results of operations.

Other than Slovenia and Croatia, none of the Balkan nations have been offered membership in the European Union. However, Serbia was granted formal “EU candidate status” in 2012 and has been in formal accession negotiations since 2014. If Serbia were to join the European Union, the costs entailed in complying with newly-applicable European regulations could be significant and that could in turn materially adversely affect the Company’s business, financial condition, and results of operations.

The results of operations of the Company may be adversely affected by fluctuations in currency values.

The Company receives revenues and pays expenses in currencies other than the U.S. dollar, including Serbian Dinar (RSD), European Union Euros (EUR), British Pound Sterling (GBP), Mexican Peso, Bosnia-Herzegovina Convertible Mark (BAM), Peruvian Sol (PEN), and Tanzanian Shilling (TZS). Changes in the value of the currencies we receive revenues and pay expenses in, versus each other, and the U.S. dollar, could result in an adverse charge being recorded to the Company’s income statement. Our currency remeasurement gains and losses are charged against earnings in the period incurred.

The Company depends on the services of key personnel to execute its business strategy. If it loses the services of its key personnel or we are unable to attract and retain other qualified personnel, we may be unable to operate our business effectively.

We believe that the future success of the Company will depend on the services of a number of key management and operating personnel. Some of these key employees have strong relationships with our customers and our business may be harmed if these employees leave. In addition, the ability of the Company to manage growth depends, in part, on our ability to identify, hire and retain additional qualified employees. The Company faces intense competition for qualified individuals from numerous technologies, software and service companies. If we are unsuccessful in attracting and retaining these key management and operating personnel, our ability to operate our business effectively could be negatively impacted and our business, operating results and financial condition would be materially adversely affected.

The Company relies on third party cloud services and such providers or services have in the past, and may in the future, encounter technical problems and service interruptions.

The Company hosts its services on a combination of proprietary and cloud servers. Such servers have in the past and may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. The Company does not have control over the operations of the facilities or infrastructure of the third-party service providers that they use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. The continuing and uninterrupted performance of the Company’s platform will be critical to our success. The Company has experienced, and in the future may experience, interruptions, delays and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of the Company’s users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as the Company expands, and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings. Any of the above circumstances or events may harm our reputation, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs, and impair our ability to attract new customers, any of which could adversely affect our business, financial condition, and results of operations.

The operations of the Company rely heavily on an uninterrupted supply of electrical power.

Any unscheduled disruption in the supply of electrical power to the Company, our customers or our service providers, or the Internet in general, could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our operations, those of our customers or service providers. In the event such electrical power were to be out for a prolonged period of time, it could prevent the Company from generating revenues, result in a decrease in demand for our services or result in lawsuits or other litigation against us.

The business of the Company is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which we operate.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond the control of the Company. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals visiting casinos, whether land-based or online, or otherwise engaging in entertainment and leisure activities, including gaming. As a result, the Company cannot ensure that demand for our products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities, such as gaming. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce the Company’s cash flows and revenues. If the Company experiences a significant unexpected decrease in demand for its products, we could incur losses.

The Company’s results of operations could be affected by natural events in the locations in which we operate or where our customers or service providers operate and we do not currently have, and are not expected to have, insurance in place to mitigate such risks.

The Company, its customers and service providers have, and will have, operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or floods that could disrupt operations. Any serious disruption at any of our facilities or the facilities of our customers or service providers due to a natural disaster could have a material adverse effect on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could cause a significant disruption to our operations, cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. While we intend to seek insurance against certain business interruption risks, the Company does not currently have any insurance in place and any eventual insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of customers or suppliers may adversely affect our business, results of operations or financial condition.

The insurance coverage of the Company may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

The Company has insurance policies with coverage features and insured limits that it believes are customary in their breadth and scope. However, in the event of a substantial loss, the insurance coverage that the Company carries may not be sufficient to pay the full market value or replacement cost of its lost investment or could result in certain losses being totally uninsured. Market forces beyond our control may limit the scope of the insurance coverage we can obtain in the future or our ability to obtain coverage at reasonable rates, including officer and director insurance, which the Company may be unable to obtain on favorable terms, if at all. Certain catastrophic losses may be uninsurable or too expensive to justify obtaining insurance. As a result, if the Company were to suffer such a catastrophic loss it could have a material adverse effect on the operations of, and prospects of, the Company and we may not be successful in obtaining future insurance without increases in cost or decreases in coverage levels.

There is a risk that the Company’s network systems will be unable to meet the growing demand for its products and services.

The growth of internet usage has caused frequent interruptions and delays in processing and transmitting data over the internet. There can be no assurance that the internet infrastructure or the network systems of the Company will be able to meet the demand placed on them by the continued growth of the internet, the overall online gaming and interactive entertainment industry and their customers.

The internet’s viability as a medium for products and services offered by us could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the internet as a viable channel.

End-users of our products and services will depend on internet service providers and our system infrastructure (or those of their licensed partners) for access to us or their licensees’ products and services. Many of these services have experienced service outages in the past and could experience service outages, delays, and other difficulties due to system failures, stability, or interruption.

Malfunctions of third-party communications infrastructure, hardware and software expose the Company to a variety of risks it cannot control.

The business of the Company depends upon the capacity, reliability and security of the infrastructure owned by third parties over which the Company’s offerings are deployed. The Company has no control over the operation, quality, or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. The Company instead depends on these companies to maintain the operational integrity of their connections. If one or more of these companies is unable or unwilling to supply or expand their levels of service in the future, the operations of the Company could be adversely impacted. Also, to the extent the number of users of networks utilizing the Company’s future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that the products and services of the Company do not function properly and could therefore adversely affect the Company’s ability to attract and retain licensees, strategic partners, and customers.

The Company’s products are generally part of new and evolving industries, which presents significant uncertainty and business risks.

The gaming platforms, systems and gaming content industries are relatively new and continue to evolve. Whether these industries grow and whether their business will ultimately succeed, will be affected by, among other things, mobile platforms, legal and regulatory developments (such as passing new laws or regulations or extending existing laws or regulations to online gaming and related activities), taxation of gaming activities, data and information privacy and payment processing laws and regulations, and other factors that are unable to be predicted and which are beyond the control of the Company.

Given the dynamic evolution of these industries, it can be difficult to plan strategically, including as it relates to product launches in new or existing jurisdictions which may be delayed or denied, and it is possible that competitors will be more successful than the Company is at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation in new and existing jurisdictions, the Company may become subject to additional compliance-related costs, including regulatory infractions, licensing, and taxes. If our product offerings do not obtain popularity or maintain popularity, or if we fail to grow in a manner that meets our expectations, or if we cannot offer product offerings in particular jurisdictions that may be material to our business, then our results of operations and financial condition could be harmed.

Additionally, possible future changes in governmental regulations pose material risks to the Company. These changes may include amendments to existing rules or the introduction of new ones, shifts in regulatory focus or policy, or changes in the enforcement or interpretation of current rules and policies. These could lead to increased compliance costs, restrictions or prohibitions on current operations, or required alterations to the way the Company’s services are offered or marketed, any of which may result in a material adverse effect on the results of operations and financial condition of the Company.

The Company is subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

The Company is subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third party partners, representatives or agents who are not their employees, potentially exposing the Company to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing their international operations, the Company may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that the Company has violated any anti-corruption laws could have a material adverse impact on our businesses. Changes in trade sanctions laws may restrict their business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

Violations of these laws and regulations could result in significant fines, criminal sanctions against the Company, its officers or employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of their businesses and their inability to market and sell or offer the Company’s products or services in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

The Company also has to deal with significant amounts of cash in their operations and are, and will be, subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations could have a material adverse impact on their business.

Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact the ability of the Company to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancellation of existing licenses in other jurisdictions.

Compliance with the various regulations applicable to online gaming is costly and time-consuming. Regulatory authorities at the federal, state and local levels (both in the U.S. and in foreign jurisdictions) have broad powers with respect to the regulation and licensing of real money online gaming operations and may revoke, suspend, condition or limit the licenses of the Company, or those of our customers, impose substantial fines on us or our customers, and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. The Company strives to comply with all applicable laws and regulations relating to its business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose the Company or its customers to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect the business of the Company and/or those of our customers.

The gaming licenses of the Company, or its customers could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our (or our customer’s) eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause the Company to cease offering some or all of its offerings in the impacted jurisdictions or cause any of its customers to cease offering their products in those jurisdictions. The Company and its customers may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect its operations or those of its customers. The delay or failure to obtain or maintain licenses by the Company in any jurisdiction may prevent it from distributing its offerings, increasing its customer base and/or generating revenues. The Company may not be able to obtain and maintain the licenses and related approvals necessary to conduct its operations. Any failure by the Company or its customers to maintain or renew existing licenses, registrations, permits or approvals could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

The product offerings of the Company must be approved in most regulated jurisdictions in which they are offered; this process cannot be assured or guaranteed.

If the Company fails to obtain necessary gaming licenses in a given jurisdiction, we would likely be prohibited from distributing and providing our product offerings in that particular jurisdiction. If we fail to seek, do not receive, or receive a suspension or revocation of a license in a particular jurisdiction for our product offerings (including any related technology and software) then we cannot offer the same in that jurisdiction and our gaming licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions. We may not be able to obtain all necessary licenses in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our product offerings. If the Company is unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects.

To the extent new online gaming jurisdictions are established or expanded, the Company cannot guarantee it will be successful in penetrating such new jurisdictions or expanding its business or customer base in line with the growth of existing jurisdictions. As the Company directly or indirectly enters into new markets, it may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If the Company is unable to effectively develop and operate directly or indirectly within these new markets or if its competitors are able to successfully penetrate geographic markets that it cannot access or where it faces other restrictions, then the Company’s business, operating results and financial condition could be impaired. The failure of the Company to obtain or maintain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on its business.

Legislative and regulatory changes could negatively affect the business of the Company and the business of its customers.

Legislative and regulatory changes may affect demand for or place limitations on the placement of the products of the Company. Such changes could affect the Company in a variety of ways. Legislation or regulation may introduce limitations on their products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense. Our business will likely also suffer if our products become obsolete due to changes in laws or the regulatory framework. Moreover, legislation to prohibit, limit or add burdens to our business may be introduced in the future in jurisdictions where gaming has been legalized. In addition, from time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations or which may otherwise adversely impact our operations in the jurisdictions in which we operate and will operate in the future.

Legislative or regulatory changes negatively impacting the gaming industry as a whole, or the Company’s customers, in particular, could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

Material increases to taxes or the adoption of new taxes or the authorization of new or increased forms of gaming could have a material adverse effect on the future financial results of the Company.

We believe that the prospect of significant revenue is one of the primary reasons that jurisdictions permit or expand legalized gaming. As a result, gaming companies are typically subject to significant revenue-based taxes and fees in addition to normal federal, state and local income taxes, and such taxes and fees are subject to increase at any time. From time-to-time, federal, state, and local legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, worsening economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes, property taxes and/or by authorizing additional gaming properties each subject to payment of a new license fee. It is not possible to determine with certainty the likelihood of changes in such laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on the financial condition, results of operations, and cash flows of the Company. The large number of state and local governments with significant current or projected budget deficits makes it more likely that those governments that currently permit gaming will seek to fund such deficits with new or increased gaming or new or increased gaming taxes and/or property taxes and worsening economic conditions could intensify those efforts. Any new or increased gaming or the material increase or adoption of additional taxes or fees, could have a material adverse effect on the future financial results of the Company.

Additionally, changes in taxation rates or the taxation base could have a significant impact on the Company’s financial performance. For example, a shift from taxing gross income to a turnover-based approach could significantly increase the Company’s tax liabilities. However, the Company believes this risk is limited in the European Union which has issued Value Added Tax (VAT) Directive (article 135), which provides wide discretion to both member and candidates, as to whether to impose additional excise duties such as VAT on the betting and gambling industries. While this has been used as a precedent to counter similar draft legislations in various markets, the risk of changed taxation norms, remains. Currently, most global markets (including the vast majority of U.S. states) align with the U.K. model, taxing on gross revenue, avoiding the imposition of distinct, special tax duties beyond standard ones, similar to other industries. Changes in tax laws or requirements could have a material adverse effect on the results of operations and financial condition of the Company.

Gaming opponents may persist in their efforts to curtail the expansion of legalized gaming, which, if successful, could limit the growth of the Company’s operations.

There is significant debate over, and opposition to, land-based and interactive gaming. We cannot assure that this opposition will not succeed in preventing the legalization of gaming in jurisdictions where it is presently prohibited, prohibiting or limiting the expansion of gaming where it is currently permitted or causing the repeal of legalized gaming in any jurisdiction. Any successful effort to curtail the expansion of, or limit or prohibit, legalized gaming could have an adverse effect on the results of operations, cash flows and financial condition of the Company.

In addition, there is significant opposition in some jurisdictions to gaming (online or otherwise). Such opposition could lead these jurisdictions to adopt legislation or impose a regulatory framework to govern interactive gaming specifically. These could result in a prohibition on gaming or increase their costs to comply with these regulations, all of which could have an adverse effect on the results of operations, cash flows and financial condition of the Company.

The gaming industry is highly regulated, and the Company must adhere to various regulations and maintain applicable licenses to continue their operations. Failure to abide by regulations or maintain applicable licenses could be disruptive to their business and could adversely affect their operations.

The Company and its products are, and will be, subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which they do business and their products are used. Such entities currently block direct access to wagering on websites from jurisdictions in which they do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to their platforms and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, their payment service providers use their own identify and internet service provider (ISP) verification software. Despite all such measures, it is conceivable that a user, underage, or otherwise could devise a way to evade their blocking measures and access their website from the United States or any other foreign jurisdiction in which the Company is not currently permitted to operate.

Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, the Company may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations and our ability to maintain key personnel, and our efforts to comply with any new licensing regulations will increase our costs.

The Company may be unable to obtain licenses in new jurisdictions.

The Company is subject to regulation in any jurisdiction where our customers access our websites. To expand into any such jurisdiction, we may need to be licensed, or obtain approvals of our products or services. If they do not receive a license, or receive a revocation of a license, in a particular jurisdiction for our products, we would not be able to sell or place our products or services in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for the business of the Company.

Additionally, in some markets such as Malta and Cyprus, some of the Company’s main services and products require approval from relevant governmental authorities – i.e., gaming commissions. However, the process for this approval is transparent and typically lasts a few weeks. In the event the Company is delayed in obtaining, or prevented from obtaining, future approvals, it could have a material adverse effect on the results of operations and financial condition of the Company, and as a result, the Company.

The Company relies on its management and if they were to leave its business could be adversely affected.

The Company is largely dependent upon the personal efforts and abilities of its existing management, including the MeridianBet Group’s Chief Executive Officer Zoran Milošević, who plays an active role in the operations of the MeridianBet Group and the Company’s Chief Executive Officer, Anthony Brian Goodman, who plays an active role in our operations. Moving forward, should the services of Mr. Milošević or Mr. Goodman be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individuals with suitably trained alternative individual(s), we may be forced to scale back or curtail our operations.

The Company does not have any key person life insurance policies on our executive officers. If our executive officers do not devote sufficient time towards their business, the Company’s results of operations, cash flow and revenues, may suffer.

Potential competition from existing executive officers, after they leave our employment, and subject to the non-compete terms of the Purchase Agreement, could negatively impact the profitability of the Company.

Each of the Sellers agreed to a three year non-compete, agreeing to not compete against the Company following the Closing in Serbia, Bosnia and Herzegovina, Montenegro, and Malta, in connection with the manufacturing, selling, creating, renting, marketing, producing, undertaking, developing, supplying, or otherwise dealing with or in any product or service, that the MeridianBet Group or the Company or any of their respective subsidiaries and/or any of their respective affiliates or subsidiaries is researching, developing, manufacturing, distributing, selling and/or providing at any time during the two years prior to any competitive action by any Seller, in the betting and gambling industry (subject to the terms of, and exceptions set forth in, the Purchase Agreement), However, none of the Sellers will be prohibited from competing with us after such three year period; none of the executive officers or employees of MeridianBet Group or its subsidiaries will be restricted from competing against us at any time; and none of the Sellers will be restricted from competing against us in any jurisdictions other than Serbia, Bosnia and Herzegovina, Montenegro, and Malta, including, but not limited to in other jurisdictions where the Company operates.

Accordingly, any of these individuals could be in a position to use industry experience gained while working with us to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or have a material adverse effect on our revenues, results of operations and cash flows. Any of the foregoing could reduce our future revenues, earnings or growth prospects. Additionally, the ability of the Company to enforce the non-compete provisions set forth in the Purchase Agreement in foreign jurisdictions may be limited by the laws of such jurisdictions, which may prohibit or ban non-competes, or result in the terms thereof being limited, reduced, modified or void.

The operations of the Company are seasonal.

Like many businesses in the gaming and betting industry, the Company experiences a degree of seasonality in its operations. In particular, our sports betting segment can be affected by the annual sports calendar. The months of late June and the first week of July tend to have less sports betting activity in certain markets due to a decline in major sporting events during this period. This is because many prominent sports leagues, such as football (soccer) and basketball, conclude their seasons in the late spring, and there’s often a pause before other significant sporting events begin in mid-July and early October respectively. This is less significant in certain sports such as football (soccer), where the Northern Hemisphere’s summer often includes major international events such as the World Cup, European Cup, and Olympic games. It is also mitigated by the Company’s other revenue streams.

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results including foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

The Company expects to derive more than 90% of its revenue from transactions denominated in currencies other than the United States dollar and that 100% of the Company’s operations will take place in jurisdictions other than the United States. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, our businesses may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where they conducts their business, the Company’s may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or enforcing American judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on the Company. Some countries in which the Company may operate may be considered politically and economically unstable.

Doing business in the industries in which the Company operates often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Management is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase the Company’s cost of doing business or affect its operations in any area.

The Company may in the future enter into agreements and conduct activities outside of the jurisdictions where they currently carry on business, which expansion may present challenges and risks that we have not faced in the past, any of which could adversely affect their results of operations and/or financial condition.

In addition, as the majority of the Company’s revenue is generated from transactions denominated in currencies other than the United States dollar, fluctuations in the exchange rate between the United States Dollar (USD), Serbian Dinar (RSD), European Union Euros (EUR), British Pound Sterling (GBP), Mexican Peso, Bosnia-Herzegovina Convertible Mark (BAM), Peruvian Sol (PEN), Tanzanian Shilling (TZS), and other currencies may have a material adverse effect on their business, financial condition and operating results. The Company’s consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. The Company are exposed to currency exchange rate fluctuations because portions of their revenue and expenses are denominated in currencies other than the United States dollar, particularly the Serbian Dinar (RSD), European Union Euros (EUR), British Pound Sterling (GBP), Mexican Peso, Bosnia-Herzegovina Convertible Mark (BAM), Peruvian Sol (PEN), and Tanzanian Shilling (TZS). In particular, uncertainty regarding global economic conditions and the current debt crisis poses a risk to the stability of each of the aforementioned currencies. Exchange rate fluctuations could adversely affect their operating results and cash flows and the value of their assets outside of the United States. If a foreign currency is devalued in a jurisdiction in which the Company is paid in such currency, then its customers may be required to pay higher amounts for their products, which they may be unable or unwilling to pay.

While the Company may enter into forward currency swaps and other derivative instruments intended to mitigate the foreign currency exchange risk, there can be no assurance it will do so or that any instruments that it enters into will successfully mitigate such risk. If we enter into foreign currency forward or other hedging contracts, we would be subject to the risk that a counterparty to one or more of these contracts may default on its performance under the contracts. During an economic downturn, a counterparty’s financial condition may deteriorate rapidly and with little notice, and they may be unable to take action to protect their exposure. In the event of a counterparty default, we could lose the benefit of any hedging contract, which may harm our business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any benefit lost as a result of that counterparty’s default may be limited by the liquidity of the counterparty. We expect that the Company will not be able to hedge all of our exposure to any particular foreign currency, and we may not hedge our exposure at all with respect to certain foreign currencies. Changes in exchange rates and our limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on the liquidity and results of operations of the Company.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, the Company may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, licensing and registration issues, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend the Company against claims by third parties, or to enforce any rights that the Company may have against third parties, may be necessary, which could result in substantial costs and diversion of the Company’s resources, causing a material adverse effect on our business, financial condition and results of operations. The Company may from time to time in the future be party to various and at times numerous legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

MeridianBet Group’s operations are subject to potential future disruptions from military activities, skirmishes, coups, terrorist activities and wars, in the Balkans.

The Balkans are a geographical area located in southeastern Europe including Albania, Bosnia and Herzegovina, Bulgaria, Greece, Kosovo, Montenegro, North Macedonia, European Turkey, and large parts of Croatia and Serbia. Sometimes the term also includes Romania and southern parts of Slovenia. A significant portion of the operations of MeridianBet Group, are located in the Balkans (particularly revenues earned by Meridian Serbia and Meridian Montenegro). The Balkans have historically been the subject of numerous wars and skirmishes, including in the 1990s – in Croatia, Bosnia and Herzegovina, Serbia, Montenegro, Slovenia, Macedonia and Kosovo, and in the 2000s – in Macedonia. While the area has seen significantly more peace in recent years, ethnic and political tensions still exist in the region and future wars, skirmishes, coups, terrorist activities and political tensions, may create unrest, result in public services or utilities becoming unavailable, result in the unavailability of electricity or internet connectivity, and/or create damage to, the inability of MeridianBet Group to use or operate, its facilities. In recent years, for example, there have been increasing tensions between Serbia and its neighbors, including Montenegro and the disputed territory of Kosovo (the final status of which remains unsettled). Any of the above may have a material adverse effect on the results of operations and cash flows of the Company; result in significant losses, which may not be insured; and/or prevent certain subsidiaries of the Company from operating for prolonged periods of time.

The Company will likely need to raise funding to pay the post-closing obligations associated with the Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution.

The consideration payable to the Sellers includes cash and stock which will come due in the future. The purchase price includes: (i) $5,000,000 in cash and 5,000,000 restricted shares of Company common stock, due within five business days following the six month anniversary of the Closing if (and only if) the Company has determined that: the Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Purchase Agreement, or any of the other transaction documents entered into in connection therewith; (ii) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing; and (ii) promissory notes in the amount of $15,000,000, due 24 months after the Closing. The Company also currently owes $3 million under the Deferred Cash Convertible Promissory Note with Milovanović.

The Company will likely need to raise funds in the future to pay such amounts (or certain portions thereof) to the Sellers. Debt funding may not be available on favorable terms, if at all. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, we may be in breach of the Purchase Agreement, and the Sellers may seek damages from us as a result of such breach.

Additionally, the payment of interest on any debt funding, or dividends on any equity funding, may be material, and may decrease the funds available for operations. Furthermore, covenants in any debt or equity funding, may make it harder or more expensive for us to raise funding in the future.

The Company relies on third-party providers to validate the identity and identify the location of their users, and if such providers fail to perform adequately or provide accurate information or they do not maintain business relationships with them, the business, financial condition and results of operations of the Company could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that the Company relies on will perform adequately, or be effective. The Company relies on geolocation and identity verification systems to ensure they we in compliance with certain applicable laws and regulations, and any service disruption to those systems would prohibit them from operating and adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in them inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access such product offerings, in each case based on an inaccurate identity or geographic location determination. Their third-party geolocation service providers rely on their ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by their third-party service providers may result in the inability of the Company to accurately determine the location of users. Moreover, our inability to maintain existing contracts with third-party service providers, or to replace them with equivalent third parties, may result in their inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, the Company may be subject to disciplinary action, fines or lawsuits, may lose licenses, and our business, financial condition and results of operations could be adversely affected.

The Company relies on third-party payment processors to process deposits and withdrawals made by users, and if they cannot manage their relationships with such third parties and other payment-related risks, their business, financial condition and results of operations could be adversely affected.

The Company relies a limited number of third-party payment processors to process deposits and withdrawals made by users. If any of their third-party payment processors terminates their relationship or refuses to renew their agreements on commercially reasonable terms, the Company would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet the expectations of the Company, may contain errors or vulnerabilities, may be compromised or experience outages. Any of these risks could cause the Company to lose its ability to accept online payments or other payment transactions or make timely payments to its users, any of which could make their technology less trustworthy and convenient and adversely affect its ability to attract and retain users, or comply with applicable laws and regulations.

Nearly all of the Company payments are made by credit card, debit card or through other third-party payment services, which subjects it to certain regulations and the risk of fraud. They may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments that we accept from users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our product offerings less convenient and attractive to users. If any of these events were to occur, the business, financial condition and results of operations of the Company could be adversely affected. Additionally, we may be subject to fines or penalties for failing to comply with applicable rules and regulations which could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Our Facility Agreement requires that we meet certain ratios and comply with certain positive and negative covenants. Our failure to comply with those requirements may result in an event of default occurring under our Facility Agreement, and the lender thereunder requiring us to pay amounts due or foreclosing on our assets.

The Facility Agreement includes certain customary representations, warranties and covenants of Meridian Serbia, and requires Meridian Serbia to meet certain annual financial ratios, including maintaining a ratio of net debt/EBITDA of less than or equal to 3.0x, determined on an annual basis, beginning on December 31, 2024. Pursuant to the terms of the Facility Agreement, Meridian Serbia is prohibited from declaring a dividend or making any payment on Meridian Serbia’s share capital, repaying any debt to any of its shareholders, granting loans to any party, or making any payment to any affiliates, without the prior written consent of Unicredit Bank, to the extent any of the forgoing would exceed 6,000,000 Euros (approximately $6,460,000) in aggregate on an annual basis, provided that for 2024, such limit is increased by 20,000,000 Euros (approximately $21,500,000).

Events of default under the Facility Agreement include the failure to timely pay amounts thereunder when due, breaches by Meridian Serbia or us under the Facility Agreement or Guaranty (assuming that is entered into), respectively, and/or other security agreements securing such documents, if Meridian Serbia’s accounts are blocked for more than 15 consecutive days, if Meridian Serbia fails to provide any required security pursuant to the terms of the Facility Agreement within 15 calendar days from the date of Unicredit Bank’s request, if 20% or more of Meridian Serbia’s assets are seized or impaired, by any judgment or order, if a liquidation or bankruptcy of Meridian Serbia occurs, the occurrence of a material adverse effect on Meridian Serbia, if a change of control of Meridian Serbia occurs, or Meridian Serbia’s failure to comply with the required net debt/EBITDA ratio.

If an event of default occurs under the Facility Agreement, Unicredit Bank can declare all amounts owed under the Facility Agreement immediately due and payable, prohibit the lending of any additional funds to Meridian Serbia, and charge the amount of default interest as is in compliance with applicable statutory regulations.

Amounts borrowed under the Facility Agreement are secured by a mortgage on substantially all of Meridian Serbian’s real estate; a pledge by Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”)(which is wholly-owned by the Company and which in turn owns 100% of Meridian Serbia) of all of the outstanding capital stock of Meridian Serbia; a pledge by the Company of all of its ownership in Golden Matrix Serbia; and an assignment of Meridian Serbia’s insurance policies. It is also expected that the Facility Agreement will be secured by the terms of a Guaranty Agreement to be entered into by the Company in favor of Unicredit Bank (discussed below).

We guaranteed the full amount owed to Unicredit Bank pursuant to our entry into a Guaranty Agreement.

If an event of default occurs under the Facility Agreement, make enforce their guaranty, enforce their security interests, attempt to foreclose on our assets or securities or those of MeridianBet Group, which could force us to curtail certain of our assets or sell assets or operations to raising funding. As a result, our cash flows, assets and operations, may be materially affected and the value of our securities may decline in value.

Our Convertible Note with the Investor is secured by a Security Agreement over substantially all of our assets and a pledge of the securities of certain of our subsidiaries.

On July 2, 2024, we entered into a Securities Purchase Agreement with Lind Global Asset Management VIII LLC, a Delaware limited partnership, pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000.

In connection with the issuance of the Note, the Company entered into a Security Agreement with the Investor dated July 2, 2024, whereby the Company granted a security interest in, and pledges and assigns to the Investor over, all personal and fixture property of every kind and nature and all proceeds and products thereof of the Company, subject to the liens held by Unicredit Bank Serbia JSC Belgrade, to secure the payment and performance in full of all of the obligations of the Company to the Investor.

In addition, on July 2, 2024, we and the Investor entered into a Pledge Agreement pursuant to which the Company pledged to the Investor all of the Company’s rights, title and interest in and to all stock and other equity interests the Company owns in RKings Competitions Ltd. and GMG Assets Limited, its wholly-owned subsidiaries, to secure the repayment of the Note.

After such time as the principal amount of the Note is $6,000,000 or less and, so long as no event of default has occurred and is continuing, at the request of the Company, the Investor agreed to release its lien on its collateral under the Security Agreement and Pledge Agreement.

As a result of the above, the Investor, in the event of the occurrence of a default under the Note may enforce its security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, and/or force us to curtail or abandon certain of our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could lose value.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On July 15, 2024, the Board approved the purchase of up to $5 million in shares of the Company’s common stock. No shares of common stock were purchased during the quarter ended June 30, 2024 or to date, and the repurchase program is scheduled to expire on July 15, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2024, and from the period from July 1, 2024 to the filing date of this Report, except as follows:

Recent sales of unregistered securities during the quarter ended June 30, 2024.

On June 3, 2024, 30,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in May 2024.

Recent sales of unregistered securities subsequent to our fiscal quarter ended June 30, 2024.

On July 3, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in June 2024.

On August 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in July 2024.

We claim an exemption from registration for the issuance of the shares of common stock described above pursuant to Section 4(a)(2), Rule 506(b) and/or Regulation S of the Securities Act since the shares of common stock were issued to an “accredited investor”, a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to an offshore transaction, and no directed selling efforts were made in the United States by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing or a person who had access to similar information which would be available in a registration statement filed pursuant to the Securities Act. The securities are subject to transfer restrictions, and the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchases of equity securities by the issuer and affiliated purchasers

On July 15, 2024, the Board approved the purchase of up to $5 million in shares of the Company’s common stock for the purpose of mitigation of significant overhang on the market for the Company’s common stock; attractive use of the Company’s capital to purchase stock at current prices; a more tax-efficient way of returning capital to stockholders compared to declaring cash dividends; and accretion to earnings per share. No shares of common stock were purchased during the quarter ended June 30, 2024, and the repurchase program is scheduled to expire on July 15, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) Other Information. To the extent that the First Amendment (discussed below) represented a material definitive agreement, the Company is providing the below disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01, provided that such disclosures below shall not be deemed an admission by the Company that such agreement represented a material definitive agreement.

On June 28, 2024, Meridian Serbia entered into a First Amendment Agreement with Unicredit Bank, amending the Facility Agreement entered into between the parties on May 1, 2024, dated as of April 30, 2024 (the “First Amendment”). Pursuant to the First Amendment, the Facility Agreement was amended to allow for a six month grace period for the payment of accrued interest, during which period Meridian Serbia was not required to pay interest under the Facility Agreement, with all interest accrued during such six month grace period payable on November 18, 2024, and to extend the date that certain documents and a certain legal opinion were due following the parties entry into the Facility Agreement until September 30, 2024 (from 30 days after the effective date of the facility).

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event described below, we have elected to make the following disclosures in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01:

On August 9, 2024, the Company and the Investor entered into a First Amendment to Senior Secured Convertible Promissory Note to amend the events of default set forth in the Secured Convertible Note to provide that it will be an event of default if the Company’s market capitalization is below $250 million for ten consecutive days at any time after December 31, 2024 (previously such applicable starting date for that covenant was the date the Secured Convertible Note was sold).

* * * * *

As a result of the July 2, 2024 sale of the Secured Convertible Note, and the $1.75 floor price associated therewith, the exercise price of those certain warrants to purchase up to 496,429 shares of common stock sold in October 2021, which have an expiration date of October 28, 2024, and originally had an exercise price of $8.63 per share, were automatically re-priced, pursuant to the terms of such warrants, to have an exercise price of $1.75 per share.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

•	On May 28, 2024, Weiting ‘Cathy’ Feng, the Company’s Chief Operating Officer and Director terminated her 10b5-1 trading arrangement.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
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
2.4

Third Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated April 8, 2024, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.4	4/9/2024	001-41326

98

2.5#

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated June 17, 2024, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

		8-K	2.5	6/21/2024	001-41326
3.1	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024	8-K	3.1	4/9/2024	001-41326
3.2	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024	8-K	3.3	4/9/2024	001-41326
3.3	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024	8-K	3.2	4/9/2024	001-41326
4.1	Common Stock Purchase Warrant (750,000 shares of common stock), dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC	8-K	4.1	7/3/2024	001-41326
10.1≠	Golden Matrix Group, Inc. 2023 Equity Incentive Plan	8-K/A	10.1	4/4/2024	001-41326
10.2	Nominating and Voting Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	4/9/2024	001-41326
10.3	Day-to-Day Management Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc. and Zoran Milošević	8-K	10.2	4/9/2024	001-41326
10.4	Promissory Note dated April 9, 2024, in the amount of $13,125,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.3	4/9/2024	001-41326
10.5	Promissory Note dated April 9, 2024, in the amount of $1,250,000 representing amounts owed by Golden Matrix Group, Inc. to Zoran Milošević	8-K	10.4	4/9/2024	001-41326
10.6	Promissory Note dated April 9, 2024, in the amount of $625,000 representing amounts owed by Golden Matrix Group, Inc. to Snežana Božović	8-K	10.5	4/9/2024	001-41326
10.7	Facility Agreement dated April 30, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd	8-K	10.1	5/7/2024	001-41326
10.8≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(director, officer and employee awards – May 2024)	8-K	10.2	5/10/2024	001-41326
10.9≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(Meridian Company employee awards – May 2024)	8-K	10.3	5/10/2024	001-41326
10.10≠	Form of First Amendment to RSU Award Agreement (Director awards – May 2024)	8-K	10.1	5/10/2024	001-41326
10.11	Guaranty Agreement dated May 16, 2024, by Golden Matrix Group, Inc. in favor of Unicredit Bank Serbia JSC Belgrade	8-K	10.1	5/20/2024	001-41326
10.12	Debt Conversion Agreement dated June 17, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	6/21/2024	001-41326
10.13	Deferred Compensation Convertible Promissory Note dated June 17, 2024, in the amount of $3,000,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.2	6/21/2024	001-41326
10.14≠	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated June 18, 2024	8-K	10.3	6/21/2024	001-41326

10.15≠	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated June 18, 2024		8-K	10.4	6/21/2024	001-41326
10.16≠	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Zoran Milošević		8-K	10.5	6/21/2024	001-41326
10.17≠	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Snežana Božović		8-K	10.6	6/21/2024	001-41326
10.18#	Securities Purchase Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 2, 2024		8-K	10.1	7/3/2024	001-41326
10.19	$12,000,000 Senior Secured Convertible Promissory Note, dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC		8-K	10.2	7/3/2024	001-41326
10.20	Security Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 1, 2024		8-K	10.3	7/3/2024	001-41326
10.21	Pledge Agreement, dated July 2, 2024, Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC		8-K	10.4	7/3/2024	001-41326
10.22*	Loan Agreement between Meridianbet Doo and Hipotekarna Bank AD Podgorica dated March 21, 2024	x
10.23*	Loan Agreement between Igor Salindrija, as lender and Meridian Gaming Limited, as borrower, dated April 1, 2024	x
10.24*	First Amendment Agreement to Facility Agreement dated June 28, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd	x
10.25*	First Amendment to Senior Secured Convertible Promissory Note, dated and effective August 9, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC	x
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

≠ Indicates management contract or compensatory plan or arrangement.

£ Certain personal information which would constitute an unwarranted invasion of personal privacy has been redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN MATRIX GROUP, INC.

Dated: August 13, 2024	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2024	/s/ Omar Jimenez
Omar Jimenez
Its: Chief Financial Officer & Chief Compliance Officer (Principal Accounting/Financial Officer)

