Form 10-Q
period 2024-09-30
Golden Matrix Group, Inc.
filed 2024-11-12
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, there were 128,902,717 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Because the Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock on the Closing Date (with Aleksandar Milovanović (“Milovanović” owning 58.8%), and became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company, the Purchase was accounted for as a reverse merger and recapitalization of the Company under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with the MeridianBet Group as the accounting acquirer and the Company as the accounting acquiree.

Therefore, the historical basis of MeridianBet Group’s assets and liabilities has not been remeasured as a result of the acquisition. Instead, as described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES” and in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”, below, the assets and liabilities of Golden Matrix have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

On, and effective on, April 5, 2024, the Board of Directors of the Company approved a change in the Company’s fiscal year end from October 31st to December 31st, to align the Company’s fiscal year end with that of MeridianBet Group. As a result of the timing of the Purchase, the Company was not required to file a quarterly report for the quarter ended March 31, 2024. For more information regarding MeridianBet Group’s financial results for the quarter ended March 31, 2024, see the Current Report on Form 8-K/A filed by the Company with the Securities and Exchange Commission on June 4, 2024, which includes financial statements of MeridianBet Group for the quarters ended March 31, 2024 and 2023.

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

•	dilution caused by the conversion of outstanding preferred stock, convertible notes and warrants, and/or acquisitions;

•	the Company’s ability to complete acquisitions, and the available funding for such acquisitions, disruptions caused by acquisitions, and other risks associated therewith;

•	the reliance on suppliers of third-party gaming content and the cost of such content;

•	the ability of the Company to obtain additional gaming licenses and maintain existing gaming licenses;

•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;

•	the ability of the Company to manage growth;

•	the Company’s expectations for future growth, revenues, and profitability;

•	the Company’s expectations regarding future plans and timing thereof;

•	the Company’s reliance on its management;

•	the fact that Aleksandar Milovanović has voting control over the Company;

•	related party relationships as well as conflicts of interest related thereto;

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

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset.

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments.

•	the risks relating to protection of the players’ deposits; and

•	Risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Balance Sheets
	As of	As of
	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$38,404,951	$20,405,296
Accounts receivable, net	8,496,716	2,674,967
Accounts receivable – related parties	663,636	399,580
Taxes receivable	301,349	997,778
Inventory	4,414,399	133,905
Prepaid expenses	1,374,534	328,400
Other current assets	3,013,530	1,989,476
Total current assets	56,669,115	26,929,402

Non-current assets:
Goodwill & intangible assets, net	117,351,145	15,107,422
Property, plant & equipment, net	29,180,941	27,826,594
Investments	240,152	237,828
Deposits	5,997,157	5,586,495
Operating lease right-of-use assets	4,036,771	4,147,375
Other non-current assets	16,484	17,864
Total non-current assets	156,822,650	52,923,578
Total assets	$213,491,765	$79,852,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,252,903	$8,751,562
Accounts payable - related parties	21,555	12,605
Current portion of operating lease liability	1,427,983	2,299,317
Current portion of long-term loan	17,491,098	-
Taxes payable	3,310,929	6,137,513
Other current liabilities	1,164,523	581,644
Deferred revenues	1,251,287	-
Contingent liability	2,139,122	-
Current portion of consideration payable	30,331,867	-
Total current liabilities	69,391,267	17,782,641

Non-current liabilities:
Non-current portion of operating lease liability	2,603,992	1,795,870
Non-current portion of long-term loan	16,167,631	-
Other non-current liabilities	134,176	287,920
Non-current portion of consideration payable - Meridian acquisition	25,000,000	-
Convertible note	1,606,882	-
Total non-current liabilities	45,512,681	2,083,790
Total liabilities	$114,903,948	$19,866,431

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 300,000,000 shares authorized; 122,708,617 and 83,475,190 shares issued and outstanding, respectively	$1,227	$835
Stock payable	120,000	-
Stock payable – related party	120,664	-
Additional paid-in capital	38,431,527	3,044,894
Treasury stock, at cost (September 2024 – 700 shares)	(1,671)	-
Accumulated other comprehensive income (loss)	(3,595,263)	(3,307,578)
Accumulated earnings	59,177,236	59,296,675
Total shareholders’ equity of GMGI	94,253,720	59,034,826
Noncontrolling interests	4,334,097	951,723
Total equity	98,587,817	59,986,549
Total liabilities and equity	$213,491,765	$79,852,980

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$40,992,329	$22,209,657	$105,258,158	$67,724,779
Cost of goods sold	(18,589,162)	(6,116,688)	(43,477,519)	(17,943,260)
Gross profit	22,403,167	16,092,969	61,780,639	49,781,519

Operating expenses
Selling, general and administrative expenses	23,379,550	12,863,262	58,937,789	37,797,023
Income (loss) from operations	(976,383)	3,229,707	2,842,850	11,984,496

Other income (expense):
Interest expense	(790,193)	(4,049)	(827,048)	(31,930)
Interest earned	58,475	25,807	163,023	35,532
Foreign exchange gain (loss)	(219,060)	366,183	(337,581)	320,852
Other income	495,654	219,145	1,498,563	725,372
Total other income (expense)	(455,124)	607,086	496,957	1,049,826
Net income (loss) before tax	(1,431,507)	3,836,793	3,339,807	13,034,322
Provision for income taxes	1,864,122	316,733	2,670,788	1,148,270
Net income (loss)	$(3,295,629)	$3,520,060	$669,019	$11,886,052
Less: Net income attributable to noncontrolling interest	109,935	41,771	18,924	171,159
Net income (loss) attributable to GMGI	$(3,405,564)	$3,478,289	$650,095	$11,714,893

Weighted average ordinary shares outstanding:
Basic	121,510,697	83,475,190	108,570,269	83,475,190
Diluted	121,510,697	83,475,190	115,016,974	83,475,190
Net earnings (losses) per ordinary share attributable to GMGI:
Basic	$(0.03)	$0.04	$0.01	$0.14
Diluted	$(0.03)	$0.04	$0.01	$0.14

Net income (loss)	$(3,295,629)	$3,520,060	$669,019	$11,886,052
Foreign currency translation adjustments	1,818,258	(1,492,622)	(287,685)	(1,316,847)
Comprehensive income (loss)	(1,477,371)	2,027,438	381,334	10,569,205
Less: Net income attributable to noncontrolling interest	109,935	41,771	18,924	171,159
Comprehensive income (loss) attributable to GMGI	$(1,587,306)	$1,985,667	$362,410	$10,398,046

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Earnings	GMGI	interest	Equity

Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	-	$-	$3,044,894	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Fair value of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363,450	3,363,450
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	(287,685)	-	(287,685)	-	(287,685)
Shares issued for vested RSUs	-	-	-	-	560,750	6	-	-	(6)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	-	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	100,000	1	-	-	564,399	120,000	120,664	-	-	805,064	-	805,064
Shares issued as consideration to acquire subsidiaries	-	-	-	-	810,390	8	-	-	1,689,655	-	-	-	-	1,689,663	-	1,689,663
Shares issued for debt conversion	-	-	-	-	1,000,000	10	-	-	1,999,990	-	-	-	-	2,000,000	-	2,000,000
FV of warrant granted	-	-	-	-	-	-	-	-	1,007,482	-	-	-	-	1,007,482	-	1,007,482
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	2,447,739	-	-	-	-	2,447,739	-	2,447,739
Purchase of treasury stock	-	-	-	-	-	-	(700)	(1,671)	-	-	-	-	-	(1,671)	-	(1,671)
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Recapitalization	1,000	-	-	-	36,742,287	367	-	-	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Profit for the period	-	-	-	-	-	-	-	-	-	-	-	-	650,095	650,095	18,924	669,019
Balance at September 30, 2024	1,000	$-	1,000	$-	122,708,617	$1,227	(700)	$(1,671)	$38,431,527	$120,000	$120,664	$(3,595,263)	$59,177,236	$94,253,720	$4,334,097	$98,587,817

See accompanying notes to consolidated financial statements.

For the Three Months Ended September 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Earnings	GMGI	interest	Equity
Balance at June 30, 2024	1,000	$-	1,000	$-	120,801,977	$1,208	-	$-	$32,210,148	$120,000	$30,166	$(5,413,521)	$62,582,800	$89,530,801	$860,712	$90,391,513
Fair value of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363,450	3,363,450
Other comprehensive income	-	-	-	-	-	-	-	-	-	-	-	1,818,258	-	1,818,258	-	1,818,258
Shares issued for vested RSUs	-	-	-	-	26,250	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	70,000	1	-	-	384,399	-	90,498	-	-	474,898	-	474,898
Shares issued as consideration to acquire subsidiaries	-	-	-	-	810,390	8	-	-	1,689,655	-	-	-	-	1,689,663	-	1,689,663
Shares issued for debt conversion	-	-	-	-	1,000,000	10	-	-	1,999,990	-	-	-	-	2,000,000	-	2,000,000
FV of warrant granted	-	-	-	-	-	-	-	-	1,007,482	-	-	-	-	1,007,482	-	1,007,482
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	1,139,853	-	-	-	-	1,139,853	-	1,139,853
Purchase of treasury stock	-	-	-	-	-	-	(700)	(1,671)	-	-	-	-	-	(1,671)	-	(1,671)
Profit for the period	-	-	-	-	-	-	-	-	-	-	-	-	(3,405,564)	(3,405,564)	109,935	(3,295,629)
Balance at September 30, 2024	1,000	$-	1,000	$-	122,708,617	$1,227	(700)	$(1,671)	$38,431,527	$120,000	$120,664	$(3,595,263)	$59,177,236	$94,253,720	$4,334,097	$98,587,817

See accompanying notes to consolidated financial statements.

For the Nine Months Ended September 30, 2023

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2022	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(4,133,352)	$47,393,096	$46,305,473	$759,375	$47,064,848
Other comprehensive income (loss)	-	-	-	-	-	-	-	(1,316,847)	-	(1,316,847)	-	(1,316,847)
Dividends	-	-	-	-	-	-	-	-	(1,411,830)	(1,411,830)	(2,240)	(1,414,070)
Profit for the period	-	-	-	-	-	-	-	-	11,714,893	11,714,893	171,159	11,886,052
Balance at September 30, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(5,450,199)	$57,696,159	$55,291,689	$928,294	$56,219,983

See accompanying notes to consolidated financial statements.

For the Three Months Ended September 30, 2023

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at June 30, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(3,957,577)	$54,692,331	$53,780,483	$888,763	$54,669,246
Other comprehensive income (loss)	-	-	-	-	-	-	-	(1,492,622)	-	(1,492,622)	-	(1,492,622)
Dividends	-	-	-	-	-	-	-	-	(474,461)	(474,461)	(2,240)	(476,701)
Profit for the period	-	-	-	-	-	-	-	-	3,478,289	3,478,289	41,771	3,520,060
Balance at September 30, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(5,450,199)	$57,696,159	$55,291,689	$928,294	$56,219,983

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$669,019	$11,886,052
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	3,252,803	-
Non-cash interest expense related to debt discount amortization	729,059	-
Amortization of intangible assets	4,317,523	1,357,453
Depreciation of property, plant and equipment	3,173,473	2,670,258
Bad debt expense	218,800	108,742

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,030,489)	(214,831)
(Increase) decrease in accounts receivable – related party	62,166	(189,697)
(Increase) decrease in taxes receivable	696,429	344,042
(Increase) decrease in prepaid expenses	(783,980)	34,149
(Increase) decrease in other current assets	(494,078)	(419,984)
(Increase) decrease in inventories	(1,131,848)	5,415
(Increase) decrease in deposits	(471,700)	(354,158)
(Increase) decrease in other non-current assets	(344,476)	28,707
Increase (decrease) in accounts payable and accrued liabilities	1,441,319	(231,972)
Increase (decrease) in accounts payable – related party	(2,981)	(3,200)
Increase (decrease) in taxes payable	(3,903,981)	22,987
Increase (decrease) in deferred revenues	74,422	-
Increase (decrease) in customer deposit	23,938	-
Increase (decrease) in other current liabilities	299,028	(24,195)
Increase (decrease) in due to shareholders	-	(137,114)
Increase (decrease) in other liabilities	-	(976,082)
Increase (decrease) in operating lease liabilities	1,522,653	1,412,832
Net cash provided by operating activities	$7,317,099	$15,319,404

Cash flows from investing activities:
Cash paid for intangible assets	(9,598,234)	(4,261,243)
Cash paid for investments	(2,324)	3,995
Cash paid for property, plant and equipment	(3,979,633)	(3,470,626)
Cash paid for purchase of subsidiaries	(4,452,143)	-
Cash assumed from investment in subsidiaries	2,265,276	-
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(23,294,833)	-
Cash assumed from acquisition with Golden Matrix	17,355,360	-
Net cash used in investing activities	$(21,706,531)	$(7,727,874)

Cash flows from financing activities:
Repayment on debt	(1,174,383)	-
Proceeds from loans and borrowings	26,870,400	-
Proceeds from sale of note and warrant	9,685,305	-
Repayment of lease	(1,928,562)	(1,644,714)
Payments of dividends	(769,534)	(1,419,205)
Share repurchase	(1,671)	-
Proceeds from option exercise	34,800	-
Net cash provided by (used in) financing activities	$32,716,355	$(3,063,919)

Effect of exchange rate changes on cash	(327,268)	(1,297,094)

Net increase in cash and cash equivalents	17,999,655	3,230,517
Cash and cash equivalents at beginning of year	20,405,296	13,109,447
Cash and cash equivalents at end of the quarter	38,404,951	16,339,964

Supplemental cash flows disclosures
Interest paid	$89,455	$31,930
Tax paid	$2,712,786	$936,212
Non-cash financing activities
Debt conversion	$2,000,000	$-

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiaries, collectively, “GMGI” “we”, “our”, “us”, or the “Company”) is incorporated and registered in the State of Nevada,  (i) operates online sports betting, online casino, and gaming operations in more than 15 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (iii) offers pay-to-enter prize competitions in the United Kingdom (UK) and leads trade promotions in Australia, providing members with free prizes.

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 700 shops, approximately 250 are owned by the Company’s subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. Following the closing of the Purchase (defined below) and effective April 1, 2024, as discussed below, the Company expanded into the business-to-business (“B2B”) segment where it develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. As part of the Purchase, the Company acquired a proprietary Internet gaming enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gaming (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”). In addition, following the Purchase, the Company broadened its operations in pay-to-enter prize competitions in the UK

On April 9, 2024, GMGI completed the acquisition (the “Purchase”) of 100% of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “MeridianBet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“MeridianBet Montenegro”); Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, “MeridianBet Group”), from Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Sellers”). The Purchase was completed pursuant to the terms of that certain Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, entered into between Golden Matrix and the Sellers (as amended from time to time, the “Purchase Agreement”), effective for all purposes as of April 1, 2024. References to “Golden Matrix” refer to the Company prior to the Purchase.

In connection with the Purchase, on April 9, 2024, the Company (A) issued 821,418,571,000 restricted shares of the Company’s common stock to the Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”); (B) paid the Sellers $12 million in cash; and (C) issued the Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

The Purchase Agreement is described in greater detail below under “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”.

On July 11, 2024, the Company entered into a share purchase agreement related to sale and purchase of one hundred and twenty thousand (120,000) ordinary shares of one euro (€1) each in Media Games Malta (EU) Limited (“Media Games Malta”), bearing company registration number C 44807 incorporated under the laws of Malta (the “SPA”).

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd., an Australian proprietary limited company (“Classics”). Classics, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics for a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences. On August 21, 2024, the Company closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

Change of Control

As a result of the closing of the Purchase Agreement, and on April 9, 2024, the Sellers obtained majority voting control over the Company, with each of the Sellers obtaining voting rights as follows:

•

Aleksandar Milovanović (69,820,578 shares of common stock (58.8% of the Company’s then outstanding common stock) and 850 shares of Series C Preferred Stock, voting in aggregate 76,195,578 voting shares (57.0% of the Company’s outstanding voting shares));

•	Zoran Milošević (8,214,186 shares of common stock and 100 shares of Series C Preferred Stock, voting in aggregate 8,964,186 voting shares); and
•	Snežana Božović (4,107,093 shares of common stock and 50 shares of Series C Preferred Stock, voting in aggregate 4,482,093 voting shares).

The total of the shares referenced above amount to 82,141,857 shares of common stock and 1,000 shares of Series C Preferred Stock voting in aggregate 7,500,000 voting shares, or 89,641,857 voting shares total, which total an aggregate of 69.2% of the Company’s outstanding common stock and 67.0% of the Company’s outstanding voting stock, each as of the Closing date.

Prior to the closing of the Purchase Agreement, Mr. Anthony Brian Goodman, the Chief Executive Officer and director of the Company, held voting control over the Company due to his beneficial ownership of 16,124,562 shares of common stock and 1,000 shares of Series B Voting Preferred Stock, which vote 7,500,000 voting shares on all stockholder matters (which prior to the issuance of the shares of common stock and Series C Preferred Stock upon the closing of the Purchase Agreement, provided him a 53.6% voting right over the Company).

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

Series C Preferred Stock

Additionally, on April 4, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to the Company by the Articles of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock, which were issued to the Sellers at the closing of the Purchase.

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

Principles of Consolidation

The consolidated financial statements as of September 30, 2024, include the accounts of the Company and its subsidiaries which include:

•	Global Technology Group Pty Ltd. (“GTG”), a limited proprietary company formed and registered under the laws of Australia.
•	Classics Holdings Co. Pty Ltd (“Classics”), a limited proprietary company formed and registered under the laws of Australia, with direct subsidiaries of:
o Classics For A Cause Pty Ltd (Australia)
•	RKingsCompetitions Ltd., (“RKings”), a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix MX, S.A. DE C.V., (“GM MX”), a corporation incorporated under the laws of Mexico.
•	GMG Assets Limited, (“GMGA”) a limited company formed and registered under the laws of Northern Ireland.

•	Golden Matrix (IOM) Limited, (“GMIOM”) a limited company formed and registered under the laws of the Isle of Man.
•	Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia.
•

Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd (Meridian Tech d.o.o.), a private limited company formed and registered in and under the laws of the Republic of Serbia, with direct subsidiaries of:

o	Meridian Tech (Bosnia)
o	Meridian Bet Brcko (Bosnia)
o	Meridian Tech (PYT) LTD (South Africa)
o	Meridianbet Brasil Ltda (Brazil)
o	Meridian Gaming Brasil SPE Ltda (Brazil)

•

Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica (MeridianBet), a private limited company formed and registered in and under the laws of Montenegro, with direct subsidiaries of:

	o	Meridian WorldWide (Cyprus)
	o	Bit Tech Ltd (Tanzania)
•	Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, with direct subsidiaries of:
	o	Meridian Gaming (Malta)
	o	My Best Odds (Belgium)
	o	Meridian Gaming (Peru)
	o	Global Meridian Gaming (Curacao)
	o	Fair Champions Meridian Ltd (Cyprus)
	o	Meridian Global Consulting (Montenegro)
	o	Expanse Studios (Serbia)
	o	Media Games Malta Ltd. (Malta)

•	Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus

The descriptions of the ownership and the percentages of ownership are identified below.  All intercompany transactions and balances have been eliminated.

Company	Country	Original Date Acquired	Ownership
Companies under Golden Matrix (Legal Acquirer / Accounting Acquiree)	United States
Global Technology Group Pty Ltd. (“GTG”)	Australia	January 19, 2021	100%
RKingsCompetitions Ltd.*	United Kingdom	November 1, 2021 & November 4, 2022*	100%
Golden Matrix MX, S.A. DE C.V.	Mexico	July 11, 2022	99.99%
GMG Assets Limited	United Kingdom	August 1, 2022	100%
Golden Matrix (IOM) Limited	Isle of Man	November 14, 2023	100%
Golden Matrix Group Beograd-Novi Beograd	Serbia	March 27, 2024	100%
Classics Holdings Co. Pty Ltd	Australia	August 1, 2024	80%
Subsidiary: Classics For A Cause Pty Ltd	Australia	August 1, 2024	80%
Companies under MeridianBet Group (Legal Acquiree / Accounting Acquirer)
Meridian Tech d.o.o. – Accounting Acquirer	Serbia	March 3, 2001**
Subsidiary: Meridian Tech	Bosnia & Herzegovina	July 16, 2003	100%
Subsidiary: Meridian Bet Brcko	Bosnia & Herzegovina	November 11, 2022	100%
Subsidiary: Meridian Tech (PYT) LTD	South Africa	April 26, 2021	100%
Subsidiary: Meridianbet Brasil Ltda	Brazil	September 15, 2023	100%
Subsidiary: Meridian Gaming Brasil SPE Ltda	Brazil	August 1, 2024	70%
MeridianBet – Accounting Acquirer	Montenegro	August 12, 2022**
Subsidiary: Meridian WorldWide Ltd.	Cyprus	August 18, 2016	90%
Subsidiary: Bit Tech Ltd.	Tanzania	June 8, 2017	100%
Meridian Gaming Holdings Ltd. – Accounting Acquirer	Malta	May 16, 2016**
Subsidiary: Meridian Gaming Ltd.	Malta	May 9, 2007	100%
Subsidiary: My Best Odds BVBA	Belgium	August 30, 2011	100%
Subsidiary: Meridian Gaming S.A.C.	Peru	April 29, 2016	75.50%
Subsidiary: Global Meridian Gaming	Curacao	December 15, 2016	100%
Subsidiary: Fair Champions Meridian Ltd.	Cyprus	January 26, 2008	51%
Subsidiary: Meridian Global Consulting	Montenegro	March 1, 2022	100%
Subsidiary: Expanse Studios	Serbia	September 30, 2022	100%
Subsidiary: Media Games Malta Ltd.	Malta	August 1, 2024	100%
Meridian Gaming (CY) Ltd. – Accounting Acquirer	Cyprus	November 1, 2012**

* Effective on November 1, 2021, the Company acquired 80% of RKingsCompetitions Ltd. and effective on November 4, 2022, the Company acquired the remaining 20% interest in RKingsCompetitions Ltd.

** The dates of incorporation for accounting Acquirer.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended September 30, 2024, and 2023, the Company has foreign currency translation adjustments of $1,818,258 and $(1,492,622), respectively. During the nine months ended September 30, 2024 and 2023, the Company has foreign currency translation adjustments of $(287,685) and $(1,316,847), respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of $(219,060) and $366,183 during the three months ended September 30, 2024, and 2023, respectively, and $(337,581) and $320,852 during the nine months ended September 30, 2024 and 2023, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at September 30, 2024 and December 31, 2023.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $260,094 and $203,676, respectively. During the three months ended September 30, 2024, and 2023, there was $132,014 and $36,322, respectively, of bad debt expense recorded, and during the nine months ended September 30, 2024, and 2023, there was $218,801 and $108,742, respectively, of bad debt expense recorded.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $1,962,157 and $420,801 during the three months ended September 30, 2024, and 2023, respectively, and $4,317,523 and $1,357,453 during the nine months ended September 30, 2024 and 2023, respectively.

Inventories

Prizes

RKings and Classics for a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was  $4,286,893 and $0 at September 30, 2024 and December 31, 2023, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $127,506 and $133,905 at September 30 2024, and December 31, 2023, respectively.

As of September 30, 2024, and December 31, 2023, total inventory was $4,414,399 and $133,905, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $29,180,941 and $27,826,594 at September 30, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company currently has five distinctive revenue streams within two segments: (1) the B2B segment and (2) the B2C segment.

In the B2B segment, there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) royalties charged on the use of third-party gaming content.

In the B2C segment, there are three revenue streams: (i) revenues from retail and online betting and casino, (ii) revenues from pay-to-enter prize competitions and trade promotions, and (iii) revenues from bars.

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

(ii)

The Company generates revenues from sales of prize competitions tickets directly to customers in the UK, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences. Additionally, it offers VIP subscriptions that provide customers in Australia with access to trade promotions and free giveaways, including classic cars.

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

B2C segment, revenue recognition:

(i)

Revenues from sportsbook betting activities represent the net gain or loss from betting activities in the period plus (where material) the gain or loss on the revaluation of open positions at period end and is stated net of the cost of customer promotions and bonuses incurred in the period. These positions are recognized initially at fair value and subsequently at fair value through profit or loss, within the revenue line; this represents the Company’s principal activity. Customer promotions (including free bets) and bonuses are deducted from sportsbook betting revenue. At each reporting period-end no fair value was recognized based on the materiality of the open position.

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

Revenues from VIP subscriptions are recognized over the subscription period on a straight-line basis, as the customer receives continuous access to benefits, including trade promotions and free giveaways. Revenues are recorded when the subscription is activated, and the performance obligations, such as offering exclusive content and promotions, are fulfilled over time.

(iii)	Revenues from sales of drinks to customers are recognized when the drink or service is provided to the customers.

The Company offers various incentives to build loyalty, encourage and engage users on the platforms, and the costs of incentives are recorded as a reduction to the amount recognized as revenue for service fees.

Revenues are recognized exclusive of value-added tax (VAT).

Other Income

Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company’s core activity.

For the three months ended September 30, 2024, and 2023, other income amounted to $495,654 and $219,145, respectively.

For the nine months ended September 30, 2024, and 2023, other income amounted to $1,498,563 and $725,372, respectively.

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

The Company incurred income tax expenses of $1,864,122 and $316,733 during the three months ended September 30, 2024, and 2023 at the income tax rates outlined below, during the three months ended September 30, 2024, and 2023.

The Company incurred current income tax expenses of $2,670,788 and $1,148,270 during the nine months ended September 30, 2024, and 2023 at the income tax rates outlined below, during the nine months ended September 30, 2024, and 2023.

The Company accrued taxes payable of $3,310,929 and $6,137,513, each at September 30, 2024, and December 31, 2023, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2024 and 2023:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(3,405,564)	$3,478,289	$650,095	$11,714,893
Denominator:
Weighted average common shares outstanding	121,510,697	83,475,190	108,570,269	83,475,190

Basic earnings (loss) per common share	$(0.03)	$0.04	$0.01	$0.14

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(3,405,564)	$3,478,289	$650,095	$11,714,893
Denominator:
Weighted average common shares outstanding	121,510,697	83,475,190	108,570,269	83,475,190
Preferred shares	-	-	667,883	-
Warrants/Options	-	-	146,454	-
Restricted stock units	-	-	1,199,200	-
Deferred cash convertible note	-	-	136,818	-
Post-closing share consideration	-	-	3,339,416	-
Convertible promissory note	-	-	956,934	-
Adjusted weighted average common shares outstanding	121,510,697	83,475,190	115,016,974	83,475,190

Diluted earnings (loss) per common share	$(0.03)	$0.04	$0.01	$0.14

Dividends

Dividends are distributions that were paid to the former owners of MeridianBet Group, prior to the effective date of the Purchase Agreement (as described in detail in NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT) for the three months ended September 30, 2024, and 2023, in the amounts of $0 and $474,461, respectively.

Dividends are distributions that were paid to the former owners of MeridianBet Group, prior to the effective date of the Purchase Agreement (as described in detail in NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT) for the nine months ended September 30, 2024, and 2023, in the amounts of $769,534 and $1,411,830, respectively.

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

Stock-based compensation is $1,614,751 and $0 during the three months ended September 30, 2024 and 2023, respectively, and $3,252,803 and $0 during the nine months ended September 30, 2024 and 2023, respectively.

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

Receivables related to B2B services amount to $5,431,013 and $93,910 as of September 30, 2024, and December 31, 2023, respectively.

Receivables from payment providers in Bosnia amount to $1,658,608 and $1,506,412 as of September 30, 2024, and December 31, 2023, respectively. These receivables are settled regularly.

The Company has accounts receivable of $8,496,716 and $2,674,967 as of September 30, 2024, and December 31, 2023, respectively (net of allowance for bad debt of $260,094 and $203,676, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable from related party are carried at their estimated collectible amounts. Related party accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from several related parties including Top Level doo Serbia, Network System Development, MG Canary, Ino Network, Articulate Pty Ltd. (“Articulate”) and Elray Resources Inc. (“Elray”).

The accounts receivable from related party amount to $663,636 and $399,580, as of September 30, 2024 and December 31, 2023, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $301,349 and $997,778 as of September 30, 2024, and December 31, 2023, respectively. The components of taxes receivable are as follows:

Description	As of September 30, 2024	As of December 31, 2023
Corporate income taxes receivable	$104,259	$722,260
VAT refund receivables	148,018	225,178
Municipality taxes refund receivable	49,072	50,340
Total taxes receivable	$301,349	$997,778

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $1,374,534 and $328,400 as of September 30, 2024, and December 31, 2023, respectively. The components of prepaid expenses are as follows:

Description	As of September 30, 2024	As of December 31, 2023
Prepayments to suppliers	$336,634	$-
Prepaid payroll expense	4,879	-
Prepaid rent	13,406	39,850
Prepaid license	192,077	182,746
Prepaid sponsorship/advertising	520,487	102,318
Other prepayments	307,051	3,486
Total prepaid assets	$1,374,534	$328,400

NOTE 6 – OTHER CURRENT ASSETS

As of September 30, 2024, and December 31, 2023, other current assets are $3,013,530 and $1,989,476, respectively. The components of other current assets are as follows:

Description	As of September 30, 2024	As of December 31, 2023
Other current receivables	$1,463,400	$1,849,666
Deferred taxes & accrued income	1,224,320	288,712
Employee receivables	301,545	241,513
Other current investments	487,354	10,158
Allowance for bad debt	(463,089)	(400,573)
Total other current assets	$3,013,530	$1,989,476

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

During September 2024, the Company, through RKings, experienced unauthorized charges on its Facebook account totaling $409,347. These charges have been recorded as Other Current Assets on the balance sheet, pending resolution. Facebook has committed to fully refund the unauthorized amounts. The Company will adjust this balance upon receipt of the refund.

NOTE 7 – ACQUISITIONS

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

Classics Holding Acquisition

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics from NJF Exercise Physiologists Pty Ltd (“NJF”) and Think Tank Enterprises Pty Ltd (collectively the “Classics Sellers”).

Classics, through its wholly-owned subsidiary, Classics for a Cause Pty Ltd, is an independent online trade promotions company in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences.

Pursuant to the Share Exchange Agreement, the Classics Sellers agreed to sell the Company 80% of the outstanding capital stock of Classics (the “Classics Stock”). In consideration for the Classics Stock, we agreed to pay the Classics Sellers, pro rata with their ownership of Classics:

(1)	810,390 restricted shares of the Company’s common stock, valued at $2.085 per share (the “Classics Closing Shares” and the “Initial Share Value”);
(2)	a cash payment of AUD $6,780,000 (USD $4,430,052);
(3)	a cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024 (USD $22,091);
(4)	up to an additional AUD $500,000 (USD $326,700) (the “Holdback Cash”); and
(5)	the right to certain earnout payments as discussed below.

The Classics Closing Shares are subject to a true-up in the event the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that is 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) is less than the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day), the Shareholders are due additional compensation from the Company in an amount equal to the difference between the two closing prices, multiplied by the total Classics Closing Shares (the “True-Up Amount”). At the Company’s option, the True-Up Amount can be paid in cash or shares of common stock of the Company (“True-Up Shares”), or any combination thereof. If shares of common stock are issued in connection with the satisfaction of the True-Up Amount they are to be valued based on the US$ Agreed Value.

The Holdback Cash is to be released to the Classics Sellers, if (and only if) the Company determines, within six (6) months after the Closing Date (defined below) that the Shareholders have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement (defined below).

The Classics Sellers may also earn additional cash and stock consideration (“Earnout Shares”) based on Classics’ total net profit (as calculated as set forth in the Exchange Agreement) from the Closing Date until June 30, 2025 (the “Earnout Period”), pursuant to the schedule below:

Net Profit For the earnout Period	Earnout Cash	Earnout Shares
Under AU$2,500,000.00	AU$0	0
Between AU$2,500,000.00 and AU$3,000,000.00	AU$910,000	100,996
Between AU$3,000,000.01 and AU$3,500,000.00	AU$1,820,000	201,992
Over AU$3,500,000.01	AU$2,184,000	242,391

Based upon historical results of Classics, currently the value of the Earnout is not material and is not recorded.

Notwithstanding the above, earnout consideration is only due to the Classics Sellers, if the Company determines on June 30, 2025, that the Classics Sellers have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement.

On August 21, 2024, the Company closed the Share Exchange Agreement, which had an effective date of August 1, 2024.

The Share Exchange Agreement also required that the Classics Sellers and the Company enter into a Shareholders Agreement (the “Shareholders Agreement”), which was entered into and became effective on August 16, 2024.

In accordance with FASB ASC Section 805, “Business Combinations”, the Company has accounted for the Purchase Agreement transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of Classics’ shares, which was $6,468,506, and (2) the fair value of the 20% noncontrolling interest in Classics, which was estimated to be $1,422,000 over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

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

The assets and liabilities of Classics have been recorded at their fair value at the acquisition date, and are included in the Company’s consolidated financial statements.

The calculation of the purchase price and the assets acquired and liabilities assumed in the Share Exchange Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Fair value of 810,390 restricted shares at $2.085 per share	$1,689,663
Closing cash consideration of AUD $6,780,000 based on the Exchange Rate on August 1, 2024	$4,430,053
A cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024	$22,090
Fair value of Holdback Cash consideration of AUD $500,000 to be paid in six months based on an Exchange Rate on August 1, 2024	$326,700
Purchase price	$6,468,506
Fair value of non-controlling interest	1,422,000
Equity value	$7,890,506
Add: Current liabilities	1,693,838
Total equity and liabilities	$9,584,344

Allocation to assets
Cash and cash equivalents	$325,971
Prepaid expenses	80,586
Inventory, prizes	510,299
Accounts receivable	5,533
Property, Plant & Equipment, net	98,498
Total tangible assets	$1,020,887

Intangible assets
In-house Software	$10,068
Trade Names and Trademarks	2,320,000
Non‐Compete Agreements	280,000
Customer Relationships	550,000
Total intangible assets	$3,160,068

Goodwill	5,403,389
Total assets allocated	$9,584,344

Classics’ results of operations have been included in our consolidated financial statements beginning August 1, 2024. Classics contributed revenues of $2,059,492 and net income attributable to GMGI of $252,702 for the period from the date of acquisition through September 30, 2024.

Media Games Malta Acquisition

On July 11, 2024, the Company entered into a share purchase agreement related to sale and purchase of one hundred and twenty thousand (120,000) ordinary shares of one euro (€1) each in Media Games Malta (EU) Limited (“Media Games Malta”), bearing company registration number C 44807 incorporated under the laws of Malta (the “SPA”).

The purchase price was $487,647 (€435,555).

The Company paid to the sellers $134,352 (€120,000) on the date of signing the SPA.

The remaining balance of $353,295 (€315,555) shall be paid in four monthly instalments each of $88,324 (€78,889), with the first instalment falling due one month after the date of signing the SPA and the final instalment falling due four months after the date of signing the SPA.

In accordance with FASB ASC Section 805, “Business Combinations”, the Company has accounted for the SPA transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

Goodwill is measured as a residual and calculated as the excess of the purchase price to acquire 100% of Media Games Malta shares, which was €435,555 or $487,647.

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

The assets and liabilities of Media Games Malta have been recorded at their fair value at the acquisition date, and are included in the Company’s consolidated financial statements.

The calculation of the purchase price and the assets acquired and liabilities assumed in the acquisition are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Purchase price	$487,647

Net working capital	$(194,013)
Net property & equipment	411,551
Long term liability	(163,364)
Lease liability	(266,337)
Total Net Tangible Assets Acquired	$(212,162)

Trademark/name	$162,626
Goodwill	$537,184
Total Intangible Assets Acquired	$699,810

Media Games Malta’s results of operations have been included in our consolidated financial statements beginning August 1, 2024. Media Games Malta contributed revenues of $87,348 and net loss attributable to GMGI of $(26,490) for the period from the date of acquisition through September 30, 2024.

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

The software development costs mainly relate to the development of new software in Montenegro, for a sports betting platform. Software development costs of $2,067,348 and $1,843,565 were incurred and capitalized during the three months ended September 30, 2024, and 2023, respectively, of which intangible construction in process incurred and capitalized amounted to $2,007,202 and $1,843,565, respectively.  The balance of software represents licenses of $60,146 and $0, which were incurred and capitalized during the three months ended September 30, 2024, and 2023, respectively.

Software development costs of $6,303,398 and $4,268,404 were incurred and capitalized during the nine months ended September 30, 2024, and 2023, respectively, of which intangible construction in process incurred and capitalized amounted to $6,158,259 and $4,102,982, respectively.  The balance of software represents licenses of $145,139 and $165,422, respectively.

Licenses relate to operational gaming licenses issued in Bosnia and Cyprus.

Software mainly relates to internally developed gaming software.  Software is amortized on a straight-line basis over its expected useful lives, estimated to be 3 to 5 years.

Amortization expenses related to intangible assets were $1,962,157 and $473,047, for the three months ended September 30, 2024, and 2023, respectively, and $4,317,523 and $1,357,453 for the nine months ended September 30, 2024, and 2023, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of September 30, 2024	As of December 31, 2023
Intangible construction in process	$12,855,630	$9,781,785
Licenses	867,495	722,356
Software	14,113,098	9,973,079
Trademarks and tradenames	14,500,035	994
Developed technology	3,100,000	-
Customer relationships	17,950,000	-
Retail agent partner relationships	116,109	-
Non-compete agreement	290,000	-
Other intangible assets	1,519,912	1,499,752
Gross intangible assets	65,312,279	21,977,966
Less: accumulated impairment and amortization
Licenses amortization	(538,265)	(431,022)
Software amortization	(7,765,161)	(5,664,443)
Trademarks and tradenames amortization	(568,062)	(207)
Developed technology	(310,002)	-
Customer relationships	(1,758,373)	-
Retail agent partner relationships	(112,474)	-
Non-compete agreement	(25,065)	-
Other intangible assets amortization	(1,013,274)	(774,872)
Total accumulated impairment and amortization	(12,090,676)	(6,870,544)
Net definite-lived intangible assets	$53,221,603	$15,107,422

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

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of September 30, 2024	As of December 31, 2023
Land	$27,967	$27,703
Buildings, net	9,112,242	6,728,697
Slots and machines, net	11,942,003	11,279,087
Equipment, net	3,582,513	3,235,175
Computers, net	1,870,795	1,697,479
Televisions, net	346,165	368,414
Property, plant and equipment construction in process	56,431	893,354
Investment in third party property, plant and equipment	2,023,558	1,975,460
Advances for property, plant and equipment	219,267	1,621,225
Total property, plant and equipment, net	$29,180,941	$27,826,594

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Advances for property, plant and equipment represents the purchase of the premises in Montenegro. These premises are still in the process of construction.

Depreciation expenses were $1,145,210 and $878,516, for the three months ended September 30, 2024, and 2023, respectively, and $3,173,473 and $2,670,258, for the nine months ended September 30, 2024, and 2023, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of September 30, 2024 and December 31, 2023, deposits and prepaid assets are $5,997,157 and $5,586,495, respectively. The components of deposits and prepaid assets are as follows:

	As of September 30, 2024	As of December 31, 2023
Deposits for rent & office leases	$190,335	$170,370
Deposits for retail betting	2,584,275	2,413,488
Deposits for retail casino	3,088	668,236
Deposits for internet betting	1,163,985	1,035,558
Other prepayments	11,598	9,287
Other deposits	2,043,876	1,289,556
Total deposits and prepaid assets	$5,997,157	$5,586,495

Betting and casino deposits are long term deposits held with the following banks: NLB Komercijalna bank, EFG-Direktna bank, Halk bank, Bank Postanska Stedionica, and Fibank, as security for the permission granted to operate in a particular region.

Other deposits are long-term deposits with EFG Direktna bank and Nova bank for open credit lines and e-commerce services.

The deposits with NLB Komercijalna bank accrue interest at the rates of 1.0% and 1.9% per annum.

NOTE 11 – INVESTMENTS

The Company has investments in unconsolidated entities.  The investments are accounted for under the equity method whereby the initial investment is recognized at cost and the entities’ profits or losses are recorded in proportion to the Company’s percentage of ownership.  As of September 30, 2024, and December 31, 2023, the Company had investments of $240,152 and $237,828, respectively, representing investments in in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares) and BH Telekom (15,228 shares).

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

The lease cost for the three months ended September 30, 2024, and 2023, was $1,053,187 and $805,331, respectively.

The lease cost for the nine months ended September 30, 2024, and 2023, was $2,742,695 and $2,263,713, respectively.

As of September 30, 2024, and December 31, 2023, the right-of-use asset was $4,036,771 and $4,147,375, respectively, and there was also a current lease liability of $1,427,983 and $2,299,317, respectively, and a non-current lease liability of $2,603,992 and $1,795,870, respectively.

Maturities of lease liabilities as of September 30, 2024, were as follows:

Operating Lease
2024	$1,515,838
2025	1,126,964
2026	926,505
2027	608,616
2028	206,122
Thereafter	-
Total lease payments	4,384,045
Less imputed interest	352,070
Present value of lease liability	$4,031,975

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management’s superannuation payable of $21,555 and $0, as of September 30, 2024, and December 31, 2023, respectively.  A Superannuation is mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11.5%).

NOTE 14 – TAXES PAYABLE

The taxes payable includes tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of September 30, 2024, and December 31, 2023, taxes payable are $3,310,929 and $6,137,513, respectively. The components of taxes payable are as follows:

	As of September 30, 2024	As of December 31, 2023
Value Added Tax – Montenegro Tax Administration	$-	$2,534,178
Stamps, duties and other taxes	2,037,122	2,131,635
Corporate income tax payable	1,060,602	1,262,921
Deferred tax liabilities	213,205	208,779
Total taxes payable	$3,310,929	$6,137,513

Montenegro VAT Payable

On February 6, 2024, the Company was notified by the Montenegro Tax Administration, Sector for Large Taxpayers, that Meridianbet Montenegro DOO (Montenegro) was assessed Value Added Tax (VAT) of $2,534,178 (EUR 2,293,892) on services invoiced from an unrelated third-party Serbian software developer for software services.  The Company has accrued assessed VAT Taxes payable and as of September 30, 2024, total amount of liability was paid out and as of December 31, 2023, VAT Taxes payable amounted to $2,534,178 (EUR 2,293,892).

NOTE 15 – LONG TERM LIABILITIES

Unicredit Bank Facility

On May 1, 2024, effective May 16, 2024, Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”), which is wholly-owned by Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), which is wholly-owned by the Company, entered into a Facility Agreement dated as of April 30, 2024 (the “Facility Agreement”) with Unicredit Bank Serbia JSC Belgrade (“Unicredit Bank”).  UniCredit Bank agreed to loan Meridian Serbia up to 2,350,000,000 Serbian dinars (approximately $22,400,000), pursuant to the terms of the Facility Agreement (the “Loan”).

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

The Loan is repayable in installments, beginning six months after May 16, 2024, and payable in full by the maturity date, May 17, 2027. The first installment will be paid on December 16, 2024.

As of September 30, 2024, the principal balance of the loan was $22,409,338.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the nine months ended September 30, 2024, the Company paid $575,957 to Hipotekarna Bank against the loan, including principal amount of $574,383, and interest accrued of $1,574. As of September 30, 2024, the principal balance of the loan was $1,643,163.

Igor Salindrija Facility

On April 1, 2024, the Company entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) through its subsidiary Meridian Gaming Malta Ltd, from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending on April 1, 2026. when the entire loan amount becomes due. The effective interest is at the annual rate of 7%. As of September 30, 2024, the principal balance of the loan was $2,239,200.

Lind Global Asset Management VIII LLC Securities SPA / Promissory Note

On July 2, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000 (the “Secured Convertible Note”) and a common stock purchase warrant (the “Lind Warrant”) to acquire 750,000 shares of common stock of the Company, at an exercise price of $4.00 per share. The Lind Warrant expires on July 2, 2029. A total of $10,000,000 was funded under the Secured Convertible Note (representing the principal amount less an original issue discount of 20%) on July 3, 2024 (the “Funding Date”). In connection with the issuance of the Secured Convertible Note and the Lind Warrant, the Company paid a $250,000 commitment fee to the Investor. The Secured Convertible Note is convertible into shares of common stock of the Company by the Investor at any time at a conversion price of $4.00 per share.

The Company recorded a debt discount of $3,322,177 related to the issuance of the Secured Convertible Note. The total debt discount was comprised of the relative fair value of the Lind Warrant, the $2,000,000 issue discount, the commitment fee, and other issuance costs. The relative fair value of the Lind Warrant was $1,007,482 and was calculated using the Black-Scholes option pricing model. During the nine months ended September 30, 2024, $729,059 of the debt discount was amortized to interest expense. As of September 30, 2024, the unamortized debt discount was $2,593,118.

The Company started the repayment of the Secured Convertible Note on September 20, 2024.

For the nine months ended September 30, 2024, the Company paid $618,000 to Lind Global Asset Management against the Secured Convertible Note, including the principal amount of $600,000, and interest accrued of $18,000. As of September 30, 2024, the balance of the loan was $8,806,881.

As of September 30, 2024 and December 31, 2023, long term liabilities amount to $35,265,611 and $0, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility, the Igor Salindrija facility and Secured Convertible Note from Lind Global Asset Management.

Maturities of long-term loan as of September 30, 2024 and December 31, 2023, are as follows:

Long term loan	As of September 30, 2024	As of December 31, 2023
Within 1 year	$17,491,098	$-
Within 1-2 Years	17,774,513	-
Present value of loan liability	$35,265,611	$-

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of September 30, 2024, and December 31, 2023, other current liabilities were $1,164,523 and $581,644, respectively. The components of other current liabilities are as follows:

Description	As of September 30, 2024	As of December 31, 2023
Staff costs payable	$577,492	$444,962
Other current payables	198,732	80,238
Rent deposits received	2,394	4,140
Bank overdraft	68,175	52,304
Dividends payable	34,356	-
Customer deposit	283,374	-
Total other current liabilities	$1,164,523	$581,644

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, fees, etc.

Other Non-Current Liabilities

As of September 30, 2024, and December 31, 2023, other non-current liabilities were  $134,176 and $287,920, respectively. The components of other non-current liabilities are as follows:

	As of September 30, 2024	As of December 31, 2023
Leases payable	$118,733	$3,242
Retirement benefits	15,443	15,206
Other non-current liabilities	-	269,472
Total other non-current liabilities	$134,176	$287,920

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

Dividends Paid to the Sellers

For the three months ended September 30, 2024, and 2023, dividends paid to the Sellers (the former owners of MeridianBet Group) are as follows:

Owners	Dividends Paid Three Months Ended September 30, 2024	Dividends Paid Three Months Ended September 30, 2023
Aleksandar Milovanović	$-	$222,566
Zoran Milošević	-	213,376
Snežana Božović	-	38,519
Total dividends paid	$-	$474,461

For the nine months ended September 30, 2024, and 2023, dividends paid to the former owners are as follows:

Owners	Dividends Paid Nine Months Ended September 30, 2024	Dividends Paid Nine Months Ended September 30, 2023
Aleksandar Milovanović	$468,694	$860,078
Zoran Milošević	165,562	460,069
Snežana Božović	5,450	78,205
Other dividends paid	129,828	13,478
Total dividends paid	$769,534	$1,411,830

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

The Milošević Agreement provides for Mr. Milošević to serve as the Chief Executive Officer of Meridian Tech and has a term through August 20, 2026, automatically extending thereafter for successive one-year periods, unless either party provides the other notice of their intent not to renew at least three months prior to any renewal date, unless terminated earlier pursuant to its terms.

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

During the three months ended September 30, 2024, and 2023, total salary paid to Mr. Milošević was $25,671  and $4,321, respectively. During the nine months ended September 30, 2024, and 2023, total salary paid to Mr. Milošević was $55,893 and $24,916, respectively. As of September 30, 2024, and December 31, 2023, the Monthly Salary payable to Mr. Milošević was $0 and $0, respectively, and the accrued Quarterly Salary was $90,332 and $0, respectively, which can be settled in stock or cash every three months.

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

During the three months ended September 30, 2024, and 2023, total salary paid to Ms. Božović was $25,671 and $4,321, respectively. During the nine months ended September 30, 2024, and 2023, total salary paid to Ms. Božović was $55,893 and $19,764, respectively. As of September 30, 2024, and December 31, 2023, the Monthly Salary payable to Ms. Božović was $0 and $0, respectively, and the accrued Quarterly Salary was $30,332 and $0, respectively, which can be settled in stock or cash every three months.

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

During the three and nine months ended September 30, 2024, the total salary paid to Mr. Goodman was $99,000 and $161,040, respectively. As of September 30, 2024, the total salary payable to Mr. Goodman was $0, and the superannuation payable was $12,038. There were no fees paid to Mr. Goodman before April 1, 2024.

Weiting ‘Cathy’ Feng the Company’s Chief Financial Officer, Chief Operating Officer and Director

Ms. Weiting ‘Cathy’ Feng has been serving as the Director and Executive Officer of Golden Matrix (and subsequently the Company) since 2016. Following the Purchase, she continues to serve as the Director and Chief Operating Officer of the Company, and since September 2024, as Chief Financial Officer.

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

On September 9, 2024, and effective on September 9, 2024, the Board of Directors appointed Ms. Feng, the Company’s Chief Operating Officer and director, as Chief Financial Officer (Principal Accounting/Financial Officer) of the Company.

During the three and nine months ended September 30, 2024, total salary paid to Ms. Feng was $54,000 and $96,200, respectively. As of September 30, 2024, total salary payable to Ms. Feng was $0, and the superannuation payable was $6,566. There were no fees paid to Ms. Feng before April 1, 2024.

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

During the three and nine months ended September 30, 2024, total consulting fees paid to Mr. McChesney were $22,500 and $40,000, respectively. As of September 30, 2024, the amount payable to Mr. McChesney was $0. There were no fees paid to Mr. McChesney before April 1, 2024.

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

During the three and nine months ended September 30, 2024, total consulting fees paid to Mr. Smith were $22,500 and $40,000, respectively. As of September 30, 2024, the amount payable to Mr. Smith was $0. There were no fees paid to Mr. Smith before April 1, 2024.

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

On May 3, 2024, the Company paid Mr. Moyes $1,591 in consulting fees as a termination payment. There were no fees paid to Mr. Moyes before April 1, 2024.

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

During the three and nine months ended September 30, 2024, total consulting fees to Mr. Scott were $22,500 and $38,636, respectively. As of September 30, 2024, the amount payable to Mr. Scott was $0. There were no fees paid to Mr. Scott before April 1, 2024.

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

Effective August 1, 2024, the Board has approved an increase in Mr. Brett Goodman’s annual base salary to $108,000, in addition to Superannuation contributions as required by the Australian Government's Superannuation Guarantee (Administration) Act 1992, currently set at 11.5%. Additionally, the Board has authorized a grant of 10,000 Restricted Stock Units (RSUs) to Mr. Goodman in recognition of future services. The RSUs will vest in two installments: 5,000 RSUs after six months and the remaining 5,000 RSUs after twelve months.

During the three months ended September 30, 2024, total salary paid to Mr. Brett Goodman was $25,000. During the nine months ended September 30, 2024, total salary paid to Mr. Brett Goodman was $46,000. As of September 30, 2024, total salary payable to Mr. Goodman was $0, and the superannuation payable was $2,951. There were no fees paid to Mr. Brett Goodman before April 1, 2024.

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

During the three months ended September 30, 2024, revenues from Articulate were $40,468.  During the nine months ended September 30, 2024, revenues from Articulate were $97,266. As of September 30, 2024, the amount receivable from Articulate was $273,488. There were no revenues received from Articulate before April 1, 2024.

Omar Jimenez, former Chief Financial Officer/Chief Compliance Officer

Mr. Omar Jimenez served as the Chief Financial Officer/Chief Compliance Officer of Golden Matrix (and subsequently the Company) from April 2021 to September 9, 2024.

Effective on September 9, 2024, Mr. Omar Jimenez and the Company agreed to mutually terminate the services of Mr. Jimenez as Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer of the Company, effective the same date, and entered into a Separation and Release Agreement. On September 18, 2024, the Company paid $51,025 to Mr. Omar Jimenez as a severance payment.

During the three months ended September 30, 2024, total consulting fees (including the severance fees) paid to Mr. Jimenez were $101,025. During the nine months ended September 30, 2024, total consulting fees (including the severance fees) paid to Mr. Jimenez were $176,025. As of September 30, 2024, the amount payable to Mr. Jimenez was $0. There were no fees paid to Mr. Jimenez before April 1, 2024.

Elray Resources Inc., Mr. Goodman, the Company’s CEO, serves as CEO & Director of Elray and, Ms. Feng, the Company’s CFO and COO, serves as Treasurer and Director of Elray.

On April 1, 2024, the Company assumed the Software License Agreement with Elray Resources, Inc. (“Elray”), in which the Company granted Elray a license for the use and further distribution of certain of Golden Matrix’s online games. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

During the three months ended September 30, 2024, revenues from Elray were $13,576.  During the nine months ended September 30, 2024, revenues from Elray were $33,242. As of September 30, 2024, the amount receivable from Elray was $32,919. There were no revenues received from Elray before April 1, 2024.

Top Level doo Serbia, MG Canary, and Ino Network

The accounts receivable-related party from Top Level doo Serbia, MG Canary, and Ino Network, amounts to $357,229 and $399,580 as of September 30, 2024, and December 31, 2023, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $326,127 and $340,049, separately.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

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

As of September 30, 2024, and December 31, 2023, 1,000 and 0 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of September 30, 2024, and December 31, 2023, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively. As a result of the recapitalization, the 1,000 shares of Series C Preferred Stock outstanding as of December 31, 2023 represent the shares received by the former owners of MeridianBet Group to complete the Purchase on April 9, 2024, which were designated on April 4, 2024.

As of September 30, 2024, and December 31, 2023, 19,998,000 and 19,999,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of September 30, 2024, 300,000,000 shares of common stock, par value $0.00001 per share, were authorized and, as of December 31, 2023, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized of which 122,708,617 and 83,475,190 shares were issued and outstanding, respectively. As a result of the recapitalization, the 83,475,190 shares outstanding as of December 31, 2023 represent the shares received by the former owners of MeridianBet Group to complete the Purchase. The numbers are subject to change due to the issuance of the Post-Closing Shares consideration and the conversion of the Deferred Cash Convertible Promissory Note (described in greater detail in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”).

Common Stock Transactions

During the nine months ended September 30, 2024, 100,000 unregistered shares of restricted common stock, with a value of $564,400, were issued for services. There were no shares issued for services before April 1, 2024.

On September 4, 2024, the Company issued 1,000,000 shares upon converting $2,000,000 of the Deferred Cash Convertible Promissory Note into common stock.

The Company has a stock payable obligation of $120,000 (20,000 shares of common stock) owed to a consultant for services rendered in September 2024. Additionally, the Company owes quarterly salaries of $120,664 to Zoran Milošević and Snežana Božović which are expected to be settled in shares, as further detailed in Note 16 - Related Party Transactions.

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

During the nine months ended September 30, 2024, the Company purchased the following shares of common stock in open market purchases:

Date	Shares	Price per Share	Total Amount
September 10, 2024	700	$2.3869	$1,671
Total	700		$1,671

The shares purchased are held in treasury until the transfer agent actually accepts the repurchased shares for cancellation and updates the record to cancel the shares, and the treasury stock is carried at cost. On October 8, 2024, the 700 treasury shares were cancelled by the transfer agent and the number of outstanding shares was reduced by the same amount. There are no commitments to purchase additional shares of common stock.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the Purchase.

As of April 1, 2024, Golden Matrix had 660,000 options outstanding. The following table represents the stock option activity for the nine months ended September 30, 2024:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of April 1, 2024	660,000	$3.03
Options expired	(100,000)	$6.62
Options exercised	(20,000)	$1.74
Options Outstanding as of September 30, 2024	540,000	$2.42
Options Exercisable as of September 30, 2024	540,000	$2.42

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

The total compensation cost related to stock options granted including the option extension as discussed above was $98,582 for the nine months ended September 30, 2024. There was no compensation cost related to stock options before April 1, 2024.

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

As of April 1, 2024, Golden Matrix had 1,408,900 RSUs outstanding. The following table represents the RSUs activity for the nine months ended September 30, 2024:

RSUs	Number Outstanding
RSUs Outstanding as of April 1, 2024	1,408,900
RSUs granted	1,473,000
RSUs forfeited	(199,850)
RSUs vested	(560,750)
RSUs Outstanding as of September 30, 2024	2,121,300

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

The following table represents the RSUs activity for the nine months ended September 30, 2024:

RSUs	Number Outstanding
RSUs Outstanding as of April 1, 2024	-
RSUs granted	10,000
RSUs forfeited	-
RSUs vested	-
RSUs Outstanding as of September 30, 2024	10,000

The total compensation cost related to RSUs was $1,132,968 and $2,349,157 for the three and nine months ended September 30, 2024. There was no compensation cost related to RSUs before April 1, 2024.

 NOTE 19 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

We operate our business in two operating segments: (1) the B2B segment, and (2) the B2C segment.

In the B2B segment, there are two revenue streams: (i) charges for usage of the Company’s software, and (ii) royalty charged on the use of third-party gaming content.

In the B2C segment, there are three revenue streams: (i) revenues from retail and online betting and casino, (ii) revenues from pay-to-enter prize competitions and trade promotions, and (iii) revenues from bars.

The current segments are (i) B2B with Asia Pacific and Europe as its geographic region and, (ii) B2C with Serbia, Bosnia, Montenegro, Africa, the UK, Australia, Central and South America and other European regions as its geographic region.

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

The following is a summary of revenues by segments and products for the indicated periods (as a percentage of total revenues):

Revenues by	For the three months ended				For the nine months ended
Segments and Products	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023

B2B Segment
- Use of the Company’s intellectual property	$289,887	1%	$232,373	1%	$777,561	1%	$714,892	1%
- Use of third-party gaming content	3,821,287	9%	-	-	8,059,744	7%	-	-
Total B2B segment	4,111,174	10%	232,373	1%	8,837,305	8%	714,892	1%

B2C Segment
- Retail Sports Betting/Retail Casino	5,293,516	13%	5,003,490	23%	16,381,424	16%	16,150,053	24%
- Online Sports Betting	8,549,379	21%	7,626,483	34%	26,447,574	25%	24,585,278	36%
- Online Casino	11,604,744	28%	8,906,040	40%	31,500,643	30%	24,928,638	37%
- revenues from pay-to-enter prize competitions and trade promotions	10,938,900	27%	-	-	20,595,862	20%	-	-
- Bars	494,616	1%	441,271	2%	1,495,350	1%	1,345,918	2%
Total B2B segment	36,881,155	90%	21,977,284	99%	96,420,853	92%	67,009,887	99%
Total revenues	$40,992,329	100%	$22,209,657	100%	$105,258,158	100%	$67,724,779	100%

The following is a summary of revenues by geographic region, for the indicated periods (as a percentage of total revenues):

	For the three months ended				For the nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
UK	$8,879,408	22%	$-		$18,536,370	18%	$-	-
Europe (UK-Excl.)	21,896,664	53%	18,290,907	82%	64,233,494	61%	55,789,573	82%
Central and South America	1,484,262	4%	881,385	4%	3,454,909	3%	3,028,668	4%
Asia Pacific (Australia Excl.)	3,746,094	9%	-	-	7,752,215	8%	-	-
Australia	2,181,998	5	-	-	2,400,690	2	-	-
Africa	2,803,903	7%	3,037,365	4%	8,880,480	8%	8,906,538	13%
Total	$40,992,329	100%	$22,209,657	100%	$105,258,158	100%	$67,724,779	100%

The following is a summary of cost of goods sold (COGS) by segments and products for the indicated periods (as a percentage of total cost of goods sold):

COGS by	For the three months ended				For the nine months ended
Segments and Products	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023

B2B Segment
- Use of the Company's intellectual property	$65,902	-%	$63,997	1%	$259,001	1%	$189,406	1%
- Use of third-party gaming content	3,068,880	17%	-		6,257,738	14%	-	-
Total B2B segment	3,134,782	17%	63,997	1%	6,516,739	15%	189,406	1%

B2C Segment
- Retail Sports Betting/Retail Casino	1,517,303	8%	1,377,995	23%	4,618,828	11%	4,278,856	24%
- Online Sports Betting	2,450,545	13%	2,100,385	34%	7,457,032	17%	6,513,717	36%
- Online Casino	3,267,630	18%	2,452,783	40%	8,791,321	20%	6,604,688	37%
- pay-to-enter prize competitions and trade promotions	8,077,127	43%	-	-	15,671,977	36%	-	-
- Bars	141,775	1%	121,528	2%	421,622	1%	356,593	2%
Total B2B segment	15,454,380	83%	6,052,691	99%	36,960,780	85%	17,753,854	99%
Total COGS	$18,589,162	100%	$6,116,688	100%	$43,477,519	100%	$17,943,260	100%

The following is a summary of cost of goods sold (COGS) by geographic region, for the indicated periods (as a percentage of total cost of goods sold):

	For the three months ended				For the nine months ended
COGS:	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
UK	$7,482,062	40%	$-		$15,076,912	35%	$-
Europe (UK-Excl.)	6,340,772	34%	4,902,665	80%	18,069,610	42%	14,431,543	80%
Central and South America	90,647	-%	77,816	1%	248,081	1%	190,689	1%
Asia Pacific (Australia Excl.)	2,764,089	15%	-	-	5,782,572	13%	-	-
Australia	893,396	5	-	-	1,081,349	2	-	-
Africa	1,018,196	6%	1,136,207	19%	3,218,995	7%	3,321,028	19%
Total	$18,589,162	100%	$6,116,688	100%	$43,477,519	100%	$17,943,260	100%

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of	As of
	September 30, 2024	December 31, 2023
Description
Long-lived assets:
UK	$50,687,906	$-
Europe (UK-Excl.)	57,484,282	49,958,819
Central and South America	4,493,062	688,449
Asia Pacific (Australia Excl.)	33,486,297	-
Australia	8,890,121	-
Africa	1,780,982	2,276,310
Total	$156,822,650	$52,923,578

NOTE 20 – INCOME TAXES

Income Tax Rates by Country of Operations

Country of Operations	2024 Income Tax Rate
United States of America	21%
Australia	30%
United Kingdom	25%
Mexico	30%
Isle of Man	0%
Serbia	15%
Montenegro	9-15%
Bosnia and Herzegovina	10%
South Africa	27%
Malta	35%
Cyprus	12.5%
Belgium	25%
Curacao	22%
Peru	29.5%

United States (U.S.)

The Company has sufficient tax net operating losses to offset the current net income which results in $0 tax liability for the U.S. operations.

Serbia

For the three months and nine months ended September 30, 2024, the Company had income tax expense in the amount of $94,551 and $423,382, respectively, attributable to its operations of Meridian Tech d.o.o., Serbia.

The Company, through Meridian Tech d.o.o., is subject to a statutory tax rate of approximately 15% of net income generated in Serbia.

As of September 30, 2024, and December 31, 2023, the Company had Serbia income tax payable of $72,845 and $505,796, respectively.

Montenegro

For the three months and nine months ended September 30, 2024, the Company had income tax expense in the amount of $72,695 and $183,764, respectively, attributable to its operations of Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica in Montenegro.

The Company, through Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, is subject to a statutory tax rate of approximately 9 to 15% of net income generated in Montenegro.

As of September 30, 2024, and December 31, 2023, the Company had Montenegro income tax payable of $183,764 and $522,685, respectively.

Bosnia & Herzegovina

For the three months and nine months ended September 30, 2024, the Company had income tax expense in the amount of $36,635 and $106,196, respectively, attributable to its operations of Meridian Tech and Meridian Bet Brcko. in Bosnia & Herzegovina.

The Company, through Meridian Tech and Meridian Bet Brcko, is subject to a statutory tax rate of approximately 10% of net income generated in Bosnia & Herzegovina.

As of September 30, 2024, and December 31, 2023, the Company had Bosnia & Herzegovina income tax payable of $45,175 tax prepayment and $100,928, respectively.

United Kingdom (UK)

As a result of the Purchase, the Company operated the pay to enter prize competitions in the UK. For the three months and nine months ended September 30, 2024, the Company had income tax expense in the amount of $64,368 and $361,572, respectively, attributable to its operations of RKingsCompetition and GMG Assets.

As of September 30, 2024, the Company had UK income tax payable of $512,900.

Australia

For the three months and nine months ended September 30, 2024, the Company had income tax expense in the amount of $104,442 and $104,442, respectively, attributable to its operations of Classics in Australia.

The Company, through Classics, is subject to a statutory tax rate of approximately 30% of net income generated in Australia.

As of September 30, 2024, the Company had income tax payable of $352,438 in Australia.

Total income taxes

For the three months and nine months ended September 30, 2024, the Company had income tax expense in the amount of $1,864,122 and $2,670,788, respectively, attributable to its global operations.

As of September 30, 2024, and December 31, 2023, the Company had income tax payable of $1,060,602 and $1,262,921, respectively.

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in four related court actions, two of which (one from each side) seek the liquidation of that company. The proceedings are pending in the District Court of Limassol, cases General Application No. 378/2016; General Application No. 542/2020; Case No. 1080/2017; and Case No. 418/2017. The actions were initiated between September and February 2020. Given the parties’ petitions for relief, the ultimate liquidation of that entity is likely, though it is also possible the Court will engineer one set of parties buyout of the other. In the third action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the fourth, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company Parties’ acquisition of its majority interest in Fair Champions. The MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, and as such, a reserve has not been accrued.

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, for the nine months ended September 30, 2024, the Company had accrued a tax expense of $1,468,472 as contingent liability for the said dispute.

The Company is in a dispute with Mr. Paul Hardman (one of the former owners of RKings) with regards to a certain consideration totaling approximately $670,650 (GBP 500,000) that he has alleged is still owed to him pursuant to the RKings Purchase Agreement, and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of September 30, 2024. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital and Related Transactions

On June 17, 2024, and effective on April 9, 2024, the Company and the Sellers entered into a Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fourth Amendment”), which amended the Purchase Agreement to (a) clarify the previous payment of $11 million of the Deferred Cash Consideration to the Sellers on or around May 17th or May 20, 2024; (b) provide that $4 million of the Deferred Cash Consideration Payable would be satisfied by the issuance of shares of common stock of the Company pursuant to the June 2024 Debt Conversion Agreement, discussed below; (c) provide that $3 million of the Deferred Cash Consideration Payable would be satisfied by the entry into the Deferred Cash Convertible Promissory Note, discussed below; and (d) waive all interest which accrued on the $18 million of deferred cash consideration pursuant to the terms of the Purchase Agreement.

June 2024 Debt Conversion Agreement

Also on June 17, 2024, the Company entered into a Debt Conversion Agreement (the “June 2024 Debt Conversion Agreement”) with Milovanović, one of the Sellers, and the then 58.5% stockholder of the Company. Pursuant to the June 2024 Debt Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $4,000,000 of the Deferred Cash Consideration Payable into an aggregate of 1,333,333 shares of restricted common stock of the Company, based on a conversion price of $3.00 per share (the “Debt Conversion Shares”).

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Milovanović agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of $4 million of the Deferred Cash Consideration including all accrued and unpaid interest thereon.

Deferred Cash Convertible Promissory Note

Also on June 17, 2024, the Company entered into a Deferred Cash Convertible Promissory Note with Milovanović (the “Convertible Note”) which had a principal balance of $3 million and does not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the Convertible Note is due and payable on December 17, 2025, unless earlier paid. Milovanović has the right, from time to time, to declare the principal amount of the Convertible Note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

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

On July 1, 2024 and July 31, 2024, a total of $97,419 and $96,910 of the Convertible Note was repaid by the Company. On September 4, 2024, a total of $2,000,000 owed under the Convertible Note was converted into 1,000,000 shares of common stock of the Company pursuant to the terms of the Convertible Note. On September 23, 2024, a total of $100,504 of the Convertible Note was repaid. As of September 30, 2024, a total of $705,167 remained outstanding under the Convertible Note.

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

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the Purchase Agreement, and pursuant to the power provided to Golden Matrix by the Articles of Incorporation of Golden Matrix, as amended, Golden Matrix’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock. The 1,000 shares of Series C Preferred Stock were issued to the Sellers at the closing of the transactions contemplated by the Purchase Agreement.

The below is a summary of the rights and preferences of the Series C Preferred Stock:

Voting Rights. The holders of the Series C Preferred Stock, voting as a class, vote together with the holders of the Company’s common stock on all shareholder matters. At each vote, each share of Series C Preferred Stock entitles the holder 7,500 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series C Preferred Stock).

Additionally, for so long as (a) the Company’s Board of Directors has at least five members; and (b) the Sellers collectively beneficially own more than 40% of the Company’s outstanding common stock (without taking into account shares voted by, or convertible into pursuant to, the Series C Preferred Stock) and for so long as the Series C Preferred Stock is outstanding, the holders of the Series C Preferred Stock, voting separately, have the right to appoint two members to the Company’s Board of Directors. If (x) the Company’s Board of Directors has less than five members, or (y) the Sellers ever collectively beneficially own 40% or less of the Company’s outstanding common stock, the holders of the Series C Preferred Stock, voting separately, have the right to appoint one member to the Board of Directors. The holders of the Series C Preferred Stock also have the sole right to remove such persons appointed by the Series C Preferred Stock and to fill vacancies of such appointees.

See also the following table summarizing the above director appointment rights provided to the holders of the Series C Preferred Stock:

Percent Beneficial Ownership of Common Stock held by the Sellers	Total Directors on the Board of Directors	Total Directors the Holders of the Series C Preferred Stock Can Appoint
Greater than 40%	Five	Two
	Less than five	One
40% or less, but at least 10%	Any number	One
Less than 10%	Any number	None (because under that threshold, the Series C Preferred Stock automatically converts into common stock, meaning the Director-appointment right terminates)

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

Pursuant to the Voting Agreement, the Sellers agreed to not request, encourage, or support any independent directors nominated to the Board of Directors by the Sellers pursuant to the appointment right set forth in the designation of the Company’s Series C Preferred Stock (the “Series C Appointment Right”), to remove Mr. Goodman as Chief Executive Officer of the Company (or reduce his ultimate authority to manage the Company, subject to the terms of the Management Agreement, discussed below) for a period of two years following the closing of the Purchase Agreement, except as to a removal for cause (as defined in the Voting Agreement), or to the extent that failure to vote to remove Mr. Goodman would violate their fiduciary duties to the Company or its shareholders.

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

Reverse Merger

Immediately following the Purchase, the Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock (with Aleksandar Milovanović (“Milovanović”) owning 58.8%), and 67.0% of the Company’s outstanding voting shares (with Milovanović owning 57.0%) and collectively own approximately 70.4% of the Company’s outstanding shares of common stock (with Milovanović owning 59.9%), and 68.2% of the Company’s outstanding voting shares (with Milovanović owning 58.0%). As a result of the Purchase, the Sellers became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company pursuant to the Series C Preferred Stock (as discussed in greater detail above under “Series C Preferred Stock”).

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

Golden Matrix’s results of operations have been included in our consolidated financial statements beginning on April 1, 2024. During the three months ended September 30, 2024, Golden Matrix contributed revenues of  $15,236,661 and a net loss of $(4,145,928), to the Company. During the nine months ended September 30, 2024, Golden Matrix contributed revenues of $  and a net loss of $(6,358,964) to the Company.

During the three months ended September 30, 2024, MeridianBet Group contributed revenues of $25,755,668 and net income of $2,208,836 to the Company. During the nine months ended September 30, 2024, MeridianBet Group contributed revenues of $75,768,638 and net income of $8,477,531 to the Company.

NOTE 23 – SUBSEQUENT EVENTS

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As discussed in greater detail in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”, above, as part of the consideration for the acquisition, we agreed to pay the Sellers (i) $5,000,000 (the “Contingent Cash Consideration”) and (ii) 5,000,000 restricted shares of common stock (the “Contingent Shares”) which were due to the Sellers within five business days following the Determination Date (defined below) if (and only if) the Company determined that each of the Post-Closing Payment Conditions (defined below) were met. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date of the Purchase Agreement (April 9, 2024) and the “Contingent Post-Closing Payment Conditions” are as follows: the Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter.

On October 1, 2024, and effective on October 1, 2024, we and the Sellers entered into a Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fifth Amendment”), which amended the Purchase Agreement to (a) provide that the Company has the option, in its sole discretion, to accelerate the issuance of the Post-Closing Shares; and (b) to satisfy the payment of the Contingent Cash Consideration owed to the Sellers as follows: (A) Milovanović – a total of $2,000,000 of the Contingent Cash Consideration due to Milovanović was agreed to be satisfied in shares of Company common stock, pursuant to the terms of the October 2024 Debt Conversion Agreement, defined below, and the remaining $2,625,000 of Contingent Cash Consideration due to Milovanović, was agreed to be deferred until at least November 9, 2024, and shall thereafter be payable upon written demand by Milovanović to the Company, within two (2) business days; (B) Milošević – a total of $100,000 of the Contingent Cash Consideration due to Milošević was agreed to be satisfied in shares of Company common stock pursuant to the terms of the October 2024 Debt Conversion Agreement, and the Company agreed to pay the remaining $150,000 of Contingent Cash Consideration due to Milošević, at the rate of $50,000 per month, on each of October 1, 2024, November 1, 2024 and December 1, 2024; and (C) Božović – a total of $25,000 of the Contingent Cash Consideration due to Božović was agreed to be satisfied in shares of Company common stock, pursuant to the terms of the October 2024 Debt Conversion Agreement, and the Company agreed to pay the remaining $100,000 of Contingent Cash Consideration due to Božović, at the rate of $50,000 per month, on each of October 1, 2024 and November 1, 2024. The remaining $2,875,000 of Contingent Cash Consideration due to the Sellers as discussed above after the consummation of the transactions contemplated by the October 2024 Debt Conversion Agreement is defined herein as the “Contingent Cash Payable”.

October 2024 Debt Conversion Agreement

Also on October 1, 2024, the Company entered into a Debt Conversion Agreement (the “October 2024 Debt Conversion Agreement”) with each of the Sellers. Pursuant to the October 2024 Debt Conversion Agreement, the Company and (a) Milovanović agreed to convert an aggregate of $2,000,000 of the Contingent Cash Consideration payable to Milovanović into 1,000,000 shares of common stock of the Company, based on a conversion price of $2.00 per share; (b) Milošević agreed to convert an aggregate of $100,000 of the Contingent Cash Consideration payable to Milošević into 43,478 shares of common stock of the Company, based on a conversion price of $2.30 per share, the closing sales price of the Company’s common stock on October 1, 2024, the date the October 2024 Debt Conversion Agreement became binding on all parties, since the agreement became binding after 4:00 p.m. Eastern Time on such day, which closing sales price was equal to the closing consolidated bid price on such trading day (the “Related Party Conversion Price”); and (c) Božović agreed to convert an aggregate of $25,000 of the Contingent Cash Consideration payable to Božović into 10,870 shares of common stock of the Company, based on a conversion price equal to the Related Party Conversion Price.

Pursuant to the October 2024 Debt Conversion Agreement, which included customary representations and warranties of the parties, the Sellers agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the portions of the Contingent Cash Consideration payable to such persons.

Shares issued for services provided

On October 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in September 2024.

On November 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in October 2024.

Issuance of Contingent Shares

On October 14, 2024, the Company issued the 5,000,000 Contingent Shares pursuant to the terms of the Purchase Agreement after determining that the Contingent Post-Closing Payment Conditions were met.

Second Amendment to Senior Secured Convertible Note

On October 30, 2024, the Company and Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), entered into a Second Amendment to Senior Secured Convertible Promissory Note (the “Amendment”), which amended that certain secured, two-year, interest free convertible promissory note in the original principal amount of $12,000,000 issued by the Company to the Investor on July 2, 2024 (the “Secured Convertible Note”).

Pursuant to the Amendment, the Company and the Investor agreed (a) that the October 2024 amortization payment due on October 20, 2024 pursuant to the terms of the Secured Convertible Note, would be paid $100,000 in shares of common stock of the Company, as determined pursuant to the terms of the Secured Convertible Note, and $515,000 in cash; and (b) to amend the events of default set forth in the Secured Convertible Note to provide that it will be an event of default if the Company’s market capitalization is below $250 million for ten consecutive days at any time after March 3, 2025 (previously such applicable starting date for that covenant was December 3, 2024).

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

Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“Društvo”)(“Meridian Montenegro”) operates in the sports betting and gaming industry in Montenegro.

Meridian Gaming Holdings Ltd. is a company formed and registered in the Republic of Malta (“Meridian Malta”). Meridian Malta operates in the sports betting and gaming industry in Malta.

Meridian Gaming (Cy) Ltd is a company formed and registered in the republic of Cyprus (“Meridian Cyprus”). Meridian Cyprus operates in the sports betting and gaming industry in Cyprus.

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

The MeridianBet Group offers a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. The MeridianBet Group offers a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. The MeridianBet Group also owns its own casino development studio, which has thus far produced 52 slot games, which are available online, where regulatory approval is granted, catering to customers on its proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

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

The MeridianBet Group understands that player preferences and market dynamics can vary significantly. To address these differences across the group’s many jurisdictions, it has implemented several unique features and tailored offerings, including:

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

Data providers: Given that the essence of sports betting revolves around accurate and real-time data, data providers are a critical resource for the MeridianBet Group. The MeridianBet Group relies on third-party data providers who deliver real-time sports data, statistical information, and analytical insights. This data underpins the companies’ sportsbook offering and feeds into the dynamic odds-setting and risk management systems the brand uses. The availability of this data and the reliability of the providers are crucial for the daily operation of the MeridianBet Group’s business.

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

Governmental Regulations

I. General

The MeridianBet Group operates within a diverse regulatory environment across key markets. In general, gambling activities are controlled by a specific regulatory authority in each country, usually as a separate and autonomous public body. Such regulatory bodies are generally, in turn, subject to the authority of the subject country’s Ministry of Finance or equivalent. These regulatory bodies are responsible for supervising the granting and revocation of licenses, inspecting retail premises and digital conditions of websites designated for providing betting and gaming services, and ensuring compliance with rules and regulations.

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

Recent Events

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

See “NOTE 23 – SUBSEQUENT EVENTS” in the notes to the financial statements included under “Item 1. Financial Statements” for more details.

October 2024 Debt Conversion Agreement

See “NOTE 23 – SUBSEQUENT EVENTS” in the notes to the financial statements included under “Item 1. Financial Statements” for more details.

Second Amendment to Senior Secured Convertible Note

See “NOTE 23 – SUBSEQUENT EVENTS” in the notes to the financial statements included under “Item 1. Financial Statements” for more details.

Cash Requirements, Liquidity and Capital Resources

We had $38,404,951 of cash on hand as of September 30, 2024. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business.

Our material cash requirements include the following contractual obligations.

Debt:

The Company currently has the following debts:

1.	Unicredit Bank Facility;
2.	Hipotekarna Bank Facility;
3.	Igor Salindrija Facility; and
4.	Lind Global Asset Management VIII LLC Secured Convertible Note.

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

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”, in the notes to the financial statements included under “Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the Purchase:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Golden Matrix Shares	Cash Consideration Balance as of September 30, 2024
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,294,833	6,000,000	705,167
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	-	-	5,000,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	-	-	10,000,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	-	-	10,000,000
Promissory Note Consideration	15,000,000	-	-	15,000,000
Consideration paid	$70,000,000	$23,294,833	$6,000,000	$40,705,167

Contingent obligation:

The Company had a possible holdback payment of approximately $670,650 (GBP 500,000) as part of the consideration for the acquisition of RKingsCompetitions Ltd. (“RKings”). The holdback is contested by the Company and currently subject to ongoing claims.

Meridian Malta is participating in a dispute with the Greek tax authorities for tax liability of approximately $1,468,472. The dispute is currently under appeals at various stages of adjudication. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor.

Liquidity and capital resources

Description	As of September 30,	As of December 31,
2024	2023
Cash and cash equivalents	$38,404,951	$20,405,296
Working capital (deficit)	$(12,722,152)	$9,146,761
Shareholders’ equity	$98,587,817	$59,986,549

The Company had $38,404,951 of cash on hand at September 30, 2024 and total assets of $213,491,765 ($56,669,115 of which were current assets) and a working capital deficit of $12,722,152 as of September 30, 2024. The working capital deficit was mainly due to $14,300,000 post-closing share consideration included in the current liabilities. Included in total assets at September 30, 2024 was $64,129,542 of goodwill and $53,221,603 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Item 1. Financial Statements”.

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

The increase in cash of $17,999,655 between September 30, 2024, and December 31, 2023, was mainly due to the proceeds from loans and borrowings.

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

Cash flows

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$7,317,099	$15,319,404
Cash used in investing activities	$(21,706,531)	$(7,727,874)
Cash provided by (used in) financing activities	$32,716,355	$(3,063,919)

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the nine months ended September 30, 2024, mainly include stock-based compensation, amortization expenses on intangible assets, and depreciation on property plant and equipment.

The Company generated cash from operating activities of $7,317,099 during the nine months ended September 30, 2024, due primarily to $669,019 of net income, $3,252,803 of stock-based compensation, $4,317,523 of amortization expenses, and $3,173,473 of depreciation expenses, which was offset by a $1,131,848 increase in inventories, a $3,903,981 decrease in taxes payable, and a $2,030,489 increase in accounts receivable.

The Company generated cash from operating activities of $15,319,404 during the nine months ended September 30, 2023, due primarily to $11,886,052 of net income, $1,357,453 of amortization expenses, and $2,670,258 of depreciation expenses, which was offset by a decrease in other liabilities of $976,082.

During the nine months ended September 30, 2024, cash used in investing activities was $21,706,531, which was primarily due to $23,294,833 of consideration paid to the former owners of MeridianBet Group in connection with the Purchase, $4,452,143 of consideration paid to acquire Classics, $9,598,234 spent on intangible assets, and the $3,979,633 spent on property, plant and equipment, and partially offset by $17,355,360 in cash assumed from investment in Golden Matrix. During the nine months ended September 30, 2023, cash used in investing activities was $7,727,874, which was primarily due to $4,261,243 spent on intangible assets, and $3,470,626 spent on property, plant and equipment.

During the nine months ended September 30, 2024, cash provided by financing activities was $32,716,355, which was primarily due to proceeds from loans of $26,870,400, attributable to the Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija borrowing, and proceeds from convertible note and warrant of $9,685,305, relating to the Senior Convertible Note and Lind Warrants, discussed in greater detail above in the notes to consolidated financial statements under “Note 15 – Long Term Liabilities—Lind Global Asset Management VIII LLC Securities SPA / Promissory Note”, which was offset by repayment of lease of $1,928,562 and repayment of debt of $1,174,383. During the nine months ended September 30, 2023, cash used in financing activities was $3,063,919, which was primarily due to repayment of lease of $1,644,714 and payments of dividends of $1,419,205.

The Company had a net increase in cash of $17,999,655 for the nine months ended September 30, 2024, which is mostly attributable to the proceeds from loans and borrowings as discussed above.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Nine Months Period Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(3,295,629)	$3,520,060	$669,019	$11,886,052
+ Interest expense	790,193	4,049	827,048	31,930
- Interest income	(58,475)	(25,807)	(163,023)	(35,532)
+ Taxes	1,864,122	316,733	2,670,788	1,148,270
+ Depreciation	1,145,210	878,516	3,173,473	2,670,258
+ Amortization	1,962,157	473,047	4,317,523	1,357,453
EBITDA	$2,407,578	$5,166,598	$11,494,828	$17,058,431
+ Stock-based compensation	1,614,751	-	3,252,803	-
+ Restructuring costs	314,555	112,488	906,286	313,699
Adjusted EBITDA	$4,336,884	5,279,086	15,653,917	17,372,130

Results of Operations

Three months endedSeptember 30, 2024, compared to the three months ended September 30, 2023.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods. Effective on April 1, 2024, the Company acquired 100% of the MeridianBet Group (the “Purchase”), which was accounted for as a reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the Purchase were excluded prior to April 1, 2024, the effective closing date of the Purchase.

	Three Months Ended September 30,
	2024	2023	$Change	%Change
Revenue	$40,992,329	$22,209,657	$18,782,672	85%
Cost of goods sold (COGS)	18,589,162	6,116,688	12,472,474	204%
Gross profit	22,403,167	16,092,969	6,310,198	39%
General and administrative expenses	23,379,550	12,863,262	10,516,288	82%
Income (loss) from operations	(976,383)	3,229,707	(4,206,090)	(130)%
Interest expense	(790,193)	(4,049)	(786,144)	19,416%
Interest earned	58,475	25,807	32,668	127%
Foreign exchange loss	(219,060)	366,183	(585,243)	(160)%
Other income	495,654	219,145	276,509	126%
Provision for income taxes	1,864,122	316,733	1,547,389	489%
Net income (loss)	(3,295,629)	3,520,060	(5,347,217)	(194)%
Net income attributable to noncontrolling interest	109,935	41,771	68,164	163%
Net income (loss) attributable to GMGI	$(3,405,564)	$3,478,289	$(5,415,381)	(198)%

Revenue. Revenue increased by $18,782,672, or 85%, to $40,992,329 for the three months ended September 30, 2024, from $22,209,657 for the three months ended September 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $15,236,661 of revenues in the three months ended September 30, 2024. $10,938,900 of the revenues were from prize competitions and trade promotions, and $3,821,287 of the revenues were from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix. Revenues from online casino increased by $2,698,704, or 30%, to $11,604,744 for the three months ended September 30, 2024, from $8,906,040 for the three months ended September 30, 2023, mainly due to the increase in the offer of online casino games from different providers to 1500+, the integration of our Play'n GO provider, the launching of the new game "Super Heli" from the Company’s studio Expanse, which became a top 3 most popular game in the third quarter of 2024, and revenues from online sports betting which increased by $922,896, or 12%, to $8,549,379 for the three months ended September 30, 2024, from $7,626,483 for the three months ended September 30, 2023, mainly due to our marketing campaigns, including marketing around the European football/soccer Championship in June/July 2024 and the Olympic Games in August/September 2024. Revenues from retail sports betting and retail casino increased by $290,026, or 6%, to $5,293,516 for the three months ended September 30, 2024, from $5,003,490 for the three months ended September 30, 2023, mainly due to the increase in the offer of the brand new slot machines (120) and impact of the European football/soccer championship during June/July 2024.

COGS. Costs of goods sold increased by $12,472,474, or 204%, to $18,589,162 for the three months ended September 30, 2024, from $6,116,688 for the three months ended September 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $11,206,705 to COGS in the three months ended September 30, 2024. A total of $8,077,127 of the COGS was from prize competitions, and $3,068,880 of the COGS was from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix on April 1, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $1,304,315 in total, or 22%, to $7,235,478 for the three months ended September 30, 2024, from $5,931,163 for the three months ended September 30, 2023, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $6,310,198, or 39%, to $22,403,167 for the three months ended September 30, 2024, from $16,092,969 for the three months ended September 30, 2023. The $4,029,956 increase in gross profit was due to the acquisition of Golden Matrix. Gross profit from online casinos increased by $1,883,857 or 29%; gross profit from online sports betting increased by $572,736, or 10%, and gross profit from retail sports betting and retail casino increased by $150,718, or 4% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in the gross profit was mainly due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses increased by  $10,516,288, or 82%, to  $23,379,550 for the three months ended September 30, 2024, from $12,863,262 for the three months ended September 30, 2023. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the three months ended September 30, 2024, was $1,644,916, compared to $0 for the three months ended September 30, 2023, a $1,644,916 increase from the prior period, which was due mainly to the RSUs granted to employees and directors of the Company, as well as shares issued for services during the period.

Amortization expenses for the three months ended September 30, 2024, were $1,962,157, compared to $420,801 for the three months ended September 30, 2023, a $1,541,356, or 366% increase from the prior period, which was due mainly to the amortization of the new intangible assets recognized as a result of the acquisition of Golden Matrix.

Salaries and wages for the three months ended September 30, 2024, were $5,706,182, compared to $3,662,999 for the three months ended September 30, 2023, a $2,043,183 or 56% increase from the prior period, which was due partially to $974,179 of salaries paid to employees of Golden Matrix after the acquisition. Salaries paid to employees of the MeridianBet Group increased by $1,069,004, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended September 30, 2024, were $992,009, compared to $425,336 for the three months ended September 30, 2023, a $566,673 or 133% increase from the prior period, which was due partially to the $263,216 of professional fees of Golden Matrix after the acquisition in connection with acquisitions of Classics, fund raising and accounting fees. Professional fees of MeridianBet Group increased by $303,457, which was mainly due to consulting services, as well as legal and audit services, in connection with the acquisition with Golden Matrix.

Marketing expenses for the three months ended September 30, 2024, were $5,211,173, compared to $2,825,878 for the three months ended September 30, 2023, a $2,385,295 or 84% increase from the prior period, which was due partially to the $1,475,352 marketing fees from Golden Matrix after the acquisition in connection with prize competition in UK, trade promotion in Australia and online casino business in Mexico, and resale of gaming content in Asia Pacific region. Marketing expenses of MeridianBet Group increased by $909,943, primarily driven by our focused efforts around the European football/soccer championship (EURO 2024, June/July '24) and the Summer Olympic Games in August/September ‘24. We invested in new video content on YouTube, TV commercials, billboards, and strategic sponsorships. Additionally, our expanded online campaigns on Facebook and Google, along with organizing trips for our customers, reflect our traditionally rooted commitment to investing in customer engagement and brand visibility.

Rents and utilities for the three months ended September 30, 2024, were $1,566,555, compared to $1,470,856 for the three months ended September 30, 2023, a $95,699 or 7% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense increased by $786,144, or 19,416%, to $790,193 for the three months ended September 30, 2024, from $4,049 for the three months ended September 30, 2023. The increase was mainly due to the amortization of debt discount related to the issuance of the Secured Convertible Note.

Interest earned. Interest earned increased by $32,668, or 127%, to $58,475 for the three months ended September 30, 2024, from $25,807 for the three months ended September 30, 2023. The increase was mainly due to  earned interest income from term deposits with our banks.

Foreign exchange loss. The foreign exchange loss increased by $(585,243), to $(219,060) for the three months ended September 30, 2024, from a gain of $366,183 for the three months ended September 30, 2023. This increased loss was primarily due to the depreciation of the USD against the Euro and GBP, currencies in which the Company holds liabilities.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the three months ended September 30, 2024, and 2023, other income amounted to $495,654 and $219,145, respectively. The increase of $276,509 for the three months ended September 30, 2024, versus the three months ended September 30, 2023, is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services etc.

Provision for income taxes. The provision for income tax increased by $1,547,389, or 489%, to $1,864,122 in the three months ended September 30, 2024, from $316,733 in the three months ended September 30, 2023. The increase in the provision for income tax was mainly due to (a) $1,468,472 income tax accrued for dispute detailed in NOTE 21 - COMMITMENTS AND CONTINGENCIES, and (b) the prize competitions in UK and trade promotions in Australia, which had $168,810 of income taxes during the three months ended September 30, 2024, and which were not acquired until April 1, 2024.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Bit Tech Tanzania in the percentage of 10%, (b) Meridian Gaming Peru in the percentage of 24.5%, (c) Fair Champions Meridian Cyprus in the percentage of 49%, and (d) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended September 30, 2024, and 2023, net income attributable to noncontrolling interest amounted to $109,935 and $41,771, respectively. The increase was primarily due to the profits from Classics which the Company acquired in August 2024.

Net income (loss) attributable to GMGI. Net loss attributable to GMGI increased by $6,883,853, or 198%, to $(3,405,564) for the three months ended September 30, 2024, from net income of $3,478,289 for the three months ended September 30, 2023. The increase was mainly due to an increase in the general and administrative expenses, foreign exchange losses, interest expenses and provision for income taxes, each as discussed above.

Nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods. Effective on April 1, 2024, the Company acquired 100% of the MeridianBet Group, which was accounted for as a reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the Purchase were excluded prior to April 1, 2024, the effective closing date of the Purchase.

	Nine Months Ended September 30,
	2024	2023	$Change	%Change
Revenue	$105,258,158	$67,724,779	$37,533,379	55%
Cost of goods sold (COGS)	43,477,519	17,943,260	25,534,259	142%
Gross profit	61,780,639	49,781,519	11,999,120	24%
General and administrative expenses	58,937,789	37,797,023	21,140,766	56%
Income from operations	2,842,850	11,984,496	(9,141,646)	(76)%
Interest expense	(827,048)	(31,930)	(795,118)	2490%
Interest earned	163,023	35,532	127,491	359%
Foreign exchange gain (loss)	(337,581)	320,852	(658,433)	(205)%
Other income	1,498,563	725,372	773,191	107%
Provision for income taxes	2,670,788	1,148,270	1,522,518	133%
Net income	669,019	11,886,052	(11,217,033)	(94)%
Net income attributable to noncontrolling interest	18,924	171,159	(152,235)	(89)%
Net income attributable to GMGI	$650,095	$11,714,893	$(11,064,798)	(94)%

Revenue. Revenue increased by $37,533,379, or 55%, to $105,258,158 for the nine months ended September 30, 2024, from $67,724,779 for the nine months ended September 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $29,489,520 of revenues in the nine months ended September 30, 2024. $20,595,862 of the revenues were from prize competitions and trade promotions, and $8,059,744 of the revenues were from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix. Revenues from online casinos increased by $6,572,005, or 26%, to $31,500,643 for the nine months ended September 30, 2024, from $24,928,638 for the nine months ended September 30, 2023, mainly due to the increase in the offer of online casino games from different providers to 1500+, the launch of our integrated Play'n GO provider, the launch of the new game "Super Heli" from the Company’s studio Expanse, which became a top 3 most popular game in the third quarter of 2024, and revenues from online sports betting which increased by $1,862,296, or 8%, to $26,447,574 for the nine months ended September 30, 2024, from $24,585,278 for the nine months ended September 30, 2023, mainly due to our marketing campaigns, including marketing around the European football/soccer Championship in June 2024 and the Summer Olympic Games in August/September ‘24. Revenues from retail sports betting and retail casino increased by $231,371, or 1%, to $16,381,424 for the nine months ended September 30, 2024, from $16,150,053 for the nine months ended September 30, 2023, mainly due to the increase in the offer of the brand new slot machines (120) and favorable retail sports results during the month of June 2024, thanks to the impact of the European football/soccer championship during June/July 2024.

COGS. Costs of goods sold increased by $25,534,259, or 142%, to $43,477,519 for the nine months ended September 30, 2024, from $17,943,260 for the nine months ended September 30, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $22,114,155 to COGS in the nine months ended September 30, 2024. A total of $15,671,977 of the COGS was from prize competitions, and $6,257,738 of the COGS was from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix on April 1, 2024. COGS from online casinos, online sports betting, retail casinos and retail sports betting increased by $3,469,920 in total, or 20%, to $20,867,181 for the nine months ended September 30, 2024, from $17,397,261 for the nine months ended September 30, 2023, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $11,999,120, or 24%, to $61,780,639 for the nine months ended September 30, 2024, from $49,781,519 for the nine months ended September 30, 2023. The $7,375,365 increase in gross profit was due to the acquisition of Golden Matrix. Gross profit from online casinos increased by $4,385,372 or 24% and gross profit from online sports betting increased by $918,981, or 5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in the gross profit was mainly due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses increased by  $21,140,766, or 56%, to  $58,937,789 for the nine months ended September 30, 2024, from $37,797,023 for the nine months ended September 30, 2023. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the nine months ended September 30, 2024, was $3,203,212, compared to $0 for the nine months ended September 30, 2023, a $3,203,212 increase from the prior period, which was due mainly to RSUs granted to employees and directors of the Company, as well as shares issued for services during the period.

Amortization expenses for the nine months ended September 30, 2024, were $4,317,523, compared to $1,357,453 for the nine months ended September 30, 2023, a $2,960,070, or 218% increase from the prior period, which was due mainly to the amortization of the new intangible assets recognized as a result of the acquisition of Golden Matrix.

Salaries and wages for the nine months ended September 30, 2024, were $15,287,955, compared to $10,617,553 for the nine months ended September 30, 2023, a $4,670,402 or 44% increase from the prior period, which was due partially to $1,723,740 of salaries paid to employees of Golden Matrix after the acquisition. Salaries paid to employees of the MeridianBet Group increased by $2,946,662, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the nine months ended September 30, 2024, were $2,578,121, compared to $1,405,627 for the nine months ended September 30, 2023, a $1,172,494 or 83% increase from the prior period, which was due partially to the $618,144 of professional fees of Golden Matrix after the acquisition, in connection with the acquisition of Classics, fund raising and accounting fees. Professional fees of MeridianBet Group increased by $554,350, which was mainly due to consulting services as well as legal and audit services, in connection with the acquisition with Golden Matrix.

Marketing expenses for the nine months ended September 30, 2024, were $12,731,111, compared to $9,055,553 for the nine months ended September 30, 2023, a $3,675,558 or 41% increase from the prior period, which was due partially to the $2,101,402 of marketing fees from Golden Matrix after the acquisition, in connection with prize competitions in the UK, trade promotions in Australia and online casino business in Mexico, and the resale of gaming content in the Asia Pacific region. Marketing expenses of MeridianBet Group increased by $1,574,156, primarily driven by our focused efforts around the European football/soccer championship (EURO 2024, June/July '24) and the Summer Olympic Games in August/September ‘24. We invested in new video content on YouTube, TV commercials, billboards, and strategic sponsorships. Additionally, our expanded online campaigns on Facebook and Google, along with organizing trips for our customers, reflect our traditionally rooted commitment to investing in customer engagement and brand visibility.

Rents and utilities for the nine months ended September 30, 2024, were $4,948,076, compared to $4,132,949 for the nine months ended September 30, 2023, an $815,127 or 20% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. The interest expense increased by $795,118, or 2,490%, to $827,048 for the nine months ended September 30, 2024, from $31,930 for the nine months ended September 30, 2023. The increase was mainly due to the amortization of debt discount related to the issuance of the Secured Convertible Note.

Interest earned. The interest earned increased by $127,491, or 359%, to $163,023 for the nine months ended September 30, 2024, from $35,532 for the nine months ended September 30, 2023. The increase was mainly due to earned interest income from term deposits with banks.

Foreign exchange loss. The foreign exchange loss increased by $(658,433), to $(337,581) for the nine months ended September 30, 2024, from a gain of $320,852 for the nine months ended September 30, 2023. This increased loss was primarily due to the depreciation of the USD against the Euro and GBP, currencies in which the Company holds debts.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the nine months ended September 30, 2024, and 2023, other income amounted to $1,498,563 and $725,372, respectively. The increase of $773,191 for the nine months ended September 30, 2024, versus the nine months ended September 30, 2023, is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services etc.

Provision for income taxes . The provision for income tax increased by $1,522,518, or 133%, to $2,670,788 in the nine months ended September 30, 2024, from $1,148,270 in the nine months ended September 30, 2023. This increase was primarily attributed to (a) $1,468,472 income tax accrued for dispute detailed in NOTE 21 - COMMITMENTS AND CONTINGENCIES, and (b) $466,014 in income taxes from prize competitions in the UK and trade promotions in Australia, acquired as of April 1, 2024 as part of the Golden Matrix acquisition, partially offset by a $411,968 decrease in income taxes from MeridianBet Group.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Bit Tech Tanzania in the percentage of 10%, (b) Meridian Gaming Peru in the percentage of 24.5%, (c) Fair Champions Meridian Cyprus in the percentage of 49%, and (d) Classics Holding Pty Ltd Australia in the percentage of 20%. For the nine months ended September 30, 2024, and 2023, net income attributable to noncontrolling interest amounted to $18,924 and $171,159, respectively. The decrease was primarily due to the net loss incurred by the companies for the nine months ended September 30, 2024.

Net income attributable to GMGI. Net income attributable to GMGI decreased by $11,064,798, or 94%, to net income $650,095 for the nine months ended September 30, 2024, from net income of $11,714,893 for the nine months ended September 30, 2023. The decrease was mainly due to an increase in the general and administrative expenses, foreign exchange losses, interest expenses, and provision for income taxes as discussed above.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, are those that depend most heavily on these judgments and estimates. As of September 30, 2024, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 - SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding, except as discussed under “Note 21 – Commitments and Contingences”, under the heading Legal Matters, in the notes to the financial statements included under “Item 1. Financial Statements”, which are incorporated by reference into this “Item 1. Legal Proceedings”. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows; however, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

Aleksandar Milovanović, currently controls approximately 58.3% of the voting power of our capital stock. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Additionally, a required term and condition of the closing of the MeridianBet Group acquisition (the “Closing”) was that the Company and each of the Sellers enter into a Nominating and Voting Agreement, which provides among other things, that each Seller will vote their voting shares “For” appointment of those director nominees, nominated to the Board by the independent Nominating and Corporate Governance Committee which is composed of two members and not vote their shares to remove any directors nominated by the committee, subject to certain exceptions.

Another required term and condition of the Closing was that the Company and Mr. Milošević enter into a Day-to-Day Management Agreement, which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer), while the Voting Agreement is in place.

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

Commencing on September 20, 2024, the Company was required to begin paying the outstanding principal amount of the Secured Convertible Note in 20 consecutive monthly payments of $600,000 each, provided that between payment dates, the Investor may increase the Repayment Amount, to up to $1,000,000 by providing written notice to the Company with such payment to be due and payable within two days of the receipt of such notice, for up to two monthly payments while the Note is outstanding.

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

The Lind Warrant entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per Warrant Share, subject to customary adjustments. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Lind Warrant also provides for cashless exercise to the extent that the Warrant Shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the Warrant Shares are not then covered by an effective registration statement. The Lind Warrant is also subject to a similar Maximum Percentage limitation as set forth in the Secured Convertible Note.

The Deferred Cash Convertible Promissory Note with Milovanović (together with the Secured Convertible Note, the “Convertible Notes”) has a current principal balance of $0.7 million and does not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the Deferred Cash Convertible Note is due and payable on December 17, 2025, unless earlier paid. Milovanović has the right, from time to time, to declare the remaining balance of the Deferred Cash Convertible Note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

The Deferred Cash Convertible Note is convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, with written notice to the Company, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

On July 1, 2024 and July 31, 2024, a total of $97,419 and $96,910 of the Deferred Cash Convertible Note was repaid by the Company. On September 4, 2024, a total of $2,000,000 owed under the Deferred Cash Convertible Note was converted into 1,000,000 shares of common stock of the Company pursuant to the terms of the Deferred Cash Convertible Note. On September 23, 2024, a total of $100,504 of the Convertible Note was repaid. As of September 30, 2024 and the date of this Report, a total of $705,167 remained outstanding under the Deferred Cash Convertible Note.

The issuance of common stock upon conversion of the Convertible Notes and exercise of the Lind Warrants will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Convertible Notes and the Lind Warrants may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Notes and exercise of the Lind Warrants. Although the Secured Convertible Note and Lind Warrant may not be converted/exercised by the holder thereof if such conversion would cause such holder to own more than 4.99% of our outstanding common stock (which may be increased to 9.99% as set forth in the Note and the Lind Warrant), these restrictions do not prevent such holder from converting/exercising some of their holdings, selling those shares, and then converting/exercising the rest of their holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than these limits while never actually holding more shares than the limits allow. If the holder of the Secured Convertible Note chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The availability of shares of common stock upon conversion of the Convertible Notes or exercise of the Lind Warrants for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Convertible Notes or exercise of Lind Warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Convertible Notes or exercise of the Lind Warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Convertible Notes and exercise of the Lind Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Convertible Notes and the Lind Warrants, then the value of our common stock will likely decrease.

We are required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the conversion of the Secured Convertible Note and exercise of the Lind Warrants, which was declared effective on September 20, 2024. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

We are required to make amortization payments of the amounts owed under the Secured Convertible Note upon the occurrence of certain events and we may not have sufficient cash to make such payments, if required.

Commencing September 20, 2024, we were required to begin paying the outstanding principal amount of the Note in 20 consecutive monthly payments of $600,000 each (the first payment of which was timely made), provided that between payment dates, the Investor (Lind Global Asset Management VIII LLC) may increase the Repayment Amount, to up to $1,000,000 by providing written notice to the Company with such payment to be due and payable within two days of the receipt of such notice, for up to two monthly payments while the Secured Convertible Note is outstanding. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the average five (5) lowest daily volume weighted average prices during the twenty (20) days prior to the payment date subject to a floor price of $1.75 per share, or a combination of cash and Repayment Shares, provided that if at the time the Repayment Share Price is deemed to be the Floor Price, then in addition to the Repayment Shares, the Company will pay the Investor an added amount of cash as determined pursuant to a formula contained in the Secured Convertible Note. In order for the Company to issue any Repayment Shares, the Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered under the Securities Act. Any portion of a monthly payment being made in cash shall include a premium of five percent (5%) of such cash amount.

We may not have cash available to pay the required Repayment Amounts and the payment of the Repayment Amount in shares of common stock may cause significant dilution to existing shareholders.

We face significant penalties if we fail to keep effective the required registration statement to register the resale of the Note Shares and Warrant Shares.

The Company agreed to file a registration statement (with the Securities and Exchange Commission no later than sixty (60) days from July 1, 2024, covering the resale of all of the shares of common stock of the Company issuable to the Investor pursuant to the Note and the Lind Warrant, which was timely filed and became effective on September 20, 2024. The Investor was also granted piggyback registration rights. Events of default include, but are not limited to, a payment default on any other indebtedness in excess of $500,000; failure to observe or perform any other covenant, condition or agreement contained in the Secured Convertible Note or any transaction documents; failure of the Company to instruct its transfer agent to issue unlegended share certificates; the Company’s shares are no longer publicly-traded or cease to be listed; if after six months, the shares are not available for immediate resale under Rule 144; and at any time after December 3, 2024, the Company’s market capitalization is below $250 million for ten consecutive days. Upon an event of default, subject to any applicable cure periods, the holder may demand that all or a portion of the outstanding principal amount be converted into shares of common stock of the Company at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs during the 20 days prior to the delivery of the conversion notice, subject to the Floor Price, provided that if at the time of such demand the conversion price is deemed to be the Floor Price, then in addition, to the shares of common stock of the Company at the Floor Price, the Company will pay the holder an additional amount of cash as determined pursuant to a formula contained in the Secured Convertible Note. Upon the occurrence of an event of default as described in the Secured Convertible Note and subject to certain cure rights set forth therein, the holder may at any time at its option declare the Secured Convertible Note immediately due and payable, together with an additional 20% of the outstanding principal amount thereof.

The failure to maintain the effectiveness of the Registration Statement could require us to pay significant penalties to the Investor and/or could reduce the conversion price of the Secured Convertible Note.

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

The Company relies on its management and if they were to leave, its business could be adversely affected.

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

The Company expects to derive more than 90% of its revenue from transactions denominated in currencies other than the United States dollar and currently 100% of the Company’s operations take place in jurisdictions other than the United States. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, our businesses may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where they conduct their business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or enforcing American judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on the Company. Some countries in which the Company may operate may be considered politically and economically unstable.

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

In addition, as the majority of the Company’s revenue is generated from transactions denominated in currencies other than the United States dollar, fluctuations in the exchange rate between the United States Dollar (USD), Serbian Dinar (RSD), European Union Euros (EUR), British Pound Sterling (GBP), Mexican Peso, Bosnia-Herzegovina Convertible Mark (BAM), Peruvian Sol (PEN), Tanzanian Shilling (TZS), and other currencies may have a material adverse effect on their business, financial condition and operating results. The Company’s consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. The Company is exposed to currency exchange rate fluctuations because portions of their revenue and expenses are denominated in currencies other than the United States dollar, particularly the Serbian Dinar (RSD), European Union Euros (EUR), British Pound Sterling (GBP), Mexican Peso, Bosnia-Herzegovina Convertible Mark (BAM), Peruvian Sol (PEN), and Tanzanian Shilling (TZS). In particular, uncertainty regarding global economic conditions and the current debt crisis poses a risk to the stability of each of the aforementioned currencies. Exchange rate fluctuations could adversely affect their operating results and cash flows and the value of their assets outside of the United States. If a foreign currency is devalued in a jurisdiction in which the Company is paid in such currency, then its customers may be required to pay higher amounts for their products, which they may be unable or unwilling to pay.

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

The consideration payable to the Sellers includes cash and stock which will come due in the future. The unpaid portion of the purchase price currently includes: (i)  $2,875,000 of Contingent Cash Consideration due to the Sellers including $2,675,000 due to Milovanović two business days after written demand for payment thereof, at any time after November 9, 2024 and the remainder which is due over the next several months; (ii) $20,000,000 in cash, of which $10,000,000 is due 12 months after the date of the Closing and $10,000,000 is due 18 months after the date of the Closing; and (ii) promissory notes in the amount of $15,000,000, due 24 months after the Closing. The Company also currently owes $0.7 million under the Deferred Cash Convertible Promissory Note with Milovanović.

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

There is no guarantee that the third-party geolocation and identity verification systems that the Company relies on will perform adequately, or be effective. The Company relies on geolocation and identity verification systems to ensure that we are in compliance with certain applicable laws and regulations, and any service disruption to those systems would prohibit us from operating and adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in them inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently denying access to individuals who should be able to access such product offerings, in each case based on an inaccurate identity or geographic location determination. Their third-party geolocation service providers rely on their ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by their third-party service providers may result in the inability of the Company to accurately determine the location of users. Moreover, our inability to maintain existing contracts with third-party service providers, or to replace them with equivalent third parties, may result in their inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materialize, the Company may be subject to disciplinary action, fines or lawsuits, may lose licenses, and our business, financial condition and results of operations could be adversely affected.

The Company relies on third-party payment processors to process deposits and withdrawals made by users, and if they cannot manage their relationships with such third parties and other payment-related risks, their business, financial condition and results of operations could be adversely affected.

The Company relies on a limited number of third-party payment processors to process deposits and withdrawals made by users. If any of their third-party payment processors terminates their relationship or refuses to renew their agreements on commercially reasonable terms, the Company would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet the expectations of the Company, may contain errors or vulnerabilities, may be compromised or experience outages. Any of these risks could cause the Company to lose its ability to accept online payments or other payment transactions or make timely payments to its users, any of which could make their technology less trustworthy and convenient and adversely affect its ability to attract and retain users, or comply with applicable laws and regulations.

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

Events of default under the Facility Agreement include the failure to timely pay amounts thereunder when due, breaches by Meridian Serbia or us under the Facility Agreement or Guaranty, respectively, and/or other security agreements securing such documents, if Meridian Serbia’s accounts are blocked for more than 15 consecutive days, if Meridian Serbia fails to provide any required security pursuant to the terms of the Facility Agreement within 15 calendar days from the date of Unicredit Bank’s request, if 20% or more of Meridian Serbia’s assets are seized or impaired, by any judgment or order, if a liquidation or bankruptcy of Meridian Serbia occurs, the occurrence of a material adverse effect on Meridian Serbia, if a change of control of Meridian Serbia occurs, or Meridian Serbia’s failure to comply with the required net debt/EBITDA ratio.

If an event of default occurs under the Facility Agreement, Unicredit Bank can declare all amounts owed under the Facility Agreement immediately due and payable, prohibit the lending of any additional funds to Meridian Serbia, and charge the amount of default interest as is in compliance with applicable statutory regulations.

Amounts borrowed under the Facility Agreement are secured by a mortgage on substantially all of Meridian Serbian’s real estate; a pledge by Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”)(which is wholly-owned by the Company and which in turn owns 100% of Meridian Serbia) of all of the outstanding capital stock of Meridian Serbia; a pledge by the Company of all of its ownership in Golden Matrix Serbia; and an assignment of Meridian Serbia’s insurance policies. We also guaranteed the full amount owed to Unicredit Bank pursuant to our entry into a Guaranty Agreement.

If an event of default occurs under the Facility Agreement, the lender may enforce their guaranty, enforce their security interests, attempt to foreclose on our assets or securities or those of MeridianBet Group, which could force us to curtail certain of our assets or sell assets or operations to raising funding. As a result, our cash flows, assets and operations, may be materially affected and the value of our securities may decline in value.

Our Secured Convertible Note with the Investor is secured by a Security Agreement over substantially all of our assets and a pledge of the securities of certain of our subsidiaries.

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

As a result of the above, the Investor, in the event of the occurrence of a default under the Secured Convertible Note may enforce its security interests over our assets and/or our subsidiaries which secure such obligations, may take control of our assets and operations, and/or force us to curtail or abandon certain of our current business plans and operations. If that were to happen, any investment in the Company (including, but not limited to any investment in our common stock) could lose value.

Our stock repurchases are discretionary and even if effected, they may not achieve the desired objectives.

On July 15, 2024, the Board approved the purchase of up to $5 million in shares of the Company’s common stock.  A total of 700 shares of common stock were purchased during the quarter ended September 30, 2024, and the repurchase program is scheduled to expire on July 15, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2024, and from the period from October 1, 2024 to the filing date of this Report, which have not previously been disclosed in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended September 30, 2024.

On July 3, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in June 2024.

On August 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in July 2024.

On September 1, 2024, 10,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company.

Recent sales of unregistered securities subsequent to our fiscal quarter ended September 30, 2024.

On October 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in September 2024.

On November 1, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in October 2024.

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

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1 - July 30, 2024	—	$—	—	$5,000,000
August 1 – August 31, 2024	—	$—	—	$5,000,000
September 1 - September 30, 2024	700	$2.3869	700	$4,998,329
Total	700	$2.3869	700

(1) On July 15, 2024, the Board of Directors of the Company approved a share repurchase program for the purchase of up to $5.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program is scheduled to expire on July 15, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases are expected to be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable laws and regulations. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

•	On August 22, 2024, Weiting ‘Cathy’ Feng, the Company’s Chief Financial Officer, Chief Operating Officer and Director entered into a 10b5-1 trading arrangement.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
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

104

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
2.6

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated October 1, 2024, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

		8-K	2.6	10/2/2024	001-41326
2.7#	Share Exchange Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc., Classics Holdings Co. Pty Ltd. and the Shareholders of Classics Holdings Co. Pty Ltd.	8-K	2.1	8/20/2024	001-41326
3.1	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024	8-K	3.1	4/9/2024	001-41326
3.2	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024	8-K	3.3	4/9/2024	001-41326
3.3	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024	8-K	3.2	4/9/2024	001-41326
4.1	Common Stock Purchase Warrant (750,000 shares of common stock), dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC	8-K	4.1	7/3/2024	001-41326

10.1≠	Golden Matrix Group, Inc. 2023 Equity Incentive Plan	8-K/A	10.1	4/4/2024	001-41326
10.2	Nominating and Voting Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	4/9/2024	001-41326
10.3	Day-to-Day Management Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc. and Zoran Milošević	8-K	10.2	4/9/2024	001-41326
10.4	Promissory Note dated April 9, 2024, in the amount of $13,125,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.3	4/9/2024	001-41326
10.5	Promissory Note dated April 9, 2024, in the amount of $1,250,000 representing amounts owed by Golden Matrix Group, Inc. to Zoran Milošević	8-K	10.4	4/9/2024	001-41326
10.6	Promissory Note dated April 9, 2024, in the amount of $625,000 representing amounts owed by Golden Matrix Group, Inc. to Snežana Božović	8-K	10.5	4/9/2024	001-41326
10.7	Facility Agreement dated April 30, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd	8-K	10.1	5/7/2024	001-41326
10.8≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(director, officer and employee awards – May 2024)	8-K	10.2	5/10/2024	001-41326
10.9≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(Meridian Company employee awards – May 2024)	8-K	10.3	5/10/2024	001-41326
10.10≠	Form of First Amendment to RSU Award Agreement (Director awards – May 2024)	8-K	10.1	5/10/2024	001-41326
10.11	Guaranty Agreement dated May 16, 2024, by Golden Matrix Group, Inc. in favor of Unicredit Bank Serbia JSC Belgrade	8-K	10.1	5/20/2024	001-41326
10.12	Debt Conversion Agreement dated June 17, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	6/21/2024	001-41326
10.13	Deferred Compensation Convertible Promissory Note dated June 17, 2024, in the amount of $3,000,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.2	6/21/2024	001-41326
10.14≠	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated June 18, 2024	8-K	10.3	6/21/2024	001-41326

10.15≠	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated June 18, 2024	8-K	10.4	6/21/2024	001-41326
10.16≠	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Zoran Milošević	8-K	10.5	6/21/2024	001-41326
10.17≠	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Snežana Božović	8-K	10.6	6/21/2024	001-41326
10.18#	Securities Purchase Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 2, 2024	8-K	10.1	7/3/2024	001-41326
10.19	$12,000,000 Senior Secured Convertible Promissory Note, dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC	8-K	10.2	7/3/2024	001-41326
10.20	Security Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 1, 2024	8-K	10.3	7/3/2024	001-41326
10.21	Pledge Agreement, dated July 2, 2024, Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC	8-K	10.4	7/3/2024	001-41326
10.22	Loan Agreement between Meridianbet Doo and Hipotekarna Bank AD Podgorica dated March 21, 2024	10-Q	10.22	8/13/2024	001-41326
10.23	Loan Agreement between Igor Salindrija, as lender and Meridian Gaming Limited, as borrower, dated April 1, 2024	10-Q	10.23	8/13/2024	001-41326

10.24	First Amendment Agreement to Facility Agreement dated June 28, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd		10-Q	10.24	8/13/2024	001-41326
10.25	First Amendment to Senior Secured Convertible Promissory Note, dated and effective August 9, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC		10-Q	10.25	8/13/2024	001-41326
10.26	Shareholders Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc. and the other Shareholders of Classics Holdings Co. Pty Ltd.		8-K	10.1	8/20/2024	001-41326
10.27≠	Separation and Release Agreement, effective September 9, 2024, by and between Golden Matrix Group, Inc. and Omar Jimenez		8-K	10.1	9/11/2024	001-41326
10.28	Debt Conversion Agreement dated October 1, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović, Zoran Milošević and Snežana Božović		8-K	10.1	10/2/2024	001-41326
10.29	Second Amendment to Senior Secured Convertible Promissory Note, dated and effective October 30, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC		8-K	10.1	10/31/2024	001-41326
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	x
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

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

GOLDEN MATRIX GROUP, INC.

Dated: November 12, 2024	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	/s/ Weiting ‘Cathy’ Feng
Weiting ‘Cathy’ Feng
Its: Chief Financial Officer (Principal Accounting/Financial Officer)

