Form 10-K
period 2024-12-31
Golden Matrix Group, Inc.
filed 2025-03-24
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 30, 2024, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $48,238,927, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $2.47 on June 28, 2024, the last trading day prior to June 30, 2024. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 24, 2025, the registrant had 132,087,080 shares of its Common Stock, $0.00001 par value, outstanding (not including 918,375 shares of common stock that are expected to be issued upon settlement of Restricted Stock Units which will vest upon the filing of this Report).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

2

Cautionary Statement Regarding Forward-Looking Statements

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Golden Matrix Group, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control which could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to:

•

our need for significant additional financing to grow and expand our operations, complete acquisitions and pay post-closing amounts due in connection therewith, including in connection with the MeridianBet Group (as defined below) acquisition;

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

•	the risks associated with gaming fraud, user cheating and cyber-attacks;

•	risks associated with systems failures and failures of technology and infrastructure on which the Company’s programs rely, as well as cybersecurity and hacking risks;

•	risks relating to inventory management;

•	foreign exchange and currency risks;

•	the outcome of contingencies, including legal proceedings in the normal course of business;

•	the ability to compete against existing and new competitors;

•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns;

•

the risk of loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations; principally from receivables from customers and transactions with financial institutions with which the Company deposits its surplus funds or mandatory deposits of funds for licensing purposes;

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset;

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments;

•	the risks relating to protection of the players’ deposits;

•	Risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected; and

•	Those risks set forth below under “Item 1A. Risk Factors”, below.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, and “GMGI” in this Report refer specifically to Golden Matrix Group, Inc., and its consolidated subsidiaries. References herein to “Golden Matrix” refer to the Company prior to the closing of the Meridian Purchase Agreement (discussed below).

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

Luxor Asset Purchase Agreement

On February 22, 2016, Golden Matrix entered into an Asset Purchase Agreement with Luxor Capital, LLC (“Luxor”), a Nevada limited liability corporation, which is wholly-owned by the Company’s Chief Executive Officer and Director, Anthony Brian Goodman. Golden Matrix purchased certain intellectual property relating to gaming (“Gaming IP”), along with the “know how” of that Gaming IP from Luxor. In consideration for the purchase, Golden Matrix agreed to issue 74 shares of the Company’s Common Stock and a Convertible Promissory Note in the amount of $2,374,712. On February 26, 2016, 60 shares were issued to Luxor.

GM2 Asset Purchase Agreement

On February 28, 2018, Golden Matrix entered into an Asset Purchase Agreement with Luxor. Pursuant to the Asset Purchase Agreement, Golden Matrix purchased certain intellectual property and know-how relating to a proprietary gaming solution from Luxor (the “GM2 Asset”), in exchange, Golden Matrix issued 4,166,667 shares of common stock, and an Earn Out Payment calculated at 50% of the revenues generated by the GM2 Asset during the 12-month period from March 1, 2018 to February 28, 2019. A convertible note was required to be issued to Luxor before April 30, 2019, was to bear interest at the rate of 4% per annum and be convertible into shares of the Company’s common stock at a conversion price equal to the average of the seven trading days closing prices on the date prior to conversion. The GM2 Asset included all source code and documentation.

GTG Purchase Agreement

On January 19, 2021, Golden Matrix acquired 100% ownership of Global Technology Group Pty Ltd (GTG), an Australian company. GTG had an Alderney Gambling Control Commission (“AGCC”) license (an AGCC Category 2 Associate Certificate) at the time of acquisition. The license expired on December 10, 2024. GTG was wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and director. The purchase price was 85,000 Pounds Sterling (£) (approximately $113,000). On March 22, 2021, the Company paid Mr. Goodman $115,314 USD (equivalent to 85,000 GBP), for the acquisition of GTG.

RKings Purchase Agreement

On November 29, 2021, Golden Matrix entered into a Sale and Purchase Agreement of Ordinary Issued Share Capital (the “RKings Purchase Agreement”), to acquire an 80% ownership interest in RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) from Mark Weir and Paul Hardman, individuals (each a “RKings Seller” and collectively the “RKings Sellers”), the owners of 100% of the ordinary issued share capital of RKings. On December 6, 2021, Golden Matrix closed the purchase of an 80% interest in RKings, which had an effective date of November 1, 2021.

On October 27, 2022, Golden Matrix exercised its Buyout Right by providing written notice to the minority owners of RKings. In connection with such exercise, Golden Matrix agreed to pay minority owners in total $1,323,552, which would be satisfied by the issuance by Golden Matrix to the minority owners 165,444 shares of restricted common stock of the Company (with such shares being valued at $8.00 per share pursuant to the terms of the Shareholders Agreement). On November 4, 2022, 165,444 restricted shares were issued to the minority owners. On November 30, 2022, RKings filed a confirmation statement with UK’s Companies House pursuant to which the 20% minority shares of RKings were transferred to Golden Matrix effective on November 4, 2022.

Golden Matrix MX

On July 11, 2022, Golden Matrix entered into a Share Purchase Agreement to acquire 99.99% of the stock of Golden Matrix MX, S.A. DE C.V. (“Golden Matrix MX”), a then newly formed shell company incorporated in Mexico for nominal consideration. Golden Matrix MX had no assets or operations at the time of the acquisition and was formed for the benefit of Golden Matrix, for the sole purpose of operating an online casino in Mexico. The acquisition closed on September 7, 2022. Golden Matrix launched its licensed proprietary B2C online casino in Mexico on November 1, 2022, via its majority-owned subsidiary Golden Matrix MX. The online casino, Mexplay, (www.mexplay.mx), is an online site in Mexico which features an extensive number of table games, slots, as well as a sportsbook, and offers tournament competition prizes similar to those offered by RKings.

GMG Purchase Agreement

On October 17, 2022, effective August 1, 2022, Golden Matrix entered into a Stock Purchase Agreement (the “GMG Purchase Agreement”), to acquire a 100% ownership interest in GMG Assets Limited (“GMG Assets”), a private limited company formed under the laws of Northern Ireland from Aaron Johnston and Mark Weir, individuals, the owners of 100% of the ordinary issued share capital (100 Ordinary Shares) of GMG Assets (the “GMG Sellers”).  At the time of our entry into the GMG Purchase Agreement, Aaron Johnston was a Board Member of the Company, and Mark Weir was a 10% Shareholder in RKings, of which Golden Matrix then held 80%, and as such are both related parties to the Company. Pursuant to the GMG Purchase Agreement, which was approved by the Company’s Board of Directors and the Audit Committee of the Board of Directors, Golden Matrix agreed to pay the GMG Sellers 25,000 British pound sterling (GBP) (approximately $29,000) for 100% of GMG Assets, which represented the combined costs paid by the GMG Sellers to form GMG Assets. GMG Assets was formed for the sole purpose of facilitating the Company’s operation of RKings and to facilitate cash alternative offers for winners of prizes within RKings’ business.

MeridianBet Acquisition

On January 11, 2023, we entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with Aleksandar Milovanović (“Milovanović”), Zoran Milošević (“Milošević”) and Snežana Božović (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“Meridian Montenegro”); Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta (“Meridian Malta”); and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (“Meridian Cyprus”, and collectively, “MeridianBet Group”).

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

In connection therewith, on June 28, 2023, we entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023 (the Amended and Restated Sale and Purchase Agreement of Share Capital, as amended from time to time, the “Meridian Purchase Agreement”).

On April 9, 2024, the Meridian Purchase closed (the “Meridian Purchase”) and we acquired 100% of MeridianBet Group, effective for all purposes as of April 1, 2024. MeridianBet Group operates online sports betting, online casino, and gaming operations and is currently licensed and operating in more than 15 jurisdictions across Europe, Africa and Central and South America. In connection with the Purchase, on April 9, 2024, we (A) issued 82,141,857 restricted shares of the Company’s common stock to the Meridian Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”); (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Milovanović, $1,250,000 to Milošević, and $625,000 to Snežana Božović.

Pursuant to the terms of the Meridian Purchase Agreement, we were also required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 and (ii) 5,000,000 restricted shares of common stock (collectively, the “Contingent Post-Closing Consideration”) which was due to the Meridian Sellers within five business days following the six month anniversary of the closing if (and only if) the Company determined certain post-closing conditions were met; and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date and $10,000,000 is due 18 months after the closing date (“Non-Contingent Post-Closing Cash Consideration”).

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

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement the Company entered into a Nominating and Voting Agreement (the “Original Voting Agreement”) between the Company, Anthony Brian Goodman, the Company’s Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Meridian Sellers.

On January 29, 2025, we, Mr. Goodman and Luxor, and each of the Meridian Sellers entered into an Amended and Restated Nominating and Voting Agreement (as amended and restated, the “Voting Agreement”).

The Voting Agreement: (a) provides for the Board of Directors (the “Board”) of the Company to consist of up to six (6) members, of which two may be appointed by the Meridian Sellers as holders of the Series C Preferred Stock of the Company, and four (4) of which may be appointed by the Company’s Nominating and Corporate Governance Committee, provided that upon the effectiveness of the resignation of Weiting (Cathy) Feng as a member of the Board, which will become effective on July 25, 2025, the Board shall consist of up to five (5) members, of which two may be appointed by the Meridian Sellers as holders of the Series C Preferred Stock of the Company and three (3) of which may be appointed by the Nominating and Corporate Governance Committee; and (b) remove certain terms of the Original Voting Agreement which related to actions to occur at Closing.

The Voting Agreement requires the Meridian Sellers, until the earlier of (a) April 9, 2026; (b) the date that the Meridian Sellers have each provided the Company written notice of their intent to terminate the Voting Agreement, at any time after the Day-to-Day Management Agreement made and entered into as of April 9, 2024, by and between the Company and Milošević has been terminated pursuant to its terms; and (c) the date that the Company’s Independent Directors and Meridian Sellers mutually agree to terminate the Voting Agreement to:

(1)

vote their voting shares of the Company “For” appointment of those director nominees, nominated to the Board of Directors from time to time by the Nominating and Corporate Governance Committee, which Nominating and Corporate Governance Committee is required to be composed of two members; and

(2)

not vote their shares to remove any directors nominated by the Nominating and Corporate Governance Committee, subject to certain rights to withhold votes for certain persons disqualified from serving as a member of the Board of Directors as described in the Voting Agreement.

The Nominating and Corporate Governance Committee is required to be made up solely of two independent directors, one of whom will be the independent Board member appointed to the Board by the Meridian Sellers, who will chair the Nominating and Corporate Governance Committee, and one of whom will be an independent Director appointed by the full Board of Directors of the Company. The current Committee is made up of William Scott, Chairman of the Nominating and Corporate Governance Committee, and Thomas E. McChesney, each members of the Board. If the Nominating and Corporate Governance Committee becomes deadlocked on a nominee, then the independent Director(s) on the Board will have the right to vote, and to collectively break the voting tie (voting by majority).

The Voting Agreement also includes restrictions on the ability of the Meridian Sellers to transfer shares of the Company which they hold during the term, unless such transferees enter into a joinder to the Voting Agreement and includes a provision allowing any member of the Board nominated by the Meridian Sellers to share confidential information with the Meridian Sellers, but otherwise prohibiting them from sharing such confidential information with any other person.

Pursuant to the Voting Agreement, the Meridian Sellers agreed to not request, encourage, or support any independent directors nominated to the Board of Directors by the Meridian Sellers pursuant to the appointment right set forth in the Series C Preferred Stock designation (the “Series C Appointment Right”), to remove Mr. Goodman as Chief Executive Officer of the Company (or reduce his ultimate authority to manage the Company, subject to the terms of the Management Agreement, discussed below) during the term of the Voting Agreement, except as to a removal for cause (as defined in the Voting Agreement), or to the extent that failure to vote to remove Mr. Goodman would violate their fiduciary duties to the Company or its shareholders.

Day-to-Day Management Agreement

Also on April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement, the Company and Milošević (one of the Meridian Sellers) entered into a Day-to-Day Management Agreement (“Management Agreement”), which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, MeridianBet Group by their current leadership (i.e., Milošević, as Chief Executive Officer of the MeridianBet Group), while the Voting Agreement is in place. The purpose of the agreement is to ensure the continued running of MeridianBet Group in the ordinary course, for a finite period of time, by one or more individuals who (i) have grown such entities to their current, profitable levels, earning them an important level of corporate and business knowledge; and (ii) have the native-language abilities to easily communicate with mid-level and low-level employees, among other material advantages. The violation of that materiality-based restriction would also raise an option for the Meridian Sellers to suspend or terminate (at their discretion) the Voting Agreement. The Management Agreement does not, other than in connection with the day-to-day operations of MeridianBet Group, restrict the Board of Directors or management’s ability to manage MeridianBet Group or the Company as a whole.

Pursuant to the Management Agreement, Milošević will serve as the manager of MeridianBet Group and will supervise and direct the day-to-day operation of MeridianBet Group as Chief Executive Officer thereof. The initial term of the Management Agreement is two years (i.e., until April 9, 2026), unless otherwise extended with the mutual agreement of the parties. Milošević has the right to terminate the Management Agreement immediately upon the termination of the Voting Agreement; and Milošević has the right to terminate the Voting Agreement immediately upon the expiration or termination of the Management Agreement.

The Management Agreement may also be terminated in writing by a non-breaching party in the event of the other party’s (i)fraud, gross negligence or willful misconduct in the performance of its obligations under the Management Agreement; or (ii) the breach by the other party of any of its obligations under the Management Agreement, if such breach is not cured within such 30 days after written notice to breaching party is provided by the non-breaching party, or if such breach cannot reasonably be cured within 30 days, if such breaching party fails to commence the cure thereof within said 30 day period and thereafter fails to diligently pursue said cure or if such breaching party fails to complete said cure within 60 days of such breach.

If Milošević were to pass away, become materially disabled, or cease to be our or a MeridianBet Group employee during the term of the Management Agreement, then the Management Agreement would not terminate, and instead the other Meridian Sellers would have the right to substitute another person in Milošević’s role.

In consideration for the services agreed to be provided by Milošević under the Management Agreement, the Company will pay Milošević $10 per year.

Pursuant to the Management Agreement, at least once per calendar year, but more frequently at the request of Milošević and/or the Company’s Chief Executive Officer (the “CEO”)(but not more frequently than semi-annually), Milošević shall prepare a budget for the upcoming year (or such shorter period as the parties may in their discretion determine) for MeridianBet Group (the “Budget”), which is required to be approved by the CEO.

Classics for a Cause Exchange

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd., an Australian proprietary limited company (“Classics”). Classics, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics for a Cause” or “CFAC”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences. On August 21, 2024, the Company closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

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
(4)	up to an additional AUD $500,000 (USD $326,700) (the “Holdback Cash”), which was earned in full; and
(5)	the right to certain earnout payments as discussed below.

The Classics Closing Shares are subject to a true-up in the event the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that is 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) is less than the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day), the Shareholders are due additional compensation from the Company in an amount equal to the difference between the two closing prices, multiplied by the total Classics Closing Shares (the “True-Up Amount”). At the Company’s option, the True-Up Amount can be paid in cash or shares of common stock of the Company (“True-Up Shares”), or any combination thereof. If shares of common stock are issued in connection with the satisfaction of the True-Up Amount they are to be valued based on the US$ Agreed Value. On February 17, 2025, the True-Up Amount was determined to be $518,650. As of the date of the report, the True-Up Amount remains outstanding.

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

General Information

Because the Meridian Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock on the Closing Date (with Milovanović owning 58.8%), and became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company, the Purchase was accounted for as a reverse merger and recapitalization of the Company under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with MeridianBet Group as the accounting acquirer and Golden Matrix as the accounting acquiree.

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

On, and effective on, April 5, 2024, the Board of Directors of the Company approved a change in the Company’s fiscal year end from October 31st to December 31st, to align the Company’s fiscal year end with that of MeridianBet Group. As a result, all historical financial information presented in the consolidated financial statements in “Item 8. Financial Statements and Supplemental Data” of this Report, represents the accounts of MeridianBet Group as if MeridianBet Group is the predecessor to the Company.

Our Business

The Company  (i) operates online sports betting, online casino, and gaming operations in more than 15 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators and, (iii) offers pay-to-enter prize competitions in the United Kingdom (UK) and leads trade promotions in Australia, providing members with free prizes.

Online Sports Betting, Online Casino, And Gaming Operations

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 700 shops, approximately 250 are owned by the Company’s subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past several years.

The Company’s proprietary technology enables the development of scalable systems capable of operating in multiple jurisdictions and currencies, all the while leveraging the same technical infrastructure for odds setting and risk management. The Company’s technology platform ensures consistency in odds setting and risk management across all the markets that they operate in.

Additionally, the Company’s approach to its markets is flexible and omni-channel, encompassing (for example) iOS, Android, mobile browser, desktop, SMS, SST, and USSD applications (discussed in greater detail below) and technologies (as well as customary retail operations). This omni-channel approach seeks to ensure that consumers can access the Company’s offerings in different ways, but is also, in certain jurisdictions, essential to overcoming some of the technological challenges faced by consumers in those territories. This approach ensures the Company’s customers across diverse regions and connectivity levels can engage with the Company’s content and have the same level of user experience.

More specifically, the Company’s technological platforms include:

•	iOS and Android services: the Company offers dedicated mobile applications for both iOS and Android users, providing a seamless and user-friendly experience for those who prefer betting on the go.

•

Mobile Browser: the Company’s mobile website is optimized for various mobile browsers, ensuring that customers can access these services conveniently from their mobile devices, even without the need for a dedicated app.

•	Desktop: For customers who prefer a traditional desktop experience, the Company offers a comprehensive desktop platform that provides a wide range of betting options.

•

SMS (Short Message Service): In regions with limited internet connectivity, such as parts of Africa, the Company offers SMS betting services. Customers can place bets and receive updates through text messages, making sports betting accessible to a broader audience.

•

SST (Simplified Service Text): similar to SMS, SST allows customers to place bets and receive information via text messages, ensuring that users with basic mobile phones or limited internet access can still enjoy the Company’s services.

•

USSD (Unstructured Supplementary Service Data): USSD is a critical channel in regions where internet access is limited. It enables users to interact with the Company’s platform through a simple, menu-based system on their mobile phones. Customers can place bets, check odds, and manage their accounts using USSD, providing inclusivity in markets with varying levels of technological infrastructure.

A significant component of the Company’s revenue is derived from its comprehensive sports betting offerings, which cover over 800 different leagues, providing more than 11 million bets on over 20,000 sporting events each month, inclusive of in-play betting. Notably, the sports betting technology, odds setting, and risk management platforms are proprietary to the Company.

The Company’s sports betting services cover a wide range of sports, events, and markets to cater to diverse player local preferences. They offer betting options for traditional sports such as soccer (football), basketball, tennis, table tennis, volleyball, handball, ice hockey, American football, baseball, rugby, cricket, horse racing, and more. Additionally, they provide opportunities for betting on emerging trends like e-football and e-sports. In addition to conventional sports, the Company’s portfolio extends to niche markets like futsal, floorball, snooker, badminton, beach volleyball, darts, water polo, golf, biathlon, cycling, boxing, martial arts, alpine skiing, skiing, Formula 1, motor sports, NASCAR, kabaddi, and even sports specials related to major competitions. Moreover, the Company offers betting on political events where regulatory conditions permit, and even allows customers to propose their own bets, provided they meet ethical and legal requirements and are measurable.

The Company’s innovative use of machine learning technologies within its platform serves enhanced customer experiences by offering tailored bets and continuously updated odds over an extensive range of events. This significantly reduces the requirement for manual oversight and intervention.

The Company offers a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. The Company offers a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. The Company also owns its own casino development studio, which has thus far produced 52 slot games, which are available online, where regulatory approval is granted, catering to customers on its proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

The Company’s casino offerings include a mix of in-house developed games from Expanse Studios and a selection of titles from renowned third-party casino providers. These providers include Games Global, BluOcean, Relax, Oryx, Playtech, iSoftbet, Leap, Evolution, Easit, Amusnet, Thunderkick, Spribe, Habanero, PG Soft, Greentube, EvoPlay, Wazdan, Pragmatic Play, Playson, Fazi, Endorphina, Spearhead, CT Interactive, Kiron, and Platipus. The Company has established revenue-sharing agreements with such providers to offer a wide variety of casino games, ensuring a diverse and engaging casino experience for the Company’s players via a vibrant and ever-expanding casino game library.

The Company has a dedicated iGaming section that covers eSports competitions and allows betting on gaming tournaments. This section caters to the growing interest in competitive gaming and includes popular titles such as CS:GO, Dota 2, Fortnite, LoL, Valorant, Rainbow Six, Crossfire, King of Glory, and more. This diverse range allows the Company to cater to the preferences of eSports enthusiasts.

The Company also provides extensive coverage of eSports events, encompassing major tournaments such as The International (Dota 2), League of Legends World Championship, and CS:GO Majors. Additionally, they align their coverage with significant European and international eSports tournaments according to the European competition calendar. This approach ensures that customers have access to a broad spectrum of eSports events, adhering to regulatory guidelines. The Company also utilizes ethical advertising practices and partnerships with specialized gaming websites to connect with eSports enthusiasts effectively.

The Company offers in-play betting for eSports matches, enabling customers to place bets during the live progression of the games. This real-time betting feature enhances the eSports betting experience while ensuring that it complies with regulatory standards. To maintain the integrity of eSports betting and prevent unethical practices like match-fixing, the Company collaborates closely with international eSports federations. This partnership allows the Company to monitor eSports events and swiftly respond to any suspicious activities. In the event of any concerns, they proactively engage with national law enforcement authorities to uphold fair play and regulatory compliance.

The Company understands that player preferences and market dynamics can vary significantly. To address these differences across the group’s many jurisdictions, it has implemented several unique features and tailored offerings, including:

•

Localized content: In all markets, the Company provides localized content and promotions to align with city, country, and regional preferences. This includes language-specific interfaces, promotions tied to local events, and culturally relevant gaming experiences and consumer patterns.

•

Customer engagement: The Company prioritizes responsible gaming and offers tools such as deposit and loss limits, time-out features, and self-exclusion options. These tools empower players to manage their gaming experiences responsibly.

•

Innovative Betting Options: The Company’s “Empty Bets” feature allows customers to propose their own bets, fostering a sense of engagement and personalization. These bets are subject to stringent ethical and legal criteria and must be measurable. These bets are strictly prohibited from involving any unethical or illegal events or activities. The Company maintains a strong commitment to upholding the highest ethical standards in all aspects of their operations, including innovative betting options.

Beyond its direct business-to-consumer (B2C) operations, the Company also facilitates an indirect B2B franchise model. Under this model, the Company licenses its proprietary sports betting technology to local partners, who can operate under the Company brand or their own brand. This diversifies the Company’s revenue stream, enabling it to leverage its technology for added income, while expanding its brand presence.

Status of Development Efforts For New Or Enhanced Products, Trends In Market Demand And Competitive Conditions

The Company is diligently invested in research and development initiatives to attempt to stay at the forefront of its industry and meet the ever-evolving needs of its diverse customer base. As part of this strategy, the Company’s developmental efforts are primarily focused on enhancing product offerings, refining user experience, and bolstering its proprietary sports betting technology.

The Company products and services compete in a market characterized by rapid technological advances, which means evolving standards in software technology and frequent new product introductions and enhancements that may render the existing ones obsolete. The Company attempts to continuously refine its software and technology offerings especially in terms of more intensive customer specification, segmentation and personalization, as well as to address regulatory changes in the markets in which it operates and plans to operate. The Company believes that in order to remain competitive, it needs to continuously modify and enhance its technology platform and service offerings.

In the realm of technological advancement, one of the key development initiatives currently in progress at the Company is the integration of advanced Machine Learning (ML) technologies into its sports betting platform. The incorporation of these sophisticated technologies aims to personalize and enrich the betting experience for individual users by offering tailored bets, real-time updating of odds across a vast range of events, and further reducing the need for human oversight. This is expected to not only create a more dynamic, responsive, and intuitive betting experience, but also present a significant competitive advantage in a market where customer experience is paramount.

In terms of market trends, the Company believes that demand for online betting is on a significant upward trajectory globally, partially due to the lasting impact of the COVID-19 pandemic, which has accelerated the shift from traditional, physical betting shops to online platforms. The industry-wide transition towards mobile betting is another recent major trend, spurred on by the increased penetration of smartphones and improved internet connectivity. In response to these trends, the Company has successfully implemented an omni-channel approach to its markets, including iOS, Android, mobile browser, desktop, SMS, SST, USSD as well as retail segment.

With regard to competitive conditions, the betting industry continues to be highly competitive, with new entrants emerging frequently. However, the Company has maintained a robust competitive position, owing to its advanced technological infrastructure, diversified product portfolio, personalized customer experience, and prudent regulatory compliance. The Company is focused on maintaining and enhancing this competitive edge through continuous innovation, customer-centricity, and adaptability.

Resources Material to the Company’s Business

In the context of the sports betting and gaming industry, raw materials do not take the traditional form as seen in manufacturing or other product-centric businesses. Instead, for entities like the Company, the primary resources are operating licenses, data, and software infrastructure. The ability to procure, process, and effectively utilize these resources plays a fundamental role in delivering competitive offerings and ensuring seamless and globally competitive operations.

Data providers: Given that the essence of sports betting revolves around accurate and real-time data, data providers are a critical resource for the Company. The Company relies on third-party data providers who deliver real-time sports data, statistical information, and analytical insights. This data underpins the companies’ sportsbook offering and feeds into the dynamic odds-setting and risk management systems the brand uses. The availability of this data and the reliability of the providers are crucial for the daily operation of the Company’s business.

Software infrastructure: The Company’s proprietary sports betting technology forms the backbone of its operations. This includes its platform, which enables online and offline betting across multiple geographies, currencies, broadband internet connectivity conditions and regulatory demands. Maintaining, updating, and enhancing this software infrastructure is vital to its capacity to deliver a seamless and secure betting experience. It also ensures its offerings remain cutting-edge and competitive.

Content suppliers: In addition to data providers, the Company relies, to some extent, on various third-party suppliers for its gaming content, particularly in the areas of casino games, slots, roulette, and other RNG games. The Company has a team of well-established and experienced professionals capable of creating a broad segment of user acquisition content. The availability of high-quality and diverse gaming content is key to attracting and retaining customers, which is why the portion of in-house built casino products is constantly growing.

Human resources: The Company relies on the skills and expertise of its workforce, which includes everyone from the cashiers and odds setters, to the software engineers who maintain and develop its technical infrastructure, customer support personnel, who interface directly with the customers, as well as the compliance and regulatory team customer support representatives.

A Provider of Enterprise Software-as-a-Service (“SaaS”) Solutions

Following the closing of the Meridian Purchase and effective April 1, 2024, the Company, through Golden Matrix, develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. As part of the Purchase, the Company acquired a proprietary Internet gaming enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gaming (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

We develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key and white-label gaming platforms for our international customers, located primarily in the Asia Pacific region.

As of December 31, 2024, our systems had over 8.3 million registered players and a total of more than 800 unique casino and live game operations within all our platforms including our GM-X and GM-Ag, Turnkey Solutions, and White Label Solutions.

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

A Provider of Pay To Enter Prize Competitions And Online Trade Promotions Platform

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

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics. Classics, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics for a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences. On August 21, 2024, the Company closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

Subsidiaries

The consolidated financial statements as of December 31, 2024, include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which include:

•	Global Technology Group Pty Ltd. (“GTG”), a limited proprietary company formed and registered under the laws of Australia.
•	Classics Holdings Co. Pty Ltd (“Classics”), a limited proprietary company formed and registered under the laws of Australia, with direct subsidiary of:

o	Classics For A Cause Pty Ltd (Australia)(“Classics for a Cause” or “CFAC”)

•	RKingsCompetitions Ltd., (“RKings”), a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix MX, S.A. DE C.V., (“GM MX”), a corporation incorporated under the laws of Mexico.
•	GMG Assets Limited, (“GMGA”), a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix (IOM) Limited, (“GMIOM”), a limited company formed and registered under the laws of the Isle of Man.
•	Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia.
•

Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd (Meridian Tech d.o.o.)(“Meridian Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia, with direct subsidiaries of:

o	Meridian Tech (Bosnia)
o	Meridian Bet Brcko (Bosnia)
o	Meridian Tech (PYT) LTD (South Africa)
o	Meridianbet Brasil Ltda (Brazil)
o	Meridian Gaming Brasil SPE Ltda (Brazil)

•

Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica (MeridianBet)(“Meridian Montenegro”), a private limited company formed and registered in and under the laws of Montenegro, with direct subsidiaries of:

o	Meridian Worldwide (Cyprus)
o	Bit Tech Ltd (Tanzania)

•	Meridian Gaming Holdings Ltd. (“Meridian Malta”), a company formed and registered in the Republic of Malta, with direct subsidiaries of:

o	Meridian Gaming (Malta)
o	My Best Odds (Belgium)
o	Meridian Gaming (Peru)
o	Global Meridian Gaming (Curacao)
o	Fair Champions Meridian Ltd (Cyprus)
o	Meridian Global Consulting (Montenegro)
o	Expanse Studios (Serbia)
o	Media Games Malta Ltd. (Malta)

•	Meridian Gaming (Cy) Ltd, (“Meridian Cyprus”), a company formed and registered in the Republic of Cyprus.

The descriptions of the ownership and the percentages of ownership are identified below.  All intercompany transactions and balances have been eliminated.

Company	Country	Original Date Acquired	Ownership
Companies under Golden Matrix (Legal Acquirer / Accounting Acquiree)	United States
Global Technology Group Pty Ltd. (“GTG”)	Australia	January 19, 2021	100%
RKingsCompetitions Ltd.*	United Kingdom	November 1, 2021 & November 4, 2022*	100%
Golden Matrix MX, S.A. DE C.V.	Mexico	July 11, 2022	99.99%
GMG Assets Limited	United Kingdom	August 1, 2022	100%
Golden Matrix (IOM) Limited	Isle of Man	November 14, 2023	100%
Golden Matrix Group Beograd-Novi Beograd	Serbia	March 27, 2024	100%
Classics Holdings Co. Pty Ltd	Australia	August 1, 2024	80%
Subsidiary: Classics For A Cause Pty Ltd	Australia	August 1, 2024	80%
Companies under MeridianBet Group (Legal Acquiree / Accounting Acquirer)
Meridian Tech d.o.o. – Accounting Acquirer	Serbia	March 3, 2001**
Subsidiary: Meridian Tech	Bosnia & Herzegovina	July 16, 2003	100%
Subsidiary: Meridian Bet Brcko	Bosnia & Herzegovina	November 11, 2022	100%
Subsidiary: Meridian Tech (PYT) LTD	South Africa	April 26, 2021	100%
Subsidiary: Meridianbet Brasil Ltda	Brazil	September 15, 2023	100%
Subsidiary: Meridian Gaming Brasil SPE Ltda	Brazil	August 1, 2024	70%
MeridianBet – Accounting Acquirer	Montenegro	August 12, 2022**
Subsidiary: Meridian Worldwide Ltd. ***	Cyprus	August 18, 2016 & September 3, 2024***	100%
Subsidiary: Bit Tech Ltd.	Tanzania	June 8, 2017	100%
Meridian Gaming Holdings Ltd. – Accounting Acquirer	Malta	May 16, 2016**
Subsidiary: Meridian Gaming Ltd.	Malta	May 9, 2007	100%
Subsidiary: My Best Odds BVBA	Belgium	August 30, 2011	100%
Subsidiary: Meridian Gaming S.A.C.***	Peru	April 29, 2016 & September 3, 2024***	100%
Subsidiary: Global Meridian Gaming	Curacao	December 15, 2016	100%
Subsidiary: Fair Champions Meridian Ltd.	Cyprus	January 26, 2008	51%
Subsidiary: Meridian Global Consulting	Montenegro	March 1, 2022	100%
Subsidiary: Expanse Studios	Serbia	December 31, 2022	100%
Subsidiary: Media Games Malta Ltd.	Malta	August 1, 2024	100%
Meridian Gaming (CY) Ltd. – Accounting Acquirer	Cyprus	November 1, 2012**

* Effective on November 1, 2021, the Company acquired 80% of RKingsCompetitions Ltd. and effective on November 4, 2022, the Company acquired the remaining 20% interest in RKingsCompetitions Ltd.

** The dates of incorporation for accounting Acquirer.

*** Effective on September 3, 2024, the Company acquired the remaining 24.5% of Meridian Gaming S.A.C. Peru and the remaining 15.5% of Meridian Worldwide Ltd. Cyprus.

Intellectual Property

The Company’s intellectual property includes, among other things, extensive software-driven technological platforms, in-house developed games, licensed games, GM-X and GM-Ag Systems, the content of its websites, its registered domain names, registered and unregistered trademarks, certain trade secrets, and licenses. The Company believes that its intellectual property is an essential asset of its business and that its registered domain names and technology infrastructure will give it a competitive advantage in the marketplace. The Company relies on a combination of trademark, copyright and trade secret laws in the United States and foreign jurisdictions, as well as contractual provisions, to protect its proprietary technology and brands. The Company also relies on copyright laws to protect the appearance and design of its sites and applications, although to date it has not registered for copyright protection on any particular content. The Company has registered numerous Internet domain names related to its business in order to protect its proprietary interests. The efforts that the Company has taken to protect its intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of the Company’s websites or its brand names without authorization.

The Company’s primary registered software includes the following:

(1)	“Bet Shop Manager”;
(2)	“Vivify”; and
(3)	“Smart Cat - Atlas.”

The primary web properties of the Company include the following websites:

(1)	goldenmatrix.com;
(2)	meridianbet.rs;
(3)	meridianbet.co.tz;
(4)	meridianbet.pe:
(5)	meridianbet.ba;
(6)	meridianbet.me;
(7)	meridianbet.com.cy;
(8)	meridianbet.com;
(9)	meridianbet.be.
(10)	rkingscompetitions.com
(11)	classicsforacause.com.au
(12)	mexplay.mx

The Company’s primary trademark is “MeridianBet,” which is trademarked in the European Union, Belgium, Bosnia & Herzegovina, Cyprus, Malta, and Serbia, among other jurisdictions. Other registered trademarks include “Meridian” and “Expanse Studios.”

The information on, or that may be accessed through, the Company’s websites is not incorporated by reference into this filing and should not be considered a part of this filing.

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

However, the Company has implemented strategic measures to attempt to mitigate these seasonal downturns and ensure steady revenue flow throughout the year:

Diversified offerings: The Company has a comprehensive portfolio of betting options that include casino games, eSports, and virtual sports, all of which are not dependent on real-world sporting seasons. During quieter periods in the sports calendar, the Company intensifies the promotion of these other gaming products to attempt to maintain customer engagement and revenue.

Cross-selling: By developing an in-depth understanding of its customer base, the Company is able to effectively cross-sell its various product offerings. When sports betting activities are low, it focuses on cross-selling efforts to promote other segments, primarily traditional casino games.

Global market presence: Operating in multiple international markets allows the Company to benefit from different sports seasons across the world, which can offset seasonal slowdowns in certain regions such as Europe.

Competition

The competitive landscape of the gaming industry where the Company operates is varied yet complex, shaped by various factors such as regulatory environments, market saturation and dynamics, technological advancements, and consumer behaviors. In each core market–- Serbia, Montenegro, Malta, and Cyprus–- the Company faces different levels of competition from several industry players, each with their own strategies and strengths.

In Serbia, the competitive landscape includes five companies which, together with about ten other operators of marginal materiality, comprise the bulk of the market. Each competitor runs different business models based predominantly on capital intensive retail investments in slot technology, other gaming operations, and food-and-beverage and entertainment operations. Despite a relative diversity of competition, the Company believes that it differentiates itself by offering unique value propositions (a leading number of standard and live betting options as well as online casino games), advanced betting technologies, and superior customer service.

In Montenegro, the Company has three relevant competitors. As the oldest market player in Montenegro, the Company attempts to distinguish itself through an innovative product portfolio and a solid understanding of local market dynamics.

The situation in Malta is unique given its regulatory status as a global gaming hub and a high-stakes environment marked by intense competition from several industry leaders. Nevertheless, the Company believes it has a competitive advantage by leveraging its strong operational capabilities and adapting to the rapid market changes typical of such a dynamic industry hub.

In Cyprus, the Company faces off against five competitors of varying market relevance. In this challenging competitive scenario, it focuses on customizing its product offerings to cater to the unique tastes and preferences of the local customer base.

Irrespective of the geographical location, the Company operates in both online and retail segments. This dual-mode of operation allows the Company to serve a wider customer base, cater to different customer preferences, and remain resilient in the face of market uncertainties. In the online segment, the companies use advanced technologies to provide seamless and secure gaming experiences. In the retail segment, the Company focuses on building a network of strategically located betting shops to ensure easy accessibility for its customers.

Competition in the gaming industry is driven by several factors. These include, but are not limited to, (1) technological innovation, (2) the quality of customer service, (3) the variety and novelty of betting and casino games and options offered, (4) promotional strategies, (5) pricing, and (6) trustworthiness. Given the high level of competition, operators like the Company constantly innovate and refine their strategies to create competitive advantages and drive customer loyalty.

Drawing on two decades of industry experience, the Company believes that it understands the nuances of each market and is able to tailor its strategies in an effort to navigate the diverse competitive landscape. By focusing on its strengths and continuously enhancing its product offerings and service quality, the Company aims to maintain its competitive position in the gaming industry.

The Company has taken a proactive approach to protecting the market for locally licensed operators by working closely with its own local licensee (where relevant, other licensed operators, and local regulators and tax-collection agencies), all to ensure only licensed groups operate in its markets. These measures safeguard revenue collections for all three parties, meaning the local operators, the tax authorities, and the Company, by working to prevent unlicensed third parties from illegally competing for gaming customers and diverting the authorities’ attention from having to attempt to collect taxes on that competition. To date, these collaborative measures have not only reinforced the rule of law, but also resulted in ensuring the prompt flow of funds to taxing and regulatory authorities, and have had the effect of warding off any proposals by those authorities to increase taxes or fees on the local operators (and, by extension, the Company). That, in turn, has had the beneficial effect of allowing the local operators to keep their fees and charges low, ensuring that end-users will not become more attracted to black market offerings.

Dependence on One or a Few Major Customers

The Company, like almost all companies in the gaming industry, caters to a very broad and diverse customer base. The nature of the gaming sector is such that revenue is usually generated from a wide array of customers, as opposed to being concentrated in a single or a few major customers. This dispersion of customers minimizes the risk of revenue instability tied to any specific customer or group of customers.

With operations spread across several geographical locations, including Serbia, Montenegro, Malta, and Cyprus, the Company’s customer base is distributed across these regions. The Company also maintains a diverse demographic of customers in terms of age, gaming preferences, and betting behaviors.

Moreover, the Company’s business model is designed to mitigate the dependence on a few significant customers. By offering a wide variety of games, betting options, and customer-focused services, the Company attracts a diverse group of customers, thus ensuring revenue continuity and stability.

Human Capital Resources

As a multinational technology company with over 1,200 employees located in 13 countries, our business success is driven by our highly skilled workforce.

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

The company’s uses AI exclusively for customers, specifically for players, as part of its service offering. AI operates by analyzing historical gameplay data from players and providing relevant recommendations based on that information.

We have three types of AI tools:

a)	AI Recommender for Sports Events: provides recommendations for relevant sports events.
b)	AI Recommender for Bet: suggests bets based on players' historical betting activity.
c)	AI Recommender for Online Casino: recommends online casino games based on players' past gameplay.

The AI recommender is located in a separate section and can be activated upon the player's request.

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

To acquire complementary businesses and technologies, we may need to pursue equity or debt financing to secure additional funds, which may include up to $8.5 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings. Our ability to obtain additional capital will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

Governmental Regulations

I. General

The Company operates within a diverse regulatory environment across key markets. In general, gambling activities are controlled by a specific regulatory authority in each country, usually as a separate and autonomous public body. Such regulatory bodies are generally, in turn, subject to the authority of the subject country’s Ministry of Finance or equivalent. These regulatory bodies are responsible for supervising the granting and revocation of licenses, inspecting retail premises and digital conditions of websites designated for providing betting and gaming services, and ensuring compliance with rules and regulations.

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

The Company closely monitors the evolving regulatory landscape in each jurisdiction where it operates in order to comply with such rules. By maintaining proactive engagement with regulators, staying abreast of legal and regulatory developments, and implementing robust compliance measures, the Company demonstrates a commitment to responsible and compliant operations.

i. License information – B2C Operations

The Company operates its sports betting and casino products and offering via the MeridianBet desktop, mobile website, and/or mobile apps, as well as retail betting shops, in the following jurisdictions: Serbia, Bosnia – Herzegovina, Montenegro, Cyprus, Malta, Belgium, Tanzania, Peru, Mexico, Brazil and Curacao, pursuant to licenses granted by the gaming commissions of these jurisdictions.

In Serbia, gambling activities are regulated by the Law on Games of Chance. The Game of Chance Administration grants and revokes licenses, inspects premises, and ensures compliance with rules and regulations. The Company holds licenses for betting, slot machines, and online operations and they are renewable every 10 years.

In Bosnia – Herzegovina, gambling is regulated by the Law on Games of Chance adopted by both country’s entities, Republika Srpska and Federation of Bosnia and Herzegovina. The gaming administration issues and revokes licenses, regulates gambling operators, and conducts inspections. The Company holds licenses for betting, slot machines, and online betting and gaming, and they are renewable every 5 years.

In Tanzania, the sector is regulated by the provisions of the Gaming Act. The Gaming Board of Tanzania issues licenses for remote and non-remote gambling, betting, and gaming. The Company holds licenses for principal sports betting and internet casino operations and they are awarded on an annual basis.

The Ministry of Finance of Montenegro grants licenses for gambling activities. The Company holds licenses that are renewable every three years.

The Belgian Gaming Commission grants licenses for sports betting and online operations. The Company holds licenses that are renewable every twelve years.

The National Betting Authority in Cyprus grants Class A and Class B licenses for retail and online betting. The Company holds licenses that are renewable every two years.

The Malta Gaming Authority (MGA) grants licenses for retail and online betting. The Company holds licenses for remote and non-remote gambling. The Company’s proprietary software is licensed under a B2B license, and it also owns a Critical Gaming Supply License, renewable every 10 years.

In Curacao, based on the National Ordinance on Offthore Games of Hazard (Landsverordening buitengaatse hazardspelen, P.B. 1993, no. 63)(NOOGH) online gaming licenses are issued by or on behalf of the Governor of Curaçao.

In Brazil, the authority responsible for granting licenses for both retail and online betting is the Secretariat of Prizes and Bets (SPA), which operates under the Ministry of Finance. Licenses are valid until December 31, 2029, with each operator required to pay a R$30 million (approximately $5 million) licensing fee.

The Western Cape Gambling and Racing Board (WCGRB) in South Africa grants licenses for sports betting and casino operations. The Company holds licenses from the WCGRB that are awarded on an annual basis.

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

ii. License information – franchise operations

In addition to the Company’s online sports betting product offerings, it also operates in the following countries through a franchise model: Seychelles, Mozambique, Cameroon, Zambia, the Republic of the Congo, and the Democratic Republic of the Congo.

Through its franchise model, the Company licenses its sports betting technology and provides a range of complementary services to local partners. This model allows the Company to expand its operations and deliver services to a wider customer base while ensuring regulatory compliance and maintaining the highest standards of integrity and responsible gaming practices.

iii. License information – B2B Operations

Regulatory regimes vary by jurisdiction. The Company currently is not required to hold a gambling license for the sale of its GM-X and GM-Ag Systems or third-party software in the jurisdictions in which it currently conducts business.

III. Compliance

The Company has policies and procedures in place to ensure compliance with legal and regulatory standards. The Company actively monitors underage gambling and exploits to vulnerable customers, and takes steps to address problematic gaming. The Company promotes responsible gambling, fair and credible products and services, and implements security measures against fraudulent behavior and gaming addiction. The Company also strictly prohibits access by minors and provides self-protection measures for customers.

IV. Responsible and Safer Gaming Policies and Standards

The Company is committed to responsible gambling, encompassing various aspects, to ensure a safe and transparent gaming environment. By implementing strict corporate standards, the Company prioritizes fair and credible products and services, working to protect player’s privacy and ensuring responsible processing of payment data. The Company’s vigilant monitoring seeks to prevent fraudulent behavior, complying with national and European Union anti-money laundering directives.

Item 1A. Risk Factors

Investors should review the risks provided below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those included in, and incorporated by reference in, the section entitled “Risk Factors” and elsewhere in this Report. These risks include, but are not limited to, the following:

 Risks Related to the Company’s Need for Additional Funding and Financial Agreements

•

The Company will likely need to raise funding to pay the post-closing obligations associated with the Meridian Purchase Agreement, to repay certain of our outstanding obligations, and for acquisitions, and we may not be able to raise funds on favorable terms, or at all. We may choose not to sell any shares of common stock under the Distribution Agreement.

•

Our debt facilities require that we meet certain ratios and comply with certain positive and negative covenants. Our failure to comply with those requirements may result in an event of default, and the lender(s) thereunder requiring us to pay amounts due or foreclosing on our assets.

Risks Related to Our Business Operations and Industry

•	Economic downturns and adverse political and market conditions could adversely negatively affect the Company’s business, financial condition and results of operations. Economic uncertainty may affect consumer purchases of discretionary items, which has affected and may continue to adversely affect demand for the Company’s products and services, and/or our access to capital and/or increase the costs of such capital.

•	The Company relies on third-parties for numerous business services and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, the business, financial condition and results of operations of the Company could be adversely affected. Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks we cannot control.

•	Competition within the global entertainment and gaming industries is intense and our existing and future offerings may not be able to compete against other competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

•	We face the risk of fraud, theft, and cheating. We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data.

•	Our technology, systems and infrastructure have previously experienced, and may in the future, experience, a disruption in service, failure or a loss of data, which have in the past, and may in the future, cause financial and reputational harm to our business. Systems failures and resulting interruptions in the availability of our websites, applications, products, or services could harm our business.

•	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences.

•	A significant portion of our employees, consultants and operations are located outside of the U.S. and in many different foreign locations. We have business operations located in non-U.S. countries which subject us to additional costs and risks that could adversely affect our operating results. Our results of operations may be adversely affected by fluctuations in currency values.

Risks Related to Regulation

•

Changes in rules relating to gaming could have a material negative impact on our business. Failure to comply with regulatory requirements in a particular jurisdiction, or the failure to successfully obtain a license or permit applied for in a particular jurisdiction, could impact our ability to comply with licensing and regulatory requirements in other jurisdictions, or could cause the rejection of license applications or cancelation of existing licenses in other jurisdictions. We may be unable to obtain licenses in new jurisdictions where we or our customers operate.

Risks Related to Intellectual Property and Technology

•

If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected. Our intellectual property may be insufficient to properly safeguard our technology and brands. We may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could unfavorably affect our operating results.

Risks Related to our Management

•

We rely on our management and if they were to leave our company our business plan could be adversely affected. Potential competition from executive officers, after they leave our employment could negatively impact the profitability of the Company.

Risks Related to International Operations

•

The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results including foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

Risks Related to our Common Stock and Securities

•	We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.

•	Aleksandar Milovanović exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.

•	The issuance of common stock upon conversion of our outstanding Series B Preferred Stock and Series C Preferred Stock and upon conversion of the Secured Convertible Note and exercise of warrants will cause immediate and substantial dilution to existing shareholders and the sale of such common stock may depress the market price of our common stock.

Compliance, Reporting and Listing Risks

•	We need to meet certain continued listing requirements of The Nasdaq Capital Market in order to not have our common stock delisted from such markets.

General Risk Factors

•	If we make any future acquisitions, they may disrupt or have a negative impact on our business.

•	Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

•	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Risks Related to the Company’s Need for Additional Funding and Financial Agreements

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.

We had $30,125,944 cash on hand and a working capital deficit of $18,484,062 as of December 31, 2024. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. We also anticipate needing to raise funding to repay the $9,600,000 outstanding under the Secured Convertible Note as of December 31, 2024, the $20.2 million owed under the Facility Agreement as of December 31, 2024, and to pay certain post-closing amounts due in connection with the acquisition of the MeridianBet Group, as discussed in greater detail below under “The Company will likely need to raise funding to pay the post-closing obligations associated with the Meridian Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution”.

The most likely source of future funds presently available to us will be through the sale of equity capital, including, potentially through sales under the Distribution Agreement. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

The Company will likely need to raise funding to pay the post-closing obligations associated with the Meridian Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution.

The consideration payable to the Meridian Sellers includes cash and stock which will come due in the future. The unpaid portion of the purchase price currently includes: (i) $19,870,460 in cash, of which $9,870,460 is due 12 months after the date of the Closing (April 9, 2025); and $10,000,000 is due 18 months after the date of the Closing (October 9, 2025); and (ii) promissory notes in the amount of $15,000,000, due 24 months after the Closing (April 9, 2026).

The Company will likely need to raise funds in the future to pay such amounts (or certain portions thereof) to the Meridian Sellers. Debt funding may not be available on favorable terms, if at all. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, we may be in breach of the Meridian Purchase Agreement, and the Meridian Sellers may seek damages from us as a result of such breach.

Additionally, the payment of interest on any debt funding, or dividends on any equity funding, may be material, and may decrease the funds available for operations. Furthermore, covenants in any debt or equity funding, may make it harder or more expensive for us to raise funding in the future.

We may choose not to sell any shares of common stock under our Distribution Agreement.

On November 22, 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $20 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under the Company’s effective Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

The Company will pay Craig-Hallum a commission equal to 3.00% of any gross proceeds from the sale of shares of the Company’s common stock under the Distribution Agreement. Pursuant to the terms of the Distribution Agreement, the Company also provided Craig-Hallum with customary indemnification rights and has agreed to reimburse Craig-Hallum for certain specified expenses up to $50,000, plus up to $5,000 for each future quarterly period that the Distribution Agreement remains in place. The offering of common stock pursuant to the Distribution Agreement will terminate upon the earlier of (i) the sale of all of the common stock subject to the Distribution Agreement and (ii) the termination of the Distribution Agreement by the Company or Craig-Hallum. Either party may terminate the agreement in its sole discretion at any time upon written notice to the other party.

No assurance can be given that the Company will sell any shares of common stock under the Distribution Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place.

No shares have been sold under the Distribution Agreement to date.

Our Facility Agreement requires that we meet certain ratios and comply with certain positive and negative covenants. Our failure to comply with those requirements may result in an event of default occurring under our Facility Agreement, and the lender thereunder requiring us to pay amounts due or foreclosing on our assets.

The Facility Agreement includes certain customary representations, warranties and covenants of Meridian Serbia, and requires Meridian Serbia to meet certain annual financial ratios, including maintaining a ratio of net debt/EBITDA of less than or equal to 3.0x, determined on an annual basis, beginning on December 31, 2024, which requirements were met as of December 31, 2024. Pursuant to the terms of the Facility Agreement, Meridian Serbia is prohibited from declaring a dividend or making any payment on Meridian Serbia’s share capital, repaying any debt to any of its shareholders, granting loans to any party, or making any payment to any affiliates, without the prior written consent of Unicredit Bank, to the extent any of the forgoing would exceed 6,000,000 Euros (approximately $6,460,000) in aggregate on an annual basis, provided that for 2024, such limit is increased by 20,000,000 Euros (approximately $21,500,000).

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

If an event of default occurs under the Facility Agreement, the lender may enforce their guaranty, enforce their security interests, attempt to foreclose on our assets or securities or those of MeridianBet Group, which could force us to curtail certain of our assets or sell assets or operations to raise funding. As a result, our cash flows, assets and operations, may be materially affected and the value of our securities may decline in value.

Our Secured Convertible Note with the Investor is secured by a Security Agreement over substantially all of our assets and a pledge of the securities of certain of our subsidiaries.

On July 2, 2024, we entered into a Securities Purchase Agreement with Lind Global Asset Management VIII LLC, a Delaware limited partnership, pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000. As of December 31, 2024, the principal balance of the Secured Convertible Note was $9,600,000.

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

Net income attributable to the Company decreased by $15,182,787, or 111%, to a net loss of $ $1,480,249 for the twelve months ended December 31, 2024, from net income of $13,702,538 for the twelve months ended December 31, 2023. Additionally, we don’t have a significant operating history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to maintain profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. Although we have generated net income in previous years, we have not generated net income in our most recent year, and we may not generate profitable operations in the future to ensure our continued growth.

We are required to make amortization payments of the amounts owed under the Secured Convertible Note upon the occurrence of certain events and we may not have sufficient cash to make such payments, if required.

Commencing September 20, 2024, we were required to begin paying the outstanding principal amount of the Note in 20 consecutive monthly payments of $600,000 each (all of which payments to date have been timely made), provided that between payment dates, the Investor (Lind Global Asset Management VIII LLC) may increase the Repayment Amount, to up to $1,000,000 by providing written notice to the Company with such payment to be due and payable within two days of the receipt of such notice, for up to two monthly payments while the Secured Convertible Note is outstanding. At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the average five (5) lowest daily volume weighted average prices during the twenty (20) days prior to the payment date subject to a floor price of $1.75 per share, or a combination of cash and Repayment Shares, provided that if at the time the Repayment Share Price is deemed to be the Floor Price, then in addition to the Repayment Shares, the Company will pay the Investor an added amount of cash as determined pursuant to a formula contained in the Secured Convertible Note. In order for the Company to issue any Repayment Shares, the Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered under the Securities Act. Any portion of a monthly payment being made in cash shall include a premium of five percent (5%) of such cash amount. As of December 31, 2024, the principal balance of the Secured Convertible Note was $9,600,000.

We may not have cash available to pay the required Repayment Amounts and the payment of the Repayment Amounts in shares of common stock may cause significant dilution to existing shareholders.

We face significant penalties if we fail to keep effective the required registration statement to register the resale of the shares of common stock issuable upon conversion of the Senior Secured Note and warrants.

The Company agreed to file a registration statement (with the Securities and Exchange Commission no later than sixty (60) days from July 1, 2024, covering the resale of all of the shares of common stock of the Company issuable to the Investor pursuant to the Secured Convertible Note and the Lind Warrant, which was timely filed and became effective on September 20, 2024. The Investor was also granted piggyback registration rights. Events of default include, but are not limited to, a payment default on any other indebtedness in excess of $500,000; failure to observe or perform any other covenant, condition or agreement contained in the Secured Convertible Note or any transaction documents; failure of the Company to instruct its transfer agent to issue unlegended share certificates; the Company’s shares are no longer publicly-traded or cease to be listed; if after six months, the shares are not available for immediate resale under Rule 144; and at any time after March 3, 2025, the Company’s market capitalization is below $250 million for ten consecutive days. Upon an event of default, subject to any applicable cure periods, the holder may demand that all or a portion of the outstanding principal amount be converted into shares of common stock of the Company at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs during the 20 days prior to the delivery of the conversion notice, subject to the Floor Price, provided that if at the time of such demand the conversion price is deemed to be the Floor Price, then in addition, to the shares of common stock of the Company at the Floor Price, the Company will pay the holder an additional amount of cash as determined pursuant to a formula contained in the Secured Convertible Note. Upon the occurrence of an event of default as described in the Secured Convertible Note and subject to certain cure rights set forth therein, the holder may at any time at its option declare the Secured Convertible Note immediately due and payable, together with an additional 20% of the outstanding principal amount thereof.

The failure to maintain the effectiveness of the Registration Statement could require us to pay significant penalties to the Investor and/or could reduce the conversion price of the Secured Convertible Note.

Risks Related to Our Business Operations and Industry

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

Global pandemics could in the future have an adverse impact on our revenue and results of operations.

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

We believe that we have sufficient cash on hand, and the ability to raise additional funding, or borrow additional funding, as needed, to support our operations for the foreseeable future, except that we anticipate the need to raise capital to repay the $9,600,000 outstanding under the Secured Convertible Note as of December 31, 2024, the $20.2 million owed under the Facility Agreement as of December 31, 2024, and to pay certain post-closing amounts due in connection with the acquisition of the MeridianBet Group, as discussed in greater detail below under “The Company will likely need to raise funding to pay the post-closing obligations associated with the Meridian Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution”; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding pandemics and epidemics and its effect on the economy.

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

Developing, enhancing and localizing software is expensive, and the investment in product development may involve a long payback cycle. The Company’s future plans include additional investments in the development of the Company’s software and other intellectual property. We will need to continue to dedicate a significant amount of resources to development efforts to maintain our competitive position. However, the Company may not receive significant revenue from these investments for several years, if at all. In addition, as the Company or its competitors introduce new or enhanced products, the demand for the Company’s products, particularly older versions of the Company’s products may decline.

The Company relies on third-party providers to validate the identity and identify the location of users, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, the business, financial condition and results of operations of the Company could be adversely affected.

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

Nearly all of the Company’s payments are made by credit card, debit card or through other third-party payment services, which subjects it to certain regulations and the risk of fraud. They may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments that we accept from users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our product offerings less convenient and attractive to users. If any of these events were to occur, the business, financial condition and results of operations of the Company could be adversely affected. Additionally, we may be subject to fines or penalties for failing to comply with applicable rules and regulations which could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

A significant amount of our revenues come from a limited number of customers for the resale of our gaming content, and if we were to lose any of those customers, our results of operations could be adversely affected.

At the present time, we are dependent on a limited number of customers for the resale of our gaming content. The Company’s major revenues of reselling for the year ended December 31, 2024, were from four customers. As a result, in the event such customers do not pay us amounts owed, terminate work in progress, or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations and could force us to curtail or abandon our current business operations.

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

In the past we have been affected by, and in the future, we may be affected by, unauthorized transfers, withdrawals, wires, charges, checks and payments, from our bank accounts and service providers.

In August 2021, we first became aware of certain Automated Clearing House (ACH) transfers that were erroneously posted to the Company’s bank account. The Company first notified Citibank of ACH transfers that were erroneously posted to the account. Overall, $729,505 of ACH transactions had posted to the Company’s accounts that were not authorized. Citibank immediately acknowledged the error under the Electronic Fund Transfer Act of 1978 (EFTA) and, as of the date of this report, had reimbursed $695,590. The remaining $33,915 was written off as a bad debt expense.

Additionally, during September 2024, the Company, through RKings, experienced unauthorized charges on its Facebook account totaling $382,368. These charges have been recorded as Other Current Assets on the balance sheet, pending resolution. Facebook has committed to fully refund the unauthorized amounts. The Company will adjust this balance upon receipt of the refund. As of the date of this report, the full amount has been refunded.

While these unauthorized transfers and charges were for the most part remedied quickly, and we believe that our liability and exposure to such transfers is minimal as a result of the EFTA, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

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

Our technology, systems and infrastructure have previously experienced, and may in the future, experience, a disruption in service. For example, during 2023, Golden Matrix experienced a decrease in its gross profit margin which was partially due to a decrease in gross profit margin in our B2C segment. This was mainly due to a decrease in sales of prize competition tickets caused by unforeseen technology challenges and failures that led to certain compromised ticket sales for large competitions and hence a reduced profit margin in the RKings’ business. The systems have now been upgraded and modified to cater to the large simultaneous demands placed on the system and the Company is confident that this instability and failure will not reoccur; however, future disruptions or issues may be material in the future.

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

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, make it more costly or difficult to complete acquisitions, or make it harder or more costly for us to borrow additional funding in the future. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

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

Any unscheduled disruption in the supply of electrical power to the Company, our customers or our service providers, or the Internet in general, could result in an immediate, and possibly substantial, loss of revenues due to a shutdown of our operations, those of our customers or service providers. In the event such electrical power was to be out for a prolonged period of time, it could prevent the Company from generating revenues, result in a decrease in demand for our services or result in lawsuits or other litigation against us.

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

Like many businesses in the gaming and betting industry, the Company experiences a degree of seasonality in its operations. In particular, our sports betting segment can be affected by the annual sports calendar. The months of late June and the first week of July tend to have less sports betting activity in certain markets due to a decline in major sporting events during this period. This is because many prominent sports leagues, such as football (soccer) and basketball, conclude their seasons in the late spring, and there’s often a pause before other significant sporting events begin in mid-July and early October, respectively. This is less significant in certain sports such as football (soccer), where the Northern Hemisphere’s summer often includes major international events such as the World Cup, European Cup, and Olympic games, during certain years when they occur. It is also mitigated by the Company’s other revenue streams.

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

The Company is subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”), notwithstanding a current freeze on enforcement of such FCPA at the direction of President Trump,  and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third party partners, representatives or agents who are not their employees, potentially exposing the Company to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing their international operations, the Company may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that the Company has violated any anti-corruption laws could have a material adverse impact on our businesses. Changes in trade sanctions laws may restrict their business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

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

According to actionnetwork.com, as of February 25, 2024, sports betting is legal in 37 states (including the District of Columbia). As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

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

The Company and its products are, and will be, subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which they do business and their products are used. Such entities currently block direct access to wagering on websites from jurisdictions in which they do not have a license to operate through IP address filtering. Individuals are required to enter their age upon gaining access to their platforms and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, their payment service providers use their own identity and internet service provider (ISP) verification software. Despite all such measures, it is conceivable that a user, underage, or otherwise could devise a way to evade their blocking measures and access their website from the United States or any other foreign jurisdiction in which the Company is not currently permitted to operate.

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

We may be unable to obtain licenses in new jurisdictions where we or our customers operate.

We are subject to regulation in any jurisdiction where our customers access our website. To expand into any such jurisdiction, we may need to be licensed, or obtain approvals of our products or services. If we do not receive or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to offer our products or sell or place our products in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

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

Risks Related to our Management

We rely on our management and if they were to leave our company our business plan could be adversely affected.

The Company is largely dependent upon the personal efforts and abilities of its existing management, including the MeridianBet Group’s Chief Executive Officer, Zoran Milošević, who plays an active role in the operations of the MeridianBet Group and the Company’s Chief Executive Officer, Anthony Brian Goodman, who plays an active role in our operations. Moving forward, should the services of Mr. Milošević or Mr. Goodman be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individuals with suitably trained alternative individual(s), we may be forced to scale back or curtail our operations.

The Company does not have any key person life insurance policies on its executive officers. If our executive officers do not devote sufficient time towards our business, the Company’s results of operations, cash flow and revenues, may suffer.

Aleksandar Milovanović exercises majority voting control over us, which limits your ability to influence corporate matters and could delay or prevent a change in corporate control.

Aleksandar Milovanović, one of the Meridian Sellers, currently controls approximately 58.2% of the voting power of our capital stock, including as a result of his ownership of 850 shares of Series C Preferred Stock which vote 6,375,000 shares on all shareholder matters. As a result, Mr. Milovanović can influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

Mr. Milovanović may have interests, with respect to his common stock, that are different from other holders of our common stock and the concentration of voting power held by Mr. Milovanović may have an adverse effect on the price of our common stock.

In addition, this concentration of ownership might adversely affect the market price of our common stock by: (1) delaying, deferring or preventing a change of control of our Company; (2) impeding a merger, consolidation, takeover or other business combination involving our Company; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. Additionally, the interests of Mr. Milovanović may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders.

Any investor who purchases shares in the Company will be a minority shareholder and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult for investors to remove our current directors, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions. Because of Mr. Milovanović’s voting control, investors may find it difficult to replace our management if they disagree with the way our business is being operated. Additionally, the interests of Mr. Milovanović may differ from the interests of the other shareholders and thus result in corporate decisions that are adverse to other shareholders. This concentrated control limits or severely restricts other shareholders’ ability to influence corporate matters and Mr. Milovanović may take actions that some of our shareholders do not view as beneficial, each of which could reduce the market price of our securities.

Aleksandar Milovanović beneficially owns greater than 50% of our outstanding shares of common stock, which means that we are deemed a “controlled company” under the rules of Nasdaq and allows him to exercise significant voting control over us, which limits shareholders’ abilities to influence corporate matters and could delay or prevent a change in corporate control.

Aleksandar Milovanović, currently controls approximately 58.2% of the voting power of our capital stock. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Additionally, a required term and condition of the closing of the MeridianBet Group acquisition (the “Closing”) was that the Company and each of the Meridian Sellers enter into a Nominating and Voting Agreement, which provides among other things, that each Seller will vote their voting shares “For” appointment of those director nominees, nominated to the Board by the independent Nominating and Corporate Governance Committee which is composed of two members and not vote their shares to remove any directors nominated by the committee, subject to certain exceptions.

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

Consequently, Company stockholders have less influence over the management and policies of the Company and the Meridian Sellers are effectively in control of the Company.

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

The employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer, Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, Ms. Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet, and Zoran Milošević, the Chief Executive Officer of Meridian Serbia, provide for the payment of certain severance payments upon termination.

The employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer, Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer and Chief Financial Officer, Ms. Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet, and Zoran Milošević, the Chief Executive Officer of Meridian Serbia, provide that if they are terminated during the term of such agreements by the Company without cause (as defined in the agreements) or by the executives for good reason (as defined in the agreements), such executives are due a severance payment. That severance payment is equal to (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Goodman’s and Mr. Milošević’s then current annual basic salary (six months of Ms. Feng’s and six months of Ms. Božović’s) plus (ii) an amount equal to his/her targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”). Additionally, if an executive is terminated (a) by the Company for any reason other than cause or due to illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined in the agreements) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments). Additionally, if either executive is involuntarily terminated, any unvested options vest immediately and are exercisable until the later of the original termination date thereof and one year after such termination date.

Potential competition from existing executive officers, after they leave our employment, and the Meridian Sellers, subject to the non-compete terms of the Meridian Purchase Agreement, could negatively impact the profitability of the Company.

Each of the Meridian Sellers agreed to a three year non-compete, agreeing to not compete against the Company following the Closing in Serbia, Bosnia and Herzegovina, Montenegro, and Malta, in connection with the manufacturing, selling, creating, renting, marketing, producing, undertaking, developing, supplying, or otherwise dealing with or in any product or service, that the MeridianBet Group or the Company or any of their respective subsidiaries and/or any of their respective affiliates or subsidiaries is researching, developing, manufacturing, distributing, selling and/or providing at any time during the two years prior to any competitive action by any Seller, in the betting and gambling industry (subject to the terms of, and exceptions set forth in, the Meridian Purchase Agreement). However, none of the Meridian Sellers will be prohibited from competing with us after such three year period; none of the executive officers or employees of MeridianBet Group or its subsidiaries will be restricted from competing against us at any time; and none of the Meridian Sellers will be restricted from competing against us in any jurisdictions other than Serbia, Bosnia and Herzegovina, Montenegro, and Malta, including, but not limited to in other jurisdictions where the Company operates.

Additionally, each of the employment agreements of Mr. Anthony Brian Goodman, our Chief Executive Officer, Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, Mr. Rich Christensen, our Chief Financial Officer, Ms. Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet, and Zoran Milošević, the Chief Executive Officer of Meridian Serbia, include a one year non-competition requirement, prohibiting such executives from competing against the Company in certain areas, following their termination.

Accordingly, any of these individuals could be in a position to use industry experience gained while working with us (or prior to the Meridan Purchase Agreement) to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or have a material adverse effect on our revenues, results of operations and cash flows. Any of the foregoing could reduce our future revenues, earnings or growth prospects. Additionally, the ability of the Company to enforce the non-compete provisions set forth in the Meridian Purchase Agreement and/or employment agreements in foreign jurisdictions may be limited by the laws of such jurisdictions, which may prohibit or ban non-competes, or result in the terms thereof being limited, reduced, modified or void.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results including foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

The Company derives more than 92% of its revenue from transactions denominated in currencies other than the United States dollar and currently 100% of the Company’s operations take place in jurisdictions other than the United States. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, our businesses may be harmed.

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

Risks Related to our Common Stock and Securities

Nevada law and our articles of incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing shareholders.

We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this Report, we have 132,087,080 shares of common stock issued and outstanding (which is expected to increase to 133,005,455 after the filing of this Report upon the vesting of certain restricted Stock Units), 1,000 shares of Series B Voting Preferred Stock issued and outstanding and 1,000 shares of Series C Preferred Stock issued and outstanding.

As a result of the number of authorized but unissued shares of our common stock and preferred stock, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super-majority voting power over our shares (similar to our outstanding Series B Voting Preferred Stock and Series C Preferred Stock, which each provide the holders thereof the right to vote 7,500 voting shares on all shareholder matters, for each share of preferred stock held), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super-majority voting rights (similar to our outstanding Series B Voting Preferred Stock and Series C Preferred Stock, discussed below) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Certain warrants we have granted include anti-dilutive rights

The Lind Warrant entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per Warrant Share, subject to customary adjustments. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than certain Executive Securities (defined below), at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Lind Warrant also provides for cashless exercise to the extent that the Warrant Shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the shares issuable upon exercise thereof are not then covered by an effective registration statement. The Lind Warrant is also subject to a similar Maximum Percentage limitation as set forth in the Secured Convertible Note.

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

The issuance of common stock upon conversion of our outstanding Series B Preferred Stock and Series C Preferred Stock will cause immediate and substantial dilution to existing shareholders and the sale of common stock upon conversion of our outstanding Series B Preferred Stock and Series C Preferred Stock may depress the market price of our common stock.

As of the date of this Report, we had 1,000 outstanding shares of Series B Preferred Stock, all of which were held by Anthony Brian Goodman, the Chief Executive Officer and Director of the Company and 1,000 outstanding shares of Series C Preferred Stock, each held by the Meridian Sellers. Each holder of Series B Preferred Stock may, at its option, convert each of its shares of Series B Preferred Stock into 1,000 shares of common stock, or 1,000,000 shares of common stock in aggregate. Each holder of Series C Preferred Stock may, at its option, convert each of its shares of Series C Preferred Stock into 1,000 shares of common stock, or 1,000,000 shares of common stock in aggregate. The conversion of the Series B Preferred Stock and Series C Preferred Stock into common stock of the Company will cause significant dilution to the then holders of our common stock.

Additionally, if conversions of our outstanding Series B Preferred Stock and Series C Preferred Stock and sales of such converted shares take place, the price of our common stock may decline. In addition, the common stock issuable upon conversion of our outstanding Series B Preferred Stock and Series C Preferred Stock may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb converted shares sold by the holder of the Series B Preferred Stock and Series C Preferred Stock, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Secured Convertible Note and exercise of warrants will cause immediate and substantial dilution to existing shareholders.

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

At the option of the Company, the monthly payment can be made in cash, shares of the common stock of the Company at a price based on 90% of the average five (5) lowest daily volume weighted average prices during the twenty (20) days prior to the payment date subject to a floor price of $1.75 per share, or a combination of cash and Repayment Shares, provided that if at the time the Repayment Share Price is deemed to be the Floor Price, then in addition to the Repayment Shares, the Company will pay the Investor an added amount of cash as determined pursuant to a formula contained in the Secured Convertible Note. In order for the Company to issue any Repayment Shares, the Repayment Shares must either be eligible for immediate resale under Rule 144 or be registered under the Securities Act. Any portion of a monthly payment being made in cash shall include a premium of five percent (5%) of such cash amount. The conversion price of the Note is $4.00, a 150% premium over the closing price of the Company’s common stock on the date the Meridian Purchase Agreement was entered into, subject to customary adjustments, however, if new securities, other than exempted securities, are issued by the Company at a price less than the conversion price, the conversion price shall be reduced to such price, subject to the Floor Price.

As of December 31, 2024, the principal balance of the Secured Convertible Note was $9,600,000.

The Lind Warrant entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per Warrant Share, subject to customary adjustments. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Lind Warrant also provides for cashless exercise to the extent that the Warrant Shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the shares of common stock issuable upon exercise thereof are not then covered by an effective registration statement. The Lind Warrant is also subject to a similar Maximum Percentage limitation as set forth in the Secured Convertible Note.

The issuance of common stock upon conversion of the Secured Convertible Note and exercise of the Lind Warrants will result in immediate and substantial dilution to the interests of other stockholders since the holders of the Secured Convertible Note and the Lind Warrants may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Secured Convertible Note and exercise of the Lind Warrants. Although the Secured Convertible Note and Lind Warrant may not be converted/exercised by the holder thereof if such conversion would cause such holder to own more than 4.99% of our outstanding common stock (which may be increased to 9.99% as set forth in the Secured Convertible Note and the Lind Warrant), these restrictions do not prevent such holder from converting/exercising some of their holdings, selling those shares, and then converting/exercising the rest of their holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than these limits while never actually holding more shares than the limits allow. If the holder of the Secured Convertible Note chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The availability of shares of common stock upon conversion of the Secured Convertible Note or exercise of the Lind Warrants for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the conversion of our Secured Convertible Note or exercise of Lind Warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the conversion of our Secured Convertible Note or exercise of the Lind Warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the conversion of our Secured Convertible Note and exercise of the Lind Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by holders of the Secured Convertible Note and the Lind Warrants, then the value of our common stock will likely decrease.

We are required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the conversion of the Secured Convertible Note and exercise of the Lind Warrants, which was declared effective on September 20, 2024. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

We are subject to various restrictions while the Secured Convertible Note remains outstanding which may have an adverse effect on our ability to raise capital and undertake certain transactions.

While the Secured Convertible Note is outstanding, if the Company issues any indebtedness, or issues any preferred stock that is redeemable or contains any mandatory redemption rights, other than Exempted Securities (discussed below), unless otherwise waived in writing by and at the discretion of the Investor, the Company is required to immediately utilize the proceeds of such issuance to repay the Secured Convertible Note.

Additionally, until such time as the Secured Convertible Note has a balance of $2 million or less, we are prohibited from: entering into a transaction with a third party or third parties in which we issue or sell (or arrange or agree to issue or sell): (a) any debt, equity or equity-linked securities (including options or warrants) that are convertible into, exchangeable or exercisable for, or include the right to receive shares of the Company’s capital stock: (i) at a conversion, repayment, exercise or exchange rate or other price that is based on, and/or varies with, a discount to the future trading prices of, or quotations for, shares of common stock; or (ii) at a conversion, repayment, exercise or exchange rate or other price that is subject to being reset at some future date after the initial issuance of such debt, equity or equity-linked security or upon the occurrence of specified or contingent events (other than warrants that may be repriced by the Company); or (b) any securities in a capital or debt raising transaction or series of related transactions which grant to an investor the right to receive additional securities based upon future transactions of the Company on terms more favorable than those granted to such investor in such first transaction or series of related transactions. Notwithstanding the foregoing, rights issuances, shareholder purchase plans, equity plans, convertible securities, or issuances of equity interests each at a fixed price per share, and/or with a fixed conversion or exercise price per share, are allowed. Also notwithstanding the above, if the Company’s common stock is trading at a price per share equal to or less than the conversion price of the Secured Convertible Note (currently $4.00), up to $20 million of shares of common stock issued pursuant to an at-the-market (ATM) offering is allowed and, if the common stock is trading at a price per share greater than the conversion price, shares of common stock issued pursuant to an ATM offering, is allowed.

“Exempted Securities” means (a) shares of common stock or preferred shares or rights, warrants or options to purchase common stock or preferred shares issued as consideration for certain acquisitions, (b) equity securities issued by reason of a dividend, stock split, split-up or other distribution on shares of common stock, (c) shares of common stock or rights, warrants or options to purchase common stock issued to employees, directors or consultants of the Company or any of its Subsidiaries pursuant to a plan, agreement or arrangement approved by the Board of Directors, (d) shares of common stock actually issued upon the exercise of options, warrants or shares of common stock actually issued upon the conversion or exchange of any securities convertible into common stock, in each case issued to employees or directors of, the Company or any of its subsidiaries pursuant to an equity plan and provided that such issuance is pursuant to the terms of the applicable option, warrant or convertible security, (e) shares of common stock issued upon the exercise or exchange of or conversion of any securities issued and outstanding on the date of the Secured Convertible Note, provided that such securities have not been amended since such date; (f) shares issued to the Meridian Sellers; (g) shares issued pursuant to the SPA; (h) shares issuable pursuant to the ATM carveouts discussed above; and (j) up to 300,000 shares of common stock issued for investor relations services as long as the shares are issued as restricted securities.

The above restrictions may make it harder or more expensive for us to raise capital, may prevent us from raising capital, may force us to pay the amount of any capital raised to the Investor to repay amounts owed under the Secured Convertible Note and/or may have an adverse effect on our ability to undertake certain transactions or prevent us from undertaking such transactions. The result of the above may be an adverse effect on our operations, cash flows and the value of our securities.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks our common stock has traded as high as $6.27 per share and as low as $1.70 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

Some of the factors that could negatively affect or result in fluctuations in the market price of our common stock include:

●	actual or anticipated variations in our quarterly operating results;
●	changes in market valuations of similar companies;
●	adverse market reaction to the level of our indebtedness;
●	additions or departures of key personnel;
●	actions by shareholders;
●	speculation in the press or investment community;
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

On July 15, 2024, the Board approved the purchase of up to $5 million in shares of the Company’s common stock.  A total of 60,496 shares of common stock were purchased between July 15, 2024 and the year ended December 31, 2024, and the repurchase program is scheduled to expire on July 15, 2025, when a maximum of $5.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Board of Directors. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

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

Our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future (including, but not limited to the Series B Voting Preferred Stock and Series C Preferred Stock which has already been authorized by the Board of Directors). The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

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

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares of common stock.

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

We are party to pending litigation in various jurisdictions and with various plaintiffs, and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

From time to time, including currently (See “Item 3. Legal Proceedings”), the Company has been, and may be, subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, licensing and registration issues, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend the Company against claims by third parties, or to enforce any rights that the Company may have against third parties, may be necessary, which could result in substantial costs and diversion of the Company’s resources, causing a material adverse effect on our business, financial condition and results of operations. The Company may from time to time in the future be party to various and at times numerous legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain product offerings or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Future sales of shares by existing stockholders could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of the date of this Report, we had 490,000 shares of common stock issuable upon the exercise of outstanding options to purchase shares of common stock at a weighted-average exercise price of $2.23 per share; up to 2,100,000 shares of common stock issuable at the option of the holder, upon conversion of a Convertible Promissory Note due July 2, 2026, which number of shares is subject to adjustment of up to a maximum of 4,800,000 shares of common stock under certain circumstances; 750,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock at a weighted-average exercise price of $4 per share; 1,847,570 shares of common stock issuable upon the vesting of Restricted Stock Unit equity awards that were granted under our equity incentive plans, and 1,001,000 shares of common stock issuable upon conversion of our outstanding Series B Preferred Stock and Series C Preferred Stock.

The exercise of such outstanding options or warrants or the conversion of outstanding convertible securities will result in further dilution of your investment. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity.

We employ processes for assessing, identifying, and managing material risks from cybersecurity threats that are incorporated into our overall risk management system. These items are designed to help protect our information assets from internal and external threats and protect the integrity and confidentiality of our data. Our system includes procedural and technical safeguards, response plans, and reviews of our policies. We engage various external entities, including consultants, to improve and enhance our cybersecurity oversight. We provide all employees and consultants with cybersecurity and prevention training including timely and relevant topics covering social engineering, phishing, mobile security, and data protection and the need for reporting incidents and suspicious events immediately. With respect to third parties that assist in our cybersecurity oversight, we obtain reports to assess the security of their systems and processes. We engage in ongoing monitoring of all third-party providers to ensure compliance with our cybersecurity standards.

Although we develop and maintain systems and controls designed to prevent cybersecurity threats from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with service providers and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

We have processes in place to identify, assess and monitor material risks from cybersecurity threats, including the material risks of the Company. These processes are part of our overall enterprise risk management process and have been embedded in our operating procedures, internal controls and information systems. On a regular basis we implement into our operations these cybersecurity processes, technologies, and controls to assess, identify, and manage material risks. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things, have developed cybersecurity measures for our technology platform that include a variety of safety measures.

Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We face cyber security risks that could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits and restrictions on our use of data” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management.

Our Information Technology department is responsible for the oversight of risks from cybersecurity threats. The Board receives information and updates periodically with respect to the effectiveness of our cybersecurity and information security framework, data privacy and risk management. The Board will also be provided updates on any material incidents relating to information systems security and cybersecurity incidents.

As of and for the year ended December 31, 2024, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

Although we have designed our cybersecurity program and governance procedures discussed above to mitigate cybersecurity risks, we have experienced, and we may in the future experience cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

Item 2. Properties

The MeridianBet Group’s headquarters are located in Belgrade, Serbia. As of the date of this report, the Company owns or leases facilities for corporate functions, business operations, and other related purposes at locations throughout its numerous jurisdictions.

On June 1, 2021, Golden Matrix (through GTG) entered into a three-year term lease agreement for approximately 1,931 square feet of office space located at Suite 405, 2 Grosvenor Street, Bondi Junction, NSW 2022, Australia and two parking spaces, which commenced on June 1, 2021. The Company has renewed the lease for a period of three years which will expire on May 31, 2027.

The Company (through RKings) maintains office and warehousing which are month-to-month rental arrangements that can be terminated by either the landlord or tenant with 30 days’ notice.

The Company (through Classics) maintains office and warehousing which are month-to-month rental arrangements that can be terminated by either the landlord or tenant with 30 days’ notice.

The Company maintains a Virtual Managed Office at 3651 Lindell Road, Ste D131 Las Vegas NV, 89103, which serves as its principal business location. The office is managed by BSSI, a business solutions provider.

The Company believes its existing facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.

Item 3. Legal Proceedings

From time to time, the Company may be subject to legal proceedings, claims, and government investigations in the ordinary course of business. These may include, but are not limited to, claims relating to: its products and services; workforce, technology, and business processes, such as worker classification and patent claims; and intellectual property, such as trademarks and copyright infringement claims. The results of any future litigation cannot be predicted with certainty and, regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, harm to brand and reputation, and other factors.

The Company is in dispute with Mr. Paul Hardman (one of the sellers of the 80% interest in RKings, described above in Item 1. Business, Organizational History) with regards to the Holdback Amount (as defined above) of $626,450 that he has alleged is still owed to him.  That amount is accrued and included in the Company’s liabilities as of December 31, 2024.  The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, at this point, no formal legal action has been initiated by either party to date.

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in four related court actions, two of which (one from each side) seek the liquidation of that company. The proceedings are pending in the District Court of Limassol, cases General Application No. 378/2016; General Application No. 542/2020; Case No. 1080/2017; and Case No. 418/2017. The actions were initiated between September and February 2020. Given the parties’ petitions for relief, the ultimate liquidation of that entity is likely, though it is also possible the Court will engineer one set of party’s buyout of the other. In the third action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the fourth, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company Parties’ acquisition of its majority interest in Fair Champions. MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, and as such, a reserve has not been accrued.

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, the Company had accrued a tax expense of $1,468,472 for the said dispute.

The Company is involved in various labor and tax-related disputes in the ordinary course of business. These matters include, but are not limited to, employee claims, wage and hour disputes, and tax assessments by regulatory authorities. The majority of disputes relate to labor disputes with former employees of the Meridian Group, which represents more than 90% of all disputes. While the outcomes of such matters are inherently uncertain, based on current information and management’s assessment, none of these disputes are expected to have a material impact on the Company’s financial position, results of operations, or cash flows. The Company continues to monitor these matters and will update its disclosures as necessary should any material developments arise.

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

The Company may become involved in material legal proceedings in the future.

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

Holders

According to the records of our transfer agent, as of December 31, 2024 there were approximately 165 record holders of our common stock, one holder of our Series B Voting Preferred Stock, and three holders of our Series C Voting Preferred Stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the year ended December 31, 2024, and from the period from January 1, 2025 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during our fiscal year ended December 31, 2024

Acquisition of Minority Interest in Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus.

The Meridian Purchase Agreement required the purchase of the minority shares of certain subsidiaries of the MeridianBet Group.

Based on this, on September 3, 2024, sales-purchase agreements were signed between the buyer – Meridian Malta and the seller of a 24.5% minority share in the company Meridian Gaming Peru S.A.C., Mr. Juan Jose Mantese.

The purchase price was $3,098,797, of which, in accordance with the agreement, a portion was paid by way of the issuance of 814,768 shares of restricted common stock of the Company, each with an individual value of $3.00, with the remainder paid in cash, totaling $654,493.

On October 3 and November 8, 2024, share purchase agreements was signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The purchase price was $4,073,704, of which, in accordance with the agreement, a portion was paid in restricted shares of common stock of the Company, totaling 1,071,101 shares, each with an individual value of $3.00, while the remainder was paid in cash, totaling $860,404.

On December 11, 2024, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in November 2024.

Recent issuances of unregistered securities subsequent to our fiscal year ended December 31, 2024

On January 1, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in December 2024.

On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited.

On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C., as discussed above.

On February 3, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in January 2025.

On March 3, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in February 2025.

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

Issuer Repurchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
October 1 – October 31, 2024	—	$—	—	$4,998,329
November 1 - November 30, 2024	—	$—	—	4,998,329
December 1 – December 31, 2024	59,796	$2.0307	59,796	$4,876,900
Total	59,796	$2.0307	59,796

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

Summary of Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Results of Operations. An analysis of our financial results comparing the twelve-month periods ended December 31, 2024 and 2023.

•	Cash Requirements, Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Results of Operations

Twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023.

The following table summarizes the consolidated results of operations for the changes between the periods. Effective on April 1, 2024, the Golden Matrix acquired 100% of the MeridianBet Group, which was accounted for as a reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the Meridian Purchase were excluded prior to April 1, 2024, the effective closing date of the Meridian Purchase.

	Twelve Months Ended December 31,
	2024	2023	$Change	%Change
Revenue	$151,115,532	$92,993,521	$58,122,011	63%
Cost of goods sold (COGS)	62,543,407	24,750,293	37,793,114	153%
Gross profit	88,572,125	68,243,228	20,328,897	30%
General and administrative expenses	85,828,421	54,483,998	31,344,423	58%
Income from operations	2,743,704	13,759,230	(11,015,526)	(80)%
Interest expense	(3,521,288)	(36,163)	(3,485,125)	9637%
Interest earned	218,145	97,820	120,325	123%
Foreign exchange gain (loss)	(494,825)	72,459	(567,284)	(783)%
Other income	2,262,782	1,572,256	690,526	44%
Provision for income taxes	2,618,367	1,570,716	1,047,651	67%
Net income (loss)	(1,409,849)	13,894,886	(15,304,735)	(110)%
Net income attributable to noncontrolling interest	70,400	192,348	(121,948)	(63)%
Net income (loss) attributable to GMGI	$(1,480,249)	$13,702,538	$(15,182,787)	(111)%

Revenue. Revenue increased by $58,122,011, or 63%, to $151,115,532 for the twelve months ended December 31, 2024, from $92,993,521 for the twelve months ended December 31, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $44,885,110 of revenues in the twelve months ended December 31, 2024. $32,401,718 of the revenues were from prize competitions and trade promotions, and $11,230,611 of the revenues were from resale of third-party gaming content and software usage, both of which did not exist until the acquisition of Golden Matrix. Revenues from online casinos increased by $8,126,070, or 24%, to $42,529,464, for the twelve months ended December 31, 2024, from $34,403,393 for the twelve months ended December 31, 2023, mainly due to the increase in the offer of online casino games from different providers to 1500+, the launch of our integrated Play'n GO provider, the launch of the new game "Super Heli" from the Company’s studio Expanse, which became a top 3 most popular game in the third quarter of 2024, and revenues from online sports betting which increased by $4,149,050, or 12%, to $37,604,954, for the twelve months ended December 31, 2024, from $33,455,904 for the twelve months ended December 31, 2023, mainly due to our marketing campaigns, including marketing around the European football/soccer Championship in June 2024 and the Summer Olympic Games in August/September of 2024. Revenues from retail sports betting and retail casino increased by $814,105, or 4%, to $23,183,054 for the twelve months ended December 31, 2024, from $22,368,949 for the twelve months ended December 31, 2023, mainly due to an increase in the number of new slot machines (120) and favorable retail sports results during the month of June 2024, thanks to the impact of the European football/soccer championship during June/July 2024.

COGS. Costs of goods sold increased by $37,793,114, or 153%, to $62,543,407 for the twelve months ended December 31, 2024, from $24,750,293 for the twelve months ended December 31, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $33,401,741 to COGS in the twelve months ended December 31, 2024. A total of $24,439,740 of the COGS was from prize competitions and trade promotions, and $8,783,959 of the COGS was from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix effective on April 1, 2024. COGS from online casinos, online sports betting, retail casinos and retail sports betting increased by $4,347,736 in total, or 18%, to $28,018,654 for the twelve months ended December 31, 2024, from $23,670,918 for the twelve months ended December 31, 2023, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $20,328,897, or 30%, to $88,572,125 for the twelve months ended December 31, 2024, from $68,243,228 for the twelve months ended December 31, 2023. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $11,483,369 to gross profit in the twelve months ended December 31, 2024. Gross profit from online casinos, online sports betting, retail casinos and retail sports betting increased by $8,741,490 or 13%, for the twelve months ended December 31, 2024, compared to the twelve months ended December 31, 2023. The increase in the gross profit was mainly due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses increased by $31,344,423, or 58%, to $85,828,421 for the twelve months ended December 31, 2024, from $54,483,998 for the twelve months ended December 31, 2023. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, bad debt expense, rents and utilities. The reasons for the increase in the G&A are discussed in greater detail below:

Stock-based compensation (within G&A) for the twelve months ended December 31, 2024, was $4,627,557, compared to $0 for the twelve months ended December 31, 2023, a $4,627,557 increase from the prior period, which was due mainly to restricted stock units (RSUs) granted to employees and directors of the Company, as well as shares issued for services during the period.

Amortization expenses for the twelve months ended December 31, 2024, were $6,373,696, compared to $1,898,027 for the twelve months ended December 31, 2023, a $4,475,669, or 236% increase from the prior period, which was due mainly to the amortization of the new intangible assets recognized as a result of the acquisition of Golden Matrix.

Salaries and wages for the twelve months ended December 31, 2024, were $21,230,038, compared to $14,591,220 for the twelve months ended December 31, 2023, a $6,638,818 or 45% increase from the prior period, which was due partially to $2,506,238 of salaries paid to employees of Golden Matrix after the acquisition. Salaries paid to employees of MeridianBet Group increased by $4,132,580, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the twelve months ended December 31, 2024, were $3,992,383, compared to $2,024,135 for the twelve months ended December 31, 2023, a $1,968,248 or 97% increase from the prior period, which was due partially to the $1,173,025 of professional fees of Golden Matrix after the acquisition, in connection with the acquisition of Golden Matrix, Classics, fund raising and accounting fees. Professional fees of MeridianBet Group increased by $795,223, which was mainly due to consulting services as well as legal and audit services, in connection with the acquisition with Golden Matrix.

Marketing expenses for the twelve months ended December 31, 2024, were $18,925,124, compared to $12,190,153 for the twelve months ended December 31, 2023, a $6,734,971 or 55% increase from the prior period, which was due partially to the $4,088,272 of marketing fees from Golden Matrix after the acquisition, in connection with prize competitions in the UK, trade promotions in Australia and online casino business in Mexico, and the resale of gaming content in the Asia Pacific region. Marketing expenses of MeridianBet Group increased by $2,646,699, primarily driven by our focused efforts around the European football/soccer championship (EURO 2024, June/July 2024) and the Summer Olympic Games in August/September 2024. We invested in new video content on YouTube, TV commercials, billboards, and strategic sponsorships. Additionally, our expanded online campaigns on Facebook and Google, along with organizing trips for our customers, reflect our traditionally rooted commitment to investing in customer engagement and brand visibility.

Rents and utilities for the twelve months ended December 31, 2024, were $6,845,588, compared to $5,691,895 for the twelve months ended December 31, 2023, a $1,153,693 or 20% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Bad debt expense for the twelve months ended December 31, 2024 were $1,358,147, compared to $304,358 for the twelve months ended December 31, 2023, a $1,053,789 or 346% increase from the prior period, which was mainly due to the recognition of an allowance for doubtful accounts related to aged receivables from the Company’s resale of gaming content business that were deemed uncollectible.

 Interest expense. The interest expense increased by $3,485,125, or 2,490%, to $3,521,288 for the twelve months ended December 31, 2024, from $36,163 for the twelve months ended December 31, 2023. The increase was mainly due to the amortization of debt discount related to the issuance of the Secured Convertible Note in the amount of $2,157,607 and interest from Facility Agreement in the amount of $1,114,524.

Interest earned. The interest earned increased by $120,325, or 123%, to $218,145 for the twelve months ended December 31, 2024, from $97,820 for the twelve months ended December 31, 2023. The increase was mainly due to earned interest income from term deposits with banks.

Foreign exchange loss. The foreign exchange loss increased by $(567,284), to $(494,825) for the twelve months ended December 31, 2024, from a gain of $72,459 for the twelve months ended December 31, 2023. This increase was primarily driven by the appreciation of the USD against the AUD and MXN, affecting subsidiaries that owe balances to the parent company in USD and the depreciation of the USD against the Euro and RSD, currencies in which the Company holds debts.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, the sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the twelve months ended December 31, 2024, and 2023, other income amounted to $2,262,782 and $1,572,256, respectively. The increase of $690,526 for the twelve months ended December 31, 2024, versus the twelve months ended December 31, 2023, is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services, etc.

Provision for income taxes. The provision for income tax increased by $1,047,651, or 67%, to $2,618,367 in the twelve months ended December 31, 2024, from $1,570,716 in the twelve months ended December 31, 2023.  The increase was mainly due to $1,468,472 in accrued tax expenses in Greece, discussed in greater detail in “NOTE 21 - COMMITMENTS AND CONTINGENCIES”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, as well as $558,637 in income taxes related to prize competitions in the UK and trade promotions in Australia, which were acquired as part of the Golden Matrix acquisition effective on April 1, 2024.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Bit Tech Tanzania in the percentage of 10%, (b) Meridian Gaming Peru in the percentage of 24.5%, (c) Fair Champions Meridian Cyprus in the percentage of 49%, and (d) Classics Holding Pty Ltd Australia in the percentage of 20%. For the twelve months ended December 31, 2024, and 2023, net income attributable to noncontrolling interest amounted to $70,400 and $192,348, respectively. The decrease was primarily due to the net loss incurred by the companies for the twelve months ended December 31, 2024.

Net income (loss) attributable to GMGI. Net income attributable to GMGI decreased by $15,182,787, or 111%, to a net loss of $1,480,249 for the twelve months ended December 31, 2024, from net income of $13,702,538 for the twelve months ended December 31, 2023. The decrease was mainly due to an increase in the general and administrative expenses, foreign exchange losses, and interest expenses as discussed above.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

Cash Requirements, Liquidity and Capital Resources

We had $30,125,944 of cash on hand and a working capital deficit of $18,484,062 as of December 31, 2024. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $8.5 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1.	Unicredit Bank Facility;
2.	Hipotekarna Bank Facility;
3.	Igor Salindrija Facility; and
4.	Lind Global Asset Management VIII LLC Secured Convertible Note.

See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, for more details on these debts.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, the Company incurred the following payment obligations in connection with the Meridian Purchase:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Golden Matrix Shares	Cash Consideration Balance as of December 31, 2024
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,000,000	501,591
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	225,000	2,125,000	2,650,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	129,540	-	9,870,460
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	-	-	10,000,000
Promissory Note Consideration	15,000,000	-	-	15,000,000
Consideration paid	$70,000,000	$23,852,949	$8,125,000	$38,022,051

Contingent obligation:

The Company had a possible holdback payment of approximately $626,450 (GBP 500,000) as part of the consideration for the acquisition of RKings. The holdback is contested by the Company and currently subject to ongoing claims.

Holdback Cash Considerations to Classics Sellers

The Holdback Cash in the amount of AUD $500,000 (USD $326,700) is to be released to the Classics Sellers, if (and only if) the Company determines, within six (6) months after the Closing Date (defined below) that the Classics Sellers have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement.

Liquidity and capital resources

Description	As of December 31,	As of December 31,
	2024	2023
Cash and cash equivalents	$30,125,944	$20,405,296
Working capital (deficit)	$(18,484,062)	$9,355,540
Shareholders’ equity	$108,950,580	$59,986,549

The Company had $30,125,944 of cash on hand at December 31, 2024 and total assets of $213,717,593 ($45,066,481 of which were current assets) and a working capital deficit of $18,484,062 as of December 31, 2024. The working capital deficit was mainly due to $17,291,241 of current portion of long-term loans included in current liabilities as well as $19,870,460 current consideration payable to the Meridian Sellers. Included in total assets at December 31, 2024 was $71,249,119 of goodwill and $56,393,457 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”.

The Company had $20,405,296 of cash on hand and total assets of $79,852,980 ($26,929,402 of which were current assets) at December 31, 2023. The Company had total working capital of $9,355,540 as of December 31, 2023. Included in total assets at December 31, 2023 was $15,107,422 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”.

The increase in cash of $9,720,648 between December 31, 2024, and December 31, 2023, was mainly due to the proceeds from loans and borrowings.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. We believe that the Company’s operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

In the future, we may be required to seek additional capital, including to pay amounts due pursuant to the terms of the MeridianBet Group Purchase Agreement, and to repay outstanding debt as discussed above, by selling additional debt or equity securities, which may include up to $8.5 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, or may otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, for more details on the Company’s debts and lending facilities.

Cash flows

	Twelve Months Ended December 31,
	2024	2023
Cash provided by operating activities	$23,916,426	$23,689,511
Cash used in investing activities	$(37,434,035)	$(13,065,811)
Cash provided by (used in) financing activities	$27,712,266	$(4,153,625)

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the twelve months ended December 31, 2024, mainly include stock-based compensation, amortization expenses on intangible assets, and depreciation on property plant and equipment.

The Company generated cash from operating activities of $23,916,426 during the twelve months ended December 31, 2024, due primarily to a $4,337,364 increase in accounts payable and accrued liabilities, a $5,618,901 increase in right of use liabilities, $4,707,313 of stock-based compensation, $2,157,607 of non-cash interest expense related to debt discount amortization, $6,373,696 of amortization expenses relating to intangible assets, and $4,416,495 of depreciation expenses, which was mainly offset by a $1,409,849 net loss, and a $958,112 increase in inventory.

The Company generated cash from operating activities of $23,689,511 during the twelve months ended December 31, 2023, due primarily to $13,894,886 of net income, $1,898,027 of amortization expenses, $3,519,083 of depreciation expenses, a $3,617,968 increase in accounts payable and accrued liabilities, an $843,595 increase in taxes payable, and a $1,839,949 increase in right of use liabilities, which was mainly offset by a $556,447 decrease in other liabilities.

During the twelve months ended December 31, 2024, cash used in investing activities was $37,434,035, which was primarily due to $23,852,949 of consideration paid to the former owners of MeridianBet Group in connection with the Meridian Purchase, $4,126,172 of consideration paid to acquire Classics, $14,827,206 spent on intangible assets, and the $7,164,733 spent on property, plant and equipment, which was partially offset by $17,355,360 in cash assumed from investment in Golden Matrix.

During the twelve months ended December 31, 2023, cash used in investing activities was $13,065,811, which was primarily due to $7,345,778 spent on intangible assets, and $5,744,202 spent on property, plant and equipment.

During the twelve months ended December 31, 2024, cash provided by financing activities was $27,712,266, which was primarily due to proceeds from loans of $25,972,500, attributable to the Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija borrowing, and proceeds from convertible note and warrant of $8,747,556, relating to the Secured Convertible Note and Lind Warrants, discussed in greater detail above in the notes to consolidated financial statements under “NOTE 15 – LONG TERM LIABILITIES—Lind Global Asset Management VIII LLC Securities SPA / Promissory Note” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, for more details on these debts, which was offset by repayment of lease of $2,474,864 and repayment of debt of $3,675,091. During the twelve months ended December 31, 2023, cash used in financing activities was $4,153,625, which was primarily due to repayment of lease of $2,354,666 and payments of dividends of $1,798,959 to the former owners of MeridianBet Group.

The Company had a net increase in cash of $9,720,648 for the twelve months ended December 31, 2024, which is mostly attributable to the proceeds from loans and borrowings as discussed above.

Distribution Agreement

On November 22, 2024, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC. Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $20 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under the Company’s effective Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

The Company will pay Craig-Hallum a commission equal to 3.00% of any gross proceeds from the sale of shares of the Company’s common stock under the Distribution Agreement. Pursuant to the terms of the Distribution Agreement, the Company also provided Craig-Hallum with customary indemnification rights and has agreed to reimburse Craig-Hallum for certain specified expenses up to $50,000, plus up to $5,000 for each future quarterly period that the Distribution Agreement remains in place. The offering of common stock pursuant to the Distribution Agreement will terminate upon the earlier of (i) the sale of all of the common stock subject to the Distribution Agreement and (ii) the termination of the Distribution Agreement by the Company or Craig-Hallum. Either party may terminate the agreement in its sole discretion at any time upon written notice to the other party.

No assurance can be given that the Company will sell any shares of common stock under the Distribution Agreement, or, if it does, as to the price or amount of shares of common stock that it sells or the dates when such sales will take place.

No shares have been sold under the Distribution Agreement to date.

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of December 31, 2024. EBITDA means net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, and restructuring costs which include charges or expenses attributable to acquisition related costs. EBITDA and Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

EBITDA and Adjusted EBITDA are presented because we believe they provide additional useful information to investors due to the various noncash items during the period. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA are unaudited, and have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, or future or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, capital expenditures or working capital needs; EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, other companies in this industry may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of such non-GAAP measures to the most comparable GAAP measure, below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view non-GAAP measures in conjunction with the most directly comparable GAAP financial measure.

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Twelve Months Period Ended
	December 31, 2024	December 31, 2023
Net income (loss)	$(1,409,849)	$13,894,886
+ Interest expense	3,521,288	36,163
- Interest income	(218,145)	(97,820)
+ Taxes	2,618,367	1,570,716
+ Depreciation	4,416,495	3,519,083
+ Amortization	6,373,696	1,898,027
EBITDA	$15,301,852	$20,821,055
+ Stock-based compensation	4,707,313	-
+ Restructuring costs	2,184,397	427,223
Adjusted EBITDA	$22,193,562	$21,248,278

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, are those that depend most heavily on these judgments and estimates. As of December 31, 2024, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 - SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2023, filed with the Commission on January 17, 2024, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

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

Recently adopted accounting pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See “NOTE 19 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION”, included under “Item 8. Financial Statements and Supplementary Data”, for further detail.

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

GOLDEN MATRIX GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Golden Matrix Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Matrix Group, Inc. (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2024, and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023 and the results of its operations and its cash flows for the year ended December 31, 2024, and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Golden Matrix Group, Inc. Reporting Unit — Refer to Note 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the “forecast”), as well as the selection of discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance for the Golden Matrix Group, Inc. Reporting Unit (“Golden Matrix”) was $71 million as of December 31, 2024. The fair value of Golden Matrix exceeded its carrying value by a substantial margin as of the measurement date and, therefore, no impairment was recognized.

The determination of the Company’s reporting units’ fair value requires management to make significant assumptions and estimates around forecasts and the selection of discount rates. Therefore, our audit procedures to evaluate the reasonableness of management’s forecasts required a higher degree of auditor judgement, increased level of audit effort, and use of more experienced audit professionals, as well as the involvement of valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s forecasts and the selection of discount rates used by management to determine the fair value of the Company’s reporting units included the following, among others:

•	We evaluated management’s ability to accurately forecast by comparing management’s historical projections to actual performance.

•	We evaluated the reasonableness of the assumptions and estimates included in management’s forecasts by:

•	Comparing forecasts to information included in the Company’s communications to the Board of Directors, projected information in industry reports, and analyst reports for the Company and peer companies.

•	Considering the impact of changes in the competitive, regulatory, and economic environment on management’s projections.

•	Assessing the reasonableness of strategic plans incorporated by management into the projections.

•	Evaluating management’s estimate and the impact of any related expansion of gaming activities by analyzing historical information.

•	With the assistance of our valuation specialists, we evaluated the discount rates selected by management by:

•	Assessing the impact of the uncertainty in the forecasts on the discount rates, including testing the underlying market-based source information used in the selection of the discount rates and the mathematical accuracy of the discount rate calculations.

•	Developing a range of independent estimates and comparing those to discount rates selected by management.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

The Woodlands, TX

March 24, 2025

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	December 31, 2024	December 31, 2023
ASSETS

Current assets:
Cash and cash equivalents	$30,125,944	$20,405,296
Accounts receivable, net	6,061,281	2,674,967
Accounts receivable – related parties	666,545	399,580
Taxes receivable	734,630	997,778
Inventory	3,937,854	133,905
Prepaid expenses	955,456	328,400
Other current assets, net	2,584,771	1,989,476
Total current assets	45,066,481	26,929,402

Non-current assets:
Goodwill & intangible assets, net	127,642,576	15,107,422
Property, plant & equipment, net	27,431,207	27,826,594
Investments	218,147	237,828
Deposits	5,706,319	5,586,495
Operating lease right-of-use assets	7,643,504	4,147,375
Other non-current assets	9,359	17,864
Total non-current assets	168,651,112	52,923,578
Total assets	$213,717,593	$79,852,980

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$12,912,300	$11,285,740
Accounts payable - related parties	19,655	12,605
Current portion of operating lease liability	2,378,896	2,299,317
Current portion of long-term loan– related party	501,591	-
Current portion of long-term loan	16,789,650	-
Taxes payable	3,774,418	3,394,556
Other current liabilities	1,090,063	581,644
Deferred revenues	1,095,463	-
Contingent liability	626,450	-
Current portion of consideration payable – related parties	22,520,460	-
Current portion of consideration payable	1,841,597	-
Total current liabilities	63,550,543	17,573,862

Non-current liabilities:
Non-current portion of operating lease liability	5,193,847	1,795,870
Non-current portion of long-term loan	14,364,246	-
Other non-current liabilities	6,658,377	496,699
Non-current portion of consideration payable – related parties	15,000,000	-
Total non-current liabilities	41,216,470	2,292,569
Total liabilities	$104,767,013	$19,866,431

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 0 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 300,000,000 shares authorized; 129,242,993 and 83,475,190 shares issued and outstanding, respectively	$1,292	$835
Stock payable	5,711,807	-
Stock payable – related party	211,162	-
Additional paid-in capital	50,313,125	3,044,894
Treasury stock, at cost (December 2024 – 59,796 shares)	(121,430)	-
Accumulated other comprehensive income (loss)	(8,089,854)	(3,307,578)
Accumulated earnings	57,046,892	59,296,675
Total shareholders’ equity of GMGI	105,072,994	59,034,826
Noncontrolling interests	3,877,586	951,723
Total equity	108,950,580	59,986,549
Total liabilities and equity	$213,717,593	$79,852,980

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Twelve Months Ended
	December 31,
	2024	2023

Revenues	$151,115,532	$92,993,521
Cost of goods sold	(62,543,407)	(24,750,293)
Gross profit	88,572,125	68,243,228

Operating expenses
Selling, general and administrative expenses	85,828,421	54,483,998
Income (loss) from operations	2,743,704	13,759,230

Other income (expense):
Interest expense	(3,521,288)	(36,163)
Interest earned	218,145	97,820
Foreign exchange gain (loss)	(494,825)	72,459
Other income	2,262,782	1,572,256
Total other income (expense)	(1,535,186)	1,706,372
Net income (loss) before tax	1,208,518	15,465,602
Provision for income taxes	2,618,367	1,570,716
Net income (loss)	$(1,409,849)	$13,894,886
Less: Net income attributable to noncontrolling interest	70,400	192,348
Net income (loss) attributable to GMGI	$(1,480,249)	$13,702,538

Weighted average ordinary shares outstanding:
Basic	113,511,706	83,475,190
Diluted	113,511,706	83,475,190
Net earnings (losses) per ordinary share attributable to GMGI:
Basic	$(0.01)	$0.16
Diluted	$(0.01)	$0.16

Net income (loss)	$(1,409,849)	$13,894,886
Foreign currency translation adjustments	(4,782,276)	(825,774)
Comprehensive income (loss)	(6,192,125)	13,069,112
Less: Net income attributable to noncontrolling interest	70,400	192,348
Comprehensive income (loss) attributable to GMGI	$(6,262,525)	$12,876,764

See accompanying notes to consolidated financial statements.

   Golden Matrix Group, Inc. and Subsidiary

Consolidated Statement of Shareholders’ Equity

For the Twelve Months Ended December 31, 2023

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2022	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(4,133,352)	$47,393,096	$46,305,473	$759,375	$47,064,848
Other comprehensive income (loss)	-	-	-	-	-	-	-	825,774	-	825,774	-	825,774
Dividends	-	-	-	-	-	-	-	-	(1,798,959)	(1,798,959)	-	(1,798,959)
Profit for the period	-	-	-	-	-	-	-	-	13,702,538	13,702,538	192,348	13,894,886
Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549

For the Twelve Months Ended December 31, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	-	$-	$3,044,894	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Fair value of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363,450	3,363,450
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,782,276)	-	(4,782,276)	-	(4,782,276)
Shares issued for vested RSUs	-	-	-	-	829,730	9	-	-	(9)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	-	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	160,000	2	-	-	858,598	54,200	211,162	-	-	1,123,962	-	1,123,962
Shares issued as consideration to acquire subsidiaries	-	-	-	-	810,390	8	-	-	1,689,655	-	-	-	-	1,689,663	-	1,689,663
Shares issued to the Sellers of MeridianBet Group as consideration	-	-	-	-	5,000,000	50	-	-	14,299,950	-	-	-	-	14,300,000	-	14,300,000
Shares issued for debt conversion	-	-	-	-	2,206,096	21	-	-	4,424,979	-	-	-	-	4,425,000	-	4,425,000
FV of warrant granted	-	-	-	-	-	-	-	-	1,007,482	-	-	-	-	1,007,482	-	1,007,482
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	3,583,352	-	-	-	-	3,583,352	-	3,583,352
Purchase of treasury stock	-	-	-	-	(700)	-	(59,796)	(121,430)	(1,671)	-	-	-	-	(123,101)	-	(123,101)
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Recapitalization	1,000	-	-	-	36,742,287	367	-	-	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Acquisition of Non-Controlling Interest	-	-	-	-	-	-	-	-	(6,271,479)	5,657,607	-	-	-	(613,872)	(507,987)	(1,121,859)
Profit for the period	-	-	-	-	-	-	-	-	-	-	-	-	(1,480,249)	(1,480,249)	70,400	(1,409,849)
Balance at December 31, 2024	1,000	$-	1,000	$-	129,242,993	$1,292	(59,796)	$(121,430)	$50,313,125	$5,711,807	$211,162	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiary
Consolidated Statements of Cash Flow
	Twelve Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,409,849)	$13,894,886
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	4,707,313	-
Non-cash interest expense related to debt discount amortization	2,157,607	-
Amortization of intangible assets	6,373,696	1,898,027
Depreciation of property, plant and equipment	4,416,495	3,519,083
Loss on valuation / impairment	-	(25,350)
Bad debt expense	1,358,147	304,358

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(748,278)	(597,457)
(Increase) decrease in accounts receivable – related party	59,257	67,969
(Increase) decrease in taxes receivable	263,148	(17,347)
(Increase) decrease in prepaid expenses	(349,387)	171,854
(Increase) decrease in other current assets	(591,982)	(587,313)
(Increase) decrease in inventories	(958,112)	(11,667)
(Increase) decrease in deposits	(119,824)	(653,769)
(Increase) decrease in other non-current assets	95,705	31,901
Increase (decrease) in accounts payable and accrued liabilities	4,337,364	3,617,968
Increase (decrease) in accounts payable – related party	(2,943)	9,405
Increase (decrease) in taxes payable	(766,413)	843,595
Increase (decrease) in deferred revenues	33,585	-
Increase (decrease) in customer deposit	1,564	-
Increase (decrease) in other current liabilities	264,039	76,980
Increase (decrease) in due to shareholders	-	(137,114)
Increase (decrease) in other liabilities	(823,607)	(556,447)
Increase (decrease) in operating lease liabilities	5,618,901	1,839,949
Net cash provided by operating activities	$23,916,426	$23,689,511

Cash flows from investing activities:
Cash paid for intangible assets	(14,827,206)	(7,345,778)
Cash paid for investments	19,681	24,169
Cash paid for property, plant and equipment	(7,164,733)	(5,744,202)
Cash paid for purchase of subsidiaries	(8,964,188)	-
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(23,852,949)	-
Cash assumed from acquisition with Golden Matrix	17,355,360	-
Net cash used in investing activities	$(37,434,035)	$(13,065,811)

Cash flows from financing activities:
Repayment on debt	(3,675,091)	-
Proceeds from loans and borrowings	25,972,500	-
Proceeds from sale of note and warrant	8,747,556	-
Repayment of lease	(2,474,864)	(2,354,666)
Payments of dividends	(769,534)	(1,798,959)
Share repurchase	(123,101)	-
Proceeds from option exercise	34,800	-
Net cash provided by (used in) financing activities	$27,712,266	$(4,153,625)

Effect of exchange rate changes on cash	(4,474,009)	825,774

Net increase in cash and cash equivalents	9,720,648	7,295,849
Cash and cash equivalents at beginning of the year	20,405,296	13,109,447
Cash and cash equivalents at end of the year	30,125,944	20,405,296

Supplemental cash flows disclosures
Interest paid	$1,350,751	$36,163
Tax paid	$3,918,277	$1,994,470

Non-cash financing activities
Debt conversion	$4,425,000	$-
Acquisition of minority interest	$7,172,504	$-

See accompanying notes to consolidated financial statements.

GOLDEN MATRIX GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Golden Matrix Group, Inc. (together with its consolidated subsidiaries, collectively, “GMGI” “we”, “our”, “us”, or the “Company”) is incorporated and registered in the State of Nevada,  (i) operates online sports betting, online casino, and gaming operations in more than 15 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offers pay-to-enter prize competitions in the United Kingdom (UK) and leads trade promotions in Australia, providing members with free prizes.

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 700 shops, approximately 250 are owned by the Company’s subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. Following the closing of the Meridian Purchase (defined below) and effective April 1, 2024, the Company, through Golden Matrix (defined below), develops and owns online gaming intellectual property (IP) and builds configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. As part of the Meridian Purchase, the Company acquired a proprietary Internet gaming enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gaming (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”). In addition, following the Meridian Purchase, the Company broadened its operations in pay-to-enter prize competitions in the UK.

On April 9, 2024, GMGI completed the acquisition (the “Meridian Purchase”) of 100% of Meridian Serbia, MeridianBet Montenegro, Meridian Gaming Holdings Ltd., and Meridian Gaming (Cy) Ltd, (collectively, “MeridianBet Group”), from Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”). The Meridian Purchase was completed pursuant to the terms of that certain Amended and Restated Sale and Meridian Purchase Agreement of Share Capital dated June 27, 2023, entered into between Golden Matrix and the Meridian Sellers (as amended from time to time, the “Meridian Purchase Agreement”), effective for all purposes as of April 1, 2024. References to “Golden Matrix” refer to the Company prior to the Meridian Purchase.

In connection with the Meridian Purchase, on April 9, 2024, the Company (A) issued 82,141,857 restricted shares of the Company’s common stock to the Meridian Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”); (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

The Meridian Purchase Agreement is described in greater detail below under “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”.

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

Change of Control

As a result of the closing of the Meridian Purchase Agreement, and on April 9, 2024, the Meridian Sellers obtained majority voting control over the Company, with each of the Meridian Sellers obtaining voting rights as follows:

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

Prior to the closing of the Meridian Purchase Agreement, Mr. Anthony Brian Goodman, the Chief Executive Officer and director of the Company, held voting control over the Company due to his beneficial ownership of 16,124,562 shares of common stock and 1,000 shares of Series B Voting Preferred Stock, which vote 7,500,000 voting shares on all stockholder matters (which prior to the issuance of the shares of common stock and Series C Preferred Stock upon the closing of the Meridian Purchase Agreement, provided him a 53.6% voting right over the Company).

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

Series C Preferred Stock

Additionally, on April 4, 2024, in contemplation of the closing of the transactions contemplated by the Meridian Purchase Agreement, and pursuant to the power provided to the Company by the Articles of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock, which were issued to the Meridian Sellers at the closing of the Meridian Purchase.

Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-K and Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and its majority-owned subsidiaries. Intercompany balances and transactions have been eliminated.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the twelve months ended December 31, 2024 and 2023, the Company has foreign currency translation adjustments of $(4,782,276) and $(825,774), respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of $(494,825) and $72,459 during the twelve months ended December 31, 2024 and 2023, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at December 31, 2024 and December 31, 2023.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $994,329 and $203,676, respectively. During the twelve months ended December 31, 2024, and 2023, there was $1,358,147 and $304,358, respectively, of bad debt expense recorded.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $6,373,696 and $1,898,027 during the twelve months ended December 31, 2024 and 2023, respectively.

Goodwill

Goodwill is tested for impairment at the reporting unit level. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), our business is classified into two reporting units: Golden Matrix and MeridianBet Group. Prior to April 1, 2024, the Company had one reporting unit to which goodwill was allocated. We review and evaluate our goodwill for potential impairment at a minimum annually, or more frequently if circumstances indicate that impairment is possible.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. In estimating the fair value of the reporting unit, we may use key assumptions such as revenue growth rates, gross margin, and estimated costs for future periods and well as peer group market valuation multiples and discount rates. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We performed our annual impairment assessment of goodwill as of December 31, 2024, and concluded that goodwill was not impaired as the fair value of our reporting unit is in excess of our carrying value.

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2023	$-
Goodwill resulting from Meridian Purchase	64,360,526
Goodwill resulting from Classics acquisition	6,351,409
Goodwill resulting from acquisition of Media Games Malta	537,184
Balance as of December 31, 2024	$71,249,119

Inventories

Prizes

RKings and Classics for a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $3,812,659 and $0 at December 31, 2024 and December 31, 2023, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $125,195 and $133,905 at December 31 2024, and December 31, 2023, respectively.

As of December 31, 2024, and December 31, 2023, total inventory was $3,937,854 and $133,905, respectively.

Property, Plant and Equipment

Plant and machinery, fixtures, fittings, and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed pursuant to the straight-line method over the useful life as follows:

Useful Life in Years
Land	40
Buildings	40
Slots and machines	10
Equipment & Furniture	4 to 10
Computers	3 to 5
Televisions	4
Leasehold improvement	5
Software	3-5
Licenses	up to 10
Other intangible assets	5

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $27,431,207 and $27,826,594 at December 31, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company currently has five distinctive revenue streams:

(i)	Revenues from retail and online betting and casino.

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

(ii)	Revenues from pay-to-enter prize competitions and trade promotions.

The Company generates revenues from sales of prize competitions tickets directly to customers in the UK, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences. Additionally, it offers VIP subscriptions that provide customers in Australia with access to trade promotions and free giveaways, including classic cars.

(iii)	Revenues from royalties charged on the use of third-party gaming content.

For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

(iv)	Revenues from usage of the Company’s software.

For the usage of the Company’s software, the Company charges gaming operators for the use of its unique intellectual property (IP) and technology systems.

(v)	Revenues from bars.

The Company also generates revenues from sales of drinks in the bars.

Pursuant to FASB Topic 606, Revenue Recognition, our company recognizes revenues by applying the following steps:

Step 1: Identify the contract with a customer.

Step 2: Identify the separate performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the separate performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

(i)	Revenues from retail and online betting and casino.

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

(ii)	Revenues from pay-to-enter prize competitions and trade promotions.

Revenues from prize competition ticket sales occur when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Payments for prize competitions received in advance of services being rendered are recorded as deferred revenue and recognized as revenue when control of the prize has been transferred to the winner of prize competitions.

Revenues from VIP subscriptions are recognized over the subscription period on a straight-line basis, as the customer receives continuous access to benefits, including trade promotions and free giveaways. Revenues are recorded when the subscription is activated, and the performance obligations, such as offering exclusive content and promotions, are fulfilled over time.

(iii)	Revenues from royalties charged on the use of third-party gaming content.

Revenues from the royalty charged on the use of third-party gaming content occur when the Company acts as a distributor of third-party gaming content which is utilized by the client. The counterparty pays consideration in exchange for the gaming content utilized. The Company only recognizes the revenue at the month end when the usage of the gaming content occurs, and the revenue is based on the actual usage of the gaming content.

(iv)	Revenues from usage of the Company’s software.

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

(v)	Revenues from bars.

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

For the twelve months ended December 31, 2024, and 2023, other income amounted to $2,262,782 and $1,572,256, respectively.

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

The Company incurred current income tax expenses of $2,618,367 and $1,570,716 during the twelve months ended December 31, 2024, and 2023, respectively, at the income tax rates outlined below, during the twelve months ended December 31, 2024, and 2023.

The Company accrued taxes payable of $3,774,418 and $3,394,556, each at December 31, 2024, and December 31, 2023, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share for the twelve months ended December 31, 2024 and 2023:

	For the twelve months ended
	December 31,
	2024	2023
Basic earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(1,480,249)	$13,702,538
Denominator:
Weighted average common shares outstanding	113,511,706	83,475,190

Basic earnings (loss) per common share	$(0.01)	$0.16

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(1,480,249)	$13,702,538
Denominator:
Weighted average common shares outstanding	113,511,706	83,475,190
Preferred shares	-	-
Warrants/Options	-	-
Restricted stock units	-	-
Deferred cash convertible note	-	-
Post-closing share consideration	-	-
Convertible promissory note	-	-
Adjusted weighted average common shares outstanding	113,511,706	83,475,190

Diluted earnings (loss) per common share	$(0.01)	$0.16

Dividends

Dividends are distributions that were paid to the former owners of MeridianBet Group, prior to the effective date of the Meridian Purchase Agreement (as described in detail below in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”) for the twelve months ended December 31, 2024, and 2023, in the amounts of $769,534 and $1,798,959, respectively.

The dividend distributions were paid in cash.

Treasury Stock

Treasury stock is carried at cost. See “NOTE 18 – EQUITY” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, for more details on stock repurchase program.

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

Stock-based compensation is $4,707,313 and $0 during the twelve months ended December 31, 2024 and 2023, respectively.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See “NOTE 19 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION”, for further detail.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivables are carried at their estimated collectible amounts. Trade accounts receivables are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Trade receivables are generated mostly from receivables from (i) resale of online gaming content (ii) the franchise partners for business-to-business (B2B) services, (iii) Agents for unpaid retail revenue, and (iv) receivables from the payment providers.

Receivables related to resale of online gaming content and B2B services amount to $3,747,169 and $93,910 as of December 31, 2024, and December 31, 2023, respectively.

Receivables from payment providers in Bosnia amount to $1,517,840 and $1,506,412 as of December 31, 2024, and December 31, 2023, respectively. These receivables are settled regularly.

The Company has accounts receivable of $6,061,281 and $2,674,967 as of December 31, 2024, and December 31, 2023, respectively (net of allowance for bad debt of $994,329 and $203,676, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE - RELATED PARTY

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

The accounts receivable from related party amount to $666,545 and $399,580, as of December 31, 2024 and December 31, 2023, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $734,630 and $997,778 as of December 31, 2024, and December 31, 2023, respectively. The components of taxes receivable are as follows:

Description	As of December 31, 2024	As of December 31, 2023
Corporate income taxes receivable	$310,424	$722,260
VAT refund receivables	286,031	225,178
Municipality taxes refund receivable	138,175	50,340
Total taxes receivable	$734,630	$997,778

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $955,456 and $328,400 as of December 31, 2024, and December 31, 2023, respectively. The components of prepaid expenses are as follows:

Description	As of December 31, 2024	As of December 31, 2023
Prepayments to suppliers	$39,239	$-
Prepaid payroll expense	4,557	-
Prepaid rent	12,475	39,850
Prepaid license	443,355	182,746
Prepaid sponsorship/advertising	363,835	102,318
Other prepayments	91,995	3,486
Total prepaid assets	$955,456	$328,400

NOTE 6 – OTHER CURRENT ASSETS

As of December 31, 2024, and December 31, 2023, other current assets are $2,584,771 and $1,989,476, respectively. The components of other current assets are as follows:

Description	As of December 31, 2024	As of December 31, 2023
Other current receivables	$1,315,276	$1,849,666
Accrued income	1,068,075	288,712
Employee receivables	314,865	241,513
Other current investments	330,302	10,158
Allowance for bad debt	(443,747)	(400,573)
Total other current assets	$2,584,771	$1,989,476

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of December 31, 2024, the total allowance for bad debt amounts to $443,747 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $319,341, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $116,388.

During September 2024, the Company, through RKings, experienced unauthorized charges on its Facebook account totaling $382,368. These charges have been recorded as Other Current Assets on the balance sheet, pending resolution. Facebook has committed to fully refund the unauthorized amounts. The Company will adjust this balance upon receipt of the refund. As of the date of this report, the full amount has been refunded.

NOTE 7 – ACQUISITIONS

Golden Matrix and Aleksandar Milovanović; Zoran Milošević, and Snežana Božović (MeridianBet Group) Meridian Purchase Agreement

Please refer to “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”, for a discussion of the Meridian Purchase Agreement, pursuant to which effective April 1, 2024, Golden Matrix (legal acquirer/accounting acquiree) acquired MeridianBet Group (legal acquiree/accounting acquirer) from the Meridian Sellers.

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

The Holdback Cash is to be released to the Classics Sellers, if (and only if) the Company determines, within six (6) months after the Closing Date (defined below) that the Shareholders have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement (defined below). On February 19, 2025, the Holdback Cash was paid to the Classics Sellers.

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

In accordance with FASB ASC Section 805, “Business Combinations”, the Company has accounted for the Share Exchange Agreement transaction as a business combination using the acquisition method. Due to the continuity of operations that will remain after the acquisition, the acquisition was considered the acquisition of a “business”.

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

The calculation of the purchase price and the assets acquired and liabilities assumed in the Share Exchange Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Fair value of 810,390 restricted shares at $2.085 per share	$1,689,663
Closing cash consideration of AUD $6,780,000 based on the Exchange Rate on August 1, 2024	$4,430,053
A cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024	$22,090
Fair value of Holdback Cash consideration of AUD $500,000 to be paid in six months based on an Exchange Rate on August 1, 2024	$326,700
Purchase price	$6,468,506
Fair value of non-controlling interest	1,422,000
Equity value	$7,890,506
Add: Current liabilities	1,693,838
Add: Deferred tax liabilities	948,020
Total equity and liabilities	$10,532,364

Allocation to assets
Cash and cash equivalents	$325,971
Prepaid expenses	80,586
Inventory, prizes	510,299
Accounts receivable	5,533
Property, Plant & Equipment, net	98,498
Total tangible assets	$1,020,887

Intangible assets
In-house Software	$10,068
Trade Names and Trademarks	2,320,000
Non‐Compete Agreements	280,000
Customer Relationships	550,000
Total intangible assets	$3,160,068

Goodwill	6,351,409
Total assets allocated	$10,532,364

Classics’ results of operations have been included in our consolidated financial statements beginning August 1, 2024. Classics contributed revenues of $4,613,457 and net income attributable to GMGI of $396,538 for the period from the date of acquisition through December 31, 2024.

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

The remaining balance of $353,295 (€315,555) was paid in four monthly instalments each of $88,324 (€78,889), with the first instalment paid one month after the date of signing the SPA and the final instalment paid four months after the date of signing the SPA.

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

Media Games Malta’s results of operations have been included in our consolidated financial statements beginning August 1, 2024. Media Games Malta contributed revenues of $209,978 and net loss attributable to GMGI of $(90,157) for the period from the date of acquisition through December 31, 2024.

Acquisition of Minority Interest in Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus.

The Meridian Purchase Agreement required the purchase of the minority shares of certain subsidiaries of the MeridianBet Group.

Based on this, on September 3, 2024, sales-purchase agreements were signed between the buyer – Meridian Gaming Ltd. Malta and the seller of a 24.5% minority share in the company Meridian Gaming Peru S.A.C., Mr. Juan Jose Mantese.

The purchase price is $3,098,797, of which, in accordance with the agreement, a portion will be paid by way of the issuance of 814,768 shares of restricted common stock of the Company, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $654,493. The share consideration is accrued as stock payable and the cash consideration is accrued as consideration payable.

Additionally, on October 3 and November 8, 2024, a share purchase agreements was signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The purchase price is $4,073,707, of which, in accordance with the agreement, a portion will be paid in restricted shares of common stock of the Company, totaling 1,071,101 shares, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $860,404. The share consideration is accrued as stock payable and the cash consideration is accrued as consideration payable.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2024 and 2023 assume the acquisitions of Golden Matrix, Classics, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2023:

	Twelve Months Ended December 31,
	2024	2023
Pro-forma total revenues	$170,611,785	$148,587,970
Pro-forma net income (loss) attributable to GMGI	$(3,840,307)	$8,539,761

The unaudited pro-forma consolidated results above are based on the historical financial statements of MeridianBet Group, Golden Matrix, Classics, Media Games Malta, and Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus,  are not necessarily indicative of the results of operations that would have been achieved if the acquisitions were completed at January 1, 2023, and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, assuming that the business combination occurred on January 1, 2023.

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

During the twelve months ended December 31, 2024, and 2023, respectively, software development costs of $6,074,013 and $2,802,421, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the twelve months ended December 31, 2024, and 2023, respectively, costs of $8,044,275 and $4,303,335, were incurred and capitalized, while a total of $5,843,637 was placed in service in 2024.

We anticipate that the majority of intangible construction in process will be placed in service in stages during the 2025, depending on the progress of the software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brasil. During the twelve months ended December 31, 2024, and 2023, respectively, costs of $4,967,637 and $196,348, were incurred and capitalized. The increase refers to obtaining a gaming license in Brazil in amount of $4,851,000. The licenses are amortized over the life of the licenses.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,410,358, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $2,040,653. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $6,373,696 and $1,898,027 for the twelve months ended December 31, 2024, and 2023, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of December 31, 2024	As of December 31, 2023
Intangible construction in process	$11,354,044	$9,781,785
Licenses	5,689,993	722,356
Software	14,780,382	9,973,079
Trademarks and tradenames	12,183,561	994
Developed technology	3,100,000	-
Customer relationships	17,950,000	-
Non-compete agreement	290,000	-
Other intangible assets	3,451,010	1,499,752
Gross intangible assets	68,798,990	21,977,966
Less: accumulated impairment and amortization
Licenses amortization	(519,702)	(431,023)
Software amortization	(6,718,227)	(5,664,443)
Trademarks and tradenames amortization	(838,532)	(207)
Developed technology	(465,003)	-
Customer relationships	(2,656,083)	-
Non-compete agreement	(61,186)	-
Other intangible assets amortization	(1,146,800)	(774,872)
Total accumulated impairment and amortization	(12,405,533)	(6,870,544)
Net definite-lived intangible assets	$56,393,457	$15,107,422

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of December 31, 2024:

Year Ending December 31,	Estimated Amortization
2025	$9,681,978
2026	10,105,005
2027	10,340,385
2028	10,934,958
2029	8,618,393
Thereafter	6,712,737
Total future amortization	$56,393,457

The following table identifies the intangible assets resulting from the Meridian Purchase, as described in greater detail in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”:

Description	Useful life	Amount
Trade names and trademarks	10 Years	$9,700,000
Developed technology	5 Years	3,100,000
Customer relationships	5 Years	17,400,000
Non-compete agreement	3 Years	10,000
Total		$30,210,000

The fair value estimate for all identifiable intangible assets is based on assumptions that market participants would use in pricing an asset, based on the most advantageous market for the asset (i.e., its highest and best use).

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of December 31, 2024	As of December 31, 2023
Land	$26,084	$27,703
Buildings, net	9,190,949	6,728,697
Slots and machines, net	11,065,973	11,279,087
Equipment, net	3,348,069	3,235,175
Computers, net	1,719,679	1,697,479
Televisions, net	302,348	368,414
Property, plant and equipment construction in process	-	893,354
Investment in third party property, plant and equipment	1,778,105	1,975,460
Advances for property, plant and equipment	-	1,621,225
Total property, plant and equipment, net	$27,431,207	$27,826,594

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Advances for property, plant and equipment represents the purchase of the premises in Montenegro. These premises are still in the process of construction.

Depreciation expenses were $4,416,495 and $3,519,083, for the twelve months ended December 31, 2024, and 2023, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of December 31, 2024 and December 31, 2023, deposits and prepaid assets are $5,706,319 and $5,586,495, respectively. The components of deposits and prepaid assets are as follows:

	As of December 31, 2024	As of December 31, 2023
Deposits for rent & office leases	$183,596	$170,370
Deposits for retail betting	2,522,993	2,413,488
Deposits for retail casino	2,880	668,236
Deposits for internet betting	1,082,621	1,035,558
Other prepayments	10,785	9,287
Other deposits	1,903,444	1,289,556
Total deposits and prepaid assets	$5,706,319	$5,586,495

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

NOTE 11 – INVESTMENTS

The Company has investments in unconsolidated entities.  The investments are accounted for under the equity method whereby the initial investment is recognized at cost and the entities’ profits or losses are recorded in proportion to the Company’s percentage of ownership.  As of December 31, 2024, and December 31, 2023, the Company had investments of $218,147 and $237,828, respectively, representing investments in in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares) and BH Telekom (15,228 shares).

NOTE 12 – OPERATING LEASE RIGHT OF USE ASSETS AND LIABILITIES

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

The lease cost for the twelve months ended December 31, 2024, and 2023, was $3,404,273 and $3,085,475, respectively.

As of December 31, 2024, and December 31, 2023, the right-of-use asset was $7,643,504 and $4,147,375, respectively, and there was also a current lease liability of $2,378,896 and $2,299,317, respectively, and a non-current lease liability of $5,193,847 and $1,795,870, respectively.

Maturities of lease liabilities as of December 31, 2024, were as follows:

Operating Lease
2025	$2,751,549
2026	2,628,726
2027	2,302,923
2028	390,316
Thereafter	107,761
Total lease payments	8,181,275
Less imputed interest	608,532
Present value of lease liability	$7,572,743

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management’s superannuation payable of $19,655 and $0, as of December 31, 2024, and December 31, 2023, respectively.  A Superannuation is mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11.5%).

NOTE 14 – TAXES PAYABLE

The taxes payable includes tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of December 31, 2024, and December 31, 2023, taxes payable are $3,774,418 and $3,394,556, respectively. The components of taxes payable are as follows:

	As of December 31, 2024	As of December 31, 2023
Stamps, duties and other taxes	2,369,595	2,131,635
Corporate income tax payable	1,404,823	1,262,921
Total taxes payable	$3,774,418	$3,394,556

NOTE 15 – LONG TERM LIABILITIES

Unicredit Bank Facility

On May 1, 2024, effective May 16, 2024, Meridian Serbia entered into a Facility Agreement dated as of April 30, 2024 (the “Facility Agreement”) with Unicredit Bank Serbia JSC Belgrade (“Unicredit Bank”).  UniCredit Bank agreed to loan Meridian Serbia up to 2,350,000,000 Serbian dinars (approximately $22,400,000), pursuant to the terms of the Facility Agreement (the “Loan”).

A total of $11 million of the proceeds from the Loan was paid to the Meridian Sellers pursuant to the terms of the Meridian Purchase Agreement.

The Loan is secured by a mortgage on substantially all of Meridian Serbian’s real estate; a pledge by Golden Matrix Serbia of all the outstanding capital stock of Meridian Serbia; a pledge by the Company of all of its ownership in Golden Matrix Serbia; and an assignment of Meridian Serbia’s insurance policies.

On May 16, 2024, the Company entered into a Guaranty Agreement in favor of Unicredit Bank to guarantee in full the repayment of the Loan.

The Loan bears interest at the one-month BELIBOR rate, plus 3.15% per annum (currently approximately 8.75%), payable monthly in arrears.

The Loan is repayable in installments, beginning six months after May 16, 2024, and payable in full by the maturity date, May 17, 2027. The first installment was paid on November 16, 2024.

For the twelve months ended December 31, 2024, the Company paid $2,354,195 to Unicredit Bank against the loan, including the principal amount of $696,677, interest accrued of $1,114,524, and a one-time fee of $542,994. As of December 31, 2024, the principal balance of the loan was $20,203,619.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of December 31, 2024, the requirement under the Financial Covenant has been met.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the twelve months ended December 31, 2024, the Company paid $857,375 to Hipotekarna Bank against the loan, including the principal amount of $784,986, and interest accrued of $72,389. As of December 31, 2024, the principal balance of the loan was $1,324,361.

On December 9, 2024, MeridianBet Montenegro entered into a short-term loan, in the amount of EUR 1,000,000 (approximately $1,039,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 12 months ending December 31, 2025. The Bank charges effective interest at the annual rate of 5.79% (nominal interest rate 5.3%).

For the twelve months ended December 31, 2024, there was no payment from the Company to Hipotekarna Bank against the loan. The first installment was due in February 2025. As of December 31, 2024, the principal balance of the loan was $1,038,900.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is the 24 months ending on April 1, 2026, when the entire loan amount becomes due. The effective interest is at the annual rate of 7%. As of December 31, 2024, the principal balance of the loan was $2,065,680.

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

The Company recorded a debt discount of $5,326,632 related to the issuance of the Secured Convertible Note. The total debt discount was comprised of the relative fair value of the Lind Warrant, the $2,000,000 issue discount, the commitment fee, $2,004,455 of advisory fees in connection with the debt issuance to Citigroup Global Markets Limited, and other issuance costs. The relative fair value of the Lind Warrant was $1,007,482 and was calculated using the Black-Scholes option pricing model. During the twelve months ended December 31, 2024, $2,157,607 of the debt discount was amortized to interest expense. As of December 31, 2024, the unamortized debt discount was $3,169,025.

Second Amendment to Senior Secured Convertible Note

On October 30, 2024, the Company and the Investor entered into a Second Amendment to Senior Secured Convertible Promissory Note (the “Amendment”), which amended the Secured Convertible Note. Pursuant to the Amendment, the Company and the Investor agreed (a) that the October 2024 amortization payment due on October 20, 2024 pursuant to the terms of the Secured Convertible Note, would be paid $100,000 in shares of common stock of the Company, as determined pursuant to the terms of the Secured Convertible Note, and $515,000 in cash; and (b) to amend the events of default set forth in the Secured Convertible Note to provide that it will be an event of default if the Company’s market capitalization is below $250 million for ten consecutive days at any time after March 3, 2025 (previously such applicable starting date for that covenant was December 3, 2024).

For the twelve months ended December 31, 2024, the Company paid a total of $2,463,000 to the Investor against the loan through a combination of share issuances and cash payments. As of December 31, 2024, the principal balance of the loan was $9,600,000.

As of December 31, 2024 and December 31, 2023, long term liabilities amount to $31,655,487 and $0, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility, the Igor Salindrija facility and Secured Convertible Note from the Investor.

Maturities of long-term loan as of December 31, 2024 and December 31, 2023, are as follows:

Long term loan	As of December 31, 2024	As of December 31, 2023
Within 1 year	$17,291,241	$-
Within 1-2 Years	14,364,246	-
Present value of loan liability	$31,655,487	$-

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of December 31, 2024, and December 31, 2023, other current liabilities were $1,090,063 and $581,644, respectively. The components of other current liabilities are as follows:

Description	As of December 31, 2024	As of December 31, 2023
Staff costs payable	$577,788	$444,962
Other current payables	148,345	80,238
Rent deposits received	2,233	4,140
Bank overdraft	83,965	52,304
Dividends payable	38,671	-
Customer deposit	239,061	-
Total other current liabilities	$1,090,063	$581,644

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, fees, etc.

Other Non-Current Liabilities

As of December 31, 2024, and December 31, 2023, other non-current liabilities were $6,658,377 and $496,699, respectively. The components of other non-current liabilities are as follows:

	As of December 31, 2024	As of December 31, 2023
Leases payable	$36,348	$3,242
Retirement benefits	14,674	15,206
Deferred tax liabilities	6,607,355	208,779
Other non-current liabilities	-	269,472
Total other non-current liabilities	$6,658,377	$496,699

The increase in deferred tax liabilities resulted from the Meridian Purchase and Classics acquisition, which led to the recognition of intangible assets and corresponding deferred tax liabilities. These deferred tax liabilities will be amortized in line with the amortization of the related intangible assets.

NOTE 17 – RELATED PARTY TRANSACTIONS

All related-party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Aleksandar Milovanović, Zoran Milošević and Snežana Božović

On April 9, 2024, Golden Matrix completed the acquisition of 100% of MeridianBet Group, from the Meridian Sellers, effective for all purposes as of April 1, 2024. The Meridian Purchase is described in greater detail under “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES” and “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”.

Dividends Paid to the Meridian Sellers

For the twelve months ended December 31, 2024, and 2023, dividends paid to the former owners are as follows:

Owners	Dividends Paid Twelve Months Ended December 31, 2024	Dividends Paid Twelve Months Ended December 31, 2023
Aleksandar Milovanović	$468,694	$830,701
Zoran Milošević	165,562	839,553
Snežana Božović	5,450	92,858
Other dividends paid	129,828	35,847
Total dividends paid	$769,534	$1,798,959

Zoran Milošević, Meridian Tech d.o.o.’s Chief Executive Officer

Mr. Zoran Milošević has been serving as the Chief Executive Officer of the MeridianBet Group since 2008. On June 18, 2024, an Employment Agreement was entered into between Meridian Tech d.o.o. (an indirect wholly-owned subsidiary of the Company) (“Meridian Tech”) and Mr. Milošević, the Chief Executive Officer of Meridian Tech, a significant stockholder of the Company and one of the Meridian Sellers (the “Milošević Agreement”).

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

During the twelve months ended December 31, 2024, and 2023, total salary paid to Mr. Milošević was $97,539 and $29,869, respectively. As of December 31, 2024, and December 31, 2023, the Monthly Salary payable to Mr. Milošević was $0 and $0, respectively, and the accrued Quarterly Salary was $158,081 and $0, respectively, which is expected to be settled in stock.

Snežana Božović, Chief Operating Officer of Meridian Serbia and Secretary of the MeridianBet Group

Ms. Snežana Božović has been serving as the Secretary of the MeridianBet Group since 2008 and as the Chief Operating Officer of Meridian Serbia since May 2022. On June 18, 2024, an Employment Agreement was entered into between Meridian Tech and Snežana Božović, an employee of Meridian Tech, and one of the Meridian Sellers (the “Božović Agreement”).

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

During the twelve months ended December 31, 2024, and 2023, total salary paid to Ms. Božović was $97,539 and $24,606, respectively. As of December 31, 2024, and December 31, 2023, the Monthly Salary payable to Ms. Božović was $0 and $0, respectively, and the accrued Quarterly Salary was $53,081 and $0, respectively, which is expected to be settled in stock.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Director

Mr. Anthony Brian Goodman has been serving as the Director and Chief Executive Officer of Golden Matrix (and subsequently the Company) since 2016. Following the Meridian Purchase, he continues to serve as the Director and Chief Executive Officer of the Company.

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

During the twelve months ended December 31, 2024, the total salary paid to Mr. Goodman was $260,040. As of December 31, 2024, the total salary payable to Mr. Goodman was $0, and the superannuation payable was $10,796. There were no fees paid to Mr. Goodman before April 1, 2024.

Weiting ‘Cathy’ Feng the Company’s Chief Financial Officer, Chief Operating Officer and Director

Ms. Weiting ‘Cathy’ Feng has been serving as the Director and executive officer of Golden Matrix (and subsequently the Company) since 2016. Following the Meridian Purchase, she continues to serve as the Director and Chief Operating Officer of the Company, and since September 2024, as Chief Financial Officer.

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

On January 25, 2025, Ms. Feng tendered her resignation to the Company as a member of the Board (the “Resignation Letter”), to be effective upon the earlier of (a) 8:00 a.m. Pacific Standard Time on the date that is six months from the date of the Resignation Letter (July 25, 2025); and (b) the date and time that Board of Directors of the Company appoints a Chief Financial Officer. Ms. Feng will remain the Chief Operating Officer of the Company following her resignation as a member of the Board.

During the twelve months ended December 31, 2024, total salary paid to Ms. Feng was $150,200. As of December 31, 2024, total salary payable to Ms. Feng was $0, and the superannuation payable was $5,889. There were no fees paid to Ms. Feng before April 1, 2024.

Thomas E. McChesney, a member of the Board of Directors of the Company

Mr. Thomas E. McChesney has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the Meridian Purchase, he continues to serve as a Director of the Company.

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

During the twelve months ended December 31, 2024, total consulting fees paid to Mr. McChesney were $62,500. As of December 31, 2024, the amount payable to Mr. McChesney was $0. There were no fees paid to Mr. McChesney before April 1, 2024.

Murray G. Smith, a member of the Board of Directors of the Company

Mr. Murray G. Smith has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the Meridian Purchase, he continues to serve as a Director of the Company.

As of April 1, 2024, Mr. Smith held 100,000 vested options and 50,000 outstanding RSUs, which were subject to vesting based on Mr. Smith’s continued service through the applicable vesting date and the Company meeting certain performance conditions.

Effective June 1, 2024, the monthly compensation for Mr. Smith’s service on the Board increased from $5,000 per month to $7,500 per month.

During the twelve months ended December 31, 2024, total consulting fees paid to Mr. Smith were $62,500. As of December 31, 2024, the amount payable to Mr. Smith was $0. There were no fees paid to Mr. Smith before April 1, 2024.

Philip D. Moyes, a former member of the Board of Directors of the Company

Mr. Philip D. Moyes served as a Director of Golden Matrix (before the Meridian Purchase). On April 5, 2024, and effective at the closing of Meridian Purchase, Mr. Moyes resigned as a member of the Board of Directors of the Company, which resignation was a required condition to the closing of the transactions contemplated by the Meridian Purchase Agreement. The Board of Directors also agreed to accelerate the vesting of the Restricted Stock Units held by Mr. Moyes (50,000 RSUs, which have been settled by the issuance of the same number of shares of common stock), as of the closing date of the Meridian Purchase Agreement.

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

During the twelve months ended December 31, 2024, total consulting fees to Mr. Scott were $61,136. As of December 31, 2024, the amount payable to Mr. Scott was $0. There were no fees paid to Mr. Scott before April 1, 2024.

Brett Goodman, Vice President of Business Development and son of the Company’s Chief Executive Officer

Mr. Brett Goodman, son of the Company’s Chief Executive Officer, has been serving as the VP of Business Development at Golden Matrix (and subsequently the Company) since 2022. Following the Meridian Purchase, he continues to hold the same position in the Company.

As of April 1, 2024, Mr. Brett Goodman held 50,000 outstanding vested options and 34,500 outstanding RSUs, which are subject to vesting based on Mr. Brett Goodman’s continued service through the applicable vesting dates.

Effective August 1, 2024, the Board approved an increase in Mr. Brett Goodman’s annual base salary to $108,000, in addition to Superannuation contributions as required by the Australian Government's Superannuation Guarantee (Administration) Act 1992, currently set at 11.5%. Additionally, the Board has authorized a grant of 10,000 Restricted Stock Units (RSUs) to Mr. Goodman in recognition of future services. The RSUs vest in two installments: 5,000 RSUs after six months and the remaining 5,000 RSUs after twelve months.

During the twelve months ended December 31, 2024, total salary paid to Mr. Brett Goodman was $73,000. As of December 31, 2024, total salary payable to Mr. Goodman was $0, and the superannuation payable was $2,970. There were no fees paid to Mr. Brett Goodman before April 1, 2024.

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s Chief Executive Officer

On April 1, 2024, following the Meridian Purchase, the Company assumed the License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay Golden Matrix a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the twelve months ended December 31, 2024, revenues from Articulate were $137,286. As of December 31, 2024, the amount receivable from Articulate was $313,509. There were no revenues received from Articulate before April 1, 2024.

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

During the twelve months ended December 31, 2024, total consulting fees (including the severance fees) paid to Mr. Jimenez were $176,025. As of December 31, 2024, the amount payable to Mr. Jimenez was $0. There were no fees paid to Mr. Jimenez before April 1, 2024.

Elray Resources Inc., Mr. Goodman, the Company’s CEO, serves as CEO & Director of Elray, and Ms. Feng, the Company’s CFO and COO, serves as Treasurer and Director of Elray.

On April 1, 2024, the Company assumed the Software License Agreement with Elray Resources, Inc. (“Elray”), in which the Company granted Elray a license for the use and further distribution of certain of Golden Matrix’s online games. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

During the twelve months ended December 31, 2024, revenues from Elray were $36,205. As of December 31, 2024, the amount receivable from Elray was $35,911. There were no revenues received from Elray before April 1, 2024.

Top Level doo Serbia, MG Canary, and Ino Network

The accounts receivable-related party from Top Level doo Serbia, MG Canary, and Ino Network, amounts to $317,125 and $399,580 as of December 31, 2024, and December 31, 2023, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $288,157 and $340,049, separately.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

NOTE 18 - EQUITY

The historical shareholders’ equity of MeridianBet Group (the accounting acquirer /legal acquiree) prior to the reverse merger (the Meridian Purchase) has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the former owners of MeridianBet Group as required under ASC 805.

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

As of December 31, 2024, and December 31, 2023, 1,000 and 0 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of December 31, 2024, and December 31, 2023, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively. As a result of the recapitalization, the 1,000 shares of Series C Preferred Stock outstanding as of December 31, 2023 represent the shares received by the former owners of MeridianBet Group to complete the Meridian Purchase on April 9, 2024, which were designated on April 4, 2024.

As of December 31, 2024, and December 31, 2023, 19,998,000 and 19,999,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of December 31, 2024, 300,000,000 shares of common stock, par value $0.00001 per share, were authorized, and as of December 31, 2023, 250,000,000 shares of common stock, par value $0.00001 per share, were authorized of which 129,242,993 and 83,475,190 shares were issued and outstanding, respectively. As a result of the recapitalization, the 83,475,190 shares outstanding as of December 31, 2023 represent the shares received by the former owners of MeridianBet Group to complete the Meridian Purchase.

Common Stock Transactions

During the twelve months ended December 31, 2024, 160,000 unregistered shares of restricted common stock, with a value of $858,600, were issued for services. There were no shares issued for services before April 1, 2024.

On September 4, 2024, the Company issued 1,000,000 shares upon converting $2,000,000 of the Deferred Cash Convertible Promissory Note (discussed below under “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”), into common stock.

On October 1, 2024, the Company issued 1,054,348 shares upon converting $2,125,000 of the Contingent Post-Closing Cash Consideration (discussed below under “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”) into common stock.

On October 14, 2024, the Company determined that the Contingent Post-Closing Conditions (discussed below under “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”) were met and issued the 5,000,000 Contingent Shares (discussed below under “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”) to the former owners of MeridianBet Group.

On October 31, 2024, the Company issued 50,226 shares upon converting $100,000 of the Secured Convertible Note into common stock.

On November 26, 2024, the Company issued 101,522 shares upon converting $200,000 of the Secured Convertible Note into common stock.

The Company has a stock payable obligation of $120,000 (20,000 shares of common stock) owed to a consultant for services rendered in December 2024. Additionally, the Company owes quarterly salaries of $211,162 to Zoran Milošević and Snežana Božović which are expected to be settled in shares, as further detailed in “NOTE 17 - RELATED PARTY TRANSACTIONS”.

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

During the twelve months ended December 31, 2024, the Company purchased the following shares of common stock in open market purchases:

Period	Shares	Price per Share	Total Amount
September 1 - September 30, 2024	700	$2.3869	$1,671
December 1 – December 31, 2024	59,796	$2.0307	$121,430
Total	60,496	$2.0349	$123,100

The shares purchased are held in treasury until the transfer agent actually accepts the repurchased shares for cancellation and updates the record to cancel the shares, and the treasury stock is carried at cost. On October 8, 2024, the 700 treasury shares were cancelled by the transfer agent and the number of outstanding shares was reduced by the same amount. The shares purchased in December 2024 are held in treasury. There are no commitments to purchase additional shares of common stock.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the Meridian Purchase. No options or warrants were outstanding prior to April 1, 2024.

As of April 1, 2024, Golden Matrix had 660,000 options outstanding. The following table represents the stock option activity for the twelve months ended December 31, 2024:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of April 1, 2024	660,000	$3.03
Options expired	(150,000)	$5.82
Options exercised	(20,000)	$1.74
Options Outstanding as of December 31, 2024	490,000	$2.23
Options Exercisable as of December 31, 2024	490,000	$2.23

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

The total compensation cost related to stock options granted including the option extension as discussed above was $98,582 for the twelve months ended December 31, 2024. There was no compensation cost related to stock options before April 1, 2024.

2022 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2022 Equity Incentive Plan (the “2022 Plan”) following the Meridian Purchase. The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant.

As of April 1, 2024, Golden Matrix had 1,408,900 Restricted Stock Units (“RSUs”) outstanding. The following table represents the RSUs activity for the twelve months ended December 31, 2024:

RSUs	Number Outstanding
RSUs Outstanding as of April 1, 2024	1,408,900
RSUs granted	1,473,000
RSUs forfeited	(214,600)
RSUs vested	(829,730)
RSUs Outstanding as of December 31, 2024	1,837,570

On May 9, 2024, the Company granted 500,000 RSUs to Zoran Milošević, Snežana Božović, and William Scott as discussed above under “NOTE 17 – RELATED PARTY TRANSACTIONS”.

The following table represents the outstanding RSUs granted to Directors and related parties that are subject to performance metrics (“Performance RSUs”).

Recipient	Position with Company	Number of Outstanding RSUs
William Scott	Chairman of the Board of Directors	50,000
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, and Director	250,000
Zoran Milošević	Chief Executive Officer of MeridianBet Group	250,000
Weiting ‘Cathy’ Feng	Chief Financial Officer (Principal Financial Officer), Chief Operating Officer and Director	125,000
Snežana Božović	Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet Group	125,000
Murray G. Smith	Independent Director	50,000
Thomas E. McChesney	Independent Director	50,000

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

 2023 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2023 Equity Incentive Plan (the “2023 Plan”) following the Meridian Purchase. The 2023 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) five million (5,000,000) shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) five million (5,000,000) shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 50,000,000 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 50,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options.

The following table represents the RSUs activity for the twelve months ended December 31, 2024:

RSUs	Number Outstanding
RSUs Outstanding as of April 1, 2024	-
RSUs granted	10,000
RSUs forfeited	-
RSUs vested	-
RSUs Outstanding as of December 31, 2024	10,000

The total compensation cost related to RSUs was $3,484,770 for the twelve months ended December 31, 2024. There was no compensation cost related to RSUs before April 1, 2024.

NOTE 19 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company operates its business through three operating segments – MeridianBet Group, GMAG, RKings & CFAC (discussed in greater detail below), which are based on its business activities and organization. The reportable segments are segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources as well as in assessing performance.

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Chief Executive Officer and MeridianBet Group’s Chief Executive Officer. The Company’s chief operating decision makers and management utilize revenues and operating income as the primary profit measures for its reportable segments.

The Company’s three reportable segments are as follows:

•	MeridianBet Group – This segment includes revenues from retail sports betting, retail casinos, online sports betting, online casinos, and bars operated by MeridianBet Group companies across Serbia, Bosnia, Montenegro, Africa, Central and South America, and other European regions.
•	GMAG – This segment generates revenue through the Company’s intellectual property and the resale of third-party gaming content, primarily serving customers in the Asia-Pacific region.
•	RKings & CFAC – This segment includes revenues from pay-to-enter prize competitions and trade promotions, conducted through RKings in the UK and Classics in Australia.

In addition to these reportable segments, the Company has certain corporate costs that are not directly attributable to its brands and, therefore, are not allocated to its segments. Such costs primarily include certain share-based compensation, and holding company expenses including administrative, legal fees, audit fees, and filing fees. In addition, certain other costs are not allocated to segments, including impairment costs, and restructuring costs which include charges or expenses attributable to acquisition-related costs. The segment structure is consistent with how the Company’s CODM plans and allocates resources, manages the business and assesses performance. All intercompany revenues are eliminated in consolidation and are not reviewed when evaluating segment performance.

The following table presents the key performance information of the Company’s reportable segments:

	For the twelve months ended
	December 31, 2024
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	106,230,422	12,483,392	32,401,718	151,115,532
Cost of revenue	(29,141,666)	(8,962,001)	(24,439,740)	(62,543,407)
Segment gross profit	77,088,756	3,521,391	7,961,978	88,572,125

Less:
Selling, general and administrative expenses	14,886,265	959,052	1,257,490	17,102,807
Salaries and wages	18,723,800	990,474	662,151	20,376,425
Professional fees	1,842,678	175,686	35,108	2,053,472
Marketing expenses	14,836,852	1,016,981	2,821,452	18,675,285
Rents and utilities	6,661,375	95,304	88,909	6,845,588
Bad debt expense	558,147	800,000	-	1,358,147
Segment income/(loss) from operations	19,579,639	(516,106)	3,096,868	22,160,401

Less:
Holding company expenses				1,814,552
Restructuring costs				2,184,397
Stock-based compensation expenses				4,627,557
Depreciation expenses				4,416,495
Amortization expenses				6,373,696
Total income (loss) from operations				2,743,704

Total revenues by geographic region are as follows:

	For the twelve months ended
	December 31, 2024	December 31, 2023
UK	27,788,261	-
Europe (UK-Excl.)	89,556,566	77,246,089
Central and South America	5,329,576	4,011,852
Asia Pacific (Australia Excl.)	11,230,611	-
Australia	4,613,457	-
Africa	12,597,061	11,735,580
Total	151,115,532	92,993,521

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – INCOME TAXES

Income Tax Rates by Country of Operations

Country of Operations	2024 Income Tax Rate
United States of America	21%
Australia	30%
United Kingdom	25%
Mexico	30%
Isle of Man	0%
Serbia	15%
Montenegro	9-15%
Bosnia and Herzegovina	10%
South Africa	27%
Malta	35%
Cyprus	12.5%
Belgium	25%
Curacao	22%
Peru	29.5%

Provision for Income Taxes

The components of the provision for income taxes were as follows:

	2024	2023
Current Taxes
U.S. Federal	148,300	-
Foreign	3,196,802	1,476,597
Current Taxes	3,345,102	1,476,597

Deferred Taxes
U.S. Federal	197,295	-
Foreign	(924,030)	94,119
Deferred Taxes	(726,735)	94,119

Provision for income taxes	2,618,367	1,570,716

U.S. and foreign components of income before taxes were as follows:	2024	2023
United States	(9,022,353)	-
Foreign	11,030,871	15,465,602
Income before income taxes	1,208,518	15,465,602

Income Tax Expense

The difference between the actual tax provision and the tax provision computed by applying the statutory federal income tax rate of 21% to income before income taxes was attributable to the following:

	2024	2023
Income tax expense at federal statutory rate	253,789	3,247,776
Stock-based Compensation	971,787	-
Transaction Costs	202,069	-
GILTI Inclusion	1,234,434	-
Representation Expenses	23,302	-
Impairment of Assets	6,750	-
Effects of Transfer Pricing	64,601	20,281
Other Permanent Items	4,646	5,562
Tax Credits	(1,488,973)	(1,464,750)
Foreign Rate Differential	(948,027)	(649,107)
Other Taxes	825,519	410,955
Tax Contingency	1,468,472	-
Income Tax Expense	2,618,369	1,570,717

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following:

	2024	2023
Deferred Tax Assets:
Net operating loss	277,950	-
Employee Benefits	2,341	-
Other	106,619	-
Gross Deferred Tax Assets	386,910	-
Valuation Allowance	-	-
Total Deferred Tax Assets	386,910	-

Deferred Tax Liabilities
Depreciation and Amortization	6,980,141	208,779
Other	14,124	-
Total Deferred Tax Liabilities	6,994,265	208,779

Net deferred tax liability	(6,607,355)	(208,779)

The Company has gross foreign net operating loss carryforwards of $926,500 as of December 31, 2024.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024, there is no valuation allowance recorded. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2024	2023
Beginning of Period	-	-
Prior year tax positions increases	1,468,472	-
Current year tax positions increases	-	-
End of Period	1,468,472	-

Gross unrecognized tax benefits related to uncertain tax positions as of December 31, 2024 and 2023, were $1.5 million and zero, respectively. If recognized, the resulting tax benefit would affect our effective tax rate for the year 2023 by $1.5 million. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense. See legal matters for additional details.

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in four related court actions, two of which (one from each side) seek the liquidation of that company. The proceedings are pending in the District Court of Limassol, cases General Application No. 378/2016; General Application No. 542/2020; Case No. 1080/2017; and Case No. 418/2017. The actions were initiated between September and February 2020. Given the parties’ petitions for relief, the ultimate liquidation of that entity is likely, though it is also possible the Court will engineer one set of parties buyout of the other. In the third action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the fourth, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company Parties’ acquisition of its majority interest in Fair Champions. The MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor and as such, a reserve has not been accrued.

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, for the twelve months ended December 31, 2024, the Company had accrued a tax expense of $1,468,472 as an accrued liability for the said dispute.

The Company is in a dispute with Mr. Paul Hardman (one of the former owners of RKings) with regards to a certain consideration totaling approximately $626,450 (GBP 500,000) that he has alleged is still owed to him pursuant to the RKings Purchase Agreement, and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of December 31, 2024. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the RKings Purchase Agreement against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

The Company is involved in various labor and tax-related disputes in the ordinary course of business. These matters include, but are not limited to, employee claims, wage and hour disputes, and tax assessments by regulatory authorities. The majority of disputes relate to labor disputes with former employees of the Meridian Group, which represents more than 90% of all disputes. While the outcomes of such matters are inherently uncertain, based on current information and management’s assessment, none of these disputes are expected to have a material impact on the Company’s financial position, results of operations, or cash flows. The Company continues to monitor these matters and will update its disclosures as necessary should any material developments arise.

NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT

On January 12, 2023, Golden Matrix entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with the Meridian Sellers, the owners of MeridianBet Group.

On June 28, 2023, Golden Matrix entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, with the Meridian Sellers on June 28, 2023 (the “A&R Purchase Agreement”).

On April 9, 2024, the Meridian Purchase was completed, and Golden Matrix acquired 100% of MeridianBet Group, effective for all purposes as of April 1, 2024. In connection with the Meridian Purchase, on April 9, 2024, Golden Matrix (A) issued 82,141,857 restricted shares of Golden Matrix’s common stock to the Meridian Sellers and 1,000 shares of Golden Matrix’s Series C Preferred Stock; (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes, payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

Pursuant to the terms of the Meridian Purchase Agreement, Golden Matrix was also required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the Meridian Purchase, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 and (ii) 5,000,000 restricted shares of common stock (the “Contingent Shares” and collectively, the “Contingent Post-Closing Consideration”) which was due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Conditions (defined below) have been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date and the “Contingent Post-Closing Conditions” are as follows: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Meridian Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter; and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date and $10,000,000 is due 18 months after the closing date (“Non-Contingent Post-Closing Cash Consideration”).

The Company has paid $25,977,949 in cash and converted $6,000,000 in shares toward the cash consideration payable to the former owners of MeridianBet Group. As of December 31, 2024, the remaining outstanding consideration payable was $38,022,051, which was not in default.

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital and Related Transactions

On June 17, 2024, and effective on April 9, 2024, the Company and the Meridian Sellers entered into a Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fourth Amendment”), which amended the Meridian Purchase Agreement to (a) clarify the previous payment of $11 million of the Deferred Cash Consideration to the Meridian Sellers on or around May 17th or May 20, 2024; (b) provide that $4 million of the Deferred Cash Consideration would be satisfied by the issuance of shares of common stock of the Company pursuant to the June 2024 Debt Conversion Agreement, discussed below; (c) provide that $3 million of the Deferred Cash Consideration would be satisfied by the entry into the Deferred Cash Convertible Promissory Note, discussed below; and (d) waive all interest which accrued on the $18 million of deferred cash consideration pursuant to the terms of the Meridian Purchase Agreement.

June 2024 Debt Conversion Agreement

Also on June 17, 2024, the Company entered into a Debt Conversion Agreement (the “June 2024 Debt Conversion Agreement”) with Aleksandar Milovanović (“Milovanović”), one of the Meridian Sellers, and the then 58.5% stockholder of the Company. Pursuant to the June 2024 Debt Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $4,000,000 of the Deferred Cash Consideration into an aggregate of 1,333,333 shares of restricted common stock of the Company, based on a conversion price of $3.00 per share (the “Debt Conversion Shares”).

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Milovanović agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of $4 million of the Deferred Cash Consideration including all accrued and unpaid interest thereon.

Deferred Cash Convertible Promissory Note

Also on June 17, 2024, the Company entered into a Deferred Cash Convertible Promissory Note with Milovanović (the “Deferred Cash Convertible Promissory Note”) which had a principal balance of $3 million and does not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the Deferred Cash Convertible Promissory Note is due and payable on December 17, 2025, unless earlier paid. Milovanović has the right, from time to time, to declare the principal amount of the Deferred Cash Convertible Promissory Note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

The Deferred Cash Convertible Promissory Note is convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, with written notice to the Company, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

On July 1, 2024 and July 31, 2024, a total of $97,419 and $96,910 of the Deferred Cash Convertible Promissory Note was repaid by the Company. On September 4, 2024, a total of $2,000,000 owed under the Deferred Cash Convertible Promissory Note was converted into 1,000,000 shares of common stock of the Company pursuant to the terms of the Deferred Cash Convertible Promissory Note. On September 23, 2024, a total of $100,504 of the Deferred Cash Convertible Promissory Note was repaid. No gains or losses were recorded on conversion. As of December 31, 2024, a total of $705,167 remained outstanding under the Deferred Cash Convertible Promissory Note.

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

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As part of the consideration for the Meridian Purchase, we agreed to pay the Meridian Sellers (i) $5,000,000 (the “Contingent Cash Consideration”) and (ii) 5,000,000 restricted shares of common stock (the “Contingent Shares”) which were due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company determined that each of the Post-Closing Conditions (defined below) were met. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date of the Meridian Purchase Agreement (April 9, 2024) and the “Contingent Post-Closing Conditions” are as follows: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Meridian Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter.

On October 1, 2024, and effective on October 1, 2024, we and the Meridian Sellers entered into a Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fifth Amendment”), which amended the Meridian Purchase Agreement to (a) provide that the Company had the option, in its sole discretion, to accelerate the issuance of the Contingent Shares; and (b) to satisfy the payment of the Contingent Cash Consideration owed to the Meridian Sellers as follows: (A) Milovanović – a total of $2,000,000 of the Contingent Cash Consideration due to Milovanović was agreed to be satisfied in shares of Company common stock, pursuant to the terms of the October 2024 Debt Conversion Agreement, defined below, and the remaining $2,625,000 of Contingent Cash Consideration due to Milovanović, was agreed to be deferred until at least November 9, 2024, and shall thereafter be payable upon written demand by Milovanović to the Company, within two (2) business days; (B) Milošević – a total of $100,000 of the Contingent Cash Consideration due to Milošević was agreed to be satisfied in shares of Company common stock pursuant to the terms of the October 2024 Debt Conversion Agreement, and the Company agreed to pay the remaining $150,000 of Contingent Cash Consideration due to Milošević, at the rate of $50,000 per month, on each of October 1, 2024, November 1, 2024 and December 1, 2024; and (C) Božović – a total of $25,000 of the Contingent Cash Consideration due to Božović was agreed to be satisfied in shares of Company common stock, pursuant to the terms of the October 2024 Debt Conversion Agreement, and the Company agreed to pay the remaining $100,000 of Contingent Cash Consideration due to Božović, at the rate of $50,000 per month, on each of October 1, 2024 and November 1, 2024. The remaining $2,875,000 of Contingent Cash Consideration due to the Meridian Sellers as discussed above after the consummation of the transactions contemplated by the October 2024 Debt Conversion Agreement is defined herein as the “Contingent Cash Payable”. No gains or losses were recorded due to the amendment.

October 2024 Debt Conversion Agreement

Also on October 1, 2024, the Company entered into a Debt Conversion Agreement (the “October 2024 Debt Conversion Agreement”) with each of the Meridian Sellers. Pursuant to the October 2024 Debt Conversion Agreement, the Company and (a) Milovanović agreed to convert an aggregate of $2,000,000 of the Contingent Cash Consideration payable to Milovanović into 1,000,000 shares of common stock of the Company, based on a conversion price of $2.00 per share; (b) Milošević agreed to convert an aggregate of $100,000 of the Contingent Cash Consideration payable to Milošević into 43,478 shares of common stock of the Company, based on a conversion price of $2.30 per share, the closing sales price of the Company’s common stock on October 1, 2024, the date the October 2024 Debt Conversion Agreement became binding on all parties, since the agreement became binding after 4:00 p.m. Eastern Time on such day, which closing sales price was equal to the closing consolidated bid price on such trading day (the “Related Party Conversion Price”); and (c) Božović agreed to convert an aggregate of $25,000 of the Contingent Cash Consideration payable to Božović into 10,870 shares of common stock of the Company, based on a conversion price equal to the Related Party Conversion Price.

Pursuant to the October 2024 Debt Conversion Agreement, which included customary representations and warranties of the parties, the Meridian Sellers agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the portions of the Contingent Cash Consideration payable to such persons.

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the Meridian Purchase Agreement, and pursuant to the power provided to Golden Matrix by the Articles of Incorporation of Golden Matrix, as amended, Golden Matrix’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock. The 1,000 shares of Series C Preferred Stock were issued to the Meridian Sellers at the closing of the transactions contemplated by the Meridian Purchase Agreement.

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

See also the following table summarizing the above director appointment rights provided to the holders of the Series C Preferred Stock:

Percent Beneficial Ownership of Common Stock held by the Meridian Sellers	Total Directors on the Board of Directors	Total Directors the Holders of the Series C Preferred Stock Can Appoint
Greater than 40%	Five	Two
	Less than five	One
40% or less, but at least 10%	Any number	One
Less than 10%	Any number	None (because under that threshold, the Series C Preferred Stock automatically converts into common stock, meaning the Director-appointment right terminates)

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

Redemption Rights. None.

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement, the Company entered into a Nominating and Voting Agreement (the “Voting Agreement”) between the Company, Anthony Brian Goodman, the Company’s Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Meridian Sellers.

Pursuant to the Voting Agreement, the Meridian Sellers and Mr. Goodman agreed for two years following the closing of the Meridian Purchase Agreement (i.e., until April 9, 2026) to:

(1)

vote their voting shares of the Company “For” appointment of those director nominees, nominated to the Board of Directors from time to time by the independent Nominating and Corporate Governance Committee of the Board of Directors of the Company (the “Committee”) which Committee is required to be composed of two members (one appointed by the members of the Board of Directors not appointed by the Meridian Sellers and one appointed by the member(s) of the Board of Directors appointed by the Meridian Sellers); and

(2)

not vote their shares to remove any directors nominated by the Committee, subject to certain rights to withhold votes for certain persons disqualified from serving as a member of the Board of Directors as described in the Voting Agreement.

If the Committee becomes deadlocked on a nominee, then the independent Director(s) on the Board have the right to vote, and to collectively break the voting tie (voting by majority, provided that the Board of Directors currently consists of only one other independent member, other than those two independent members on the Committee).

The Voting Agreement also includes restrictions on the ability of the Meridian Sellers to transfer shares of the Company which they hold, unless such transferees enter into a joinder to the Voting Agreement and includes a provision allowing any member of the Board nominated by the Meridian Sellers to share confidential information with the Meridian Sellers, but otherwise prohibiting them from sharing such confidential information with any other person.

Pursuant to the Voting Agreement, the Meridian Sellers agreed to not request, encourage, or support any independent directors nominated to the Board of Directors by the Meridian Sellers pursuant to the appointment right set forth in the designation of the Company’s Series C Preferred Stock (the “Series C Appointment Right”), to remove Mr. Goodman as Chief Executive Officer of the Company (or reduce his ultimate authority to manage the Company, subject to the terms of the Management Agreement, discussed below) for a period of two years following the closing of the Meridian Purchase Agreement, except as to a removal for cause (as defined in the Voting Agreement), or to the extent that failure to vote to remove Mr. Goodman would violate their fiduciary duties to the Company or its shareholders.

Day-to-Day Management Agreement

Also on April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement, Golden Matrix and Zoran Milošević (one of the Meridian Sellers) entered into a Day-to-Day Management Agreement (“Management Agreement”), which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer of MeridianBet Group), while the Voting Agreement is in place. The purpose of the agreement is to ensure the continued running of the MeridianBet Group in the ordinary course, for a finite period of time, by one or more individuals who (i) have grown such entities to their current, profitable levels, earning them an important level of corporate and business knowledge; and (ii) have the native-language abilities to easily communicate with mid-level and low-level employees, among other material advantages. The violation of that materiality-based restriction would also raise an option for the Meridian Sellers to suspend or terminate (at their discretion) the Voting Agreement. The Management Agreement does not, other than in connection with the day-to-day operations of MeridianBet Group, restrict the Board of Directors or management’s ability to manage MeridianBet Group or the Company as a whole.

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

If Mr. Milošević were to pass away, become materially disabled, or cease to be our or a MeridianBet Group employee during the term of the Management Agreement, then the Management Agreement would not terminate, and instead the other Meridian Sellers would have the right to substitute another person in Mr. Milošević’s role.

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

Reverse Merger

Immediately following the Meridian Purchase, the Meridian Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock (with Milovanović owning 58.8%), and 67.0% of the Company’s outstanding voting shares (with Milovanović owning 57.0%). As a result of the Meridian Purchase, the Meridian Sellers became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company pursuant to the Series C Preferred Stock (as discussed in greater detail above under “Series C Preferred Stock”).

The Meridian Purchase has been accounted for as a business combination for accounting purposes, with MeridianBet Group being deemed the accounting acquirer and Golden Matrix being deemed the accounting acquiree. Therefore, the historical basis of MeridianBet Group’s assets and liabilities have not been remeasured as a result of the acquisition. As described more fully in “NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES” and above, the assets and liabilities of Golden Matrix have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

The consolidated financial information has been prepared using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), which requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The acquisition method of accounting uses the fair value concepts defined in ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The preliminary fair value of purchase consideration for the acquisition has been allocated to the assets acquired and liabilities assumed based on a preliminary valuation of their respective fair values and may change when the final valuation of the assets acquired and liabilities assumed is determined.

The following is an estimate of the allocation of the purchase price to acquired identifiable assets and assumed liabilities:

Purchase Price Allocation	Amounts
Cash and cash equivalents	$17,355,360
Account receivable, net	4,321,191
Inventory, prizes	2,408,020
Property, plant & equipment	37,518
Other assets	540,764
liabilities	(11,290,438)
Net tangible assets	13,372,415
Goodwill	64,360,526
Intangible assets	30,210,000
Fair value of total estimated purchase consideration transferred	$107,942,941

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

Golden Matrix’s results of operations have been included in our consolidated financial statements beginning on April 1, 2024. During the twelve months ended December 31, 2024, Golden Matrix contributed revenues of $44,885,110 and a net loss of $7,371,118 to the Company.

During the twelve months ended December 31, 2024, MeridianBet Group contributed revenues of $106,230,422 and net income of $9,660,474 to the Company.

NOTE 23 – SUBSEQUENT EVENTS

Restricted Stock Unit Grants

On January 12, 2025, the Board of Directors of the Company with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved:

(a) the grant of 300,000 RSUs and a $300,000 contingent cash bonus, payable to Anthony Brian Goodman, who serves as Chief Executive Officer, President, Secretary and as a member of the Board of Directors of the Company;

(b) the grant of 300,000 RSUs and a $300,000 contingent cash bonus, payable to Zoran Milošević, who serves as Chief Executive Officer of MeridianBet Group;

(c) the grant of 75,000 RSUs and a $75,000 contingent cash bonus, payable to Weiting ‘Cathy’ Feng, the Chief Operating Officer, Chief Financial Officer, and member of the Board of Directors of the Company; and

(d) the grant of 75,000 RSUs and a $75,000 contingent cash bonus, payable to Snežana Božović, the Corporate Secretary of MeridianBet Group.

The Board of Directors, with the recommendation of the Compensation Committee, also approved the grant of 30,000 RSUs and a $30,000 contingent cash bonus, payable to each of the three independent members of the Board of Directors.

The RSUs and contingent cash bonuses were granted in consideration for services to be rendered to the Company by the recipients above through the end of 2025.

The RSUs and contingent cash bonuses will vest to the recipients to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company, and that such persons remain as officers or directors of the Company through the applicable vesting dates, subject to certain customary accelerated vesting terms:

	Revenue Targets			AEBITDA Targets
Performance Period	Target Goal	RSUs Vested	Cash Bonus Payable	Target Goal	RSUs Vested	Cash Bonus Payable
Year ended December 31, 2025	2024 Revenue * 1.1	*	**	2024 AEBITDA * 1.1	*	**
Year ended December 31, 2025	2024 Revenue * 1.2	*	**	2024 AEBITDA * 1.2	*	**

* 25% of the total RSUs granted to each recipient.

** 25% of the total contingent cash bonus granted to each recipient.

For the purposes of the table above: (a) “AEBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation and restructuring costs of the Company; (b) “Revenue” means annual revenue of the Company; (c) “2024 Revenue” means actual Revenue achieved during the 12 month period from January 1, 2024 to December 31, 2024, as set forth in the Company’s audited year-end financial statements; and (d) “2024 AEBITDA” means actual AEBITDA achieved during the 12 month period from January 1, 2024 to December 31, 2024, as set forth in the Company’s audited year-end financial statements (collectively, the “Target Definitions”). Both Revenue and AEBITDA, and the determination of whether or not the applicable Revenue and AEBITDA targets above have been met will be determined based on the audited financial statements of the Company filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, and shall be determined on the date such Annual Report on Form 10-K is filed publicly with the Securities and Exchange Commission.

Amended and Restated Nominating and Voting Agreement

On January 29, 2025, we, Mr. Goodman and Luxor, and each of the Meridian Sellers entered into an Amended and Restated Nominating and Voting Agreement (the “A&R Voting Agreement”), as discussed above under “Item 1. Business— Organizational History”.

Resignation of Director

On January 25, 2025, Weiting (Cathy) Feng, a member of the Board and the Chief Financial Officer and Chief Operating Officer of the Company, tendered her resignation to the Company as a member of the Board (the “Resignation Letter”), to be effective upon the earlier of (a) 8:00 a.m. Pacific Standard Time on the date that is six months from the date of the Resignation Letter (July 25, 2025); and (b) the date and time that Board of Directors of the Company appoints a Chief Financial Officer. Ms. Feng will remain the Chief Operating Officer of the Company following her resignation as a member of the Board.

On March 5, 2025, the Board of Directors appointed Rich Christensen, to serve as the Chief Financial Officer of the Company, effective the day after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Appointment of Director

Effective on January 29, 2025, immediately following the amendment to the Bylaws, and at the request of the holders of the Company’s Series C Preferred Stock shares (i.e., the Meridian Sellers), and as one of the two Series C Preferred Stock designees allowed pursuant to terms of the Company’s Series C Preferred Stock (with Mr. William Scott being the other), the Board of Directors increased the number of members of the Board of Directors from five (5) to six (6) and appointed Snežana Božović, one of the Meridian Sellers, and the Chief Operating Officer of Meridian Serbia and Secretary of Meridian Bet Group, as a member of the Board of Directors of the Company.

February 2025 Debt Conversion Agreement

As of February 23, 2025, a total of $1,165,358 of the Contingent Cash Consideration remained due to Milovanović (the “Remaining Contingent Cash”).

On February 23, 2025, the Company and Milovanović entered into a Debt Conversion Agreement dated February 18, 2025 (the “February 2025 Debt Conversion Agreement”), pursuant to which the Company and Milovanović agreed to convert the Remaining Contingent Cash into 647,422 shares of common stock of the Company, based on a conversion price of $1.80 per share.

Pursuant to the February 2025 Debt Conversion Agreement, which included customary representations and warranties of the parties, Milovanović agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the Remaining Contingent Cash.

Indemnification Agreements

On or around February 24, 2025, the Company entered into indemnification agreements (the “Indemnification Agreements”), with each director serving on the Company’s board of directors, and each current executive officer of the Company (each, an “Indemnitee”). Each Indemnification Agreement provides that the Company shall indemnify each Indemnitee, to the fullest extent permitted by law, if the Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, any threatened, pending or completed action, suit, claim, counterclaim, cross claim, arbitration, mediation, alternate dispute resolution mechanism, investigation, inquiry, administrative hearing or any other actual, threatened or completed proceeding, whether brought by or in the right of the Company or otherwise and whether civil, criminal, administrative, legislative or investigative (formal or informal) (each a “Claim”) by reason of (or arising in part out of) any event or occurrence related to the fact that Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company or is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (an “Indemnifiable Event”) against any and all expenses (including reasonable attorneys’ fees and all other costs, expenses and obligations incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such Claim, judgments, fines, penalties and amounts paid in settlement of such Claim (collectively, “Expenses”), subject to certain requirements and determinations relating to an Indemnitee’s right to receive indemnification and advancement of Expenses as described in the Indemnification Agreement.

Share Issuance

On January 1, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in December 2024.

On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited.

On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C., as discussed above.

On January 13, 2025, Aleksandar Milovanović (“Milovanović”), one of the Meridian Sellers agreed to convert $501,591 of the Deferred Cash Convertible Promissory Note into 250,796 shares of common stock of the Company at a conversion price of $2.00 per share. The Deferred Cash Convertible Promissory Note is convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

On February 3, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in January 2025.

On February 23, 2025, Milovanović and the Company entered into a Debt Conversion Agreement dated February 18, 2025, pursuant to which Milovanović and the Company agreed to convert $1,165,358 owed to the Milovanović by the Company into 647,422 shares of common stock of the Company, based on a conversion price of $1.80 per share.

On March 3, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in February 2025.

Holdback Cash consideration

As discussed in greater detail in “NOTE 7 - ACQUISITIONS”, the Company owed AUD $500,000 (USD $326,700) (the “Holdback Cash”) to the Classics Sellers. The Holdback Cash is to be released to the Classics Sellers, if (and only if) the Company determines, within six (6) months after the Closing Date (August 21, 2024) that the Classics Sellers have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement. On February 19, 2025, the Holdback Cash was paid to the Classics Sellers.

Second Amendments to First Amended and Restated Employment Agreements

On, and effective on, March 20, 2025, with the approval of the Board of Directors of the Company, after receiving the recommendation of the Compensation Committee of the Board of Directors of the Company, the Company entered into a Second Amendment to First Amended and Restated Employment Agreement with each of Anthony Brian Goodman, the Company’s Chief Executive Officer and Weiting ‘Cathy’ Feng, the Company’s Chief Financial Officer and Chief Operating Officer (the “Second Amendments”). Pursuant to the Second Amendments, the term of each of Mr. Goodman’s and Ms. Feng’s employment agreements were extended for twelve months until August 20, 2027.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

With the participation of the Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer/Chief Compliance Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(a)

Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities”-“Recent sales of unregistered securities”, are incorporated by reference into this “Item 9B. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

Additionally, because this Annual Report on Form 10-K is being filed within four business days from the date of the reportable events discussed below, we have elected to make the following disclosures in this Annual Report on Form 10-K instead of in a Current Report on Form 8-K under Item 5.02:

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On, and effective on, March 20, 2025, with the approval of the Board of Directors of the Company, after receiving the recommendation of the Compensation Committee of the Board of Directors of the Company, the Company entered into a Second Amendment to First Amended and Restated Employment Agreement with each of Anthony Brian Goodman, the Company’s Chief Executive Officer and Weiting ‘Cathy’ Feng, the Company’s Chief Financial Officer and Chief Operating Officer (the “Second Amendments”). Pursuant to the Second Amendments, the term of each of Mr. Goodman’s and Ms. Feng’s employment agreements were extended for twelve months until August 20, 2027.

(b) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as set forth below:

•

On November 29, 2024, Anthony Brian Goodman, the Company’s Chief Executive Officer, and Director entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c). Pursuant to the 10b-5-1 Plan, Mr. Goodman may sell up to 500,000 shares of common stock beneficially owned by Mr. Goodman, in accordance with the terms, conditions and restrictions of the 10b5-1 Plan. Pursuant to the 10b5-1 Plan, potential sales begin on March 31, 2025 and will continue until August 8, 2025, or until all of the shares of common Stock to be sold under the 10b5-1 Plan are sold or the 10b5-1 Plan is otherwise terminated.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Election of Directors”, “Information about our Executive Officers”, “Corporate Governance”, “Corporate Governance” - “Code of business Conduct and Ethics”, “Insider Trading/Anti-Hedging Policies”, “Board Committee Membership”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the headings “Executive Compensation”, “Director Compensation”, “Equity Grant Practices”, “Corporate Governance” - “Compensation Committee Interlocks and Insider Participation” and “Outstanding Equity Awards at Fiscal Year-End”, in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Insider Trading Policies and Procedures

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” (including under “Equity Compensation Plan Information” table) in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is M&K CPAs, PLLC, the Woodlands, Texas, PCAOB Auditor ID 2738. The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in the Company's 2025 Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 and is incorporated herein by reference.

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

(3) Exhibits required by Item 601 of Regulation S-K

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
1.1+	At-The-Market Issuance Distribution Agreement by and between Golden Matrix Group, Inc. and Craig-Hallum Capital Group LLC, dated November 22, 2024		8-K	1.1	11/22/2024	001-41326
2.1+	Sale and Purchase Agreement of Ordinary Issued Share Capital dated November 29, 2021, by and between Golden Matrix Group, Inc., as Purchaser, and Mark Weir and Paul Hardman, as Shareholders of RKingsCompetitions Ltd, a Private Limited Company Formed and Registered in and Under the Laws of Northern Ireland, as Sellers		8-K	2.1	12/3/2021	000-54840
2.2£+

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
2.3

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
2.4

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
2.5

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

85

2.6+

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
2.7

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

			8-K	2.6	10/2/2024	001-41326
2.8+	Share Exchange Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc., Classics Holdings Co. Pty Ltd. and the Shareholders of Classics Holdings Co. Pty Ltd.		8-K	2.1	8/20/2024	001-41326
3.1	Articles of Incorporation Since Formation and through April 2020		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.1	4/9/2024	001-41326
3.6	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.3	4/9/2024	001-41326
3.7	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
3.10	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024		8-K	3.2	4/9/2024	001-41326
3.11	Amendments to the Bylaws of Golden Matrix Group, Inc. dated January 29, 2025		8-K	3.2	1/30/2025	001-41326
4.1	Common Stock Purchase Warrant (750,000 shares of common stock), dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC		8-K	4.1	7/3/2024	001-41326
4.2	Description of Securities of the Registrant*	x
10.1	License Agreement, by and between Golden Matrix Group, Inc. and Articulate Pty. Ltd., dated March 1, 2018		8-K	10.2	3/2/2018	000-54840
10.2	License Agreement between Golden Matrix Group, Inc. and Red Label Technology Pte Ltd. dated July 1, 2018		10-KT/A	10.4	10/28/2020	000-54840

10.3***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan	10.1	S-8	10/15/2019	333-234192
10.4	Form of Common Stock Purchase Warrant (August 2020 Private Offering)	8-K	10.2	8/27/2020	000-54840
10.5***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020	8-K	10.1	10/28/2020	000-54840
10.6***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020	8-K	10.2	10/28/2020	000-54840
10.7#	Sportsbook Software Licence and Services Agreement dated October 21, 2020 (and effective October 28, 2020), by and between Golden Matrix Group, Inc. and Amelco UK Limited	8-K	10.1	11/2/2020	000-54840
10.8	Distribution Agreement effective November 18, 2020, by and between Golden Matrix Group, Inc. and Playtech Software Limited	8-K	10.1	11/23/2020	000-54840
10.9	October 31, 2020, Memorandum between Golden Matrix Group, Inc. and Articulate Pty Ltd	10-Q	10.21	12/11/2020	000-54840
10.10	Share Purchase Agreement effective December 22, 2020, by and between Golden Matrix Group, Inc. and Global Technology Group Pty Ltd	8-K	10.1	12/28/2020	000-54840
10.11	Form of Common Stock Purchase Warrant (January 2021 Private Offering)	8-K	10.2	1/26/2021	000-54840
10.12	Asset Purchase Agreement effective March 1, 2021, by and between Golden Matrix Group, Inc. and Gamefish Global Pty Ltd	8-K	10.1	3/8/2021	000-54840
10.13	Purchase Agreement, effective August 10, 2020, by and between Golden Matrix Group, Inc. and Articulate Pty Ltd and Brett Goodman and Jason Silver	10-K	10.25	4/30/2021	000-54840
10.14	December 31, 2020, Agreement between Golden Matrix Group, Inc., Hopestar Technology Service Co., Ltd and Articulate Pty Ltd	10-K	10.26	4/30/2021	000-54840
10.15	Consultant Agreement between Golden Matrix Group, Inc. and ANS Advisory dated March 1, 2021	10-K	10.27	4/30/2021	000-54840
10.16	Consultant Agreement between Golden Matrix Group, Inc. and Ontario Inc dated March 1, 2021	10-K	10.28	4/30/2021	000-54840
10.17	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Aaron Neill-Stevens dated March 22, 2021	10-K	10.29	4/30/2021	000-54840
10.18	Common Stock Purchase Warrant to purchase 120,000 shares of common stock issued to Vladislav Slava Aizenshtat dated March 22, 2021	10-K	10.3	4/30/2021	000-54840
10.19	Consulting Agreement dated April 22nd, 2021, by and between Omar Jimenez and Golden Matrix Group, Inc.	8-K	10.1	4/23/2021	000-54840
10.20***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021	10-K	10.33	4/30/2021	000-54840
10.21	Software Licensing Agreement dated June 4, 2021 (and effective June 28, 2021), by and between Golden Matrix Group, Inc. and Fantasma Games AB	8-K	10.1	6/29/2021	000-54840
10.22	Agreement to Amend and Restate Common Stock Purchase Warrant, dated July 14, 2021, and effective June 6, 2021, by and among Golden Matrix Group, Inc. and Knutsson Holdings AB	8-K	10.1	7/15/2021	000-54840
10.23	Amended and Restated Common Stock Purchase Warrant to purchase 830,000 shares of common stock dated July 14, 2021, and effective June 6, 2021	8-K	10.2	7/15/2021	000-54840
10.24	Golden Matrix Group, Inc. 2022 Equity Incentive Plan	8-K	10.1	5/11/2022	001-41326
10.25	Settlement and Mutual Release Agreement dated August 1, 2022, by and between Golden Matrix Group, Inc. and Mark Weir	10-K	10.34	1/30/2023	001-41326
10.26***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman	8-K	10.1	9/20/2022	001-41326
10.27***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng	8-K	10.2	9/20/2022	001-41326
10.28***	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(officer and employee awards – September 2022)	8-K	10.3	9/20/2022	001-41326
10.29***	Employment Agreement effective September 1, 2022, between Golden Matrix Group, Inc. and Brett Goodman	8-K	10.4	9/20/2022	001-41326
10.30***	Form of Stock Option Agreement – Brett Goodman (2018 Equity Incentive Plan)	8-K	10.5	9/20/2022	001-41326

10.31	Share Purchase Agreement dated October 17, 2022, and effective October 24, 2022, by and between Golden Matrix Group, Inc. and the Shareholders of GMG Assets Limited	8-K	10.1	10/27/2022	001-41326
10.32***	Consulting Agreement dated October 27, 2022, by and between Golden Matrix Group, Inc. and Aaron Richard Johnston	8-K	10.1	11/1/2022	001-41326
10.33***	Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)	8-K	10.2	11/1/2022	001-41326
10.34***	Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement dated October 27, 2022 (2022 Equity Incentive Plan)(Aaron Richard Johnston, Consulting Agreement - October 2022)	8-K	10.3	11/1/2022	001-41326
10.35***	Software License Agreement between Elray Resources Inc. and Golden Matrix Group, Inc., effective December 1, 2022	8-K	10.1	12/12/2022	001-41326
10.36***	Memorandum between Articulate Pty Ltd and Golden Matrix Group, Inc., dated October 14, 2022	10-K	10.45	1/30/2023	001-41326
10.37***	Golden Matrix Group, Inc. 2023 Equity Incentive Plan	8-K/A	10.1	4/4/2024	001-41326
10.38	Nominating and Voting Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	4/9/2024	001-41326
10.39	Day-to-Day Management Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc. and Zoran Milošević	8-K	10.2	4/9/2024	001-41326
10.40	Promissory Note dated April 9, 2024, in the amount of $13,125,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.3	4/9/2024	001-41326
10.41	Promissory Note dated April 9, 2024, in the amount of $1,250,000 representing amounts owed by Golden Matrix Group, Inc. to Zoran Milošević	8-K	10.4	4/9/2024	001-41326
10.42	Promissory Note dated April 9, 2024, in the amount of $625,000 representing amounts owed by Golden Matrix Group, Inc. to Snežana Božović	8-K	10.5	4/9/2024	001-41326
10.43	Facility Agreement dated April 30, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd	8-K	10.1	5/7/2024	001-41326
10.44≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(director, officer and employee awards – May 2024)	8-K	10.2	5/10/2024	001-41326
10.45≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(Meridian Company employee awards – May 2024)	8-K	10.3	5/10/2024	001-41326
10.46***	Form of First Amendment to RSU Award Agreement (Director awards – May 2024)	8-K	10.1	5/10/2024	001-41326
10.47	Guaranty Agreement dated May 16, 2024, by Golden Matrix Group, Inc. in favor of Unicredit Bank Serbia JSC Belgrade	8-K	10.1	5/20/2024	001-41326
10.48	Debt Conversion Agreement dated June 17, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	6/21/2024	001-41326
10.49	Deferred Compensation Convertible Promissory Note dated June 17, 2024, in the amount of $3,000,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.2	6/21/2024	001-41326
10.50***	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated June 18, 2024	8-K	10.3	6/21/2024	001-41326
10.51***	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated June 18, 2024	8-K	10.4	6/21/2024	001-41326
10.52***	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Zoran Milošević	8-K	10.5	6/21/2024	001-41326
10.53***	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Snežana Božović	8-K	10.6	6/21/2024	001-41326

10.54+	Securities Purchase Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 2, 2024		8-K	10.1	7/3/2024	001-41326
10.55	$12,000,000 Senior Secured Convertible Promissory Note, dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC		8-K	10.2	7/3/2024	001-41326
10.56	Security Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 1, 2024		8-K	10.3	7/3/2024	001-41326
10.57	Pledge Agreement, dated July 2, 2024, Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC		8-K	10.4	7/3/2024	001-41326
10.58	Loan Agreement between Meridianbet Doo and Hipotekarna Bank AD Podgorica dated March 21, 2024		10-Q	10.22	8/13/2024	001-41326
10.59	Loan Agreement between Igor Salindrija, as lender and Meridian Gaming Limited, as borrower, dated April 1, 2024		10-Q	10.23	8/13/2024	001-41326
10.60	First Amendment Agreement to Facility Agreement dated June 28, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd		10-Q	10.24	8/13/2024	001-41326
10.61	First Amendment to Senior Secured Convertible Promissory Note, dated and effective August 9, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC		10-Q	10.25	8/13/2024	001-41326
10.62	Shareholders Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc. and the other Shareholders of Classics Holdings Co. Pty Ltd.		8-K	10.1	8/20/2024	001-41326
10.63***	Separation and Release Agreement, effective September 9, 2024, by and between Golden Matrix Group, Inc. and Omar Jimenez		8-K	10.1	9/11/2024	001-41326
10.64	Debt Conversion Agreement dated October 1, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović, Zoran Milošević and Snežana Božović		8-K	10.1	10/2/2024	001-41326
10.65	Second Amendment to Senior Secured Convertible Promissory Note, dated and effective October 30, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC		8-K	10.1	10/31/2024	001-41326
10.66***	Form of Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement (2023 Equity Incentive Plan)(Meridian Company employee awards – January 2025)		8-K	10.1	1/16/2025	001-41326
10.67	Amended and Restated Nominating and Voting Agreement dated January 29, 2025, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović		8-K	10.1	1/30/2025	001-41326
10.68	Debt Conversion Agreement dated February 18, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović		8-K	10.1	2/26/2025	001-41326
10.69***	Form of Indemnification Agreement		8-K	10.2	2/26/2025	001-41326
10.70***	Second Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated March 20, 2025*	x
10.71***	Second Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated March 20, 2025*	x
14.1	Code of Business Conduct and Ethics		8-K	14.1	10/28/2020	001-41326
19.1	Golden Matrix Group, Inc. Amended and Restated Policy on Insider Trading*	x
21.1	Subsidiaries*	x
23.1	Consent of M&K CPAS, PLLC*	x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
99.1	Audit Committee Charter		8-K	99.1	1/28/2021	000-54840
99.2	Compensation Committee Charter		8-K	99.3	8/27/2020	000-54840
99.3	Nominating and Corporate Governance Committee Charter		8-K	99.4	8/27/2020	000-54840
99.4	Corporate Disclosure Policy		8-K	99.1	4/23/2021	000-54840
97.1	Golden Matrix Group, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		8-K	10.1	9/28/2023	000-54840

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Golden Matrix Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

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

Golden Matrix Group, Inc.

Date: March 24, 2025	By:	/s/ Anthony Brian Goodman
Anthony Brian Goodman
President, Chief Executive Officer, Secretary, Treasurer and Chairman
(Principal Executive Officer)

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony Brian Goodman
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Chairman of the Board of Directors	March 24, 2025

/s/ Weiting ‘Cathy’ Feng
Weiting ‘Cathy’ Feng	Chief Financial Officer (Principal Financial/Accounting Officer), Chief Operating Officer, and Director	March 24, 2025

/s/ Thomas E. McChesney
Thomas E. McChesney	Director	March 24, 2025

/s/ Murray G. Smith
Murray G. Smith	Director	March 24, 2025

/s/ William Scott
William Scott	Chairman and Director	March 24, 2025

/s/ Snežana Božović
Snežana Božović	Director	March 24, 2025

