Form 10-K/A
period 2024-12-31
Golden Matrix Group, Inc.
filed 2025-04-29
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K/A

(Amendment No. 1)

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

On June 30, 2024, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $48,238,927, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $2.47 on June 28, 2024, the last trading day prior to June 30, 2024. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 24, 2025, the registrant had 132,087,080 shares of its Common Stock, $0.00001 par value, outstanding (not including 918,375 shares of common stock that were issued upon settlement of Restricted Stock Units which vested upon the filing of the Annual Report on Form 10-K).

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 24, 2025, Golden Matrix Group, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2025 annual meeting of our stockholders within 120 days of December 31, 2024. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1”) solely to:

●

amend Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) of the Original Form 10-K to include the information required to be disclosed under such Items;

●

delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2025 annual meeting of our stockholders; and

●

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Amendment No. 1 does not otherwise change or update any of the disclosures set forth in the Original Form 10-K, and, except as expressly stated herein, does not reflect events occurring after the filing of the Original Form 10-K. This Amendment No. 1 modifies and amends the Original Form 10-K, and should be read in conjunction with the Original Form 10-K. References to “this Annual Report” contained in this Amendment No. 1 refer to the Original Form 10-K, as modified and amended by this Amendment No. 1. Capitalized terms not otherwise defined in this Amendment No. 1 have the meanings given to them in the Original Form 10-K.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, and “GMGI” in this Report refer specifically to Golden Matrix Group, Inc., and its consolidated subsidiaries. References herein to “Golden Matrix” refer to the Company prior to the closing of the Meridian Purchase Agreement (discussed below).

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“AUD” means Australian dollars;

•	“Božović” means Snežana Božović.

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

•	“Euro” or “€” refers to the Euro, the official currency of the majority of the member states of the European Union;

•	“GBP” or “£” means Pounds Sterling or Great British Pounds;

•

“MeridianBet Group” means Meridian Serbia; Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“Meridian Montenegro”); Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta (“Meridian Malta”); and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (“Meridian Cyprus”).

i

•	“Meridian Purchase” means the acquisition MeridianBet Group pursuant to the Meridian Purchase Agreement.

•

“Meridian Purchase Agreement” means that certain Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, as amended and restated from time to time, between the Company and the Meridian Sellers, pursuant to which the Company acquired MeridianBet Group.

•	“Meridian Sellers” means Milovanović, Milošević and Božović.

•	“Meridian Serbia” means Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia.

•	“Milovanović” means Aleksandar Milovanović.

•	“Milošević” means Zoran Milošević.

•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“USD” or “$” means United States dollars.

All dollar amounts in this Report are in U.S. dollars unless otherwise stated.

ii

iii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information with respect to our and our significant subsidiaries’ executive officers:

Name	Position	Age
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director	66
Richard Christensen	Chief Financial Officer (Principal Financial/Accounting Officer)	48
Weiting ‘Cathy’ Feng	Chief Operating Officer	41
Zoran Milošević	Chief Executive Officer of the MeridianBet Group	50
Snežana Božović	Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group, and Company Director (Series C Preferred)	43

Below is information regarding each executive officer’s biographical information, including their principal occupations or employment for at least the past five years, and the names of other public companies in which such persons hold or have held directorships during the past five years.

Anthony Brian Goodman — President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director — Information regarding Mr. Goodman is set forth below under “Board of Directors”.

Richard B. Christensen, CPA — Chief Financial Officer (Principal Financial/Accounting Officer) — Richard B. Christensen is a seasoned finance and accounting executive with over 25 years of comprehensive experience in international publicly-traded companies in the staffing, professional services, software, manufacturing, and construction industries.  Mr. Christensen’s key expertise includes corporate and business finance, mergers and acquisitions, technical accounting, and SEC reporting.  From December 2015 through February 2025, Mr. Christensen served in various roles with TrueBlue Inc., a staffing, software and professional services company, including Senior Vice President (SVP) and Chief Accounting Officer (December 2020 to August 2024), Treasurer (February 2022 to February 2025), and SVP Risk, Treasury and Corporate Development (August 2024 to February 2025). While at TrueBlue, Inc., Mr. Christensen managed all aspects of accounting and SEC reporting, and was involved with several acquisitions. Prior thereto, Mr. Christensen was employed at Itron, Inc., where he held various accounting, finance, operational and business development roles over a period of approximately ten years. Prior thereto, Mr. Christensen served as an Audit Manager at Deloitte & Touche LLP, where he worked for approximately five years.  Mr. Christensen received a BBA from Idaho State University in Computer Information Systems and Accounting, and received an MBA with a concentration in Finance from The Wharton School, University of Pennsylvania.  Mr. Christensen is licensed as a Certified Public Accountant in the state of Idaho.

Weiting ‘Cathy’ Feng — Chief Operating Officer — Ms. Feng was appointed as Chief Financial Officer of the Company in February 2016 and served in such capacity until April 2021, when she was appointed as Chief Operating Officer. In September 2024, Ms. Feng also resumed her role as Chief Financial Officer, a position she held until March 2025. She also served as a member of the Board of Directors from February 2016 until March 2025.

As Chief Operating Officer, Ms. Feng oversees the Company’s global operations, driving cross-departmental alignment and implementing strategies to improve operational efficiency, financial performance, and regulatory compliance. She is responsible for leading core business functions including commercial strategy, financial planning, marketing, human capital management, and technology integration. Under her leadership, the Company has expanded its operational capabilities across international markets and streamlined its organizational structure to support scalable growth. Ms. Feng plays a key role in supervising supplier relationships, optimizing cost structures, and ensuring the Company meets performance and compliance standards across multiple jurisdictions.

Ms. Feng is also the Director of Etrader Enterprise Pty Ltd, an Australian technology consulting firm, since January 2014, and has served on the Board of Directors of Elray Resources Inc.  (“Elray”) (OTC PINK:ELRA) since April 2015. Additional information regarding Elray, including certain historical regulatory matters, is disclosed under Mr. Goodman’s biographical section and is incorporated by reference into Ms. Feng’s biography for completeness.

With over a decade of experience in the financial and operational domains of U.S. public companies, Ms. Feng has demonstrated expertise in financial reporting, SEC/FINRA compliance, budget planning, cost control, investor relations, and strategic problem-solving. She has successfully led the implementation of enterprise-wide financial systems and analytics tools to enhance reporting accuracy and support data-driven decision making.

Ms. Feng obtained a Bachelor of Science degree from Fundan University in Shanghai, China and a Master of Commerce degree from the University of Sydney in Sydney, Australia.

Zoran Milošević — Chief Executive Officer of the MeridianBet Group—  Mr. Milošević has been with the MeridianBet Group since March 2003 (serving as an executive in various MeridianBet Group departments including: Marketing, Risk Management, Online Betting & Software Development) and became the Chief Executive Officer of the MeridianBet Group in 2008, including serving as Chief Executive Officer of certain of their subsidiaries, including Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”). Mr. Milošević serves on the Board of numerous private companies, including each of the MeridianBet Group, My Best Odds, which is a Belgian entity, and Global Meridian Gaming N.V., which is a Curacao entity. Under his leadership, the MeridianBet Group expanded their brand portfolio and improved their market share in Europe, Africa, and Latin America, supplying services in over 30 different jurisdictions.

Mr. Milošević was a member of the Parliament of the Republic of Serbia from 1997 to 2001, a member of the Belgrade City Parliament from 2004 to 2008 and a Board Member of the Serbia National Lottery in 2012.

Mr. Milošević graduated from the University of Belgrade, in Belgrade Serbia, with a degree in Industrial Engineering.

Snežana Božović — Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group, and Series C Preferred Company Director — Information regarding Ms. Božović is set forth below under “Board of Directors”.

Board of Directors

Our current directors are as follows:

Name of Director	Age	Position	Date First
			Appointed as
			Director
Anthony Brian Goodman	66	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director	February 2016
William Scott	60	Chairman (Series C Preferred Director)	April 2024
Thomas E. McChesney	78	Director	April 2020
Murray G. Smith	54	Director	August 2020
Snežana Božović	43	Chief Operating Officer of Meridian Serbia and Company Director (Series C Preferred Director)	January 2025

Any vacancy occurring between stockholders’ meetings in any of the Board of Directors positions not held by the Series C Preferred Director, discussed in greater detail under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Series C Preferred Stock”, including vacancies resulting from an increase in the number of Directors may be filled by the Board of Directors. A vacancy in the Series C Preferred Director position(s) may be filled by the affirmative vote of at least a majority of the then outstanding shares of Series C Preferred Stock. A Director elected to fill a vacancy shall hold office until the next annual stockholders’ meeting.

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board, except in connection with the rights of the holders of the Series C Preferred Stock, discussed in greater detail under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Series C Preferred Stock” and certain nomination and voting rights associated with a Nominating and Voting Agreement, discussed in greater detail under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Nominating and Voting Agreement”.

There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs, provided that we are party to a Day-to-Day Management Agreement with Zoran Milošević (one of the Meridian Sellers), discussed in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence— Sale and Purchase Agreement of Share Capital and Related Transactions—Day-to-Day Management Agreement”.

We have described the skills and experiences below that we believe will allow directors to provide critical insights on the Company’s strategic imperatives and make significant contributions to board deliberations. In the matrix that follows, we have highlighted the skills and attributes of each director.

	Anthony Brian Goodman	William Scott	Snežana Božović	Murray G. Smith	Thomas E. McChesney
Executive Leadership	●	●	●	●	●
Financial Expertise / Investment	●	●	●	●	●
Technology	●	●
Cybersecurity	●
Risk and Compliance		●	●	●	●
Growth/Transformation	●	●	●		●
Public Company Board Experience	●	●		●	●
Legal, Regulatory and Public Policy	●	●	●	●	●
Environmental	●	●	●
Social	●	●	●
Governance	●	●	●	●	●
Global Operations	●	●	●	●	●
Manufacturing/Supply Chain	●	●	●	●
Strategic Planning	●	●	●

Information regarding the members of the Board of Directors is provided below:

Anthony Brian Goodman:

President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director Nominee

Mr. Goodman was appointed as Chief Executive Officer and Chairman of the Board in February 2016. Mr. Goodman served as Chairman of the Board until April l, 2024, and continues to serve as Chief Executive Officer of the Company. Mr. Goodman is also currently Managing Director of Articulate Pty Ltd. an Australian technology and customer support company which he founded in January 1990. Mr. Goodman has served as Chief Executive Officer and director of Elray Resources, Inc. (OTC PINK:ELRA), which runs an online casino, a company which was previously reporting with the SEC until April 2019, since February 23, 2011. Mr. Goodman is also the managing member of two Nevada domiciled limited liability companies, (1) Luxor Capital LLC (which managing member position he has held since October 2015; and (2) Goodman Capital Group LLC (“Goodman”), a company that owns a family property in New York City (which entity’s sole purpose is to hold title to such property). Mr. Goodman also serves as the managing director of Global Technology Group Pty Ltd, a position which he has held since September 2019. Since August 2024, Mr. Goodman has served as a director of Classics Holdings Co. Pty Limited (“Classics Holdings”), which entity the Company owns 100% of and Classics For a Cause Pty Limited, which entity is wholly-owned by Classics Holdings. Prior to immigrating to Australia, Mr. Goodman lived in South Africa where he served as VP of marketing and sales at Allergan Pharmaceuticals in South Africa from January 1982 to February 1984 and owned and operated a successful group of retail drug stores under the brand name Daelite Pharmacy Group from February 1984 to January 1990.

Mr. Goodman is a qualified Pharmacist graduating from the University of Witwatersrand in Johannesburg, South Africa in 1981 with a Bachelor of Pharmacy degree and subsequently re-qualifying as a Pharmacist in Australia in 1989.

In his more than 30 years of senior management and corporate roles, Mr. Goodman has established an international reputation for his expertise in the gaming industry and has a wide network of senior executive contacts in the industry as well as a keen insight into the development of the information technology (IT) industry as a whole. He has experience in senior corporate planning. His roles have been entrepreneurial and include CEO and senior management positions in smaller organizations, which he founded or in which he held equity, as well as multinational organizations. He has a successful track record of implementing comprehensive business and project plans, meeting deadlines and expense forecasts as well as exceeding projections.

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

Director Qualifications: The Board has concluded that Mr. Goodman’s significant experience in the gaming industry and knowledge of the Company’s operations qualifies him for service as a member of the Board of Directors.

William Scott (Chairman):

Series C Preferred Stock Director

Mr. Scott has served as a member of the Board of Directors, and as Chairman of the Board, since April 2024. Since June 2013, Mr. Scott has served as a director of Warrenside Limited – London, a gambling consultancy firm where he provides advisory services. From July 2004 to June 2013, Mr. Scott served as Vice President of Corporate Strategy and Vice President – Interactive, of GTECH (now IGT) London, a gaming and lottery technology provider where he served as a Vice President in the interactive division. From July 2002 to April 2004, Mr. Scott served as an advisor to ICW Holdings Limited – London, which is a power systems provider. From June 2000 to April 2002, Mr. Scott served as Finance Director of Coffee Republic plc London. Prior to that he held various finance, managerial and director roles in various industries including over 5 years at Arthur Andersen in the South Africa and the United Kingdom. Mr. Scott also currently serves on the Board of Directors of a number of private companies, mainly in the gaming industry, including Ithuba Holdings (RF)(Pty)Ltd, a lottery operator located in South Africa where he serves on both the Board of Directors and the Audit and Risk Committee of, Fincore Limited – London, a technology provider to the gambling industry and government/banks and Bildabet Technology Limited, a technology provider to the gambling industry. Mr. Scott also serves on the Board of Directors of a charity organization, Education Africa, as well as a “know your client”/anti-money laundering organization based in London, England. Mr. Scott also served as a member of the Board of Directors of Playgon Games Inc. (OTCMKTS:PLGNF), a licensor of digital content for the iGaming market, from October 2018 to May 2023. Mr. Scott is a member of the Chartered Accountants of South Africa. Mr. Scott obtained a Bachelor of Commerce degree from the University of Witwatersrand, in Johannesburg, South Africa, with Honors.

Director Qualifications: The Board has concluded that Mr. Scott’s experience in the gaming industry qualifies him for service as a member of the Board of Directors.

Thomas E. McChesney:

Director

Mr. McChesney has extensive financial and entrepreneurial experience as an executive and board member in the financial services industry. Since May 2024, he has served on the Board of Directors of SWAG’R Inc., a private, early-stage technology company. From 1995 through March 2016, he served as a Director of TrueBlue Inc., a $2.3B revenue NYSE-listed enterprise (TBI), and is the former Chair of its Compensation Committee and former member of its Audit Committee.

Mr. McChesney served as Senior Vice President and Syndicate Manager at Paulson Investment Company (“Paulson”) and was later appointed President of Paulson. He joined Paulson in 1980 and left in 1995 to join Blackwell Donaldson Company, where he served as Director of Investment Banking from 1998 to 2005. He also served as a director of Nations Express Incorporated from 2004 to 2009.

Director Qualifications: The Board has concluded that Mr. McChesney’s financial and entrepreneurial experience and history serving on public company boards of directors qualifies him for service as a member of the Board of Directors.

Murray G. Smith:

Director

Mr. Smith is a licensed Certified Public Accountant in the State of Oregon, with over twenty-eight years’ accounting and finance leadership experience. Mr. Smith is also a Certified Fraud Examiner. Mr. Smith has operated his own consulting practice focusing on financial process improvement, client training to perform accounting procedures, Sarbanes-Oxley compliance and internal audit outsourcing, MGS Consulting, LLC, since March 2008. Since June 2020, Mr. Smith has also served as President and Founder of Complete Freedom Beverage, LLC d/b/a Cascadia Can Company, an Aluminum can brokering and mobile canning service company. Mr. Smith served as the Divisional Chief Financial Officer and corporate controller of Craft Canning + Bottling, LLC, a wholly-owned subsidiary of Eastside Distilling, Inc. (NASDAQ:EAST), a Nasdaq company, from October 2016 to September 2020. From February 2018 to March 2019, Mr. Smith served as Chief Financial Officer of Genesis Financial, Inc. (an OTC listed company) in the financial technology space. He also served as the Chief Financial Officer for Jewett-Cameron Trading Company, Ltd. (NASDAQ:JCTCF), a Nasdaq company, from September 2009 to June 2015. Mr. Smith previously served as the Chief Financial Officer for Paulson Capital Corp. (NASDAQ:PLCC), a Nasdaq company, from 2006-2014 where he co-led a reverse merger transaction of the parent company, while navigating the regulatory hurdles of the SEC, Nasdaq & FINRA simultaneously spinning out the Broker-Dealer subsidiary to a new ownership group and creating a $10 Million liquidating trust. Mr. Smith’s other previous employers have included positions with Intel Corporation (Accounting Management), Arthur Andersen (CPA and Consulting Services), and Allegheny Teledyne, Inc. (Internal Audit). He is a graduate of the University of Washington, with a Bachelor of Arts degree awarded in 1993 in Business Administration with a concentration in Accounting. Mr. Smith also previously held the following FINRA Licenses: Series 7, 27 and 66.

Director Qualifications: The Board has concluded that Mr. Smith’s accounting and finance leadership background and experience qualifies him for service as a member of the Board of Directors.

Snežana Božović:

Chief Operating Officer of Meridian Serbia and Company Director (Series C Preferred Director)

                Since May 2022, Ms. Božović has served as the Chief Operating Officer of Meridian Serbia, overseeing Meridian Tech’s financial strategy and managing budgets. Prior to that, Ms. Božović held various other roles with Meridian Serbia, including from May 2018 to May 2022, serving as Chief Financial Officer; from March 2008 to May 2018, serving as General Director; from January 2006 to March 2008, serving as Financial Director; and from December 2003 to January 2006, serving as a betting shop manager/croupier. Ms. Božović has also served as a Director of Meridian Tech since May 2022, as a General Director of Meridian Malta since May 2016, and as General Director of Fair Champions Meridian Ltd., a majority owned subsidiary of Meridian Gaming, since December 2015. Ms. Božović received her bachelor's degree from the University Union in Belgrade, Serbia, in Business Management.

                Director Qualifications: We believe Ms. Božović’s significant experience in the gaming industry will be beneficial to the Board of Directors.

Qualifications of All Directors of the Board

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

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

Board Leadership Structure

Our Board of Directors has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s stockholders.

Our current leadership structure is comprised of a Chairman of the Board (Mr. William Scott) and a separate Chief Executive Officer (“CEO”), Mr. Anthony Brian Goodman. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management. Our Board of Directors believes that the Company’s current leadership structure is appropriate because it effectively allocates authority, responsibility, and oversight between management (the Company’s CEO, Mr. Goodman) and the members of our Board of Directors. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to its CEO, while enabling our Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

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

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance. (The Company’s committees are described in greater detail below).

While the Board and its committees oversee the Company’s strategy, management is charged with its day-to-day execution. To monitor performance against the Company’s strategy, the Board receives regular updates and actively engages in dialogue with management.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act or which otherwise are required to file periodic reports under the Exchange Act, except that Mr. Goodman is a director of Elray (as discussed above).

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our executive officers or directors have been involved in any of the following events during the past ten years, except as discussed under their biographical information, above: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law; (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

During the year ended December 31, 2024, the Board held two formal meetings of the Board, and took various actions via the unanimous written consents of the Board. All members of the Board of Directors attended at least 75 percent of the aggregate of (i) the total number of meetings of the Board of Directors held during the year ended December 31, 2024; and (ii) the total number of meetings held by all Committees of the Board of Directors on which he or she served during the year ended December 31, 2024. The Company held an annual meeting of stockholders on October 7, 2024 which was attended by each member of the Board of Directors of the Company. Each director of the Company is encouraged to be present at annual meetings of stockholders, at which all directors were present. Members of the Board of Directors are encouraged, but not required, to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person, but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Board Committee Membership

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. All three committees are composed solely of independent directors. You can review the charters for our standing committees by accessing our public filings at the SEC’s website at www.sec.gov (as discussed below) or on our website at https://goldenmatrix.com/investors-overview/board-and-governance/governance-documents.

The current members of the committees of our Board of Directors are as follows:

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Anthony Brian Goodman
William Scott (1)	☒	M		C
Thomas E. McChesney	☒	M	C	M
Murray G. Smith	☒	C	M
Snežana Božović

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

Nasdaq listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Thomas E. McChesney, Murray G. Smith and William Scott. Each member of the Audit Committee meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate.

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

Compensation Committee Interlocks and Insider Participation

As described above, the current members of the Compensation Committee are independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2024, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

In considering individual director nominees and Board committee appointments, our Nominating and Governance Committee seeks to achieve a balance of knowledge, experience and capability on the Board and Board committees and to identify individuals who can effectively assist the Company in achieving our short-term and long-term goals, protecting our stockholders’ interests and creating and enhancing value for our stockholders. In so doing, the Nominating and Governance Committee considers a person’s attributes (e.g., professional experiences, skills, and background) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, professional experience, skills and background, are just a few of the attributes that the Nominating and Governance Committee takes into account. In evaluating prospective candidates, the Nominating and Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for Board and Board committee service.

While there are no specific minimum requirements that the Nominating and Governance Committee believes must be met by a prospective director nominee, the Nominating and Governance Committee does believe that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for Board and Board committee service. Furthermore, the Nominating and Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their experience in various areas. We believe our current directors possess diverse professional experiences, skills and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

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

Controlled Company Status

Because Aleksandar Milovanović and the other Meridian Sellers control a majority of our outstanding voting power, we are a “controlled company” under Nasdaq Marketplace Rules. Therefore, we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. We have nevertheless opted to meet the requirements under the Nasdaq listing rules for smaller reporting companies, such as the Company, which requires a board of directors be comprised of a majority of independent directors and to have a compensation, nominating and governance committee comprised of independent directors, as more fully described herein.

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

Stockholder Communications with the Board of Directors

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

Potential Conflicts of Interest

Although Mr. Goodman and Ms. Feng work with other technology companies, and we do not have written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Goodman and Ms. Feng, except as described in greater detail below under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Related Party Transaction Policy”, we do adhere to requirements that any deemed conflict is discussed at Board of Director meetings and with the Company’s legal counsel.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide stockholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its stockholders. The Company’s stockholders voted on say-on-pay matters in 2022 and approved a three year-frequency for future “say on pay” votes, with the next such vote expected to be held at the Company’s 2025 annual meeting.

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

To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The policy also prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading and includes specific anti-hedging provisions.

Pursuant to the anti-hedging provisions, the Company prohibits executive officers, directors, and employees from engaging in transactions involving derivative securities, such as put and call options, and short sales, that could generate profit from a decline in the Company’s stock price. While other hedging transactions are not outright banned, they are strongly discouraged as they may misalign the interests of Company insiders with shareholders and encourage excessive risk-taking.

The above anti-hedging restriction does not however apply to stock options granted by the Company, nor does it apply to using Company securities for option exercises or tax payments in transactions directly with the Company.

The Company also prohibits holding Company securities in a margin account or pledging Company securities as collateral for a loan unless the pledgor has the clear financial capability to repay the loan without resort to the pledged securities.

A copy of the Company’s insider trading policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Policy on Timing of Award Grants

The Compensation Committee and the Board have not established policies and practices (whether written or otherwise) regarding the timing of option grants, stock appreciation rights and similar awards, or other awards, in relation to the release of material nonpublic information (“MNPI”) and do not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers, provided that we do not currently grant stock options to employees or executives. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of a registered class of the Registrant’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during the year ended December 31, 2024, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that Anthony Brian Goodman, our Chief Executive Officer and director, and greater than 10% shareholder, failed to timely report two transactions and as a result, one Form 4 was untimely filed; Weiting ‘Cathy’ Feng, our Chief Operating Officer (former director and former Chief Financial Officer), failed to timely report three transactions, and as a result two Form 4s were untimely filed; Aleksandar Milovanović, a greater than 10% shareholder of the Company, failed to timely report nine transactions, and as a result four Form 4s were untimely filed; Snežana Božović, the Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group, and Company Director, failed to timely report one transaction, and as a result, one Form 4 was untimely filed; Philip Moyes, our former director, failed to timely report two transactions, and as a result, one Form 4 was untimely filed; and each of Thomas McChesney and Murray Smith, members of our Board of Directors, failed to timely report two transactions, and as a result each failed to timely file one Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the year ended December 31, 2024 (“2024”), the “stub” period from November 1, 2023 to December 31, 2023 (“Stub 2023”), and the twelve months ended October 31, 2023 (“FY2023”). Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the twelve months ended December 31, 2024, Stub 2023 and FY2023, (ii) were serving as of December 31, 2024, as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end. Calendar year 2024 is our first full year with a December 31 fiscal year-end.

Name and Principal Position	Fiscal Year Ended	Salary ($)	Stock Awards ($)#	All Other Compensation ($)		Total ($)
Anthony B. Goodman	2024	303,600	-	34,386		337,986
CEO, President and Director	Stub 2023	29,040	-	3,194		32,234
	FY2023	161,040	-	17,186	(4)	178,226

Weiting ‘Cathy’ Feng	2024	186,500	-	21,055		207,555
COO, Former CFO and Former Director (1)	Stub 2023	24,200	-	2,662		26,862
	FY2023	134,200	-	14,322	(4)	148,522

Omar Jimenez	2024	251,025	-	-		251,025
Former Chief Financial Officer and Chief Compliance Officer (2)	Stub 2023	50,000	-	-		50,000
	FY2023	300,000	-	-		300,000

Zoran Milošević (3)	2024	93,129	715,000	-		808,129

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

# The fair value of stock- based compensation issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. Please see “NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Stock-Based Compensation”, to the financial statements included under Item 8. Financial Statements and Supplementary Data, for a description of the compensation expense. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(1) On, and effective on, September 9, 2024, the Board of Directors appointed Weiting ‘Cathy’ Feng as Chief Financial Officer (Principal Accounting/Financial Officer) of the Company, to fill the vacancy left by Mr. Jimenez’s departure (see footnote (2)). Effective on March 25, 2025, Ms. Feng stepped down as Chief Financial Officer and Director and Richard Christensen was appointed as the Chief Financial Officer (Principal Accounting/Financial Officer) of the Company.

(2) On September 9, 2024, Omar Jimenez resigned as Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer, effective the same date.

(3) Mr. Milošević serves as the Chief Executive Officer of MeridianBet, which the Company acquired effective April 1, 2024. Compensation in the table above includes the compensation paid to Mr. Milošević for the period from April 1, 2024 to December 31, 2024.

(4) All other compensation only includes the superannuation amount paid pursuant to Australian law. As of December 31, 2024, and 2023, the superannuation payable to Mr. Goodman was $10,796 and $5,015, respectively. As of December 31, 2024, and 2023, total superannuation payable to Ms. Feng was $5,889 and $4,179, respectively.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Anthony Brian Goodman	250,000	(1)(2)	$495,000	(3)
Weiting ‘Cathy’ Feng	125,000	(1)(2)	247,500	(3)
Zoran Milošević	250,000	(1)(2)	495,000	(3)

No executive officer held any option awards as of December 31, 2024.

(1)	Represents restricted stock units (RSUs). Each RSU represents the contingent right to receive, at settlement, one share of common stock.

(2)

Subject to the terms of the award agreements, the RSUs vest, if at all, at the rate of 1/2 of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2024, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10‑K, subject to the holders continued service through the applicable vesting date. RSUs do not expire; they either vest or are canceled prior to the vesting date. The revenue and Adjusted EBITDA goals for the twelve months ended December 31, 2024 were met, and as a result, the RSUs for the year ended December 31, 2024, vested subsequent to December 31, 2024.

(3)	Calculated by multiplying the closing market price of the Company’s common stock on December 31, 2024, $1.98, by the number of units set forth in column (i).

Potential Payments Upon Termination

Pursuant to the employment agreements of Mr. Goodman, Ms. Feng, Zoran Milošević and Snežana Božović, in the event the Company terminates their agreements, other than for cause (defined as gross negligence or willful misconduct which has a material adverse effect on the Company or his/her ability to perform his/her duties under the agreement) or by the executive for good reason (including if the executive terminates the agreement within 30 days following (a) the date the Company has gone into receivership or liquidation; (b) any amount payable by the Company to the executive under the agreement remains unpaid for more than 14 days after the executive has given written notice of default to the Company; (c) without executive’s consent, his/her position or duties are modified by the Company to such an extent that his/her duties are no longer consistent with the positions which they were engaged (as applicable) of the Company; (d) there has been a material breach by the Company of a material term of the employment agreement or executive reasonably believes that the Company is violating any law which would have a material adverse effect on the Company’s operations and such violation continues uncured following 30 days after notice of such breach has been provided to the Company by the Executive, or (e) executive’s compensation is reduced without executive’s consent, or the Company fails to pay to executive any compensation due to him/her after 15 days written notice), the executive is due (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Goodman’s or Mr. Milošević’s or six months of Ms. Feng’s or Ms. Božović’s, then current annual basic salary plus (ii) an amount equal to his/her targeted bonus for the year of termination (the “Severance Payment”); (b) a lump sum cash bonus payment based on prior service in an amount equal to the sum of (i) any unpaid bonus for the prior year that would have been paid had he/she not been terminated prior to such payment plus (ii) his/her targeted bonus for the year of termination multiplied by the number of days in such year preceding the termination date, divided by 365; additionally and notwithstanding anything to the contrary in any equity award agreement, any unvested stock options or other equity compensation (including, but not limited to restricted stock units (RSUs)) previously granted to the executive will vest immediately upon such termination and in the case of stock options, shall be exercisable by executive until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances. Additionally, if any executive is involuntarily terminated, any unvested options held by the applicable executive vest immediately and are exercisable until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

Except as set forth above, upon the termination of the agreements, Mr. Goodman, Ms. Feng, Mr. Milošević and Ms. Božović are entitled to salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which he/she was participating as of the termination date. Additionally, any unvested stock options or unvested equity compensation held by Mr. Goodman, Ms. Feng, Mr. Milošević or Ms. Božović upon such terminations, shall immediately terminate and be forfeited (unless otherwise provided in the applicable award agreement) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity plan, or award agreement, as such may describe the rights and obligations upon termination of employment.

In the event that Mr. Goodman’s, Ms. Feng’s, Mr. Milošević’s or Ms. Božović’s employment is terminated (a) by the Company for any reason other than cause or due to his/her illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined below) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments, the “Change of Control Payment”). If the executive’s employment ends due to a Change of Control termination within six months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for purposes of the agreement. In addition, in the event of a Change of Control, all of the executive’s equity-based compensation (including options and equity subject to vesting) shall immediately vest regardless of whether the executive is retained by the Company or successor following the Change of Control. Additionally, in the event of a Change of Control termination, unvested equity benefits and awards (including options, unvested RSU’s or unvested equity awards) will vest immediately upon such termination and in the case of stock options, shall be exercisable by the executive until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

For purposes of the employment agreements, a “Change of Control” is deemed to occur if (a) any person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities; (b) a merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (c) as a result of the election of members to the Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors as of the applicable dates set forth in the employment agreements, except in the event that such slate of directors is proposed by the Nominating Committee. Notwithstanding the foregoing, if the definition of “Change of Control” in the Company’s Stock Incentive Plans or Equity Compensation Plans (each as amended from time to time) is more favorable to the executive, then such definition shall be controlling for purposes of the agreement.

We have the right to terminate our Employment Agreement with Rich Christensen (as discussed below) at any time, provided that we pay Mr. Christensen (i) a lump sum cash severance payment equal to three months of Mr. Christensen’s then current annual salary, if such termination occurs prior to March 1, 2026, or (ii) a lump sum cash severance payment equal to six months of Mr. Christensen’s then current annual salary, if such termination occurs after March 1, 2026. Mr. Christensen can also terminate the Christensen Employment Agreement at any time for good reason (as defined in the Christensen Employment Agreement), upon which termination we are required to pay Mr. Christensen the same amounts discussed in the preceding sentence. Additionally, in either case, all unvested equity awards held by Mr. Christensen will vest upon his termination.

If the Company terminates the Christensen Employment Agreement for cause or Mr. Christensen terminates the agreement without good reason (as discussed in the Christensen Employment Agreement), we are required to pay Mr. Christensen any unpaid fees and/or unpaid and unreimbursed expenses accrued but unpaid prior to the effective termination date. Additionally, any equity awards held by Mr. Christensen which have not then vested, will terminate.

Employment and Consulting Agreements

Employment Agreement with Mr. Anthony Brian Goodman

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement with Mr. Goodman, the Company’s Chief Executive Officer and director. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020. The agreement was further amended by the entry into a First Amendment to Amended and Restated Employment Agreement on June 18, 2024 and a Second Amendment to Amended and Restated Employment Agreement on March 20, 2025. The agreement, as amended and restated to date, is described below:

The agreement, which provides for Mr. Goodman to serve as the Chief Executive Officer of the Company, was effective October 26, 2020, and remains in effect until August 20, 2027, unless terminated earlier pursuant to its terms, provided that the term of the agreement continues year-to-year thereafter unless either party provides notice to the other of its intent not to renew the agreement at least three months prior to the end of the initial term or any renewal term. Notwithstanding the above, the agreement may be terminated at any time by either party with or without cause. The agreement does not restrict Mr. Goodman’s ability to provide services to Luxor Capital, LLC (“Luxor”), Elray Resources, or Articulate.

Pursuant to the agreement, Mr. Goodman receives an annual salary discussed below, plus a superannuation (an employee funded pension required by the Government of Australia), which is currently equal to 10% of Mr. Goodman’s salary, and pursuant to Australian law is to increase by 0.5% per year, beginning June 30, 2021 (when it increased from 9.5% to 10% and continuing on June 30, 2022, when it increased to 10.5%, June 30, 2023, when it increased to 11% and June 30, 2024, when it increased to 11.5%), until it reaches 12% in 2025 (the “Superannuation”), payable every two weeks. Mr. Goodman’s salary is required to be increased annually in an amount of no less than 10% per annum and may be increased by the Compensation Committee of the Board of Directors annually, or from time to time, in connection with increases in the cost of living, the responsibilities of Mr. Goodman and/or his performance. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Mr. Goodman and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or other equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors).  Pursuant to the aforementioned agreement, Mr. Goodman’s base salary was originally $158,400, and was increased by the contractual minimum increase of 10% to $174,240, effective as of September 1, 2023 and further increased by an amendment to the agreement on June 18, 2024, to $396,000 per year.

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

Additionally, if Mr. Goodman is involuntarily terminated, any unvested options vest immediately and are exercisable until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

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

Employment Agreement with Ms. Weiting ‘Cathy’ Feng

Weiting ‘Cathy’ Feng, the Company’s former Chief Financial Officer and former director, and current Chief Operating Officer, is party to an Employment Agreement with the Company in substantially similar form as Mr. Goodman’s employment agreement as discussed above, which was originally entered into on October 26, 2020, was amended and restated on September 16, 2022 and was further amended by the entry into a First Amendment to Amended and Restated Employment Agreement on June 18, 2024 and a Second Amendment to Amended and Restated Employment Agreement on March 20, 2025, except that the agreement: (a) provides for Ms. Feng to serve as the Chief Operating Officer of the Company; (b) entitles Ms. Feng to continue providing services to Elray Resources, Etrader Enterprise Pty Ltd, and Articulate Pty Ltd.; (c) provides for an annual salary discussed below; and (d) reduces the cash Severance Payment to six months of salary, plus any unpaid bonus for the prior year and the pro rata portion of the targeted bonus for the current year. Pursuant to the aforementioned agreement, Ms. Feng’s base salary was originally $132,000, and was increased by the contractual minimum increase of 10% to $145,200, effective as of September 1, 2023 and further increased by an amendment to the agreement on June 18, 2024, to $216,000 per year.

Employment Agreement with Zoran Milošević

On June 18, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved the Company’s entry into  an Employment Agreement between Meridian Tech d.o.o. (an indirect wholly-owned subsidiary of the Company)(“Meridian Tech”) and Zoran Milošević, the Chief Executive Officer of Meridian Tech, a significant stockholder of the Company and one of the Meridian Sellers (the “Milošević Agreement”).

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

Mr. Milošević’s salary may be increased every 12 months by the Compensation Committee of the Board of Directors of the Company in connection with increases in the cost of living, the responsibilities of Mr. Milošević and/or his performance, and is required to be increased automatically in an amount of not less than 10% per annum. Increases of salary are not required to be set forth in an amendment to the Employment Agreement. Pursuant to the agreement, the Board of Directors has discretion to establish a cash bonus plan payable to Mr. Milošević and to set forth goals in connection with such plan, provided no plan has been established to date. The Board of Directors (or Compensation Committee of the Board of Directors) of the Company may also grant Mr. Milošević bonuses from time to time in its discretion, in cash, stock or the form of options or other equity awards (including Restricted Stock Units), in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors) of the Company. The Board of Directors or Compensation Committee of the Company may also increase Mr. Milošević’s salary from time to time in their discretion.

Pursuant to the agreement, Mr. Milošević is eligible to participate in all benefit programs offered by Meridian Tech to its senior executives. Mr. Milošević is entitled to holidays and annual leave in conformity with Serbian law, along with seven additional days of leave pursuant to the terms of the agreement and up to 14 days per year of sick leave.

The agreement contains standard confidentiality and indemnification requirements. The agreement prohibits Mr. Milošević from competing against Meridian Tech in connection with the business of gaming intellectual property, online raffles, lotteries, tournaments, competitions and sportsbook operations and technology in the U.S.A., the U.K., Malta, Serbia, Montenegro, Cyprus, Tanzania, Kenya, Belgium, Peru, Curacao, South Africa and Bosnia, for a period of one year from the date of termination of the agreement. During the same one-year period, Mr. Milošević is also prohibited from directly or indirectly soliciting customers or suppliers of Meridian Tech.

The agreement may be terminated by Meridian Tech (a) with not less than 2 weeks’ notice to Mr. Milošević of him being adjudicated disabled due to illness or accident (i.e., in the event he is incapacitated for six months in any 24 month period); or (b) immediately if he (i) commits any act of dishonesty, fraud, willful disobedience, misconduct or breach of duty; (ii) breaches any terms of the non-compete; (iii) materially breaches the employment agreement, and fails to cure such breach within 14 days after notice thereof is provided to Mr. Milošević; or (iv) is of unsound mind, each as determined in the reasonable discretion of the independent members of the Board of Directors of the Company acting in good faith (without the vote of Mr. Milošević)(each an “Immediate Company Termination”). Mr. Milošević may terminate the agreement immediately, and for 30 days after each of the following events, for good reason, if (a) Meridian Tech has gone into bankruptcy; (b) any amount owed to him under the agreement is not paid within 14 days after notice of such non-payment is provided to Meridian Tech; (c) without Mr. Milošević’s consent, his position or duties are modified by Meridian Tech to such an extent that his duties are no longer consistent with the position of CEO of Meridian Tech; (d) there has been a material breach by Meridian Tech of a material term of the agreement or Mr. Milošević reasonably believes that Meridian Tech is violating any law which would have a material adverse effect on Meridian Tech’s operations and such violation continues uncured following 30 days after such breach and after notice thereof has been provided to Meridian Tech; or (e) Mr. Milošević’s compensation is reduced without his consent, or Meridian Tech fails to pay him any compensation due to him after 15 days written notice of such failure.

If Mr. Milošević’s employment agreement is terminated (a) by Meridian Tech without Cause (discussed below), or pursuant to an Immediate Company Termination, except due to his disability, or (b) by Mr. Milošević for good reason (each a “Severance Termination”), Meridian Tech is required to pay Mr. Milošević severance pay in an amount equal to (a) a lump sum cash severance payment equal to the sum of (i) 18 months of his then current annual basic salary plus (ii) an amount equal to his targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”); and (b) he is also entitled to a lump sum cash bonus payment based on prior service in an amount equal to the sum of (i) any unpaid bonus for the prior year that would have been paid had he not been terminated prior to such payment plus (ii) his targeted bonus for the year of termination multiplied by the number of days in such year preceding the termination date, divided by 365; additionally and notwithstanding anything to the contrary in any equity award agreement, any unvested stock options or other equity compensation (including, but not limited to restricted stock units (RSUs)) previously granted to Mr. Milošević will vest immediately upon such termination and in the case of stock options, shall be exercisable by Mr. Milošević until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances. For purposes of the agreement, the term for “Cause” means because of gross negligence or willful misconduct by Mr. Milošević either in the course of his employment or Mr. Milošević’s ability to perform adequately and effectively his duties under the agreement as determined in the reasonable good faith determination of the independent members of the Board of Directors of the Company.

Separately, in the event that Mr. Milošević’s employment is terminated (a) by Meridian Tech for any reason other than Cause or an Immediate Company Termination, (ii) by the death of Mr. Milošević, or (iii) by Meridian Tech without Cause, or (b) by Mr. Milošević for good reason (as applicable, a “Change of Control Termination”) during the twelve month period following a Change of Control (discussed below) or in anticipation of a Change of Control, Meridian Tech is required to pay Mr. Milošević, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of Mr. Milošević (less any actual payments made in connection with any severance payments made in connection with the preceding paragraph); and (b) the amount of the most recent bonus paid to Mr. Milošević for the last completed fiscal year, if any (less any actual payments made in connection with any severance payment made pursuant to the preceding paragraph)((a) and (b), the “Change of Control Payment”). If Mr. Milošević’s employment ends due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control”. In addition, in the event of a Change of Control, all of Mr. Milošević’s equity-based compensation (including options and equity subject to vesting) shall immediately vest regardless of whether Mr. Milošević is retained by Meridian Tech or successor following the Change of Control. Additionally, in the event of a Change of Control Termination, unvested equity benefits and awards (including options, unvested RSU’s or unvested equity awards) will vest immediately upon such termination and in the case of stock options, shall be exercisable by Mr. Milošević until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

“Change of Control” means the happening of any of the following without the prior written approval of Mr. Milošević: (i) any person or entity is or becomes the beneficial owner, directly or indirectly, of securities of Meridian Tech representing more than 50% of the total voting power represented by Meridian Tech’s then outstanding voting securities; (ii) a merger or consolidation of Meridian Tech whether or not approved by the Board of Directors of Meridian Tech, other than a merger or consolidation that would result in the voting securities of Meridian Tech outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of Meridian Tech or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of Meridian Tech approve a plan of complete liquidation of Meridian Tech or an agreement for the sale or disposition by Meridian Tech of all or substantially all of Meridian Tech’s assets; or (iii) as a result of the election of members to the Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors as of June 18, 2024 (including Mr. Milošević), except in the event that such slate of directors is proposed by the Board of Directors of Meridian Tech.

Pursuant to the agreement, the Company has the right to clawback amounts paid to Mr. Milošević pursuant to the Company’s Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation.

Employment Agreement with Snežana Božović

On June 18, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved the Company’s entry into an Employment Agreement between Meridian Tech and Snežana Božović, an employee of Meridian Tech, one of the Meridian Sellers and a current director of the Company (the “Božović Agreement”).

The Božović Agreement has substantially similar terms as the Milošević Agreement, except that it provides for Ms. Božović to serve as an employee of Meridian Tech; provides for a Basic Salary of $216,000, a Monthly Salary of $145,200, and a Quarterly Salary of $70,800; and provides for a six months Severance Payment.

Employment Agreement with Rich Christensen

On March 5, 2025, the Board of Directors of the Company appointed Richard Christensen as the Chief Financial Officer (Principal Accounting/Financial Officer) of the Company (the “Appointment”), which Appointment is effective on the day following the day that the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was filed with the SEC (the “Filing Date”), which appointment was effective on March 25, 2025.

On March 7, 2025, and effective on March 1, 2025, the Company entered into an Executive Employment Agreement with Mr. Christensen (the “Christensen Employment Agreement”). Pursuant to the Christensen Employment Agreement, the Company agreed to engage Mr. Christensen as a non-executive employee of the Company prior to the day following the Filing Date, and the Chief Financial Officer (“CFO”) of the Company, beginning effective on the day following such Filing Date (which appointment was effective March 25, 2025). The Christensen Employment Agreement provides for Mr. Christensen to be paid an annual salary of $330,000, and to receive 75,000 restricted stock units (the “RSUs”) and a $75,000 contingent cash bonus upon his entry into the Christensen Employment Agreement, which RSUs were granted on March 7, 2025.

The RSUs and contingent cash bonus will vest to Mr. Christensen to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company, and that he remains employed by the Company through the applicable vesting dates, subject to certain customary accelerated vesting terms:

	Revenue Targets			AEBITDA Targets
Performance Period	Target Goal	RSUs Vested	Cash Bonus Payable	Target Goal	RSUs Vested	Cash Bonus Payable
Year ended December 31, 2025	2024 Revenue * 1.1	*	**	2024 AEBITDA * 1.1	*	**
Year ended December 31, 2025	2024 Revenue * 1.2	*	**	2024 AEBITDA * 1.2	*	**

* 25% of the total RSUs granted to each recipient.

** 25% of the total contingent cash bonus granted.

The RSUs were granted pursuant to, and subject in all cases to, the terms of the Company’s 2023 Equity Incentive Plan.

Additionally, the Board of Directors, with the recommendation of the Compensation Committee, may grant Mr. Christensen bonuses from time to time in its discretion, in cash or equity and/or increase his salary, which increases are not required to be set forth in an amendment to the agreement. The Christensen Employment Agreement includes customary assignment of inventions, confidentiality, indemnification, non-disclosure and proprietary right requirements of Mr. Christensen, and a prohibition on Mr. Christensen competing against us during the term of the agreement.

The Christensen Employment Agreement continues in effect until terminated by either party.

We have the right to terminate the Christensen Employment Agreement at any time, provided that we pay Mr. Christensen (i) a lump sum cash severance payment equal to three months of Mr. Christensen’s then current annual salary, if such termination occurs prior to March 1, 2026, or (ii) a lump sum cash severance payment equal to six months of Mr. Christensen’s then current annual salary, if such termination occurs after March 1, 2026. Mr. Christensen can also terminate the Christensen Employment Agreement at any time for good reason (as defined in the Christensen Employment Agreement), upon which termination we are required to pay Mr. Christensen the same amounts discussed in the preceding sentence. Additionally, in either case, all unvested equity award held by Mr. Christensen will vest upon his termination.

We are also able to terminate the Christensen Employment Agreement at any time, without notice upon: (a) the death or physical or mental incapacity of Mr. Christensen, if as a result of which Mr. Christensen is unable to perform services for a period in excess of 90 consecutive days or 180 days in any 12-month period; (b) for “cause”, which means the occurrence of any of the following events: (i) Mr. Christensen materially breaches any obligation, duty, covenant or agreement under the Christensen Employment Agreement, which breach is not cured or corrected within thirty (30) days of written notice thereof from the Company; or (ii) Mr. Christensen’s willful failure or refusal to perform or nonperformance of his duties required by the Christensen Employment Agreement or assigned by the Company, whether through the Board of Directors or the Chief Executive Officer, provided that Mr. Christensen shall have first received written notice from the Company stating with specificity the nature of such failure and refusal and affording Mr. Christensen an opportunity, as soon as practicable, to correct the acts or omissions complained of, and failure of Mr. Christensen to cure such failure or refusal within thirty (30) days after written notice; or (iii) any gross negligence or willful misconduct of Mr. Christensen with regard to the Company or any of its subsidiaries resulting in a material economic loss to the Company or material damage to the Company’s reputation or business relationships; or (iv) if Mr. Christensen commits any act of misappropriation of funds or embezzlement; or (v) if Mr. Christensen commits any act of fraud; or (vi) if Mr. Christensen is convicted of, or pleads guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law; and, in the case of any of the above offenses, such offense casts reasonable doubt on Mr. Christensen’s ability to perform his duties going forward.

If the Company terminates the Christensen Employment Agreement for cause or Mr. Christensen terminates the agreement without good reason (as discussed in the Christensen Employment Agreement), we are required to pay Mr. Christensen any unpaid fees and/or unpaid and unreimbursed expenses accrued but unpaid prior to the effective termination date. Additionally, any equity awards held by Mr. Christensen which have not then vested, will terminate.

Incentive compensation paid pursuant to the terms of the Christensen Employment Agreement is subject to clawback pursuant to the terms of applicable law and our previously adopted clawback policy.

Consulting Agreement with Mr. Omar Jimenez (Terminated); Separation and Release Agreement

On April 22, 2021, the Company entered into a Consulting Agreement with Omar Jimenez, who was appointed as Chief Financial Officer/Chief Compliance Officer on the same date. The Consulting Agreement provided for Mr. Jimenez to be paid $12,500 per month (which could be increased from time to time with the mutual consent of Mr. Jimenez and the Company and which salary was increased to $25,000 per month on January 26, 2022, effective January 1, 2022), to be granted options to purchase 50,000 shares of common stock (with an exercise price of $9.910 per share), which expired unexercised on April 23, 2023.

On September 9, 2024, Omar Jimenez resigned as Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer, effective the same date and we and Mr. Jimenez entered into a Separation and Release Agreement (the “Separation Agreement”).

Under the Separation Agreement, the Company agreed to pay Mr. Jimenez (a) $50,000; and (b) reimburse Mr. Jimenez for $1,025 of prior business expenses (collectively, (a) and (b), the “Severance Payment”). Under the Separation Agreement, Mr. Jimenez provided a customary general release to the Company, the Company provided a release to Mr. Jimenez, subject to certain exceptions, and Mr. Jimenez also agreed to certain confidentiality, non-disclosure, non-solicitation, non-disparagement, and cooperation covenants in favor of the Company.

DIRECTORS COMPENSATION

Summary Director Compensation Table

We pay our Board members monthly cash compensation and grant our Board members stock-based compensation from time to time, as consideration for their services to the Board. Our executive officers are not paid any consideration for their service to the Board separate from the consideration they are paid as executive officers of the Company, as shown above.

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		All other compensation	Total ($)
Thomas E. McChesney	77,500	-		-	77,500
Murray G. Smith	77,500	-		-	77,500
William Scott (2)	61,136	143,000	(4)	-	204,136
Philip Daniel Moyes (3)	16,591	-		-	16,591

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

(1) As of December 31, 2024, the following RSUs were outstanding and held by each of the above non-executive directors Thomas E. McChesney – 50,000; Murray G. Smith – 50,000; and William Scott – 50,000. Each RSU represents the contingent right to receive, at settlement, one share of common stock. The following options were outstanding and held by each of the above non-executive directors, Thomas E. McChesney – 60,000; and Murray G. Smith – 100,000.

(2) Appointed effective April 5, 2024.

(3) Resigned effective April 5, 2024.

(4) Represents the value of 50,000 RSUs granted to Mr. Scott on May 9, 2024, which were to vest, if at all, at the rate of 1/2 of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2024, which have vested in full to date.

Board of Director Fees

Independent Directors received $5,000 per month of compensation through June 1, 2024, when the Compensation Committee agreed to increase the monthly retainer payable to non-executive independent Board members from $5,000 to $7,500 per month, effective immediately.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock, Series B Voting Preferred Stock and Series C Preferred Stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as such term is defined under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”); and (iv) all of our current executive officers and directors as a group, as of April 29, 2025 (the “Date of Determination”).

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

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company, and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3651 Lindell Road Street, Suite D131, Las Vegas, Nevada 89103.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned	Series B Voting Preferred Stock Beneficially Owned (1)	Percent of Series B Voting Preferred Stock Beneficially Owned	Series C Preferred Stock Beneficially Owned (2)	Percent of Series C Preferred Stock Beneficially Owned	Total Voting Shares (3)	Percent of Total Voting Shares
Named Executive Officers and Directors:
Anthony Brian Goodman	17,374,562	(4)(5)	12.5%	1,000	100%	—	—%	23,874,562	15.6%
Rich Christensen	—	(5)	—	—	—	—	—	—	—
Weiting ‘Cathy’ Feng	2,816,231	(5)	2.0%	—	—	—	—	2,816,231	1.8%
Zoran Milošević	9,057,764	(5)(6)(7)	6.6%	—	—	100	10.0%	9,807,664	6.4%
Snežana Božović	4,514,888	(5)(8)	3.3%	—	—	50	5.0%	4,889,838	3.2%
Thomas E. McChesney	304,710	(5)	* %	—	—	—	—	304,710	*
Murray G. Smith	225,000	(5)(9)	* %	—	—	—	—	125,000	*
William Scott	50,000	(5)	* %	—	—	—	—	50,000	*
Omar Jimenez(£)	—		—	—	—	—	—	—	—
All directors and executive officers as a group (eight persons)	34,343,155		24.7%	1,000	100%	150	15.0%	41,868,005	27.3%

Greater Than 5% Stockholders:
Aleksandar Milovanović (10)	84,609,513	(11)	61.2%	—	—	850	85.0%	90,983,663	59.4%

* Under 1%.

28

(£)

Former Named Executive Officer, no longer serving as an officer or director of the Company. Beneficial ownership is based on either (a) the last beneficial ownership disclosed to the Company from such persons; or (b) the record shareholders list of the Company as of the Date of Determination, and may not reflect the total number of shares of common stock of the Company beneficially owned by the noted individual as of such date.

(1)

Each share of Series B Voting Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series B Preferred Stock).

(2)

Each share of Series C Preferred Stock entitles the holder to 7,500 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (7,500,000 votes in aggregate for all outstanding shares of Series C Preferred Stock), and also has certain director appointment rights discussed below under “Series C Preferred Stock”.

(3)

Based on 153,231,978 total voting shares, including 138,231,978 shares voted by the common stock, 7,500,000 shares voted by the Series B Voting Preferred Stock and 7,500,000 shares voted by the Series C Preferred Stock.

(4)

Ownership includes 8,904,079 shares of common stock, and 1,000 shares of Series B Voting Preferred Stock individually and 7,470,483 shares of common stock beneficially owned by Luxor Capital, LLC, which entity, and shares, Mr. Goodman is deemed to beneficially own. Also includes 1,000,000 shares which may be issuable to Mr. Goodman upon the conversion of the 1,000 shares of Series B Preferred Stock which he holds.

(5)

Does not include shares of common stock issuable upon the settlement of outstanding Restricted Stock Units which are subject to vesting and/or not subject to vesting within 60 days of the Date of Determination.

(6)

Ownership includes 9,507,664 shares of common stock, and 100 shares of Series C Preferred Stock. Also includes 100 shares which may be issuable to Mr. Milošević upon the conversion of the 100 shares of Series C Preferred Stock.

(7)	These shares are also subject to an Amended and Restated Nominating and Voting Agreement, discussed in greater detail below under “Nominating and Voting Agreement”.

(8)

Ownership includes 4,514,838 shares of common stock, and 50 shares of Series C Preferred Stock. Also includes 50 shares which may be issuable to Ms. Božović upon the conversion of the 50 shares of Series C Preferred Stock.

(9)	Includes options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.67 per share, which are vested in full and exercisable within 60 days of the Date of Determination.

(10)	Address: Drinicka 2 Belgrade, Serbia.

(11)

Ownership includes 84,608,663 shares of outstanding common stock, and 850 shares of Series C Preferred Stock. Also includes 850 shares which may be issuable to Mr. Milovanović upon the conversion of the 850 shares of Series C Preferred Stock.

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

Additionally, for so long as (a) the Company’s Board of Directors has at least five members [as it does currently]; and (b) the Meridian Sellers collectively beneficially own more than 40% of the Company’s outstanding common stock (without taking into account shares voted by, or convertible into pursuant to, the Series C Preferred Stock)[as they do currently] and for so long as the Series C Preferred Stock is outstanding, the holders of the Series C Preferred Stock, voting separately, have the right to designate for appointment, and appoint, two members to the Company’s Board of Directors (the “Series C Directors”). If (x) the Company’s Board of Directors has less than five members, or (y) the Meridian Sellers ever collectively beneficially own 40% or less of the Company’s outstanding common stock, the holders of the Series C Preferred Stock, voting separately, will have the right to designate for appointment, and appoint, one member to the Board of Directors. The holders of the Series C Preferred Stock also have the sole right to remove such persons solely appointed by the Series C Preferred Stock and to fill vacancies in such appointees.

See also the following table summarizing the above director appointment rights provided to the holders of the Series C Preferred Stock:

Percent Beneficial Ownership of Common Stock held by the Meridian Sellers	Total Directors on the Board of Directors	Total Directors the Holders of the Series C Preferred Stock Can Appoint
Greater than 40%	Five	Two
	Less than five	One
40% or less, but at least 10%	Any number	One
Less than 10%	Any number	None (because under that threshold, the Meridian Sellers’ Series C Preferred Stock automatically converts into common stock, meaning the Director-appointment right terminates)

 Notwithstanding the above, as of the date of this Report the holders of the Series C Preferred Stock have nominated two people to the Board of Directors, William Scott, and Snežana Božović. Only the holders of the Series C Preferred Stock have the right to vote for the Series C Directors, Mr. Scott and Ms. Božović, at meetings of stockholders.

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement, the Company entered into a Nominating and Voting Agreement between the Company, Anthony Brian Goodman, the Company’s Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman (“Luxor”), and each of the Meridian Sellers.

On January 29, 2025, we, Mr. Goodman and Luxor, and each of the Meridian Sellers entered into an Amended and Restated Nominating and Voting Agreement (the “Voting Agreement”).

The Voting Agreement, effective January 29, 2025 provides for the Board of Directors (the “Board”) of the Company to consist of up to six (6) members, of which two may be appointed by the Meridian Sellers as holders of the Series C Preferred Stock of the Company, and four (4) of which may be appointed by the Company’s Nominating and Corporate Governance Committee, provided that upon the effectiveness of the resignation of Weiting (Cathy) Feng as a member of the Board, which was effective on March 25, 2025, the Board shall consist of up to five (5) members, of which two may be appointed by the Meridian Sellers as holders of the Series C Preferred Stock of the Company and three (3) of which may be appointed by the Nominating and Corporate Governance Committee.

The Voting Agreement requires the Meridian Sellers, until the earlier of (a) April 9, 2026; (b) the date that the Meridian Sellers have each provided the Company written notice of their intent to terminate the Voting Agreement, at any time after the Day-to-Day Management Agreement made and entered into as of April 9, 2024, by and between the Company and Milošević has been terminated pursuant to its terms (which agreement is discussed in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence— Sale and Purchase Agreement of Share Capital and Related Transactions—Day-to-Day Management Agreement”); and (c) the date that the Company’s Independent Directors and Meridian Sellers mutually agree to terminate the Voting Agreement to:

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

The Nominating and Corporate Governance Committee is required to be made up solely of two independent directors, one of whom will be the independent Board member appointed to the Board by the Meridian Sellers, who will chair the Nominating and Corporate Governance Committee, and one of whom will be an independent Director appointed by the full Board of Directors of the Company. The current Nominating and Corporate Governance Committee is made up of William Scott, Chairman of the Nominating and Corporate Governance Committee and Thomas E. McChesney, each members of the Board. If the Nominating and Corporate Governance Committee becomes deadlocked on a nominee, then the independent Director(s) on the Board will have the right to vote, and to collectively break the voting tie (voting by majority).

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

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	490,000	$2.23	27,758,485
Equity compensation plans not approved by security holders	-	-	-
Total	490,000	$2.23	27,758,485

(1)	Represents awards made under, and available for future awards under, the 2018 Equity Incentive Plan, 2022 Equity Incentive Plan, and 2023 Equity Incentive Plan, each discussed below.

Description of Equity Plans

2018 Equity Incentive Plan

On January 3, 2018, the Board of Directors of the Company and the stockholders of the Company approved the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on January 3, 2018.

The 2018 Plan provides an opportunity for any employee, director or consultant of the Company, subject to limitations provided by federal or state securities laws and the terms of the 2018 Plan, to receive incentive stock options or nonqualified stock options. In making such determinations, the Board may consider the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board in its discretion shall deem relevant.

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

As of December 31, 2024 and as of the date of this Report, a total of 19,783,639 and 19,855,826, shares of common stock remained eligible for awards under the 2018 Plan.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is the sum of (i) 5,000,000 shares, and (ii) an annual increase on May 1st of each calendar year, beginning in 2023 and ending in 2032, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 1,000,000 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 10,000,000 total awards and 10,000,000 incentive stock options may be granted pursuant to the terms of the 2022 Plan.

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

As of December 31, 2024, and as of the date of this Report, a total of 1,176,700 and 1,184,575, shares of common stock remained eligible for awards under the 2022 Plan.

2023 Equity Incentive Plan

On October 20, 2023, the Board of Directors adopted, subject to the ratification by the majority stockholders of the Company, which ratification occurred on March 19, 2024, the Company’s 2023 Equity Incentive Plan (the “2023 Plan”).

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) five million (5,000,000) shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) five million (5,000,000) shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 50,000,000 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 50,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options. On April 1, 2024, the number of shares eligible for issuance under the 2023 Plan increased automatically by 1,808,146 shares and on April 1, 2025, the number of shares eligible for issuance under the 2023 Plan increased by 3,632,000 shares (the Board took action prior to April 1, 2025, to limit the automatic increase under the 2023 Plan, which would have increased by 5,000,000 shares, to 3,632,000 shares, to take into account a total of 1,368,000 of awards made under the 2022 Plan, after the adoption of the 2023 Plan).

The maximum number of shares subject to awards granted during a single calendar year to any non-employee director, taken together with any cash fees paid during the compensation year to the non-employee director, in respect of the director’s service as a member of the Board during such year (including service as a member or chair of any committees of the Board), will not exceed (i) $750,000 in total value or (ii) in the event such non-employee director is first appointed or elected to the Board during such fiscal year, and/or in the case that the Non-employee director is serving as non-employee Chairperson of the Board, $1,000,000 in total value (calculating the value of any such awards based on the grant date fair value of such awards for financial reporting purposes). Compensation will count towards this limit for the calendar year in which it was granted or earned, and not later when distributed, in the event it is deferred.

On or after the date of grant of an award under the 2023 Plan, the Board of Directors may (i) accelerate the date on which any such award becomes vested, exercisable or transferable, as the case may be, (ii) extend the term of any such award, including, without limitation, extending the period following a termination of a participant’s employment during which any such award may remain outstanding, or (iii) waive any conditions to the vesting, exercisability or transferability, as the case may be, of any such award; provided, that the Administrator shall not have any such authority to the extent that the grant of such authority would cause any tax to become due under Section 409A of the Internal Revenue Code.

No awards are issuable by the Company under the 2023 Plan (a) in connection with services associated with the offer or sale of securities in a capital-raising transaction; or (b) where the services directly or indirectly promote or maintain a market for the Company’s securities.

The 2023 Plan will automatically terminate on the 10th anniversary of original approval date of the 2022 Plan (October 20, 2033). However, prior to that date, the Company’s Board of Directors may amend or terminate the 2023 Plan as it deems advisable, but it cannot adopt an amendment if it would (1) without a grantee’s consent, materially and adversely affect that grantee’s award; or (2) without stockholder approval, increase the number of shares of the Company’s common stock that can be awarded under the 2023 Plan, except as provided for therein.

As of December 31, 2024 and the date of this Report, a total of 6,798,146 and 9,310,146 shares of common stock remained eligible for awards under the 2023 Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions over the last two fiscal years, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the Company’s total assets at year-end for the last two completed fiscal years, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

Related Party Transactions

Aleksandar Milovanović, Zoran Milošević and Snežana Božović

On April 9, 2024, the Company completed the acquisition of 100% of MeridianBet Group, from the Meridian Sellers, effective for all purposes as of April 1, 2024.

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

Aleksandar Milovanović, Zoran Milošević and Snežana Božović

On April 9, 2024, the Company completed the acquisition of 100% of MeridianBet Group, from the Meridian Sellers, effective for all purposes as of April 1, 2024.

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

Zoran Milošević, Meridian Tech d.o.o.’s Chief Executive Officer

Mr. Zoran Milošević has been serving as the Chief Executive Officer of the MeridianBet Group since 2008. On June 18, 2024, an Employment Agreement was entered into between Meridian Tech d.o.o. (an indirect wholly-owned subsidiary of the Company) (“Meridian Tech”) and Mr. Milošević, the Chief Executive Officer of Meridian Tech, a significant stockholder of the Company and one of the Meridian Sellers, as discussed in greater detail above under “Item 11. Executive Compensation—Employment and Consulting Agreements—Employment Agreement with Zoran Milošević”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

Snežana Božović, Chief Operating Officer of Meridian Serbia, Seretary of MeridianBet Group and Company Director (Series C Preferred Director)

Ms. Snežana Božović has been serving as the Secretary of the MeridianBet Group since 2008 and as the Chief Operating Officer of Meridian Serbia since May 2022. Since January 2025, she has served as a member of the Board of Directors of the Company.

On June 18, 2024, an Employment Agreement was entered into between Meridian Tech and Snežana Božović, an employee of Meridian Tech, and one of the Meridian Sellers (the “Božović Agreement”), as discussed in greater detail above under “Item 11. Executive Compensation—Employment and Consulting Agreements—Employment Agreement with Snežana Božović”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

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

Anthony Brian Goodman, the Company’s Chief Executive Officer and Director

Mr. Anthony Brian Goodman has been serving as the Director and Chief Executive Officer of the Company since 2016.

                Mr. Goodman’s employment agreement with the Company is discussed in greater detail above under “Item 11. Executive Compensation—Employment and Consulting Agreements—Employment Agreement with Mr. Anthony Brian Goodman”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Weiting ‘Cathy’ Feng the Company’s Chief Operating Officer

On June 18, 2024, the Company entered into a First Amendment to First Amended and Restated Employment Agreement (“Feng Agreement”) with Ms. Feng to increase the annual basic salary payable to Ms. Feng to $216,000 per year, plus Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 11.5%), as discussed in greater detail above under “Item 11. Executive Compensation—Employment and Consulting Agreements—Employment Agreement with Ms. Weiting ‘Cathy’ Feng”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Philip D. Moyes, a former member of the Board of Directors of the Company

Mr. Philip D. Moyes resigned as a member of the Board of Directors on April 5, 2024, and effective at the closing of the acquisition MeridianBet Group pursuant to the Meridian Purchase Agreement (the “Meridian Purchase”), which resignation was a required condition to the closing of the transactions contemplated by the Meridian Purchase Agreement. The Board of Directors also agreed to accelerate the vesting of the Restricted Stock Units held by Mr. Moyes (50,000 RSUs, which have been settled by the issuance of the same number of shares of common stock), as of the closing date of the Meridian Purchase Agreement.

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

The agreement currently provides for an annual salary of $108,000 per year, plus a Superannuation (currently 11%), subject to annual increases in the discretion of the Audit Committee of the Company. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Directors or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion.  Effective October 1, 2023, Mr. Goodman’s salary ($5,000 per month) was increased to $7,000 per month.

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

In connection with the entry into the employment agreement, the Company granted Mr. Brett Goodman options to purchase 50,000 shares of the Company’s common stock, evidenced by a Notice of Grant of Stock Options and Stock Option Award Agreement (the “Option Agreement”), with an exercise price equal to $3.98 per share, the closing sales price of the Company on the Nasdaq Capital Market on the date the grant was approved by the Board of Directors of the Company. A total of 1/2 of the options vested on August 22, 2023, and the other 1/2 of the options vested on August 22, 2024, as a result of Mr. Brett Goodman’s continued service with the Company on such vesting date and such options shall expire if unexercised on February 22, 2025. The options were granted under, and subject to the terms and conditions of, the Company’s 2018 Equity Incentive Plan.

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

During the twelve months ended December 31, 2024, total salary paid to Mr. Brett Goodman was $94,000. As of December 31, 2024, total salary payable to Mr. Goodman was $0, and the superannuation payable was $2,970.

On January 12, 2025, the Board of Directors, with the recommendation of the Compensation Committee, approved the grant of an aggregate of 50,000 Restricted Stock Units to Brett Goodman,  who is part of the management of Global Technology Group Pty Ltd, a wholly-owned subsidiary of the Company, which vest at the rate of 1/4th of such Restricted Stock Units, on each of March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, subject to Mr. Goodman continuing to provide services to Global Technology Group Pty Ltd, on such vesting dates, subject to certain customary accelerated vesting terms.

Articulate Pty Ltd (“Articulate”), 50% owned by Marla Goodman (wife of the Company’s Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s Chief Executive Officer

(a) License Agreement:

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

Revenues from Articulate were $192,807 and $579,325, during the twelve months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, and 2023, the amount receivable from Articulate was $313,509 and $270,702, respectively.

(b) Offset accounts payable with accounts receivable:

On October 14, 2022, the Company and Articulate reached an agreement, and entered into a memorandum dated as of the same date, to offset accounts payable with accounts receivable in the amount of $77,019.

Richard B. Christensen, Chief Financial Officer/Chief Compliance Officer

We entered into an Employment Agreement with Mr. Christensen discussed in greater detail above under “Item 11. Executive Compensation—Employment and Consulting Agreements—Employment Agreement with Employment Agreement with Rich Christensen”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”.

Omar Jimenez, former Chief Financial Officer/Chief Compliance Officer

Mr. Omar Jimenez served as the Chief Financial Officer/Chief Compliance Officer of the Company from April 2021 to September 9, 2024.

Effective on September 9, 2024, Mr. Omar Jimenez and the Company agreed to mutually terminate the services of Mr. Jimenez as Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer of the Company, effective the same date, and entered into a Separation and Release Agreement, as discussed in greater detail above under “Item 11. Executive Compensation—Employment and Consulting Agreements—Consulting Agreement with Mr. Omar Jimenez (Terminated); Separation and Release Agreement”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence”. On September 18, 2024, the Company paid $51,025 to Mr. Omar Jimenez as a severance payment and reimbursement of business expenses.

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

Effective on December 7, 2022, the Company entered into a Software License Agreement (the “License Agreement”) with Elray Resources Inc. Mr. Anthony Brian Goodman, Chief Executive Officer, President, Secretary, Treasurer and then Chairman of the Company and Weiting ‘Cathy’ Feng, Chief Operating Officer and then director of the Company, currently serve as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Goodman) and Treasurer and Director (Feng), respectively, of Elray.

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

Sale and Purchase Agreement of Share Capital and Related Transactions

Pursuant to the terms of the Meridian Purchase Agreement, at the closing of the Meridian Purchase, on April 9, 2024, the Company (A) issued 82,141,857 restricted shares of the Company’s common stock to the Meridian Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock; (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

In addition to amounts paid at the closing, we were required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the Purchase, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 (the “Contingent Cash Consideration”) and (ii) 5,000,000 restricted shares of common stock (the “Contingent Shares”, and together with the Contingent Cash Consideration, the “Contingent Post-Closing Consideration”) which is due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Conditions (defined below) have been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date and the “Post-Closing Conditions” are as follows: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Meridian Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter; and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date and $10,000,000 is due 18 months after the closing date.

On or around May 17th or May 20, 2024, the Company paid $11 million of the Deferred Cash Consideration to the Meridian Sellers.

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the Meridian Purchase Agreement, and pursuant to the power provided to the Company by the Articles of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock. The Series C Preferred Stock is described in greater detail above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Series C Preferred Stock”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement, the Company entered into a Nominating and Voting Agreement between the Company, Anthony Brian Goodman, the Company’s Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Meridian Sellers, which has been amended and restated to date, and which is discussed in greater detail under above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Nominating and Voting Agreement”, and is incorporated by reference into this “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Day-to-Day Management Agreement

Also on April 9, 2024, as a required term of, and in connection with, the closing of the Meridian Purchase Agreement, the Company and Zoran Milošević (one of the Meridian Sellers) entered into a Day-to-Day Management Agreement (“Management Agreement”), which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer of the MeridianBet Group), while the Voting Agreement is in place. The purpose of the agreement is to ensure the continued running of the MeridianBet Group in their ordinary course, for a finite period of time, by one or more individuals who (i) have grown such entities to their current, profitable levels, earning them an important level of corporate and business knowledge; and (ii) have the native-language abilities to easily communicate with mid-level and low-level employees, among other material advantages. The violation of that materiality-based restriction would also raise an option for the Meridian Sellers to suspend or terminate (at their discretion) the Voting Agreement. The Management Agreement does not, other than in connection with the day-to-day operations of the MeridianBet Group, restrict the Board of Directors or management’s ability to manage the MeridianBet Group or the Company as a whole.

Pursuant to the Management Agreement, Mr. Milošević will serve as the manager of the MeridianBet Group and will supervise and direct the day-to-day operation of the MeridianBet Group as Chief Executive Officer thereof. The initial term of the Management Agreement is two years (i.e., until April 9, 2026), unless otherwise extended with the mutual agreement of the parties. Mr. Milošević has the right to terminate the Management Agreement immediately upon the termination of the Voting Agreement; and Mr. Milošević has the right to terminate the Voting Agreement immediately upon the expiration or termination of the Management Agreement.

The Management Agreement may also be terminated in writing by a non-breaching party in the event of the other party’s (i) fraud, gross negligence or willful misconduct in the performance of its obligations under the Management Agreement; or (ii) the breach by the other party of any of its obligations under the Management Agreement, if such breach is not cured within such 30 days after written notice to the breaching party is provided by the non-breaching party, or if such breach cannot reasonably be cured within 30 days, if such breaching party fails to commence the cure thereof within said 30 day period and thereafter fails to diligently pursue said cure or if such breaching party fails to complete said cure within 60 days of such breach.

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

Pursuant to the Management Agreement, at least once per calendar year, but more frequently at the request of Mr. Milošević and/or the Company’s Chief Executive Officer (the “CEO”)(but not more frequently than semi-annually), Mr. Milošević shall prepare a budget for the upcoming year (or such shorter period as the parties may in their discretion determine) for the MeridianBet Group (the “Budget”), which is required to be approved by the CEO.

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

June 2024 Debt Conversion Agreement

Also on June 17, 2024, the Company entered into a Debt Conversion Agreement (the “June 2024 Debt Conversion Agreement”) with Aleksandar Milovanović, one of the Meridian Sellers, and the then 58.5% stockholder of the Company. Pursuant to the June 2024 Debt Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $4,000,000 of the Deferred Cash Consideration into an aggregate of 1,333,333 shares of restricted common stock of the Company, based on a conversion price of $3.00 per share (the “Debt Conversion Shares”).

Pursuant to the Debt Conversion Agreement, which included customary representations and warranties of the parties, Milovanović agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of $4 million of the Deferred Cash Consideration including all accrued and unpaid interest thereon.

Deferred Cash Convertible Promissory Note

Also on June 17, 2024, the Company entered into a Deferred Cash Convertible Promissory Note with Milovanović (the “Deferred Cash Convertible Promissory Note”) which had a principal balance of $3 million and did not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the Deferred Cash Convertible Promissory Note is due and payable on December 17, 2025, unless earlier paid. Milovanović has the right, from time to time, to declare the principal amount of the Deferred Cash Convertible Promissory Note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

The Deferred Cash Convertible Promissory Note was convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, with written notice to the Company, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

On July 1, 2024 and July 31, 2024, a total of $97,419 and $96,910 of the Deferred Cash Convertible Promissory Note was repaid by the Company. On September 4, 2024, a total of $2,000,000 owed under the Deferred Cash Convertible Promissory Note was converted into 1,000,000 shares of common stock of the Company pursuant to the terms of the Deferred Cash Convertible Promissory Note. On September 23, 2024, a total of $100,504 of the Deferred Cash Convertible Promissory Note was repaid. On November 5, 2024, a total of $203,576 of the Deferred Cash Convertible Promissory Note was repaid. As of December 31, 2024, a total of $501,591 remained outstanding under the Deferred Cash Convertible Promissory Note.

On January 13, 2025, Mr. Milovanović converted the $501,591 remaining outstanding under the Deferred Cash Convertible Promissory Note into 250,796 shares of common stock of the Company pursuant to the terms of such Deferred Cash Convertible Promissory Note.

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

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As part of the consideration for the Meridian Purchase, we agreed to pay the Meridian Sellers (i) $5,000,000 and (ii) 5,000,000 restricted shares of common stock which were due to the Meridian Sellers within five business days following the Determination Date (defined above) if (and only if) the Company determined that each of the Post-Closing Conditions (defined above) were met.

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

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As part of the consideration for the acquisition, we agreed to pay the Meridian Sellers, among other consideration, a total of $10,000,000 twelve (12) months after the closing date of the Meridian Purchase Agreement (the “Non-Contingent Post-Closing Cash Consideration”), i.e., on April 9, 2025.

On, and effective on, April 9, 2025, we and the Meridian Sellers entered into a Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Sixth Amendment”), which amended the Meridian Purchase Agreement to (a) confirm that $179,540 of the Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to April 9, 2025; (b) provide that a total of: (i) $9,445,460 of Non-Contingent Post-Closing Cash Consideration owed to Milovanović (i.e., the entire remaining amount of the Non-Contingent Post-Closing Cash Consideration owed to Milovanović) would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milovanović on or around April 9, 2025 (the “First Post-Closing Cash Conversion Agreement”), and (ii) provide that $100,000 owed to Milošević and $25,000 owed to Božović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milošević and Božović on or around April 9, 2025 (the “Second Post-Closing Cash Conversion Agreement”, and together with the First Post-Closing Cash Conversion Agreement, the “Post-Closing Cash Conversion Agreements”); and (c) provide that the remaining unpaid amount of the Non-Contingent Post-Closing Cash Consideration owed to Milošević ($150,000) and Božović ($100,000) would be due and payable by the Company on or before October 9, 2025.

Post-Closing Cash Consideration Conversion Agreements

Also on April 9, 2025, the Company entered into the First Post-Closing Cash Conversion Agreement with Milovanović and the Second Post-Closing Cash Conversion Agreement with Milošević and Božović.

Pursuant to the First Post-Closing Cash Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $9,445,460 of Non-Contingent Post-Closing Cash Consideration payable to Milovanović by the Company pursuant to the terms of the Meridian Purchase Agreement, into 4,843,826 shares of common stock of the Company, based on a conversion price of $1.95 per share.

Pursuant to the Second Post-Closing Cash Conversion Agreement (a) Milošević agreed to convert an aggregate of $100,000 of the Non-Contingent Post-Closing Cash Consideration payable to Milošević by the Company pursuant to the terms of the Meridian Purchase Agreement into 50,000 shares of common stock of the Company, and (b) Božović agreed to convert an aggregate of $25,000 of the Non-Contingent Post-Closing Cash Consideration payable to Božović by the Company pursuant to the terms of the Meridian Purchase Agreement into 12,500 shares of common stock of the Company, each based on a conversion price of $2.00 per share, which was greater than the consolidated closing bid price of the Company’s common stock on the date the agreement became binding on all parties.

Pursuant to the Post-Closing Cash Conversion Agreements, which included customary representations and warranties of the parties, the Meridian Sellers agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of the portions of the Non-Contingent Post-Closing Cash Consideration payable to such persons.

Restricted Stock Unit Awards and Amendments

On May 9, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved the grant of:

(a) 250,000 Restricted Stock Units (“RSUs”), to Zoran Milošević;

(b) 125,000 RSUs to Snežana Božović, the Corporate Secretary of the Meridian Companies; and

(c) 50,000 RSUs to William Scott, the Chairman of the Board of Directors of the Company.

The RSUs granted to Mr. Milošević and Ms. Božović, were issued in consideration for services rendered as employees of the Meridian Companies and the RSUs granted to Mr. Scott were issued in consideration for services rendered to the Board of Directors. Each of the grants were required pursuant to the terms of the Meridian Purchase Agreement.

The RSUs described above vest at the rate of 1/2 of such RSUs based on (1) the Company meeting certain revenue, and (2) Adjusted EBITDA targets for the year ended December 31, 2024, as discussed below, to be settled in shares of common stock. Specifically, the RSUs vest, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated, and to the extent such persons are still providing services to the Company or the Meridian Companies on the applicable vesting dates:

	Revenue Targets		Adjusted EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended December 31, 2024	$48,591,457	(1)	$2,637,004	(1)

(1) The total RSUs vested for the revenue and Adjusted EBITDA targets will vary by recipient as follows: (A) William Scott (25,000 RSUs will vest upon meeting each of the revenue and Adjusted EBITDA targets (50,000 in total); (B) Zoran Milošević (125,000 RSUs will vest upon meeting each of the revenue and Adjusted EBITDA targets (250,000 in total); and (C) Snežana Božović (62,500 RSUs will vest upon meeting each of the revenue and Adjusted EBITDA targets (125,000 in total).

For purposes of the calculations above, (a) “Adjusted EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; and (b) “Revenue” means annual revenue of the Company. Both Revenue and EBITDA, and the determination of whether or not the applicable Revenue and EBITDA targets above have been met are to be determined based on the audited financial statements of the Company filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and determined on the date such Annual Report is filed publicly with the Securities and Exchange Commission (the “Date of Determination”). The Revenue and Adjusted EBITDA targets for 2024 discussed above are defined herein as the “2024 Revenue and Adjusted EBITDA Targets”.

The Company also entered into a Restricted Stock Grant Agreement with each of the RSU recipients above to evidence such grants of the RSUs.

The RSUs discussed above were granted pursuant to, and subject in all cases to, the terms of the Company’s 2022 Equity Incentive Plan.

Also on May 9, 2024, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors approved the grant of RSUs to 67 employees of the Meridian Companies (including Ms. Božović, who received an additional time-based grant of 75,000 RSUs) in consideration for services rendered to the Meridian Companies (the “Employee RSUs”). The Employee RSUs were granted under the Company’s 2022 Equity Incentive Plan, and are subject to time-based vesting with vesting periods of between two and four years, with such applicable RSUs vesting in equal amounts every six months over such vesting periods. The RSUs granted to Ms. Božović vest in eight equal six month installments.

Also on May 9, 2024, the Board of Directors approved the amendment of the following unvested restricted stock units (RSUs), so that such unvested RSUs will vest, if at all, at the rate of ½ of such RSUs upon the Company meeting the revenue and Adjusted EBITDA targets as of December 31, 2024 (which unvested RSUs previously provided for vesting as of October 31, 2024, but as a result of the Company’s change in fiscal year from October 31st to December 31st, no filing for the period ended October 31, 2024 will be made):

Recipient	Then Position with Company	Number of RSUs Remaining Outstanding and Unvested
Anthony Brian Goodman	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, and Director	250,000
Weiting ‘Cathy’ Feng	Chief Operating Officer and Director of the Company	125,000
Murray G. Smith	Director	50,000
Thomas E. McChesney	Director	50,000
		475,000

The RSUs described above were to vest at the rate of 1/2 of such RSUs based on (1) the Company meeting certain revenue, and (2) Adjusted EBITDA targets for the year ended December 31, 2024, as discussed below, to be settled in shares of common stock. Specifically, the RSUs vest, to the extent and in the amounts set forth below, to the extent the following performance metrics are met by the Company as of the dates indicated, and to the extent such persons are still providing services to the Company or the MeridianBet Group on the applicable vesting dates:

	Revenue Targets		Adjusted EBITDA Targets
Performance Period	Target Goal	RSUs Vested	Target Goal	RSUs Vested
Year ended December 31, 2024	$48,591,457	(1)	$2,637,004	(1)

For purposes of the calculations above, (a) “Adjusted EBITDA” means net income before interest, taxes, depreciation, amortization and stock-based compensation; and (b) “Revenue” means annual revenue of the Company. Both Revenue and EBITDA, and the determination of whether or not the applicable Revenue and EBITDA targets above have been met are to be determined based on the audited financial statements of the Company filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and determined on the date such Annual Report is filed publicly with the Securities and Exchange Commission (the “Date of Determination”).

On January 12, 2025, the Board of Directors, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved:

(a) the grant of 300,000 Restricted Stock Units and a $300,000 contingent cash bonus, payable to Anthony Brian Goodman, who serves as Chief Executive Officer, President, Secretary and as a member of the Board of Directors of the Company;

(b) the grant of 300,000 RSUs and a $300,000 contingent cash bonus, payable to Zoran Milošević;

(c) the grant of 75,000 RSUs and a $75,000 contingent cash bonus, payable to Weiting ‘Cathy’ Feng, the Chief Operating Officer, and then Chief Financial Officer, and then member of the Board of Directors of the Company; and

(d) the grant of 75,000 RSUs and a $75,000 contingent cash bonus, payable to Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of the MeridianBet Group, and Company Director (Series C Preferred Director).

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

On March 24, 2025, the RSUs issued to the officers and directors, or amended, in May 2024, as discussed above, vested and were settled in shares of common stock.

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

In addition, our Code of Business Conduct and Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Code of Business Conduct and Ethics”), which is applicable to all our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

In evaluating the independence of each of our directors and director nominees, the Board considers transactions and relationships between each director or nominee, or any member of his or her immediate family, and the Company and its subsidiaries and affiliates. The Board also examines transactions and relationships between directors and director nominees or their known affiliates and members of the Company’s senior management and their known affiliates. The purpose of this review is to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent under applicable laws and regulations and Nasdaq listing standards.

Our common stock is listed on the Nasdaq Capital Market under the symbol “GMGI”. Nasdaq requires us to have independent members of our Board of Directors. Our Board of Directors has affirmatively determined that each of Thomas E. McChesney, Murray G. Smith and William Scott is an independent director, defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

Our independent public accounting firm is M&K CPAs, PLLC, Houston, Texas, PCAOB Auditor ID 2738 (“M&K”).

Audit Fees

The following table sets forth the fees billed by our principal independent accountant, M&K CPAS, PLLC, for the twelve months ended December 31, 2024 and October 31, 2023, and for the “stub” period from November 1, 2023 to December 31, 2023, for the categories of services indicated.

	Twelve Months Ended December 31,	Stub period from November 1, 2023 to December 31,	Twelve Months Ended October 31,
	2024	2023	2023
Audit Fees	$257,425	$-	$132,000
Audit Related Fees	22,200	-	-
Total	$279,625	$-	$132,000

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by M&K CPAS, PLLC, for the twelve months ended December 31, 2024 and October 31, 2023, and for the “stub” period from November 1, 2023 to December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)

No financial statement or supplemental data are filed with this Amendment No. 1 to Form 10-K. See Index to Financial Statements and Supplemental Data of the Original Form 10-K.

(b) Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment No. 1 and is incorporated herein by reference in response to this item.

Exhibit Number	Description

31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Matrix Group, Inc.

Date: April 29, 2025	/s/ Anthony Brian Goodman
	By:	Anthony Brian Goodman, Chief Executive Officer (Principal Executive Officer)

