Form 10-Q/A
period 2024-06-30
Golden Matrix Group, Inc.
filed 2025-04-30
CIK 1437925

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

Explanatory Note

On August 13, 2024, Golden Matrix Group, Inc. filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024 (the “Original Form 10-Q”) with the U.S. Securities and Exchange Commission (the “SEC”).

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

2

GOLDEN MATRIX GROUP, INC.

		Page
PART II. OTHER INFORMATION

Item 5.	Other Information	4
Item 6.	Exhibits	5

3

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Matrix Group, Inc.

Date: April 30, 2025	/s/ Anthony Brian Goodman
	By:	Anthony Brian Goodman, Chief Executive Officer (Principal Executive Officer)

6