Form 10-Q
period 2025-03-31
Golden Matrix Group, Inc.
filed 2025-05-08
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 138,391,378 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

EXPLANATORY NOTE

On April 9, 2024 (the “Closing Date”), Golden Matrix Group, Inc. (the “Company”, “we” and “us”), consummated the transactions contemplated by that certain June 30, 2023, Amended and Restated Sale and Purchase Agreement of Share Capital (as amended and restated from time to time, the “Purchase Agreement”), between the Company and Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “MeridianBet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (collectively, the “MeridianBet Group”). On the Closing Date, the Company acquired 100% of the MeridianBet Group (the “Purchase”), effective for all purposes as of April 1, 2024. References herein to “Golden Matrix” refer to the Company prior to the Purchase.

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

On, and effective on, April 5, 2024, the Board of Directors of the Company approved a change in the Company’s fiscal year end from October 31 to December 31, to align the Company’s fiscal year end with that of MeridianBet Group.

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

•	dilution caused by the conversion of outstanding preferred stock and warrants, and/or acquisitions;

•	the Company’s ability to complete acquisitions, and the available funding for such acquisitions, disruptions caused by acquisitions, and other risks associated therewith;

•	the reliance on suppliers of third-party gaming content and the cost of such content;

•	the ability of the Company to obtain additional gaming licenses and maintain existing gaming licenses;

•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;

•	the ability of the Company to manage growth;

•	the Company’s expectations for future growth, revenues, and profitability;

•	the Company’s expectations regarding future plans and timing thereof;

•	the Company’s reliance on its management;

•	the fact that Aleksandar Milovanović has voting control over the Company;

•	related party relationships as well as conflicts of interest related thereto;

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

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset;

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments;

•	the risks relating to protection of the players’ deposits; and

•	risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected; and

•	those risks set forth below under “Part II. Other Information—Item 1A. Risk Factors”, below.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10‑Q. While we believe that such information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

You should read the matters described in “Part II. Other Information—Item 1A. Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$29,661,926	$30,125,944
Accounts receivable, net	6,887,585	6,061,281
Accounts receivable – related parties	578,779	666,545
Taxes receivable	593,005	734,630
Inventory	4,879,405	3,937,854
Prepaid expenses	1,032,313	955,456
Other current assets	2,292,115	2,584,771
Total current assets	45,925,128	45,066,481

Non-current assets:
Goodwill & intangible assets, net	127,504,928	127,642,576
Property, plant & equipment, net	27,544,913	27,431,207
Investments	225,520	218,147
Deposits	5,561,281	5,706,319
Operating lease right-of-use assets	7,183,433	7,643,504
Other non-current assets	8,564	9,359
Total non-current assets	168,028,639	168,651,112
Total assets	$213,953,767	$213,717,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$17,183,302	$12,912,300
Accounts payable - related parties	229,937	19,655
Current portion of operating lease liability	2,359,845	2,378,896
Current portion of long-term loan – related party	-	501,591
Current portion of long-term loan	15,083,173	16,789,650
Taxes payable	2,786,976	3,774,418
Other current liabilities	1,258,300	1,090,063
Deferred revenues	1,145,082	1,095,463
Contingent liability	645,500	626,450
Current portion of consideration payable – related parties	19,895,460	22,520,460
Current portion of consideration payable	1,414,897	1,841,597
Total current liabilities	62,002,472	63,550,543

Non-current liabilities:
Non-current portion of operating lease liability	4,764,628	5,193,847
Non-current portion of long-term loan	13,460,866	14,364,246
Other non-current liabilities	6,348,154	6,658,377
Non-current portion of consideration payable – related parties	15,000,000	15,000,000
Total non-current liabilities	39,573,648	41,216,470
Total liabilities	$101,576,120	$104,767,013

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 300,000,000 shares authorized; 133,079,518 and 129,242,993 shares issued and outstanding, respectively	$1,331	$1,292
Stock payable	73,900	5,711,807
Stock payable – related party	301,660	211,162
Additional paid-in capital	58,174,731	50,313,125
Treasury stock, at cost (59,796 shares)	(121,430)	(121,430)
Accumulated other comprehensive income (loss)	(6,718,806)	(8,089,854)
Accumulated earnings	56,815,284	57,046,892
Total shareholders’ equity of GMGI	108,526,670	105,072,994
Noncontrolling interests	3,850,977	3,877,586
Total equity	112,377,647	108,950,580
Total liabilities and equity	$213,953,767	$213,717,593

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$42,723,053	$24,850,587
Cost of goods sold	(18,527,092)	(7,158,657)
Gross profit	24,195,961	17,691,930

Operating expenses
Selling, general and administrative expenses	24,301,978	13,997,809
Income (loss) from operations	(106,017)	3,694,121

Other income (expense):
Interest expense	(1,471,360)	(4,371)
Interest earned	43,936	34,882
Foreign exchange gain (loss)	433,668	12,937
Other income	505,503	493,150
Total other income (expense)	(488,253)	536,598
Net income (loss) before tax	(594,270)	4,230,719
Provision for income taxes	(336,053)	281,697
Net income (loss)	$(258,217)	$3,949,022
Less: Net loss attributable to noncontrolling interest	(26,609)	(41,712)
Net income (loss) attributable to GMGI	$(231,608)	$3,990,734

Weighted average ordinary shares outstanding:
Basic	131,728,855	83,475,190
Diluted	131,728,855	83,476,190
Net earnings (losses) per ordinary share attributable to GMGI:
Basic	$(0.00)	$0.05
Diluted	$(0.00)	$0.05

Net income (loss)	$(258,217)	$3,949,022
Foreign currency translation adjustments	1,371,048	(1,804,680)
Comprehensive income (loss)	1,112,831	2,144,342
Less: Net income (loss) attributable to noncontrolling interest	(26,609)	(41,712)
Comprehensive income (loss) attributable to GMGI	$1,139,440	$2,186,054

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	-	$-	$3,044,894	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	(1,804,680)	-	(1,804,680)	-	(1,804,680)
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Profit for the period	-	-	-	-	-	-	-	-	-	-	-	-	3,990,734	3,990,734	(41,712)	3,949,022
Balance at March 31, 2024	-	$-	1,000	$-	83,475,190	$835	-	$-	$3,044,894	$-	$-	$(5,112,258)	$62,517,875	$60,451,346	$910,011	$61,361,357

See accompanying notes to consolidated financial statements.

For the Three Months Ended March 31, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	129,242,993	$1,292	(59,796)	$(121,430)	$50,313,125	$5,711,807	$211,162	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	954,625	9	-	-	(9)	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	37,813	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	60,000	1	-	-	162,599	(54,200)	-	-	-	108,400	-	108,400
Acquisition of non-controlling interest	-	-	-	-	1,885,869	19	-	-	5,264,550	(5,657,607)	-	-	-	(393,038)	-	(393,038)
Shares issued for debt conversion	-	-	-	-	898,218	10	-	-	1,666,939	-	-	-	-	1,666,949	-	1,666,949
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	767,527	73,900	90,498	-	-	931,925	-	931,925
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,371,048	-	1,371,048	-	1,371,048
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	(231,608)	(231,608)	(26,609)	(258,217)
Balance at March 31, 2025	1,000	$-	1,000	$-	133,079,518	$1,331	(59,796)	$(121,430)	$58,174,731	$73,900	$301,660	$(6,718,806)	$56,815,284	$108,526,670	$3,850,977	$112,377,647

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(258,217)	$3,949,022
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Fair value of stock-based compensation	1,040,325	-
Non-cash interest expense related to debt discount amortization	952,546	-
Amortization of intangible assets	2,152,640	442,319
Depreciation of property, plant and equipment	1,436,247	1,201,599
Bad debt expense	73,208	219,153

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(897,968)	(124,341)
(Increase) decrease in accounts receivable – related party	49,188	30,773
(Increase) decrease in taxes receivable	141,625	689,194
(Increase) decrease in prepaid expenses	(69,053)	(240,824)
(Increase) decrease in other current assets	295,349	497,324
(Increase) decrease in inventories	(820,433)	17,303
(Increase) decrease in deposits	145,038	(113,830)
(Increase) decrease in other non-current assets	22,962	289
Increase (decrease) in accounts payable and accrued liabilities	4,122,296	(786,882)
Increase (decrease) in accounts payable – related party	210,082	5,933
Increase (decrease) in taxes payable	(880,465)	(1,979,430)
Increase (decrease) in deferred revenues	31,180	-
Increase (decrease) in customer deposit	60,944	-
Increase (decrease) in other current liabilities	122,138	258,606
Increase (decrease) in other liabilities	(310,649)	(154,390)
Increase (decrease) in operating lease liabilities	120,654	546,056
Net cash provided by operating activities	$7,739,637	$4,457,874

Cash flows from investing activities:
Cash paid for intangible assets	(2,339,700)	(1,319,429)
Cash paid for investments	(7,373)	5,144
Cash paid for property, plant and equipment	(1,107,424)	(932,245)
Cash paid for purchase of subsidiaries	(426,700)	-
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(1,459,642)	-
Net cash used in investing activities	$(5,340,839)	$(2,246,530)

Cash flows from financing activities:
Repayment on debt	(4,428,626)	-
Proceeds from loans and borrowings	-	2,157,872
Repayment of lease	(571,438)	(570,136)
Payments of dividends	-	(769,534)
Net cash provided by (used in) financing activities	$(5,000,064)	$818,202

Effect of exchange rate changes on cash	2,137,248	(1,804,680)

Net increase in cash and cash equivalents	(464,018)	1,224,866
Cash and cash equivalents at beginning of year	30,125,944	20,405,296
Cash and cash equivalents at end of the quarter	$29,661,926	$21,630,162

Supplemental cash flows disclosures
Interest paid	$514,864	$4,371
Tax paid	$758,934	$491,084

Non-cash financing activities
Debt conversion	$1,666,949	-
Acquisition of minority interest	$393,038	-
Common stock issued for vested RSUs	$9	-

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024, and notes thereto, which are included in the Company’s Annual Report on Form 10-K which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025.

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

The consolidated financial statements as of March 31, 2025, include the accounts of the Company and its subsidiaries which include:

•	Global Technology Group Pty Ltd. (“GTG”), a limited proprietary company formed and registered under the laws of Australia.
•	Classics Holdings Co. Pty Ltd (“Classics”), a limited proprietary company formed and registered under the laws of Australia, with a direct subsidiary of:
o Classics For A Cause Pty Ltd (Australia)(“Classics for a Cause” or “CFAC”)
•	RKingsCompetitions Ltd., (“RKings”), a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix MX, S.A. DE C.V., (“GM MX”), a corporation incorporated under the laws of Mexico.
•	GMG Assets Limited, (“GMGA”), a limited company formed and registered under the laws of Northern Ireland.
•	Golden Matrix (IOM) Limited, (“GMIOM”), a limited company formed and registered under the laws of the Isle of Man.
•	Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia.
•

Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd (Meridian Tech d.o.o.)(“Meridian Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia, with direct subsidiaries of:

o Meridian Tech (Bosnia)
o Meridian Bet Brcko (Bosnia)
o Meridian Tech (PTY) LTD (South Africa)
o Meridianbet Brasil Ltda (Brazil)
o Meridian Gaming Brasil SPE Ltda (Brazil)
o Meridian Tech NV LLC
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
o Meridian Gaming (Malta)
o My Best Odds (Belgium)
o Meridian Gaming (Peru)
o Global Meridian Gaming (Curacao)
o Fair Champions Meridian Ltd (Cyprus)
o Meridian Global Consulting (Montenegro)
o Expanse Studios (Serbia)
o Media Games Malta Ltd. (Malta)
•	Meridian Gaming (Cy) Ltd, (“Meridian Cyprus”), a company formed and registered in the Republic of Cyprus.

The descriptions of the ownership and the percentages of ownership are identified below.

Company	Country	Original Date Acquired	Ownership
Companies under Golden Matrix (Legal Acquirer / Accounting Acquiree)	United States
Global Technology Group Pty Ltd. (“GTG”)	Australia	January 19, 2021	100%
RKingsCompetitions Ltd.*	United Kingdom	November 1, 2021 & November 4, 2022*	100%
Golden Matrix MX, S.A. DE C.V.	Mexico	July 11, 2022	99.99%
GMG Assets Limited	United Kingdom	August 1, 2022	100%
Golden Matrix (IOM) Limited	Isle of Man	November 14, 2023	100%
Golden Matrix Group Beograd-Novi Beograd	Serbia	March 27, 2024	100%
Classics Holdings Co. Pty Ltd	Australia	August 1, 2024	80%
Subsidiary: Classics For A Cause Pty Ltd	Australia	August 1, 2024	80%
Companies under MeridianBet Group (Legal Acquiree / Accounting Acquirer)
Meridian Tech d.o.o. – Accounting Acquirer	Serbia	March 3, 2001**
Subsidiary: Meridian Tech	Bosnia & Herzegovina	July 16, 2003	100%
Subsidiary: Meridian Bet Brcko	Bosnia & Herzegovina	November 11, 2022	100%
Subsidiary: Meridian Tech (PTY) LTD	South Africa	April 26, 2021	100%
Subsidiary: Meridianbet Brasil Ltda	Brazil	September 15, 2023	100%
Subsidiary: Meridian Gaming Brasil SPE Ltda	Brazil	August 1, 2024	70%
Subsidiary: Meridian Tech NV LLC	United States	December 10, 2024	100%
MeridianBet – Accounting Acquirer	Montenegro	August 12, 2022**
Subsidiary: Meridian Worldwide Ltd. ***	Cyprus	August 18, 2016 & September 3, 2024***	100%
Subsidiary: Bit Tech Ltd.	Tanzania	June 8, 2017	100%
Meridian Gaming Holdings Ltd. – Accounting Acquirer	Malta	May 16, 2016**
Subsidiary: Meridian Gaming Ltd.	Malta	May 9, 2007	100%
Subsidiary: My Best Odds BVBA	Belgium	August 30, 2011	100%
Subsidiary: Meridian Gaming S.A.C.***	Peru	April 29, 2016 & September 3, 2024***	100%
Subsidiary: Global Meridian Gaming	Curacao	December 15, 2016	100%
Subsidiary: Fair Champions Meridian Ltd.	Cyprus	January 26, 2008	51%
Subsidiary: Meridian Global Consulting	Montenegro	March 1, 2022	100%
Subsidiary: Expanse Studios	Serbia	December 31, 2022	100%
Subsidiary: Media Games Malta Ltd.	Malta	August 1, 2024	100%
Meridian Gaming (CY) Ltd. – Accounting Acquirer	Cyprus	November 1, 2012**

_________

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended March 31, 2025, and 2024, the Company has foreign currency translation adjustments of $1,371,048 and $(1,804,680), respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of $433,668 and $12,937 during the three months ended March 31, 2025, and 2024, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at March 31, 2025 and December 31, 2024.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2025, and December 31, 2024, the allowance for doubtful accounts was $999,817 and $994,329, respectively. During the three months ended March 31, 2025, and 2024, there was $73,208 and $219,153, respectively, of bad debt expense recorded.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expense of $2,152,640 and $442,319 during the three months ended March 31, 2025, and 2024, respectively.

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

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2024	$71,249,119
Foreign currency translation adjustment	(210,049)
Balance as of March 31, 2025	$71,039,070

Inventories

Prizes

RKings and Classics for a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $4,773,859 and $3,812,659 at March 31, 2025 and December 31, 2024, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $105,546 and $125,195 at March 31, 2025, and December 31, 2024, respectively.

As of March 31, 2025, and December 31, 2024, total inventory was $4,879,405 and $3,937,854, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $27,544,913 and $27,431,207 at March 31, 2025 and December 31, 2024, respectively.

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

(ii)	Revenues from pay-to-enterprize competitionsand trade promotions.

The Company generates revenues from sales of prize competitions tickets directly to customers in the UK, for prizes ranging from automobiles to jewelry, as well as travel and entertainment experiences. Additionally, it offers VIP subscriptions that provide customers in Australia with access to trade promotions and free giveaways, including classic cars.

(iii)	Revenues fromroyalties charged on the use of third-party gaming content.

For the royalty charged on the use of third-party gaming content, the Company acquires the third-party gaming content for a fixed cost and resells the content at a margin.

(iv)	Revenues fromusage of the Company’s software.

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

For the three months ended March 31, 2025, and 2024, other income amounted to $505,503 and $493,150, respectively.

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

The Company incurred current income tax expenses of $(336,053) and $281,697 during the three months ended March 31, 2025, and 2024, respectively, at the income tax rates outlined below.

The Company accrued taxes payable of $2,786,976 and $3,774,418, each at March 31, 2025, and December 31, 2024, respectively.

Income Tax Rates by Country of Operations

Country of Operations	2025 Income Tax Rate	2024 Income Tax Rate
United States of America	21%	21%
Australia	30%	30%
United Kingdom	25%	19%
Mexico	30%	30%
Isle of Man	0%	0%
Serbia	15%	15%
Montenegro	9-15%	9-15%
Bosnia and Herzegovina	10%	10%
South Africa	27%	27%
Tanzania	30%	30%
Malta	35%	35%
Cyprus	12.5%	12.5%
Belgium	25%	25%
Curacao	22%	22%
Peru	29.5%	29.5%
Brazil	34%	34%

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

The following is a reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Basic earnings per common share
Numerator:.

Net income (loss) available to common shareholders	$(231,608)	$3,990,734
Denominator:
Weighted average common shares outstanding	131,728,855	83,475,190

Basic earnings (loss) per common share	$(0.00)	$0.05

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(231,608)	$3,990,734
Denominator:
Weighted average common shares outstanding	131,728,855	83,475,190
Preferred shares	-	1,000
Warrants/Options	-	-
Restricted stock units	-	-
Deferred cash convertible note	-	-
Post-closing share consideration	-	-
Convertible promissory note	-	-
Adjusted weighted average common shares outstanding	131,728,855	83,476,190

Diluted earnings (loss) per common share	$(0.00)	$0.05

Dividends

Dividends are distributions that were paid to the former owners of MeridianBet Group, prior to the effective date of the Meridian Purchase Agreement (as described in detail below in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”) for the three months ended March 31, 2025, and 2024, in the amounts of $0 and $769,534, respectively.

The dividend distributions were paid in cash.

Treasury Stock

Treasury stock is carried at cost. See “NOTE 18 – EQUITY”, for more details on stock repurchase program.

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

Stock-based compensation is $1,040,325 and $0 during the three months ended March 31, 2025 and 2024, respectively.

Recent Issued Accounting Pronouncements

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

Trade receivables are generated mostly from receivables from (i) resale of online gaming content, (ii) the franchise partners for business-to-business (B2B) services, (iii) Agents for unpaid retail revenue, and (iv) receivables from the payment providers.

Receivables related to resale of online gaming content and B2B services amount to $4,924,982 and $3,747,169 as of March 31, 2025, and December 31, 2024, respectively.

Receivables from payment providers in Bosnia amount to $1,503,268 and $1,517,840 as of March 31, 2025, and December 31, 2024, respectively. These receivables are settled regularly.

The Company has accounts receivable of $6,887,585 and $6,061,281 as of March 31, 2025, and December 31, 2024, respectively (net of allowance for bad debt of $999,817 and $994,329, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable from related party are carried at their estimated collectible amounts. Related party accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from several related parties including Top Level doo Serbia, Network System Development GMBH, Articulate Pty Ltd. (“Articulate”) and Elray Resources Inc. (“Elray”).

The accounts receivable from related parties amount to $578,779 and $666,545, as of March 31, 2025 and December 31, 2024, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $593,005 and $734,630 as of March 31, 2025, and December 31, 2024, respectively. The components of taxes receivable are as follows:

Description	As of March 31, 2025	As of December 31, 2024
Corporate income taxes receivable	$409,285	$310,424
VAT refund receivables	40,131	286,031
Municipality taxes refund receivable	143,589	138,175
Total taxes receivable	$593,005	$734,630

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $1,032,313 and $955,456 as of March 31, 2025, and December 31, 2024, respectively. The components of prepaid expenses are as follows:

Description	As of March 31, 2025	As of December 31, 2024
Prepayments to suppliers	$76,692	$39,239
Prepaid payroll expense	4,696	4,557
Prepaid rent	18,589	12,475
Prepaid license	393,332	443,355
Prepaid sponsorship/advertising	290,015	363,835
Other prepayments	248,989	91,995
Total prepaid assets	$1,032,313	$955,456

NOTE 6 – OTHER CURRENT ASSETS

As of March 31, 2025, and December 31, 2024, other current assets are $2,292,115 and $2,584,771, respectively. The components of other current assets are as follows:

Description	As of March 31, 2025	As of December 31, 2024
Other current receivables	$941,121	$1,315,276
Accrued income	1,126,110	1,068,075
Employee receivables	345,823	314,865
Other current investments	352,819	330,302
Allowance for bad debt	(473,758)	(443,747)
Total other current assets	$2,292,115	$2,584,771

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of March 31, 2025, the total allowance for bad debt amounts to $473,758 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $343,939, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $121,485.

During September 2024, the Company, through RKings, experienced unauthorized charges on its Facebook account totaling $382,368. These charges have been recorded as Other Current Assets on the balance sheet, pending resolution. Facebook has committed to fully refund the unauthorized amounts. As of March 31, 2025, the full amount has been refunded.

During the period from February 2025 to March 2025, the Company experienced unauthorized charges on its credit card totaling $10,859. These charges have been recorded as other current assets on the balance sheet. In April 2025, the full amount has been refunded.

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

The Classics Closing Shares were subject to a true-up in the event the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that is 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) is less than the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day), the Shareholders are due additional compensation from the Company in an amount equal to the difference between the two closing prices, multiplied by the total Classics Closing Shares (the “True-Up Amount”). At the Company’s option, the True-Up Amount can be paid in cash or shares of common stock of the Company (“True-Up Shares”), or any combination thereof. If shares of common stock are issued in connection with the satisfaction of the True-Up Amount they are to be valued based on the US$ Agreed Value. On February 17, 2025, the True-Up Amount was determined to be $518,650. The amount is included in the accounts payable and accrued liabilities on the balance sheet. On April 28, 2025, the Company issued 206,634 shares to satisfy this obligation.

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

The calculation of the purchase price and the assets acquired and liabilities assumed in the Share Exchange Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Fair value of 810,390 restricted shares at $2.085 per share	$1,689,663
Closing cash consideration of AUD $6,780,000 based on the Exchange Rate on August 1, 2024	$4,430,053
A cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024	$22,090
Fair value of Holdback Cash consideration of AUD $500,000 to be paid in six months based on an Exchange Rate on August 1, 2024	$326,700
Purchase price	$6,468,506
Fair value of non-controlling interest	1,422,000
Equity value	$7,890,506
Add: Current liabilities	1,693,838
Add: Deferred tax liabilities	948,020
Total equity and liabilities	$10,532,364

Allocation to assets
Cash and cash equivalents	$325,971
Prepaid expenses	80,586
Inventory, prizes	510,299
Accounts receivable	5,533
Property, Plant & Equipment, net	98,498
Total tangible assets	$1,020,887

Intangible assets
In-house Software	$10,068
Trade Names and Trademarks	2,320,000
Non-Compete Agreements	280,000
Customer Relationships	550,000
Total intangible assets	$3,160,068

Goodwill	6,351,409
Total assets allocated	$10,532,364

Classics’ results of operations have been included in our consolidated financial statements beginning on August 1, 2024. Classics contributed revenues of $2,304,716 and net income attributable to GMGI of $206,431 for the three months ended March 31, 2025.

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

The Company paid the sellers $134,352 (€120,000) on the date of signing the SPA.

The remaining balance of $353,295 (€315,555) was paid in four monthly instalments each of $88,324 (€78,889), with the first installment paid one month after the date of signing the SPA and the final installment paid four months after the date of signing the SPA.

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

Media Games Malta’s results of operations have been included in our consolidated financial statements beginning August 1, 2024. Media Games Malta contributed revenues of $107,839 and net loss attributable to GMGI of $35,720 for the three months ended March 31, 2025.

Acquisition of Minority Interest in Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus.

The Meridian Purchase Agreement required the purchase of the minority shares of certain subsidiaries of the MeridianBet Group.

Based on this, on September 3, 2024, a sales-purchase agreement was signed between the buyer – Meridian Gaming Ltd. Malta and the seller of a 24.5% minority share in the company Meridian Gaming Peru S.A.C., Mr. Juan Jose Mantese.

The purchase price is $3,098,797, of which, in accordance with the agreement, a portion will be paid by way of the issuance of 814,768 shares of restricted common stock of the Company, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $654,493. On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C., as discussed above. As of March 31, 2025, a cash consideration of $604,493 remains outstanding and is recorded as a consideration payable on the balance sheet.

Additionally, on October 3 and November 8, 2024, share purchase agreements were signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The purchase price is $4,073,707, of which, in accordance with the agreement, a portion will be paid in restricted shares of common stock of the Company, totaling 1,071,101 shares, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $860,404. On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited. As of March 31, 2025, a cash consideration of $810,404 remains outstanding and is recorded as a consideration payable on the balance sheet.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2024 assume the acquisitions of Golden Matrix, Classics, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2024:

Three Months Ended March 31,
2024
Pro-forma total revenues	$40,559,643
Pro-forma net income (loss) attributable to GMGI	$2,083,774

The unaudited pro-forma consolidated results above are based on the historical financial statements of MeridianBet Group, Golden Matrix, Classics, Media Games Malta, and Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus,  are not necessarily indicative of the results of operations that would have been achieved if the acquisitions were completed at January 1, 2024, and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, assuming that the business combination occurred on January 1, 2024.

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

During the three months ended March 31, 2025, and 2024, respectively, software development costs of $0 and $0, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the three months ended March 31, 2025, and 2024, respectively, costs of $706,095 and $1,472,028, were incurred and capitalized, while a total of $0 was placed in service in 2025.

We anticipate that the majority of intangible construction in process will be placed in service in stages during the 2025, depending on the progress of the software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the three months ended March 31, 2025, and 2024, respectively, costs of $409,468 and $0, were incurred and capitalized. The increase refers to obtaining a gaming license in Brazil in the amount of $4,851,000. The licenses are amortized over the life of the licenses.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,410,358, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $2,197,736. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $2,152,640 and $442,319 for the three months ended March 31, 2025, and 2024, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of March 31, 2025	As of December 31, 2024
Intangible construction in process	$12,060,139	$11,354,044
Licenses	6,099,461	5,689,993
Software	14,686,459	14,780,382
Trademarks and tradenames	12,093,412	12,183,561
Developed technology	3,100,000	3,100,000
Customer relationships	17,928,620	17,950,000
Non-compete agreement	279,116	290,000
Other intangible assets	3,608,121	3,451,010
Gross intangible assets	69,855,328	68,798,990
Less: accumulated impairment and amortization
Licenses amortization	(829,412)	(519,702)
Software amortization	(5,818,735)	(6,718,227)
Trademarks and tradenames amortization	(1,140,375)	(838,532)
Developed technology	(620,004)	(465,003)
Customer relationships	(3,550,345)	(2,656,083)
Non-compete agreement	(92,920)	(61,186)
Other intangible assets amortization	(1,337,679)	(1,146,800)
Total accumulated impairment and amortization	(13,389,470)	(12,405,533)
Net definite-lived intangible assets	$56,465,858	$56,393,457

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of March 31, 2025:

Year Ending December 31,	Estimated Amortization
2025	12,053,383
2026	11,516,191
2027	11,208,926
2028	10,155,820
2029	6,386,861
Thereafter	5,144,677
Total future amortization	56,465,858

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

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of March 31, 2025	As of December 31, 2024
Land	$27,111	$26,084
Buildings, net	9,482,250	9,190,949
Slots and machines, net	11,089,067	11,065,973
Equipment, net	3,232,894	3,348,069
Computers, net	1,679,421	1,719,679
Televisions, net	307,132	302,348
Investment in third party property, plant and equipment	1,727,038	1,778,105
Total property, plant and equipment, net	$27,544,913	$27,431,207

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Advances for property, plant and equipment represent the purchase of the premises in Montenegro. These premises are still in the process of construction.

Depreciation expenses were $1,436,247 and $1,201,599, for the three months ended March 31, 2025, and 2024, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of March 31, 2025 and December 31, 2024, deposits and prepaid assets are $5,561,281 and $5,706,319, respectively. The components of deposits and prepaid assets are as follows:

Description	As of March 31, 2025	As of December 31, 2024
Deposits for rent & office leases	$185,308	$183,596
Deposits for retail betting	2,587,214	2,522,993
Deposits for retail casino	-	2,880
Deposits for internet betting	798,817	1,082,621
Other prepayments	10,916	10,785
Other deposits	1,979,026	1,903,444
Total deposits and prepaid assets	$5,561,281	$5,706,319

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

NOTE 11 – INVESTMENTS

The Company has investments in unconsolidated entities.  The investments are accounted for under the equity method whereby the initial investment is recognized at cost and the entities’ profits or losses are recorded in proportion to the Company’s percentage of ownership.  As of March 31, 2025, and December 31, 2024, the Company had investments of $225,520 and $218,147, respectively, representing investments in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares), and BH Telekom (15,228 shares).

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

The lease cost for the three months ended March 31, 2025, and 2024, was $927,255 and $849,522, respectively.

As of March 31, 2025, and December 31, 2024, the right-of-use assets were $7,183,433 and $7,643,504, respectively, and there was also a current lease liability of $2,359,845 and $2,378,896, respectively, and a non-current lease liability of $4,764,628 and $5,193,847, respectively.

Maturities of lease liabilities as of March 31, 2025, were as follows:

Operating Lease
2025	$2,735,018
2026	2,607,830
2027	1,875,865
2028	392,017
Thereafter	101,018
Total lease payments	7,711,748
Less imputed interest	587,275
Present value of lease liability	$7,124,473

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management salaries, superannuation liabilities and accrued bonuses totaling $229,937 and $19,655, as of March 31, 2025, and December 31, 2024, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of March 31, 2025, and December 31, 2024, taxes payable are $2,786,976 and $3,774,418, respectively. The components of taxes payable are as follows:

	As of March 31, 2025	As of December 31, 2024
Stamps, duties and other taxes	2,413,731	2,369,595
Corporate income tax payable	373,245	1,404,823
Total taxes payable	$2,786,976	$3,774,418

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

For the three months ended March 31, 2025, the Company paid $2,496,857 to Unicredit Bank against the loan, including the principal amount of $2,109,120 and interest accrued of $387,737. As of March 31, 2025, and December 31, 2024, the principal balance of the loan was $18,827,030 and $20,203,619.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of March 31, 2025, the requirement under the Financial Covenant has been met.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending in April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the three months ended March 31, 2025, the Company paid $277,844 to Hipotekarna Bank against the loan, including the principal amount of $261,449, and interest accrued of $16,395. As of March 31, 2025, and December 31, 2024, the principal balance of the loan was $1,109,962 and $1,324,361.

On December 9, 2024, MeridianBet Montenegro entered into a short-term loan, in the amount of EUR 1,000,000 (approximately $1,039,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 12 months ending on December 31, 2025. The Bank charges effective interest at the annual rate of 5.79% (nominal interest rate 5.3%).

For the three months ended March 31, 2025, the Company paid $270,688 to Hipotekarna Bank against the loan, including the principal amount of $258,057, and interest accrued of $12,631. As of March 31, 2025, and December 31, 2024, the principal balance of the loan was $810,253 and $1,038,900.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is the 24 months ending on April 1, 2026, when the entire loan amount becomes due. The effective interest is at the annual rate of 7%. As of March 31, 2025, and December 31, 2024, the principal balance of the loan was $2,188,234 and $2,065,680.

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

The Company recorded a debt discount of $5,326,632 related to the issuance of the Secured Convertible Note. The total debt discount was comprised of the relative fair value of the Lind Warrant, the $2,000,000 issue discount, the commitment fee, $2,004,455 of advisory fees in connection with the debt issuance to Citigroup Global Markets Limited, and other issuance costs. The relative fair value of the Lind Warrant was $1,007,482 and was calculated using the Black-Scholes option pricing model. During the three months ended March 31, 2025, $952,546 of the debt discount was amortized to interest expense. As of March 31, 2025, the unamortized debt discount was $2,216,480.

Second Amendment to Senior Secured Convertible Note

On October 30, 2024, the Company and the Investor entered into a Second Amendment to Senior Secured Convertible Promissory Note (the “Amendment”), which amended the Secured Convertible Note. Pursuant to the Amendment, the Company and the Investor agreed (a) that the October 2024 amortization payment due on October 20, 2024, pursuant to the terms of the Secured Convertible Note, would be paid $100,000 in shares of common stock of the Company, as determined pursuant to the terms of the Secured Convertible Note, and $515,000 in cash; and (b) to amend the events of default set forth in the Secured Convertible Note to provide that it will be an event of default if the Company’s market capitalization is below $250 million for ten consecutive days at any time after March 3, 2025 (previously such applicable starting date for that covenant was December 3, 2024).

For the three months ended March 31, 2025, the Company paid a total of $1,854,000 to the Investor against the loan through cash payments. As of March 31, 2025, the principal balance of the loan was $7,800,000.

As of March 31, 2025 and December 31, 2024, long term liabilities amount to $28,544,039 and $31,655,487, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility, the Igor Salindrija facility, and the Secured Convertible Note from the Investor.

Maturities of long-term loan as of March 31, 2025 and December 31, 2024, are as follows:

Long term loan	As of March 31, 2025	As of December 31, 2024
Within 1 year	$15,083,173	$17,291,241
Within 1-2 Years	13,460,866	14,364,246
Present value of loan liability	$28,544,039	$31,655,487

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of March 31, 2025, and December 31, 2024, other current liabilities were $1,258,300 and $1,090,063, respectively. The components of other current liabilities are as follows:

Description	As of March 31, 2025	As of December 31, 2024
Staff costs payable	$713,363	$577,788
Other current payables	160,025	148,345
Rent deposits received	2,321	2,233
Bank overdraft	42,993	83,965
Dividends payable	35,388	38,671
Customer deposit	304,210	239,061
Total other current liabilities	$1,258,300	$1,090,063

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, fees, etc.

Other Non-Current Liabilities

As of March 31, 2025, and December 31, 2024, other non-current liabilities were $6,348,154 and $6,658,377, respectively. The components of other non-current liabilities are as follows:

	As of March 31, 2025	As of December 31, 2024
Leases payable	$3,203	$36,348
Retirement benefits	14,995	14,674
Deferred tax liabilities	6,329,956	6,607,355
Total other non-current liabilities	$6,348,154	$6,658,377

The deferred tax liabilities resulted from the Meridian Purchase and Classics acquisition, which led to the recognition of intangible assets and corresponding deferred tax liabilities. These deferred tax liabilities will be amortized in line with the amortization of the related intangible assets.

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

Dividends Paid to the Meridian Sellers

For the three months ended March 31, 2025, and 2024, dividends paid to the former owners of MeridianBet Group are as follows:

Owners	Dividends Paid Three Months Ended March 31, 2025	Dividends Paid Three Months Ended March 31, 2024
Aleksandar Milovanović	$-	$468,694
Zoran Milošević	-	165,562
Snežana Božović	-	5,450
Other dividends paid	-	129,828
Total dividends paid	$-	$769,534

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

During the three months ended March 31, 2025, and 2024, total salary paid to Mr. Milošević was $30,748 and $4,367, respectively. As of March 31, 2025, and December 31, 2024, the Monthly Salary payable to Mr. Milošević was $0 and $0, respectively, and the accrued Quarterly Salary was $225,830 and $158,081, respectively, which is expected to be settled in stock.

Snežana Božović, Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group and Company Director

Ms. Snežana Božović has been serving as the Secretary of the MeridianBet Group since 2008 and as the Chief Operating Officer of Meridian Serbia since May 2022. On June 18, 2024, an Employment Agreement was entered into between Meridian Tech and Snežana Božović, an employee of Meridian Tech, and one of the Meridian Sellers (the “Božović Agreement”).

The Božović Agreement has substantially similar terms as the Milošević Agreement, except that it provides for Ms. Božović to serve as an employee of Meridian Tech; provides for a Basic Salary of $216,000, a Monthly Salary of $145,200, and a Quarterly Salary of $70,800; and provides for a six-month severance payment instead of an eighteen-month payment. Ms. Božović will receive no consideration for her services on the Board separate from the consideration she receives as Secretary of Meridian Serbia pursuant to the Employment Agreement.

During the three months ended March 31, 2025, and 2024, total salary paid to Ms. Božović was $30,748 and $4,367, respectively. As of March 31, 2025, and December 31, 2024, the Monthly Salary payable to Ms. Božović was $0 and $0, respectively, and the accrued Quarterly Salary was $75,830 and $53,081, respectively, which is expected to be settled in stock.

Anthony Brian Goodman, the Company’s Chief Executive Officer and Director

Mr. Anthony Brian Goodman has been serving as a Director and Chief Executive Officer of Golden Matrix (and subsequently the Company) since 2016. Following the Meridian Purchase, he continues to serve as the Director and Chief Executive Officer of the Company.

During the three months ended March 31, 2025, the total salary paid to Mr. Goodman was $99,000. As of December 31, 2024, the total salary payable to Mr. Goodman was $0, and the Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 payable was $10,906. There were no fees paid to Mr. Goodman before April 1, 2024.

Weiting ‘Cathy’ Feng, the Company’s Chief Operating Officer

Ms. Weiting ‘Cathy’ Feng has served as the Chief Operating Officer of Golden Matrix (and subsequently the Company) since April 2021.  Ms. Feng previously served as Golden Matrix’s Chief Financial Officer from February 2016 until April 2021, and from September 2024 until March 2025. Ms. Feng also served as a member of the Board of Directors of the Company from February 2016 until March 2025.

During the three months ended March 31, 2025, total salary paid to Ms. Feng was $54,000. As of March 31, 2025, total salary payable to Ms. Feng was $0, and the Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 payable was $5,948. There were no fees paid to Ms. Feng before April 1, 2024.

Rich Christensen, the Company’s Chief Financial Officer

On March 5, 2025, the Board of Directors appointed Rich Christensen, to serve as the Chief Financial Officer of the Company, effective the day after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

During the three months ended March 31, 2025, total salary paid to Mr. Christensen was $0. As of March 31, 2025, total salary payable to Mr. Christensen was $27,500.

Thomas E. McChesney, a member of the Board of Directors of the Company

Mr. Thomas E. McChesney has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the Meridian Purchase, he continues to serve as the Director of the Company.

During the three months ended March 31, 2025, total consulting fees paid to Mr. McChesney were $22,500. As of March 31, 2025, the amount payable to Mr. McChesney was $0. There were no fees paid to Mr. McChesney before April 1, 2024.

Murray G. Smith, a member of the Board of Directors of the Company

Mr. Murray G. Smith has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the Meridian Purchase, he continues to serve as a Director of the Company.

During the three months ended March 31, 2025, total consulting fees paid to Mr. Smith were $22,500. As of March 31, 2025, the amount payable to Mr. Smith was $0. There were no fees paid to Mr. Smith before April 1, 2024.

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

During the three months ended March 31, 2025, total consulting fees to Mr. Scott were $22,500. As of December 31, 2024, the amount payable to Mr. Scott was $0. There were no fees paid to Mr. Scott before April 1, 2024.

Brett Goodman, Vice President of Business Development and son of the Company’s Chief Executive Officer

Mr. Brett Goodman, son of the Company’s Chief Executive Officer, has been serving as the VP of Business Development at Golden Matrix (and subsequently the Company) since 2022. Following the Meridian Purchase, he continues to hold the same position in the Company.

During the three months ended March 31, 2025, total salary paid to Mr. Brett Goodman was $27,000. As of March 31, 2025, total salary payable to Mr. Goodman was $0, and the superannuation payable was $3,082. There were no fees paid to Mr. Brett Goodman before April 1, 2024.

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

The License Agreement was mutually terminated, effective January 1, 2025.

During the three months ended March 31, 2025, revenues from Articulate were $0. As of March 31, 2025, the amount receivable from Articulate was $282,072. There were no revenues received from Articulate before April 1, 2024.

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

During the three months ended March 31, 2025, revenues from Elray were $1,036. As of March 31, 2025, the amount receivable from Elray was $9,557. There were no revenues received from Elray before April 1, 2024.

Top Level doo Serbia and Network System Development GMBH

The accounts receivable-related party from Top Level doo Serbia and Network System Development GMBH,  amounts to $287,150 and $317,125 as of March 31, 2025, and December 31, 2024, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $282,868 and $288,157, separately.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

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

As of March 31, 2025, and December 31, 2024, 1,000 and 1,000 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of March 31, 2025, and December 31, 2024, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of March 31, 2025, and December 31, 2024, 19,998,000 and 19,998,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of March 31, 2025, and December 31, 2024, 300,000,000 and 300,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 133,079,518 and 129,242,993 shares were issued and outstanding, respectively.

Common Stock Transactions

During the three months ended March 31, 2025, 60,000 unregistered shares of restricted common stock, with a value of $162,600, were issued for services.

On January 13, 2025, Aleksandar Milovanović (“Milovanović”), one of the Meridian Sellers agreed to convert the $501,591 remaining due under the Deferred Cash Convertible Promissory Note (defined and discussed below in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”) into 250,796 shares of common stock of the Company at a conversion price of $2.00 per share. The Deferred Cash Convertible Promissory Note was convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

As of February 23, 2025, a total of $1,165,358 of the Contingent Cash Consideration Note (defined and discussed below in “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”) remained due to Milovanović (the “Remaining Contingent Cash”). On February 23, 2025, the Company and Milovanović entered into a Debt Conversion Agreement dated February 18, 2025 (the “February 2025 Debt Conversion Agreement”), pursuant to which the Company and Milovanović agreed to convert the Remaining Contingent Cash into 647,422 shares of common stock of the Company, based on a conversion price of $1.80 per share.

The Company has a stock payable obligation of $73,900 (30,000 shares of common stock) owed to a consultant for services rendered in March 2025. Additionally, the Company owes quarterly salaries of $301,660 to Zoran Milošević and Snežana Božović which are expected to be settled in shares, as further detailed in “NOTE 17 - RELATED PARTY TRANSACTIONS”.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the Meridian Purchase. No options or warrants were outstanding prior to April 1, 2024.

The following table represents the stock option activity for the three months ended March 31, 2025:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2024	490,000	$2.23
Options expired	(50,000)	$3.98
Options exercised	(60,000)	$0.80
Options Outstanding as of March 31, 2025	380,000	$2.23
Options Exercisable as of March 31, 2025	380,000	$2.23

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

The total compensation cost related to stock options granted was $0 for the three months ended March 31, 2025. There was no compensation cost related to stock options before April 1, 2024.

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

The following table represents the RSUs activity under the 2022 Plan for the three months ended March 31, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	1,837,570
RSUs granted	-
RSUs forfeited	(7,875)
RSUs vested	(918,375)
RSUs Outstanding as of March 31, 2025	911,320

 2023 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2023 Equity Incentive Plan (the “2023 Plan”) following the Meridian Purchase. The 2023 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) five million (5,000,000) shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) five million (5,000,000) shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 50,000,000 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 50,000,000 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options. On April 1, 2024, the number of shares eligible for issuance under the 2023 Plan increased automatically by 1,808,146 shares and on April 1, 2025, the number of shares eligible for issuance under the 2023 Plan increased by 3,632,000 shares (the Board of Directors took action prior to April 1, 2025, to limit the automatic increase under the 2023 Plan, which would have increased by 5,000,000 shares, to 3,632,000 shares, to take into account a total of 1,368,000 of awards made under the 2022 Plan, after the adoption of the 2023 Plan).

The following table represents the RSUs activity under the 2023 Plan for the three months ended March 31, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	10,000
RSUs granted	1,120,000
RSUs forfeited	-
RSUs vested	(36,250)
RSUs Outstanding as of March 31, 2025	1,093,750

The total compensation cost related to RSUs was $767,527 for the three months ended March 31, 2025. There was no compensation cost related to RSUs before April 1, 2024.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the three months ended
	March 31, 2025
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	27,725,716	3,841,271	11,156,066	42,723,053
Cost of revenue	(7,866,043)	(2,738,092)	(7,922,957)	(18,527,092)
Segment gross profit	19,859,673	1,103,179	3,233,109	24,195,961

Less:
Selling, general and administrative expenses	3,293,304	297,146	616,561	4,207,011
Salaries and wages	5,224,639	325,326	243,131	5,793,096
Professional fees	535,655	88,294	24,982	648,931
Marketing expenses	4,220,384	160,887	1,664,525	6,045,796
Rents and utilities	1,665,013	30,390	47,659	1,743,062
Bad debt expense	73,208			73,208
Segment income from operations	4,847,470	201,136	636,251	5,684,857

Less:
Holding company expenses				1,011,728
Restructuring costs				149,934
Stock-based compensation expenses				1,040,325
Depreciation expenses				1,436,247
Amortization expenses				2,152,640
Total income (loss) from operations				(106,017)

Total revenues by geographic region are as follows:

	For the three months ended
	March 31, 2025	March 31, 2024
UK	8,851,350	-
Europe (UK-Excl.)	22,873,461	20,951,322
Central and South America	1,886,214	715,365
Asia Pacific (Australia Excl.)	3,141,567	-
Australia	2,453,347	-
Africa	3,517,114	3,183,900
Total	42,723,053	24,850,587

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – EFFECTIVE TAX RATE

Our effective tax rate was (38.5)% and 6.7% for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease in the effective income tax rate for the quarter ended March 31, 2025 compared to the same period in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

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

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, for the twelve months ended December 31, 2024, the Company had accrued a tax expense of $1,468,472 as an accrued liability for the said dispute. There is no change to the amount as of March 31, 2025.

The Company is in a dispute with Mr. Paul Hardman (one of the former owners of RKings) with regards to a certain consideration totaling approximately $626,450 (GBP 500,000) that he has alleged is still owed to him pursuant to the RKings Purchase Agreement, and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of March 31, 2025. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the acquisition agreement related to the purchase of RKings against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT

On January 11, 2023, Golden Matrix entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with the Meridian Sellers, the owners of MeridianBet Group.

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

Pursuant to the terms of the Meridian Purchase Agreement, Golden Matrix was also required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the Meridian Purchase, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 (the “Contingent Cash Consideration”) and (ii) 5,000,000 restricted shares of common stock (the “Contingent Shares” and collectively with the Contingent Cash Consideration, the “Contingent Post-Closing Consideration”) which was due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Conditions (defined below) has been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date and the “Contingent Post-Closing Conditions” are as follows: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the Meridian Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Meridian Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter; and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date and $10,000,000 is due 18 months after the closing date (“Non-Contingent Post-Closing Cash Consideration”).

As of March 31, 2025, the remaining outstanding consideration payable was $34,895,460, which was not in default.

Deferred Cash Convertible Promissory Note

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

On July 1, 2024 and July 31, 2024, a total of $97,419 and $96,910 of the Deferred Cash Convertible Promissory Note was repaid by the Company. On September 4, 2024, a total of $2,000,000 owed under the Deferred Cash Convertible Promissory Note was converted into 1,000,000 shares of common stock of the Company pursuant to the terms of the Deferred Cash Convertible Promissory Note. No gains or losses were recorded on conversion. On September 23, 2024, a total of $100,504 of the Deferred Cash Convertible Promissory Note was repaid and on November 5, 2024, a total of $203,576 of the Deferred Cash Convertible Promissory Note was repaid. As of December 31, 2024, a total of $501,591 remained outstanding under the Deferred Cash Convertible Promissory Note. On January 13, 2025, the remaining outstanding amount of $501,591 was converted into 250,796 shares of common stock of the Company, based on a conversion price of $2.00 per share.

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the Meridian Purchase Agreement, and pursuant to the power provided to Golden Matrix by the Articles of Incorporation of Golden Matrix, as amended, Golden Matrix’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock. The 1,000 shares of Series C Preferred Stock were issued to the Meridian Sellers at the closing of the transactions contemplated by the Meridian Purchase Agreement. The Series C Preferred Stock grant the holders 7,500 votes per share (7.5 million total) on all shareholder matters, voting alongside common stockholders. Holders may appoint up to two directors if the Board has at least five members and the Meridian Sellers own over 40% of the common stock (excluding Series C Preferred Stock shares); otherwise, they may appoint one director if ownership is between 10–40%, and none if below 10%, at which point the Series C Preferred Stock automatically converts to common stock. Conversions may also occur voluntarily on a 1-for-1 basis at the option of the holders. Series C Preferred Stock holders must approve certain corporate actions that could affect their rights, including changes to stock designations, issuance of new preferred shares, or amendments to the Articles. The Series C Preferred Stock carries no dividend or liquidation rights, cannot be redeemed, and is non-transferable by the Meridian Sellers.

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

The Voting Agreement establishes that the Company’s Board of Directors will consist of up to six members—two appointed by the Meridian Sellers (as holders of Series C Preferred Stock) and four appointed by the Company’s Nominating and Corporate Governance Committee. Upon the resignation of Weiting (Cathy) Feng as a member of the Board of Directors, which occurred effective on March 25, 2025, the Board is required to be reduced to five members (which Bylaws amendment has not been adopted yet), with the Meridian Sellers continuing to appoint two and the Committee appointing three. The agreement also eliminates certain provisions from the original Voting Agreement related to actions at closing of the Meridian Purchase Agreement. Until the earlier of April 9, 2026, termination of the Management Agreement with Milošević (discussed below), or mutual agreement to terminate, the Meridian Sellers are required to vote in favor of director nominees proposed by the Nominating and Corporate Governance Committee and not vote to remove those directors, except under limited circumstances outlined in the agreement.

The Nominating and Corporate Governance Committee must consist of two independent directors—one appointed by the Meridian Sellers, who will serve as chair, and one appointed by the full Board. If the committee is deadlocked on a nominee, the independent directors on the Board will break the tie by majority vote. The Voting Agreement also restricts the Meridian Sellers from transferring their shares unless the transferee agrees to join the Voting Agreement. It allows directors appointed by the Meridian Sellers to share confidential Company information with them but prohibits sharing it with others. Additionally, the Meridian Sellers agreed not to support or initiate efforts to remove the Company’s CEO, Mr. Goodman, or diminish his authority, except for cause or where required by fiduciary duty.

 Day-to-Day Management Agreement

On April 9, 2024, Golden Matrix and Zoran Milošević, a Meridian Seller, entered into a Day-to-Day Management Agreement (“Management Agreement”), as a condition of closing the Meridian Purchase Agreement. This agreement prohibits the Company and its executives from materially interfering with the daily operations of the MeridianBet Group while the Voting Agreement is in effect. The goal is to maintain continuity in the management of MeridianBet by those with deep operational knowledge and cultural familiarity (including native-language abilities to easily communicate with mid-level and low-level employees), particularly Mr. Milošević, who serves as CEO. If the Company violates this non-interference provision, the Meridian Sellers may suspend or terminate the Voting Agreement. The Management Agreement does not limit the Board’s broader governance over the Company outside of daily operational matters.

Under the agreement, Mr. Milošević will lead the day-to-day operations of MeridianBet Group for an initial two-year term, ending April 9, 2026, unless extended. Either party can terminate the agreement in cases of fraud, gross negligence, or uncured breaches. If Milošević steps down, becomes disabled, or passes away, the other Meridian Sellers may appoint a replacement. Additionally, upon termination of the Management Agreement, the Voting Agreement may be terminated and upon termination of the Voting Agreement, the Management Agreement may be terminated. In exchange for his services, Mr. Milošević receives a nominal $10 annual payment. Additionally, he must prepare a budget at least once per year, subject to approval by the Company’s CEO, with the option to do so semi-annually if requested.

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

The following is the allocation of the purchase price to acquired identifiable assets and assumed liabilities:

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

Golden Matrix’s results of operations have been included in our consolidated financial statements beginning on April 1, 2024. During the three months ended March 31, 2025, Golden Matrix contributed revenues of $14,997,337 to the Company.

During the three months ended March 31, 2025, MeridianBet Group contributed revenues of $27,725,716 to the Company.

NOTE 23 – SUBSEQUENT EVENTS

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As discussed above under “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”, as part of the consideration for the Meridian Purchase, we agreed to pay the Meridian Sellers, among other consideration, a total of $10,000,000, twelve (12) months after the Closing Date.

On, and effective on, April 9, 2025, we and the Meridian Sellers entered into a Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Sixth Amendment”), which amended the Meridian Purchase Agreement to (a) confirm that $179,540 of the Non-Contingent Post-Closing Cash Consideration had already been paid by the Company prior to April 9, 2025; (b) provide that a total of: (i) $9,445,460 of Non-Contingent Post-Closing Cash Consideration owed to Milovanović (i.e., the entire remaining amount of the Non-Contingent Post-Closing Cash Consideration owed to Milovanović) would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milovanović on or around April 9, 2025 (the “First Post-Closing Cash Conversion Agreement”), and (ii) provide that $100,000 owed to Milošević and $25,000 owed to Božović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Zoran Milošević, the Chief Executive Officer of Meridian Serbia (“Milošević”) and Snežana Božović, our director (“Božović”) on or around April 9, 2025 (the “Second Post-Closing Cash Conversion Agreement”, and together with the First Post-Closing Cash Conversion Agreement, the “Post-Closing Cash Conversion Agreements”); and (c) provide that the remaining unpaid amount of the Non-Contingent Post-Closing Cash Consideration owed to Milošević ($150,000) and Božović ($100,000) would be due and payable by the Company on or before October 9, 2025.

Post-Closing Cash Consideration Conversion Agreements

Also on April 9, 2025, the Company entered into the First Post-Closing Cash Conversion Agreement with Milovanović and the Second Post-Closing Cash Conversion Agreement with Milošević and Božović.

Pursuant to the First Post-Closing Cash Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $9,445,460 of Non-Contingent Post-Closing Cash Consideration payable to Milovanović by the Company pursuant to the terms of the Purchase Agreement, into 4,843,826 shares of common stock of the Company, based on a conversion price of $1.95 per share.

Pursuant to the Second Post-Closing Cash Conversion Agreement (a) Milošević agreed to convert an aggregate of $100,000 of the Non-Contingent Post-Closing Cash Consideration payable to Milošević by the Company pursuant to the terms of the Purchase Agreement into 50,000 shares of common stock of the Company, and (b) Božović agreed to convert an aggregate of $25,000 of the Non-Contingent Post-Closing Cash Consideration payable to Božović by the Company pursuant to the terms of the Purchase Agreement into 12,500 shares of common stock of the Company, each based on a conversion price of $2.00 per share, which was greater than the consolidated closing bid price of the Company’s common stock on the date the agreement became binding on all parties.

Prepayment of Secured Convertible Note

As discussed in greater detail above under “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Item 1. Financial Statements”, on July 2, 2024, we entered into a Securities Purchase Agreement with Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), pursuant to which the Company issued to the Investor, among other securities, a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000 (the “Secured Convertible Note”). A total of $10,000,000 was funded under the Secured Convertible Note (representing the principal amount less an original issue discount of 20%) on July 3, 2024.

On April 28, 2025, the Company voluntarily prepaid in full, the then $7,200,000 remaining balance of the Secured Convertible Note. No prepayment penalties were due in connection with such prepayment.

Issuance of 206,634 Shares for $518,650 True-Up Payment on Classics Closing Shares

The Classics Closing Shares are subject to a true-up in the event the closing sales price of the Company's common stock on the Nasdaq Capital Market on the date that is 180 days following the closing date (or if such date is not a business day, the last closing price of the Company's common stock prior to such day) is less than the closing price of the Company's common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company's common stock prior to such day), the Shareholders are due additional compensation from the Company in an amount equal to the difference between the two closing prices, multiplied by the total Classics Closing Shares. At the Company's option, the True-Up Amount can be paid in cash or shares of common stock of the Company, or any combination thereof. If shares of common stock are issued in connection with the satisfaction of the True-Up Amount they are to be valued based on the US$ Agreed Value. On February 17, 2025, the True-Up Amount was determined to be $518,650. On April 28, 2025, the Company issued 206,634 shares to satisfy this obligation.

Shares Issued for Services

Subsequent to March 31, 2025, and through the date of this report, 80,000 unregistered shares of restricted common stock, with a value of $185,400, were issued for services.

Shares Issued for Vested RSUs

Subsequent to March 31, 2025, and through the date of this report, 118,900 shares were issued for vested RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 as part of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report.

On April 9, 2024 (the “Closing Date”), Golden Matrix Group, Inc. (the “Company”, “we” and “us”), consummated the transactions contemplated by that certain June 30, 2023, Amended and Restated Sale and Purchase Agreement of Share Capital (as amended and restated from time to time, the “Purchase Agreement”), between the Company and Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”), the owners of the MeridianBet Group. On the Closing Date, the Company acquired 100% of MeridianBet Group (the “Meridian Purchase”), effective for all purposes as of April 1, 2024. The Meridian Purchase was accounted for as a reverse merger. As a result, all historical financial information presented in the unaudited consolidated financial statements in this report represents the accounts of MeridianBet Group as if MeridianBet Group is the predecessor to the Company. References to “Golden Matrix” refer to the Company prior to the Purchase which was effective as of April 1, 2024.

Statements made in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are subject to forward-looking statements and various risks and should be read in connection with the “Special Note Regarding Forward-Looking Statements”, above and “Risk Factors”, described below and incorporated by reference into this Report, as described below.

Our Business

We  (i) operate online sports betting, online casino, and gaming operations in more than 15 jurisdictions across Europe, Africa and Central and South America, (ii) are an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offer pay-to-enter prize competitions in the United Kingdom (UK) and lead trade promotions in Australia, providing members with free prizes.

Online Sports Betting, Online Casino, And Gaming Operations

We are a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. We employ approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 700 shops, approximately 250 are owned by our subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, our online casino revenue has grown significantly over the past several years.

Our proprietary technology enables the development of scalable systems capable of operating in multiple jurisdictions and currencies, all the while leveraging the same technical infrastructure for odds setting and risk management. Our technology platform ensures consistency in odds setting and risk management across all the markets that they operate in.

Additionally, our approach to our markets is flexible and omni-channel, encompassing (for example) iOS, Android, mobile browser, desktop, SMS, SST, and USSD applications (discussed in greater detail below) and technologies (as well as customary retail operations). This omni-channel approach seeks to ensure that consumers can access our offerings in different ways, but is also, in certain jurisdictions, essential to overcoming some of the technological challenges faced by consumers in those territories. This approach ensures our customers across diverse regions and connectivity levels can engage with our content and have the same level of user experience.

More specifically, our technological platforms include:

•	iOS and Android services: We offer dedicated mobile applications for both iOS and Android users, providing a seamless and user-friendly experience for those who prefer betting on the go.

•

Mobile Browser: Our mobile website is optimized for various mobile browsers, ensuring that customers can access these services conveniently from their mobile devices, even without the need for a dedicated app.

•	Desktop: For customers who prefer a traditional desktop experience, we offer a comprehensive desktop platform that provides a wide range of betting options.

•

SMS (Short Message Service): In regions with limited internet connectivity, such as parts of Africa, we offer SMS betting services. Customers can place bets and receive updates through text messages, making sports betting accessible to a broader audience.

•

SST (Simplified Service Text): Similar to SMS, SST allows customers to place bets and receive information via text messages, ensuring that users with basic mobile phones or limited internet access can still enjoy our services.

•

USSD (Unstructured Supplementary Service Data): USSD is a critical channel in regions where internet access is limited. It enables users to interact with our platform through a simple, menu-based system on their mobile phones. Customers can place bets, check odds, and manage their accounts using USSD, providing inclusivity in markets with varying levels of technological infrastructure.

A significant component of our revenue is derived from its comprehensive sports betting offerings, which cover over 800 different leagues, providing more than 11 million bets on over 20,000 sporting events each month, inclusive of in-play betting. Notably, the sports betting technology, odds setting, and our proprietary risk management platforms.

Our sports betting services cover a wide range of sports, events, and markets to cater to diverse player local preferences. They offer betting options for traditional sports such as soccer (football), basketball, tennis, table tennis, volleyball, handball, ice hockey, American football, baseball, rugby, cricket, horse racing, and more. Additionally, they provide opportunities for betting on emerging trends like e-football and e-sports. In addition to conventional sports, our portfolio extends to niche markets like futsal, floorball, snooker, badminton, beach volleyball, darts, water polo, golf, biathlon, cycling, boxing, martial arts, alpine skiing, skiing, Formula 1, motor sports, NASCAR, kabaddi, and even sports specials related to major competitions. Moreover, we offer betting on political events where regulatory conditions permit, and even allow customers to propose their own bets, provided they meet ethical and legal requirements and are measurable.

Our innovative use of machine learning technologies within our platform serves enhanced customer experiences by offering tailored bets and continuously updated odds over an extensive range of events. This significantly reduces the requirement for manual oversight and intervention.

We offer a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. We offer a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. We also own our own casino development studio, which has thus far produced 52 slot games, which are available online, where regulatory approval is granted, catering to customers on its proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

Our casino offerings include a mix of in-house developed games from Expanse Studios and a selection of titles from renowned third-party casino providers. These providers include Games Global, BluOcean, Relax, Oryx, Playtech, iSoftbet, Leap, Evolution, Easit, Amusnet, Thunderkick, Spribe, Habanero, PG Soft, Greentube, EvoPlay, Wazdan, Pragmatic Play, Playson, Fazi, Endorphina, Spearhead, CT Interactive, Kiron, and Platipus. We have established revenue-sharing agreements with such providers to offer a wide variety of casino games, ensuring a diverse and engaging casino experience for our players via a vibrant and ever-expanding casino game library.

We have a dedicated iGaming section that covers eSports competitions and allows betting on gaming tournaments. This section caters to the growing interest in competitive gaming and includes popular titles such as CS:GO, Dota 2, Fortnite, LoL, Valorant, Rainbow Six, Crossfire, King of Glory, and more. This diverse range allows us to cater to the preferences of eSports enthusiasts.

We also provide extensive coverage of eSports events, encompassing major tournaments such as The International (Dota 2), League of Legends World Championship, and CS:GO Majors. Additionally, we align our coverage with significant European and international eSports tournaments according to the European competition calendar. This approach ensures that customers have access to a broad spectrum of eSports events, adhering to regulatory guidelines. We also utilize ethical advertising practices and partnerships with specialized gaming websites to connect with eSports enthusiasts effectively.

We offer in-play betting for eSports matches, enabling customers to place bets during the live progression of the games. This real-time betting feature enhances the eSports betting experience while ensuring that we comply with regulatory standards. To maintain the integrity of eSports betting and prevent unethical practices like match-fixing, we collaborate closely with international eSports federations. This partnership allows us to monitor eSports events and swiftly respond to any suspicious activities. In the event of any concerns, we proactively engage with national law enforcement authorities to uphold fair play and regulatory compliance.

We understand that player preferences and market dynamics can vary significantly. To address these differences across the group’s many jurisdictions, we have implemented several unique features and tailored offerings, including:

•

Localized content: In all markets, we provide localized content and promotions to align with city, country, and regional preferences. This includes language-specific interfaces, promotions tied to local events, and culturally relevant gaming experiences and consumer patterns.

•

Customer engagement: We prioritize responsible gaming and offer tools such as deposit and loss limits, time-out features, and self-exclusion options. These tools empower players to manage their gaming experiences responsibly.

•

Innovative Betting Options: Our “Empty Bets” feature allows customers to propose their own bets, fostering a sense of engagement and personalization. These bets are subject to stringent ethical and legal criteria and must be measurable. These bets are strictly prohibited from involving any unethical or illegal events or activities. We maintain a strong commitment to upholding the highest ethical standards in all aspects of our operations, including innovative betting options.

Beyond our direct business-to-consumer (B2C) operations, we also facilitate an indirect B2B franchise model. Under this model, we license our proprietary sports betting technology to local partners, who can operate under our brand or their own brand. This diversifies our revenue stream, enabling us to leverage our technology for added income, while expanding our brand presence.

Status of Development Efforts For New Or Enhanced Products, Trends In Market Demand And Competitive Conditions

We are diligently invested in research and development initiatives to attempt to stay at the forefront of our industry and meet the ever-evolving needs of our diverse customer base. As part of this strategy, our developmental efforts are primarily focused on enhancing product offerings, refining user experience, and bolstering our proprietary sports betting technology.

Our products and services compete in a market characterized by rapid technological advances, which means evolving standards in software technology and frequent new product introductions and enhancements that may render the existing ones obsolete. We attempt to continuously refine our software and technology offerings especially in terms of more intensive customer specification, segmentation and personalization, as well as to address regulatory changes in the markets in which we operate and plan to operate. We believe that in order to remain competitive, we need to continuously modify and enhance our technology platform and service offerings.

In the realm of technological advancement, one of our key development initiatives currently in progress is the integration of advanced Machine Learning (ML) technologies into our sports betting platform. The incorporation of these sophisticated technologies aims to personalize and enrich the betting experience for individual users by offering tailored bets, real-time updating of odds across a vast range of events, and further reducing the need for human oversight. This is expected to not only create a more dynamic, responsive, and intuitive betting experience, but also present a significant competitive advantage in a market where customer experience is paramount.

In terms of market trends, we believe that demand for online betting is on a significant upward trajectory globally, partially due to the lasting impact of the COVID-19 pandemic, which has accelerated the shift from traditional, physical betting shops to online platforms. The industry-wide transition towards mobile betting is another recent major trend, spurred on by the increased penetration of smartphones and improved internet connectivity. In response to these trends, we have successfully implemented an omni-channel approach to our markets, including iOS, Android, mobile browser, desktop, SMS, SST, USSD as well as retail segment.

With regard to competitive conditions, the betting industry continues to be highly competitive, with new entrants emerging frequently. However, we have maintained a robust competitive position, owing to our advanced technological infrastructure, diversified product portfolio, personalized customer experience, and prudent regulatory compliance. We are focused on maintaining and enhancing this competitive edge through continuous innovation, customer-centricity, and adaptability.

Resources Material to Our Business

In the context of the sports betting and gaming industry, raw materials do not take the traditional form as seen in manufacturing or other product-centric businesses. Instead, for entities like us, the primary resources are operating licenses, data, and software infrastructure. The ability to procure, process, and effectively utilize these resources plays a fundamental role in delivering competitive offerings and ensuring seamless and globally competitive operations.

Data providers: Given that the essence of sports betting revolves around accurate and real-time data, data providers are a critical resource for us. We rely on third-party data providers who deliver real-time sports data, statistical information, and analytical insights. This data underpins the companies’ sportsbook offering and feeds into the dynamic odds-setting and risk management systems the brand uses. The availability of this data and the reliability of the providers are crucial for the daily operation of our business.

Software infrastructure: Our proprietary sports betting technology forms the backbone of our operations. This includes its platform, which enables online and offline betting across multiple geographies, currencies, broadband internet connectivity conditions and regulatory demands. Maintaining, updating, and enhancing this software infrastructure is vital to its capacity to deliver a seamless and secure betting experience. It also ensures our offerings remain cutting-edge and competitive.

Content suppliers: In addition to data providers, we rely, to some extent, on various third-party suppliers for its gaming content, particularly in the areas of casino games, slots, roulette, and other RNG games. We have a team of well-established and experienced professionals capable of creating a broad segment of user acquisition content. The availability of high-quality and diverse gaming content is key to attracting and retaining customers, which is why the portion of in-house built casino products is constantly growing.

Human resources: We rely on the skills and expertise of our workforce, which includes everyone from the cashiers and odds setters, to the software engineers who maintain and develop our technical infrastructure, customer support personnel, who interface directly with the customers, as well as the compliance and regulatory team customer support representatives.

A Provider of Enterprise Software-as-a-Service (“SaaS”) Solutions

We also develop and own online gaming intellectual property (IP) and build configurable and scalable, turn-key, and white-label gaming platforms for international customers, located primarily in the Asia Pacific region. We own a proprietary Internet gaming enterprise software system that provides for unique casino and live game operations on the platforms that include GM-X System (“GM-X”) and GM-Ag System, Turnkey Solution and White Label Solutions. These platforms are provided to Asia Pacific Internet-based and land-based casino operators as a turnkey technology solution for regulated real money Internet gaming (“RMiG”), Internet sports gaming, and virtual simulated gaming (“SIM”).

The GM-X and GM-Ag System turn-key solutions (including modular, configurable and scalable gaming platforms), are complete software packages for starting an online gaming business, incorporating all the tools and gaming content necessary to run an online Casino and/or Sportsbook and offer a full suite of tools and features for successfully operating and maintaining an online gaming website: from player registration to user management and content management.

The GM-X and GM-Ag Systems have been deployed primarily in the Asia Pacific and we are currently focused on expanding our deployment into Europe, U.S., South America, and Africa. The online gambling industry, in the U.S., is essentially regulated at the state level. The Company is in continued discussions with multiple specialist gaming attorneys in the U.S. and has plans to engage one of these gaming specialists to represent the Company in its applications for a gaming license in the U.S. in the future.

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

Our GM-X and GM-Ag Systems provide the core platforms for our online casino and sportsbook operators. The systems contain back-office tools necessary for the customer to run a successful online iGaming operation. These tools include player account registration and creation, sophisticated payment services and gateways, geolocation, marketing, loyalty management, real-time analytics, and comprehensive reporting. Our platform can be accessed through both desktop and mobile applications.

Our customers are primarily licensed online gaming operators. We also provide services and resell third party gaming content to licensed online gaming distributors. The majority of our customers hold gaming licenses in Asia, South America, and Europe.

A Provider of Pay To Enter Prize Competitions And Online Trade Promotions Platform

We engage in the competition operations in the United Kingdom via our subsidiary RKingsCompetitions Ltd., (“RKings”). We operate competitions to win prizes online such as cars, motorbikes, watches, technology, holidays, luxury gadgets and other items by offering pay to enter prize competitions throughout the UK which are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services. The prize competitions require entrants to demonstrate sufficient skill, knowledge, or judgment to have a chance of winning and participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.

As a purely online business, we have been focusing on enhancing the products and experience we offer to both new and existing players by improving the functionality and responsiveness of the RKingsCompetitions.com website, enhancing the prize values, and reducing the ticket prices.

In addition, through GMG Assets Limited, we provide the winners of RKings’ prizes with the option of accepting the cash value of the prize.  In doing so, GMG Assets purchases the prize from the winner for cash and sells the prize to wholesalers at a margin.

On August 16, 2024, we entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd., an Australian proprietary limited company (“Classics”). Classics, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics for a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences. On August 21, 2024, we closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

Recent Events

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On, and effective on, April 9, 2025, we and the Meridian Sellers entered into a Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital, as discussed above under “NOTE 23 – SUBSEQUENT EVENTS”.

Post-Closing Cash Consideration Conversion Agreements

Also on April 9, 2025, the Company entered into the First Post-Closing Cash Conversion Agreement with Aleksandar Milovanović, our controlling stockholder and the Second Post-Closing Cash Conversion Agreement with Zoran Milošević, the Chief Executive Officer of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, our wholly-owned subsidiary, and Snežana Božović, our director, as discussed above under “NOTE 23 – SUBSEQUENT EVENTS”.

Prepayment of Secured Convertible Note

On April 28, 2025, the Company voluntarily prepaid in full, the then $7,200,000 remaining balance of the Secured Convertible Note as discussed above under “NOTE 23 – SUBSEQUENT EVENTS”. No prepayment penalties were due in connection with such prepayment.

Cash Requirements, Liquidity and Capital Resources

We had $29,661,926 of cash on hand and a working capital deficit of $16,077,344 as of March 31, 2025. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $20 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, as discussed in greater detail below under “Equity Distribution Agreement.”

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1.	Unicredit Bank Facility;
2.	Hipotekarna Bank Facility; and
3.	Igor Salindrija Facility.

See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on these debts.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the Meridian Purchase:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Golden Matrix Shares	Cash Consideration Balance as of March 31, 2025
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	1,684,642	3,290,358	25,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	129,540	-	9,870,460	*
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	-	-	10,000,000
Promissory Note Consideration	15,000,000	-	-	15,000,000
Total	$70,000,000	$25,312,591	$9,791,949	$34,895,460

* A total of $9,570,460 of this obligation has been paid in shares of common stock subsequent to March 31, 2025, and a total of $429,540 remains due on or before October 9, 2025. See also “NOTE 23 – SUBSEQUENT EVENTS”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

Contingent obligation:

The Company had a possible holdback payment of approximately $645,500 (GBP 500,000) as part of the consideration for the acquisition of RKings. The holdback is contested by the Company and currently subject to ongoing claims.

Liquidity and capital resources

Description	As of March 31, 2025	As of December 31, 2024
Cash and cash equivalents	$29,661,926	$30,125,944
Working capital (deficit)	$(16,077,344)	$(18,484,062)
Shareholders’ equity	$112,377,647	$108,950,580

The Company had $29,661,926 of cash on hand at March 31, 2025 and total assets of $213,953,767 ($45,925,128 of which were current assets) and a working capital deficit of $16,077,344 as of March 31, 2025. The working capital deficit was mainly due to $15,083,173 of current portion of long-term loans included in current liabilities, as well as $19,895,460 of current consideration payable to the Meridian Sellers. Included in total assets at March 31, 2025 was $71,039,070 of goodwill and $56,465,858 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

The Company had $30,125,944 of cash on hand at December 31, 2024, and total assets of $213,717,593 ($45,066,481 of which were current assets) and a working capital deficit of $18,484,062 as of December 31, 2024. The working capital deficit was mainly due to $17,291,241 of current portion of long-term loans included in current liabilities as well as $22,520,460 of current consideration payable to the Meridian Sellers. Included in total assets at December 31, 2024 was $71,249,119 of goodwill and $56,393,457 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY, CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

The decrease in cash of $464,018 between December 31, 2024 and March 31, 2025, was mainly due to the repayment of debt.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. We believe that our operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

In the future, we may be required to seek additional capital, including to pay amounts due pursuant to the terms of the MeridianBet Group Purchase Agreement, and to repay outstanding debt as discussed above, by selling additional debt or equity securities, which may include up to $14.7 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings (as discussed below), or may otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

On April 28, 2025, the Company voluntarily prepaid in full, the then $7,200,000 remaining balance of the Secured Convertible Note.

See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on the Company’s debts and lending facilities.

Cash flows

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$7,739,637	$4,457,874
Cash used in investing activities	$(5,340,839)	$(2,246,530)
Cash provided by (used in) financing activities	$(5,000,064)	$818,202

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the three months ended March 31, 2025, mainly include stock-based compensation, amortization expenses on intangible assets, depreciation on property plant and equipment and non-cash interest expense related to debt discount amortization.

The Company generated cash from operating activities of $7,739,637 during the three months ended March 31, 2025, due primarily to a $4,122,296 increase in accounts payable and accrued liabilities, $1,040,325 of stock-based compensation, $952,546 of non-cash interest expense related to debt discount amortization, $2,152,640 of amortization expenses relating to intangible assets, and $1,436,247 of depreciation expenses, which was mainly offset by a $258,217 net loss, an $820,433 increase in inventory, and an $897,968 increase in accounts receivable.

The Company generated cash from operating activities of $4,457,874 during the three months ended March 31, 2024, due primarily to $3,949,022 of net income, and $1,201,599 of depreciation expenses, which was mainly offset by a $1,979,430 decrease in taxes payable.

During the three months ended March 31, 2025, cash used in investing activities was $5,340,839, which was primarily due to $1,459,642 of consideration paid to the former owners of MeridianBet Group in connection with the Meridian Purchase, $426,700 of consideration paid to acquire Classics, $2,339,700 spent on intangible assets, and $1,107,424 spent on property, plant and equipment.

During the three months ended March 31, 2024, cash used in investing activities was $2,246,530, which was primarily due to $1,319,429 spent on intangible assets, and $932,245 spent on property, plant and equipment.

During the three months ended March 31, 2025, cash used in financing activities was $5,000,064, which was primarily due to repayments on debt of $4,428,626 and a repayment of lease of $571,438. During the three months ended March 31, 2024, cash provided by financing activities was $818,202, which was primarily due to proceeds from loans and borrowings of $2,157,872, which was offset by repayment of lease of $570,136 and payments of dividends of $769,534 to the former owners of MeridianBet Group.

The Company had a net decrease in cash of $464,018 for the three months ended March 31, 2025, which is mostly attributable to the repayments on the loans and borrowings as discussed above.

Equity Distribution Agreement

On November 22, 2024, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC. Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $14.7 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under a Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

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

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units vest as of the end of December 31, 2025. EBITDA means net income (loss) before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, and restructuring costs which include charges or expenses attributable to acquisition related costs. EBITDA and Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended
	March 31, 2025	March 31, 2024
Net income (loss)	$(258,217)	$3,949,022
+ Interest expense	1,471,360	4,371
- Interest income	(43,936)	(34,882)
+ Taxes	(336,053)	281,697
+ Depreciation	1,436,247	1,201,599
+ Amortization	2,152,640	442,319
EBITDA	$4,422,041	$5,844,126
+ Stock-based compensation	1,040,325	-
+ Restructuring costs	149,934	40,279
Adjusted EBITDA	$5,612,300	$5,884,405

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods. Effective on April 1, 2024, the Company acquired 100% of the MeridianBet Group (the “Meridian Purchase”), which was accounted for as a reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the Meridian Purchase were excluded prior to April 1, 2024, the effective closing date of the Purchase.

	Three Months Ended March 31,
	2025	2024	$Change	%Change
Revenue	$42,723,053	24,850,587	$17,872,466	72%
Cost of goods sold (COGS)	18,527,092	7,158,657	11,368,435	159%
Gross profit	24,195,961	17,691,930	6,504,031	37%
General and administrative expenses	24,301,978	13,997,809	10,304,169	74%
Income (loss) from operations	(106,017)	3,694,121	(3,800,138)	(103)%
Interest expense	1,471,360	4,371	1,466,989	33,562%
Interest earned	43,936	34,882	9,054	26%
Foreign exchange gain	433,668	12,937	420,731	3,252%
Other income	505,503	493,150	12,353	3%
Provision for income taxes	(336,053)	281,697	(617,750)	219)%
Net income (loss)	(258,217)	3,949,022	(4,207,239)	(107)%
Net income (loss) attributable to noncontrolling interest	(26,609)	(41,712)	15,103	36%
Net income (loss) attributable to GMGI	$(231,608)	3,990,734	$(4,222,342)	(106)%

Revenue. Revenue increased by $17,872,466, or 72%, to $42,723,053 for the three months ended March 31, 2025, from $24,850,587 for the three months ended March 31, 2024. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $14,997,337 of revenues in the three months ended March 31, 2025. $11,156,066 of the revenues were from prize competitions and trade promotions, $3,298,859 of the revenues were from resale of third-party gaming content, and $542,412 of the revenues were from the online casino in Mexico, all of which did not exist until the acquisition of Golden Matrix. Revenues from online casino from MeridianBet Group increased by $1,608,124, or 16%, to $11,395,428 for the three months ended March 31, 2025, from $9,787,304 for the three months ended March 31, 2024, mainly due to the increase in the offer of online casino games from different providers to 2,000+, the integration of two new providers: Skywind & Quickfire, the launching of the new game "Candy’s Bonanza" from the Company’s studio Expanse, which became a top 10 most popular game in the first quarter of 2025, and revenues from online sports betting which increased by $938,472, or 11%, to $9,851,335 for the three months ended March 31, 2025, from $8,912,863 for the three months ended March 31, 2024, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which features three AI models: Ticket Recommender, Events Recommender, and Casino Recommender, as well as intensified marketing campaigns and new sponsorship agreements. Revenues from retail sports betting and retail casino increased by $244,994, or 5%, to $5,676,052 for the three months ended March 31, 2025, from $5,431,059 for the three months ended March 31, 2024, mainly due to the increase in the offer of the brand new slot machines (120) and impact of betting shop promotions, especially during the period of reduced sports activity (in January and February).

COGS. Costs of goods (COGS) sold increased by $11,368,435, or 159%, to $18,527,092 for the three months ended March 31, 2025, from $7,158,657 for the three months ended March 31, 2024. The increase was primarily attributable to the acquisition of Golden Matrix, which contributed $10,661,049 to COGS in the three months ended March 31, 2025. A total of $7,954,453 of the COGS was from prize competitions, and $2,679,560 of the COGS was from resale of third-party gaming content, both of which did not exist until the acquisition of Golden Matrix effective on April 1, 2024. MeridianBet Group COGS from online casino, online sports betting, retail casino and retail sports betting increased by $695,314 in total, or 10%, to $7,555,098 for the three months ended March 31, 2025, from $6,859,784 for the three months ended March 31, 2024, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $6,504,031, or 37%, to $24,195,961 for the three months ended March 31, 2025, from $17,691,930 for the three months ended March 31, 2024. The increase in gross profit was partially due to the acquisition of Golden Matrix, which contributed $4,336,288 to gross profit in the three months ended March 31, 2025. MeridianBet Group gross profit from online casinos increased by $1,194,544 or 17%; gross profit from online sports betting increased by $711,067, or 11%, and gross profit from retail sports betting and retail casino increased by $199,159, or 5% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in gross profit was mainly due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses increased by $10,304,169, or 74%, to $24,301,978 for the three months ended March 31, 2025, from $13,997,809 for the three months ended March 31, 2024. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the three months ended March 31, 2025, was $1,040,325, compared to $0 for the three months ended March 31, 2024, a $1,040,325 increase from the prior period, which was due mainly to the RSUs granted to employees and directors of the Company, as well as shares issued for services during the period.

Amortization expenses for the three months ended March 31, 2025, were $2,152,640, compared to $442,319 for the three months ended March 31, 2024, a $1,710,321, or 387% increase from the prior period, which was due mainly to the amortization of the new intangible assets recognized as a result of the acquisition of Golden Matrix.

Salaries and wages for the three months ended March 31, 2025, were $6,290,867, compared to $4,328,524 for the three months ended March 31, 2024, a $1,962,343 or 45% increase from the prior period, which was due partially to $1,066,228 of salaries paid to employees of Golden Matrix after the acquisition. Salaries paid to employees of the MeridianBet Group increased by $896,115 for the three months ended March 31, 2025, compared to 2024, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended March 31, 2025, were $920,240, compared to $347,889 for the three months ended March 31, 2024, a $572,351 or 165% increase from the prior period, which was due partially to the $384,585 of professional fees of Golden Matrix after the acquisition in connection with corporate service, valuation fees, accounting services, and tax services. Professional fees of MeridianBet Group increased by $187,766 for the three months ended March 31, 2025, compared to 2024, which was mainly due to consulting services, as well as legal and audit services, in connection with the acquisition with Golden Matrix.

Marketing expenses for the three months ended March 31, 2025, were $6,045,796, compared to $3,061,934 for the three months ended March 31, 2024, a $2,983,862 or 98% increase from the prior period, which was due partially to the $1,825,412 marketing fees from Golden Matrix after the acquisition in connection with prize competition in UK, trade promotion in Australia and online casino business in Mexico, and resale of gaming content in the Asia Pacific region. Marketing expenses of MeridianBet Group increased by $1,158,450 for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by raised budgets across all Ads channels (Google, Meta, etc.), as well as new sponsorship agreements with: FNC – Fight Nation Championship, the football club AEL from Cyprus, the women’s basketball club Red Star, the basketball club Vršac and the expansion of the partnership with the basketball club Red Star.

Rents and utilities for the three months ended March 31, 2025, were $1,743,062, compared to $1,631,992 for the three months ended March 31, 2024, a $111,070 or 7% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense increased by $1,466,989, or 33,562%, to $1,471,360 for the three months ended March 31, 2025, from $4,371 for the three months ended March 31, 2024. The increase was mainly due to the amortization of debt discount related to the issuance of the Secured Convertible Note as well as to the accrual of contractual interest expenses on borrowings obtained from commercial banks.

Interest earned. Interest earned increased by $9,054, or 26%, to $43,936 for the three months ended March 31, 2025, from $34,882 for the three months ended March 31, 2024. The increase was mainly due to the interest from term deposits with our banks.

Foreign exchange gain. The foreign exchange gain increased by $420,731, to $433,668 for the three months ended March 31, 2025, from a gain of $12,937 for the three months ended March 31, 2024. This increase was primarily driven by favorable fluctuations in the EUR/RSD/USD exchange rate, which positively impacted the revaluation of the Company’s monetary assets and liabilities denominated in euros and dinars. The appreciation of the euro and dinars against the U.S. dollar during the reporting period resulted in higher unrealized foreign exchange gains.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the three months ended March 31, 2025, and 2024, other income amounted to $505,503 and $493,150, respectively. The increase of $12,353 is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services, etc.

Provision for income taxes. Our effective tax rate was (38.4)% and 6.7% for the three months ended March 31, 2025 and March 31, 2024, respectively. The decrease in the effective income tax rate for the quarter ended March 31, 2025 compared to the same period in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended March 31, 2025, and 2024, net loss attributable to noncontrolling interest amounted to $26,609 and $41,712, respectively. The decrease was primarily due to the profits from Classics which the Company acquired in August 2024.

Net income (loss) attributable to GMGI. Net income attributable to GMGI decreased by $4,222,342, or 106%, to $(231,608) for the three months ended March 31, 2025, from net income of $3,990,734 for the three months ended March 31, 2024. The decrease was mainly due to an increase in the general and administrative expenses, and interest expenses, each as discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025, are those that depend most heavily on these judgments and estimates. As of March 31, 2025, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 - SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding, except as discussed under “NOTE 21 – COMMITMENTS AND CONTINGENCES”, under the heading Legal Matters, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, which are incorporated by reference into this “Item 1. Legal Proceedings”. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows; however, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K, and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factors below which we have marked with an asterisk (*)reflect substantive changes from, or additions to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024.

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.*

We had $29,661,926 cash on hand and a working capital deficit of $16,077,344 as of March 31, 2025. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. We also anticipate needing to raise funding to repay the $18.8 million owed under the Facility Agreement (as discussed in greater detail above under “NOTE 15. LONG TERM LIABILITIES—Unicredit Bank Facility” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, as of March 31, 2025, and to pay certain post-closing amounts due in connection with the acquisition of the MeridianBet Group.

The most likely source of future funds presently available to us will be through the sale of equity capital, including, potentially through sales under the Equity Distribution Agreement with Craig-Hallum Capital Group LLC. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

The Company will likely need to raise funding to pay the post-closing obligations associated with the Meridian Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution.*

The consideration payable to the Meridian Sellers includes cash and stock which will come due in the future. The unpaid portion of the purchase price currently includes: (i) $10,275,000 in cash, which is due on or before October 9, 2025; and (ii) promissory notes in the amount of $15,000,000, due on or before (April 9, 2026).

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

We may choose not to sell any shares of common stock under our Distribution Agreement.*

On November 22, 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $14.7 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under a Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

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

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.*

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks, our common stock has traded as high as $6.27 per share and as low as $1.70 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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
●

general market, economic, and political conditions, including an economic slowdown or dislocation in the global credit markets, tariffs, trade wars, changes in interest rates and/or inflation and/or global conflicts;

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

Future sales of shares by existing stockholders could cause our stock price to decline.*

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock.

As of the date of this Report, we had 380,000 shares of common stock issuable upon the exercise of outstanding options to purchase shares of common stock at a weighted-average exercise price of $2.23 per share; 750,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock at an exercise price of $4.00 per share; and 2,214,670 shares of common stock issuable upon the vesting of Restricted Stock Unit equity awards that were granted under our equity incentive plans.

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

The issuance of common stock upon exercise of warrants will cause immediate and substantial dilution to existing shareholders.*

The Lind Warrant entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per warrant share, subject to customary adjustments, and a 4.99% beneficial ownership limitation. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Lind Warrant also provides for cashless exercise to the extent that the warrant shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the shares of common stock issuable upon exercise thereof are not then covered by an effective registration statement.

The issuance of common stock upon exercise of the Lind Warrants will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Lind Warrants may ultimately receive and sell the full amount of shares issuable in connection with the exercise of the Lind Warrants. Although the Lind Warrant may not be exercised by the holder thereof if such conversion would cause such holder to own more than 4.99% of our outstanding common stock (which may be increased to 9.99% as set forth in the Lind Warrant), these restrictions do not prevent such holder from exercising some of their holdings, selling those shares, and then exercising the rest of their holdings, while still staying below the 4.99% limit. In this way, the holder could sell more than these limits while never actually holding more shares than the limits allow. If the holder of the Lind Warrant chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The availability of shares of common stock upon exercise of the Lind Warrants for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. We cannot predict the size of future issuances of our common stock upon the exercise of Lind Warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock upon the exercise of the Lind Warrants, or the perception that such sales could occur, may cause the market price of our common stock to decline.

In addition, the common stock issuable upon the exercise of the Lind Warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of our stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the holder of the Lind Warrants, then the value of our common stock will likely decrease.

We are required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the exercise of the Lind Warrants, which was declared effective on September 20, 2024. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

* * * * * *

Separately, the risk factors from the Form 10-K entitled “Our Secured Convertible Note with the Investor is secured by a Security Agreement over substantially all of our assets and a pledge of the securities of certain of our subsidiaries.”; “We are required to make amortization payments of the amounts owed under the Secured Convertible Note upon the occurrence of certain events and we may not have sufficient cash to make such payments, if required.” and “We are subject to various restrictions while the Secured Convertible Note remains outstanding which may have an adverse effect on our ability to raise capital and undertake certain transactions.”, are no longer material risks to the Company, as the Company voluntarily repaid in full the Secured Convertible Note on April 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2025, and from the period from April 1, 2025 to the filing date of this Report, which have not previously been disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended March 31, 2025.

On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C., as discussed above.

On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited.

During the three months ended March 31, 2025, 60,000 unregistered shares of restricted common stock, with a value of $162,600, were issued for services.

Recent sales of unregistered securities subsequent to our fiscal quarter ended March 31, 2025.

On April 2, 2025, 10,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in March 2025.

On April 3, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in March 2025.

The Classics Closing Shares are subject to a true-up in the event the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that is 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) is less than the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day), the Shareholders are due additional compensation from the Company in an amount equal to the difference between the two closing prices, multiplied by the total Classics Closing Shares. At the Company’s option, the True-Up Amount can be paid in cash or shares of common stock of the Company, or any combination thereof. If shares of common stock are issued in connection with the satisfaction of the True-Up Amount they are to be valued based on the US$ Agreed Value. On February 17, 2025, the True-Up Amount was determined to be $518,650. On April 28, 2025, the Company issued 206,634 shares to satisfy this obligation.

On April 30, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company.

On May 1, 2025, 10,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in April 2025.

On May 5, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in April 2025.

* * * * * *

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

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
January 1 – January 31, 2025	—	$—	—	$4,998,329
February 1 – February 28, 2025	—	$—	—	$4,998,329
March 1 - March 31, 2025	—	$—	—	$4,998,329
Total	—	$—	—

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”-“Recent sales of unregistered securities”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

•

On November 29, 2024, Anthony Brian Goodman, the Company’s Chief Executive Officer, and Director entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “November 2024 10b5-1 Plan”). Pursuant to the November 2024 10b5-1 Plan, Mr. Goodman could sell up to 500,000 shares of common stock, with potential sales beginning on March 31, 2025 and continuing until August 8, 2025, or until all of the shares of common Stock to be sold under the November 2024 10b5-1 Plan were sold or the 10b5-1 Plan was otherwise terminated. On March 27, 2025, Mr. Goodman terminated the November 2024 10b5-1 Plan.

•

On March 28, 2025, Mr. Goodman entered into a new a Rule 10b5-1 Sales Plan intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “March 2025 10b5-1 Plan”). Pursuant to the March 2025 10b5-1 Plan, Mr. Goodman may sell up to 500,000 shares of common stock with potential sales beginning on June 30, 2025 and continuing until September 5, 2025, or until all of the shares of common stock to be sold under the 10b5-1 Plan are sold or the March 2025 10b5-1 Plan is otherwise terminated.

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

70

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
2.7

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated April 9, 2025, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

		8-K	2.7	4/14/2025	001-41326
2.8#	Share Exchange Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc., Classics Holdings Co. Pty Ltd. and the Shareholders of Classics Holdings Co. Pty Ltd.	8-K	2.1	8/20/2024	001-41326
10.1≠	Form of Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement (2023 Equity Incentive Plan)(Meridian Company employee awards – January 2025)	8-K	10.1	1/16/2025	001-41326
10.2	Amended and Restated Nominating and Voting Agreement dated January 29, 2025, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	1/30/2025	001-41326
10.3	Debt Conversion Agreement dated February 18, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	2/26/2025	001-41326
10.4≠	Form of Indemnification Agreement	8-K	10.2	2/26/2025	001-41326
10.5≠	Second Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated March 20, 2025*	10-K	10.70	3/24/2025	001-41326
10.6≠	Second Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated March 20, 2025*	10-K	10.71	3/24/2025	001-41326
10.7	Post-Closing Cash Consideration Conversion Agreement dated April 9, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	4/14/2025	001-41326
10.8	Post-Closing Cash Consideration Conversion Agreement dated April 9, 2025, by and between Golden Matrix Group, Inc. and Zoran Milošević and Snežana Božović	8-K	10.2	4/14/2025	001-41326

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	☒
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	☒
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	☒
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	☒
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	☒
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	☒
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	☒

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

GOLDEN MATRIX GROUP, INC.

Dated: May 8, 2025	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2025	/s/ Rich Christensen
Rich Christensen
Its: Chief Financial Officer (Principal Accounting/Financial Officer)

