Form 10-Q
period 2025-06-30
Golden Matrix Group, Inc.
filed 2025-08-06
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 139,483,065 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$22,136,319	$30,125,944
Accounts receivable, net	7,090,854	6,061,281
Accounts receivable – related parties	556,789	666,545
Taxes receivable	717,162	734,630
Inventory	4,761,483	3,937,854
Prepaid expenses	1,190,083	955,456
Other current assets	2,514,355	2,584,771
Total current assets	38,967,045	45,066,481

Non-current assets:
Goodwill & intangible assets, net	129,020,486	127,642,576
Property, plant & equipment, net	29,123,714	27,431,207
Investments	244,465	218,147
Deposits	6,189,912	5,706,319
Operating lease right-of-use assets	6,719,981	7,643,504
Other non-current assets	8,899	9,359
Total non-current assets	171,307,457	168,651,112
Total assets	$210,274,502	$213,717,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$16,493,642	$12,912,300
Accounts payable - related parties	440,720	19,655
Current portion of operating lease liability	2,428,729	2,378,896
Current portion of long-term loan – related party	-	501,591
Current portion of long-term loan	11,178,710	16,789,650
Taxes payable	3,644,543	3,774,418
Other current liabilities	1,230,606	1,090,063
Deferred revenues	1,163,760	1,095,463
Contingent liability	685,150	626,450
Current portion of consideration payable – related parties	25,174,300	22,520,460
Current portion of consideration payable	1,125,947	1,841,597
Total current liabilities	63,566,107	63,550,543

Non-current liabilities:
Non-current portion of operating lease liability	4,266,105	5,193,847
Non-current portion of long-term loan	11,327,545	14,364,246
Other non-current liabilities	6,132,222	6,658,377
Non-current portion of consideration payable – related parties	-	15,000,000
Total non-current liabilities	21,725,872	41,216,470
Total liabilities	$85,291,979	$104,767,013

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	$-	$-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 300,000,000 shares authorized; 139,117,131 and 129,242,993 shares issued and outstanding, respectively	1,391	1,292
Stock payable	-	5,711,807
Stock payable – related party	392,158	211,162
Subscription receivable	(29,787)	-
Additional paid-in capital	70,395,979	50,313,125
Treasury stock, at cost (59,796 shares)	(121,430)	(121,430)
Accumulated other comprehensive income (loss)	(2,520,276)	(8,089,854)
Accumulated earnings	53,161,057	57,046,892
Total shareholders’ equity of GMGI	121,279,092	105,072,994
Noncontrolling interests	3,703,431	3,877,586
Total equity	124,982,523	108,950,580
Total liabilities and equity	$210,274,502	$213,717,593

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$43,245,368	$39,415,242	$85,968,421	$64,265,829
Cost of goods sold	(18,868,349)	(17,729,700)	(37,395,441)	(24,888,357)
Gross profit	24,377,019	21,685,542	48,572,980	39,377,472

Operating expenses
Selling, general and administrative expenses	26,681,869	21,560,430	50,983,847	35,558,239
Income (loss) from operations	(2,304,850)	125,112	(2,410,867)	3,819,233

Other income (expense):
Interest expense	(1,481,669)	(32,484)	(2,953,029)	(36,855)
Interest earned	16,884	69,666	60,820	104,548
Foreign exchange loss/gain	(63,455)	(131,458)	370,213	(118,521)
Other income	591,576	509,759	1,097,079	1,002,909
Total other income (expense)	(936,664)	415,483	(1,424,917)	952,081
Net income (loss) before tax	(3,241,514)	540,595	(3,835,784)	4,771,314
Provision for income taxes	490,377	524,969	154,324	806,666
Net income (loss)	$(3,731,891)	$15,626	$(3,990,108)	$3,964,648
Less: Net income (loss) attributable to noncontrolling interest	(147,546)	(49,299)	(174,155)	(91,011)
Net income (loss) attributable to GMGI	$(3,584,345)	$64,925	$(3,815,953)	$4,055,659

Weighted average ordinary shares outstanding:
Basic	137,968,429	120,582,719	134,865,879	102,028,954
Diluted	137,968,429	128,455,184	134,865,879	105,965,187
Net income (loss) per ordinary share attributable to GMGI:
Basic	$(0.03)	$0.00	$(0.03)	$0.04
Diluted	$(0.03)	$0.00	$(0.03)	$0.04

Net income (loss)	$(3,731,891)	$15,626	$(3,990,108)	$3,964,648
Foreign currency translation adjustments	4,198,530	(301,263)	5,569,578	(2,105,943)
Comprehensive income (loss)	466,639	(285,637)	1,579,470	1,858,705
Less: Net income (loss) attributable to noncontrolling interest	(147,546)	(49,299)	(174,155)	(91,011)
Comprehensive income (loss) attributable to GMGI	$614,185	$(236,338)	$1,753,625	$1,949,716

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable - Related	Subscription	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	Income (Loss)	Earnings	GMGI	Interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	129,242,993	$1,292	(59,796)	$(121,430)	$50,313,125	$5,711,807	$211,162	$-	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	1,379,359	13	-	-	(13)	-	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	37,813	-	-	-	-	-	-	-	-	-		-	-
Shares issued for services	-	-	-	-	185,000	2	-	-	431,698	(128,100)	-	-	-	-	303,600	-	303,600
Acquisition of non-controlling interest	-	-	-	-	1,885,869	19	-	-	5,264,550	(5,657,607)	-	-	-	-	(393,038)	-	(393,038)
Shares issued for settlement of True-up liability	-	-	-	-	206,634	2	-	-	518,649	-	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	5,804,544	59	-	-	11,237,349	-	-	-	-	-	11,237,408	-	11,237,408
Shares issued under ATM Program	-	-	-	-	374,919	4	-	-	662,596	-	-	(29,787)	-	-	632,813	-	632,813
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	1,898,143	73,900	180,996	-	-	-	2,153,039	-	2,153,039
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	5,569,578	-	5,569,578	-	5,569,578
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,815,953)	(3,815,953)	(174,155)	(3,990,108)
Balance at June 30, 2025	1,000	$-	1,000	$-	139,117,131	$1,391	(59,796)	$(121,430)	$70,395,979	$-	$392,158	$(29,787)	$(2,520,276)	$53,161,057	$121,279,092	$3,703,431	$124,982,523

See accompanying notes to consolidated financial statements.

For the Three Months Ended June 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury	stock	Additional Paid-in	Stock	Stock Payable - Related	Subscription	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	Income (Loss)	Earnings	GMGI	Interest	Equity
Balance at March 31, 2025	1,000	$-	1,000	$-	133,079,518	$1331	(59,796)	$(121,430)	$58,174,731	$73,900	$301,660	$-	$(6,718,806)	$56,815,284	$108,526,670	$3,850,977	$112,377,647
Shares issued for vested RSUs	-	-	-	-	424,734	4	-	-	(4)	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	125,000	1	-	-	269,099	(73,900)	-	-	-	-	195,200	-	195,200
Shares issued for settlement of True-up liability	-	-	-	-	206,634	2	-	-	518,649	-	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	4,906,326	49	-	-	9,570,410	-	-	-	-	-	9,570,459	-	9,570,459
Shares issued under ATM Program	-	-	-	-	374,919	4	-	-	662,596	-	-	(29,787)	-	-	632,813	-	632,813
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	1,130,616	-	90,498	-	-	-	1,221,114	-	1,221,114
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	4,198,530	-	4,198,530	-	4,198,530
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,584,345)	(3,584,345)	(147,546)	(3,731,891)
Balance at June 30, 2025	1,000	$-	1,000	$-	139,117,131	$1,391	(59,796)	$(121,430)	$70,395,979	$-	$392,158	$(29,787)	$(2,520,276)	$53,161,057	$121,279,092	$3,703,431	$124,982,523

For the Six Months Ended June 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Stock	Stock Payable - Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	GMGI	Interest	Equity
Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	(2,105,943)	-	(2,105,943)	-	(2,105,943)
Recapitalization	1,000	-	-	-	36,742,287	367	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Shares issued for vested RSUs	-	-	-	-	534,500	6	(6)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	30,000	-	180,000	120,000	30,166	-	-	330,166	-	330,166
Fair value of stock-based compensation	-	-	-	-	-	-	1,307,886	-	-	-	-	1,307,886	-	1,307,886
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	4,055,659	4,055,659	(91,011)	3,964,648
Balance at June 30, 2024	1,000	$-	1,000	$-	120,801,977	$1,208	$32,210,148	$120,000	$30,166	$(5,413,521)	$62,582,800	$89,530,801	$860,712	$90,391,513

See accompanying notes to consolidated financial statements.

For the Three Months Ended June 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Additional Paid-in	Stock	Stock Payable - Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at March 31, 2024	-	$-	1,000	$-	83,475,190	$835	$3,044,894	$-	$-	$(5,112,258)	$62,517,875	$60,451,346	$910,011	$61,361,357
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	(301,263)	-	(301,263)	-	(301,263)
Recapitalization	1,000	-	-	-	36,742,287	367	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Shares issued for vested RSUs	-	-	-	-	534,500	6	(6)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	30,000	-	180,000	120,000	30,166	-	-	330,166	-	330,166
Fair value of stock-based compensation	-	-	-	-	-	-	1,307,886	-	-	-	-	1,307,886	-	1,307,886
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	64,925	64,925	(49,299)	15,626
Balance at June 30, 2024	1,000	$-	1,000	$-	120,801,977	$1,208	$32,210,148	$120,000	$30,166	$(5,413,521)	$62,582,800	$89,530,801	$860,712	$90,391,513

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(3,990,108)	$3,964,648
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Fair value of stock-based compensation	2,456,639	1,638,052
Unrealized foreign exchange loss on contingent liability	-	500
Non-cash interest expense related to debt discount amortization	1,950,094	-
Amortization of intangible assets	4,618,020	2,355,366
Depreciation of property, plant and equipment	2,780,271	2,028,263
Bad debt expense	168,929	86,786

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,190,337)	(637,937)
(Increase) decrease in accounts receivable – related party	101,311	(35,431)
(Increase) decrease in taxes receivable	17,468	569,184
(Increase) decrease in prepaid expenses	(196,491)	(1,017,633)
(Increase) decrease in other current assets	106,245	(391,394)
(Increase) decrease in inventories	(470,500)	(795,838)
(Increase) decrease in deposits	(502,217)	(162,370)
(Increase) decrease in other non-current assets	45,906	735
Increase (decrease) in accounts payable and accrued liabilities	4,530,082	(2,395,597)
Increase (decrease) in accounts payable – related party	420,011	(10,002)
Increase (decrease) in taxes payable	(804,244)	(3,739,539)
Increase (decrease) in deferred revenues	(3,876)	79,829
Increase (decrease) in customer deposit	54,865	43,774
Increase (decrease) in other current liabilities	125,649	34,482
Increase (decrease) in other liabilities	(304,644)	128,567
Increase (decrease) in operating lease liabilities	204,094	808,949
Net cash provided by operating activities	$10,117,167	$2,553,394

Cash flows from investing activities:
Cash paid for intangible assets	(5,976,880)	(4,025,569)
Cash paid for investments	(26,318)	7,426
Cash paid for property, plant and equipment	(3,574,317)	(1,523,493)
Cash paid for purchase of subsidiaries	(715,650)	-
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(1,610,343)	(23,000,000)
Cash assumed from acquisition with Golden Matrix	-	17,355,360
Net cash used in investing activities	$(11,903,508)	$(11,186,276)

Cash flows from financing activities:
Repayment on debt	(15,060,133)	(284,113)
Proceeds from loans and borrowings	1,172,000	25,451,100
Proceeds from sale of stock	632,813	-
Repayment of lease	(1,093,927)	(1,266,056)
Payments of dividends	48,072	(769,534)
Proceeds from option exercise	-	34,800
Net cash provided by (used in) financing activities	$(14,301,175)	$23,166,197

Effect of exchange rate changes on cash	8,097,891	(2,108,867)

Net increase in cash and cash equivalents	(7,989,625)	12,424,448
Cash and cash equivalents at beginning of year	30,125,944	20,405,296
Cash and cash equivalents at end of the quarter	$22,136,319	$32,829,744

Supplemental cash flows disclosures
Interest paid	$987,109	$32,917
Tax paid	$1,928,731	$1,655,712

Non-cash financing activities
Debt conversion	$11,237,408	$-
Shares issued for settlement of True-up liability	$518,651	$-
Acquisition of minority interest	$393,038	$-
Common stock issued for vested RSUs	$13	$6

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

The Meridian Purchase Agreement is described in greater detail below under “NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT”.

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd., an Australian proprietary limited company (“Classics Holdings”). Classics Holdings, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics for a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences. On August 21, 2024, the Company closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

Change of Control

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 (the “2024 Annual Report”), a change of control occurred upon the closing of the Meridian Purchase Agreement on April 9, 2024. As a result, the Meridian Sellers, including Aleksandar Milovanović, Zoran Milošević, and Snežana Božović, collectively acquired majority voting control of the Company.

For a full description of the equity issued, the resulting changes in beneficial ownership, and voting rights following the closing, please refer to “Note 1 – Basis of Presentation and Accounting Policies” to the consolidated financial statements in our 2024 Annual Report.

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024, and notes thereto, which are included in the 2024 Annual Report.

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

There have been no material changes to the Company’s subsidiaries during the six months ended June 30, 2025. For a discussion of the Company’s subsidiaries, refer to the Company’s subsidiary disclosures set forth in Part I, Item 1, “Business” of the 2024 Annual Report.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended June 30, 2025, and 2024, the Company had foreign currency translation adjustments of $4,198,530 and $(301,263), respectively. During the six months ended June 30, 2025, and 2024, the Company had foreign currency translation adjustments of $5,569,578 and $(2,105,943), respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of $(63,455) and $(131,458) during the three months ended June 30, 2025, and 2024, respectively, and $370,213 and $(118,521) during the six months ended June 30, 2025 and 2024, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at June 30, 2025 and December 31, 2024.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2025, and December 31, 2024, the allowance for doubtful accounts was $1,011,841 and $994,329, respectively. During the three months ended June 30, 2025, and 2024, there was $95,721 and $62,063, respectively, of bad debt expense recorded. During the six months ended June 30, 2025, and 2024, there was $168,929 and $86,786, respectively, of bad debt expense recorded.

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

Other intangible assets

Other intangible assets, including customer relationships, patents, and trademarks, that are acquired by the Company and have finite useful lives, are at a cost less accumulated amortization and any accumulated impairment losses.  Costs incurred after the asset is placed in service are recognized in the income statement as incurred.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $2,465,380 and $1,913,047 during the three months ended June 30, 2025, and 2024, respectively, and $4,618,020 and $2,355,366 during the six months ended June 30, 2025 and 2024, respectively.

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

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2024	$71,249,119
Foreign currency translation adjustment	13,232
Balance as of June 30, 2025	$71,262,351

Inventories

Prizes

RKings and Classics for a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $4,635,605 and $3,812,659 at June 30, 2025 and December 31, 2024, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $125,878 and $125,195 at June 30, 2025, and December 31, 2024, respectively.

As of June 30, 2025, and December 31, 2024, total inventory was $4,761,483 and $3,937,854, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $29,123,714 and $27,431,207, at June 30, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. The Company’s revenue streams and related recognition policies are described in detail in Note 1 – Basis of Presentation and Accounting Policies – Revenue Recognition to the consolidated financial statements included in the Company’s 2024 Annual Report.

There have been no material changes to the Company’s revenue recognition policies or the nature of its performance obligations during the six months ended June 30, 2025.

Other Income

Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company’s core activity.

For the three months ended June 30, 2025, and 2024, other income amounted to $591,576 and $509,759, respectively.

For the six months ended June 30, 2025, and 2024, other income amounted to $1,097,079 and $1,002,909, respectively.

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

The Company incurred current income tax expenses of $490,377 and $524,969 during the three months ended June 30, 2025, and 2024, respectively.

The Company incurred current income tax expenses of $154,324 and $806,666 during the six months ended June 30, 2025, and 2024, respectively, during the six months ended June 30, 2025, and 2024.

The Company accrued taxes payable of $3,644,543 and $3,774,418, each at June 30, 2025, and December 31, 2024, respectively.

The Company is subject to income taxes in various jurisdictions in which it operates. A summary of applicable statutory tax rates by jurisdiction is included in Note 20 – Income Taxes to the consolidated financial statements in the Company’s 2024 Annual Report.

There have been no material changes in statutory tax rates in the jurisdictions in which the Company operates during the six months ended June 30, 2025.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months and six months ended June 30, 2025 and 2024:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(3,584,345)	$64,925	$(3,815,953)	$4,055,659
Denominator:
Weighted average common shares outstanding	137,968,429	120,582,719	134,865,879	102,028,954

Basic earnings (loss) per common share	$(0.03)	$0.00	$(0.03)	$0.04

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(3,584,345)	$64,925	$(3,815,953)	$4,055,659
Denominator:
Weighted average common shares outstanding	137,968,429	120,582,719	134,865,879	102,028,954
Preferred shares	-	1,000,000	-	500,000
Warrants/Options	-	164,244	-	82,122
Restricted stock units	-	1,505,051	-	752,526
Deferred cash convertible note	-	203,170	-	101,585
Closing share consideration	-	5,000,000	-	2,500,000
Adjusted weighted average common shares outstanding	137,968,429	128,455,184	134,865,879	105,965,187

Diluted earnings (loss) per common share	$(0.03)	$0.00	$(0.03)	$0.04

Dividends

Dividends represent distributions made to the former owners of MeridianBet Group prior to the effective date of the Meridian Purchase Agreement (see “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT” for details). No dividends were paid during the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, dividends paid amounted to $0 and $769,534, respectively.

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

Stock-based compensation was $1,416,314 and $1,638,052 during the three months ended June 30, 2025 and 2024, respectively, and $2,456,639 and $1,638,052 during the six months ended June 30, 2025 and 2024, respectively.

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

Receivables related to resale of online gaming content and B2B services amount to $4,238,202 and $3,747,169 as of June 30, 2025, and December 31, 2024, respectively.

Receivables from payment providers in Bosnia amount to $1,577,677 and $1,517,840 as of June 30, 2025, and December 31, 2024, respectively. These receivables are settled regularly.

The Company has accounts receivable of $7,090,854 and $6,061,281 as of June 30, 2025, and December 31, 2024, respectively (net of allowance for bad debt of $1,011,841 and $994,329, respectively).

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

The accounts receivable from related parties amount to $556,789 and $666,545, as of June 30, 2025 and December 31, 2024, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $717,162 and $734,630 as of June 30, 2025, and December 31, 2024, respectively. The components of taxes receivable are as follows:

Description	As of June 30, 2025	As of December 31, 2024
Corporate income taxes receivable	$491,408	$310,424
VAT refund receivables	70,242	286,031
Municipality taxes refund receivable	155,512	138,175
Total taxes receivable	$717,162	$734,630

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $1,190,083 and $955,456 as of June 30, 2025, and December 31, 2024, respectively. The components of prepaid expenses are as follows:

Description	As of June 30, 2025	As of December 31, 2024
Prepayments to suppliers	$394,195	$39,239
Prepaid payroll expense	4,984	4,557
Prepaid rent	12,462	12,475
Prepaid license	189,388	443,355
Prepaid sponsorship/advertising	279,149	363,835
Other prepayments	309,905	91,995
Total prepaid assets	$1,190,083	$955,456

NOTE 6 – OTHER CURRENT ASSETS

As of June 30, 2025, and December 31, 2024, other current assets are $2,514,355 and $2,584,771, respectively. The components of other current assets are as follows:

Description	As of June 30, 2025	As of December 31, 2024
Other current receivables	$1,023,540	$1,315,276
Accrued income	1,281,489	1,068,075
Employee receivables	396,580	314,865
Other current investments	344,942	330,302
Allowance for bad debt	(532,196)	(443,747)
Total other current assets	$2,514,355	$2,584,771

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of June 30, 2025, the total allowance for bad debt amounts to $532,196 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $383,028, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $140,142.

NOTE 7– ACQUISITIONS

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

Classics Holding Acquisition

As previously disclosed in Note 7 – Acquisitions to the consolidated financial statements included in the Company’s 2024 Annual Report, on August 16, 2024, the Company entered into a Share Exchange Agreement with NJF Exercise Physiologists Pty Ltd and Think Tank Enterprises Pty Ltd (the “Classics Sellers”) to acquire 80% of the outstanding equity of Classics Holdings, effective August 1, 2024. Classics for a Cause operates an established B2C trade promotions business in Australia.

The total consideration for the acquisition included a combination of restricted common stock, cash payments, a holdback amount, and a potential earnout. The transaction was accounted for as a business combination under FASB ASC 805, with the purchase price preliminarily allocated to the identifiable assets acquired and liabilities assumed, based on estimated fair values.

Goodwill of approximately $6.35 million was recognized, representing the excess of the total consideration (including the fair value of the noncontrolling interest) over the net fair value of the assets acquired. The noncontrolling interest was estimated at $1.42 million. The allocation included identifiable intangible assets such as trade names, customer relationships, and non-compete agreements.

As of June 30, 2025, the preliminary purchase price allocation remains unchanged. The earnout conditions for the period ended June 30, 2025 were not met, and no additional consideration was earned by the Classics Sellers. The shares of common stock issued as part of the acquisition of Classics Holdings were subject to a true-up equal to the difference, if negative, between the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that was 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) and the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) (the “True-Up Amount”). At the Company’s option, the True-Up Amount could be paid in cash or shares of common stock of the Company, or any combination thereof. On February 17, 2025, the True-Up Amount was determined to be $518,650 and on April 28, 2025, the Company issued 206,634 shares to satisfy this obligation.

Classics for a Cause’s results of operations have been included in our consolidated financial statements beginning on August 1, 2024. Classics for a Cause contributed revenues of $2,029,926 and net income attributable to GMGI of $66,829 for the three months ended June 30, 2025. Classics for a Cause contributed revenues of $4,334,642 and net income attributable to GMGI of $273,260 for the six months ended June 30, 2025.

Media Games Malta Acquisition

As previously disclosed in Note 7 – Acquisitions to the consolidated financial statements included in the Company’s 2024 Annual Report, on July 11, 2024, the Company entered into a Share Purchase Agreement (“SPA”) to acquire 100% of the issued share capital of Media Games Malta (EU) Limited for a total purchase price of approximately $487,647 (€435,555). The consideration was paid in part at signing and the balance in four equal monthly instalments through November 2024.

The transaction was accounted for as a business combination in accordance with ASC 805 – Business Combinations. The acquisition resulted in recognition of approximately $537,184 of goodwill and $162,626 in identifiable intangible assets (trademark/name).

Media Games Malta’s results have been included in the consolidated financial statements effective August 1, 2024. For the three and six months ended June 30, 2025, the entity contributed $97,457 and $205,296 in revenues, respectively, and net losses attributable to GMGI of $68,359 and $104,079, respectively.

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

The purchase price is $3,098,797, of which, in accordance with the agreement, a portion will be paid by way of the issuance of 814,768 shares of restricted common stock of the Company, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $654,493. On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C., as discussed above. As of June 30, 2025, a cash consideration of $479,166 remains outstanding and is recorded as a consideration payable on the balance sheet.

Additionally, on October 3 and November 8, 2024, share purchase agreements were signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The purchase price is $4,073,707, of which, in accordance with the agreement, a portion will be paid in restricted shares of common stock of the Company, totaling 1,071,101 shares, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $860,404. On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited. As of June 30, 2025, a cash consideration of $646,781 remains outstanding and is recorded as a consideration payable on the balance sheet.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended June 30, 2024 assume the acquisitions of Golden Matrix, Classics Holdings, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2024:

Three Months Ended June 30,
2024
Pro-forma total revenues	$41,824,868
Pro-forma net income (loss) attributable to GMGI	$394,222

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2024 assume the acquisitions of Golden Matrix, Classics Holdings, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2024:

Six Months Ended June 30,
2024
Pro-forma total revenues	$82,384,511
Pro-forma net income (loss) attributable to GMGI	$2,477,996

The unaudited pro-forma consolidated results above are based on the historical financial statements of MeridianBet Group, Golden Matrix, Classics Holdings, Media Games Malta, and Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus, are not necessarily indicative of the results of operations that would have been achieved if the acquisitions were completed at January 1, 2024, and are not indicative of the future operating results of the combined company. The pro-forma consolidated results of operations also include the effects of purchase accounting adjustments, including amortization charges related to the finite-lived intangible assets acquired, assuming that the business combination occurred on January 1, 2024.

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

During the six months ended June 30, 2025, and 2024, respectively, software development costs of $1,146,753 and $3,993,875, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the six months ended June 30, 2025, and 2024, respectively, costs of $4,830,127 and $3,908,881 were incurred and capitalized, while a total of $3,442,266 was placed in service in 2025.

We anticipate that the majority of intangible construction in process will be placed in service in stages during the 2025, depending on the progress of the software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the six months ended June 30, 2025, and 2024, respectively, costs of $767,679 and $84,993, were incurred and capitalized. The licenses are amortized over the life of the licenses.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,591,047, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $2,312,837. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $2,465,380 and $1,913,047 for the three months ended June 30, 2025, and 2024, respectively and $4,618,020 and $2,355,366 for the six months ended June 30, 2025, and 2024, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of June 30, 2025	As of December 31, 2024
Intangible construction in process	$12,144,139	$11,354,044
Licenses	6,457,672	5,689,993
Software	18,525,218	14,780,382
Trademarks and tradenames	12,189,361	12,183,561
Developed technology	3,100,000	3,100,000
Customer relationships	17,951,347	17,950,000
Non-compete agreement	290,686	290,000
Other intangible assets	3,903,884	3,451,010
Gross intangible assets	74,562,307	68,798,990
Less: accumulated impairment and amortization
Licenses amortization	(1,197,153)	(519,702)
Software amortization	(7,108,355)	(6,718,227)
Trademarks and tradenames amortization	(1,455,390)	(838,532)
Developed technology	(775,005)	(465,003)
Customer relationships	(4,450,846)	(2,656,083)
Non-compete agreement	(132,595)	(61,186)
Other intangible assets amortization	(1,684,828)	(1,146,800)
Total accumulated impairment and amortization	(16,804,172)	(12,405,533)
Net definite-lived intangible assets	$57,758,135	$56,393,457

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of June 30, 2025:

Year Ending December 31,	Estimated Amortization
2025	$11,662,252
2026	11,706,759
2027	11,304,857
2028	10,869,506
2029	7,020,825
Thereafter	5,193,936
Total future amortization	$57,758,135

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

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of June 30, 2025	As of December 31, 2024
Land	$29,362	$26,084
Buildings, net	10,173,772	9,190,949
Slots and machines, net	11,849,410	11,065,973
Equipment, net	3,366,154	3,348,069
Computers, net	1,623,591	1,719,679
Televisions, net	295,385	302,348
Investment in third party property, plant and equipment	1,786,040	1,778,105
Total property, plant and equipment, net	$29,123,714	$27,431,207

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Advances for property, plant and equipment represent the purchase of the premises in Montenegro. These premises are still in the process of construction.

Depreciation expenses were $1,344,024 and $826,664, for the three months ended June 30, 2025, and 2024, respectively, and $2,780,271 and $2,028,263, for the six months ended June 30, 2025, and 2024, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of June 30, 2025 and December 31, 2024, deposits and prepaid assets are $6,189,912 and $5,706,319, respectively. The components of deposits and prepaid assets are as follows:

Description	As of June 30, 2025	As of December 31, 2024
Deposits for rent & office leases	$340,330	$183,596
Deposits for retail betting	2,828,458	2,522,993
Deposits for retail casino	-	2,880
Deposits for internet betting	865,698	1,082,621
Other prepayments	11,654	10,785
Other deposits	2,143,772	1,903,444
Total deposits and prepaid assets	$6,189,912	$5,706,319

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

NOTE 11 – INVESTMENTS

The Company has investments in unconsolidated entities.  The investments are accounted for under the equity method whereby the initial investment is recognized at cost and the entities’ profits or losses are recorded in proportion to the Company’s percentage of ownership.  As of June 30, 2025, and December 31, 2024, the Company had investments of $244,465 and $218,147, respectively, representing investments in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares), and BH Telekom (15,228 shares).

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

The lease cost for the three months ended June 30, 2025, and 2024, was $912,357 and $823,264, respectively.

The lease cost for the six months ended June 30, 2025, and 2024, was $1,839,612 and $1,674,651, respectively.

As of June 30, 2025, and December 31, 2024, the right-of-use assets were $6,719,981 and $7,643,504, respectively, and there was also a current lease liability of $2,428,729 and $2,378,896, respectively, and a non-current lease liability of $4,266,105 and $5,193,847, respectively.

Maturities of lease liabilities as of June 30, 2025, were as follows:

Operating Lease
2025	$2,689,058
2026	2,573,409
2027	1,409,839
2028	288,954
2029	75,656
Thereafter	-
Total lease payments	7,036,916
Less imputed interest	342,082
Present value of lease liability	$6,694,834

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management salaries, superannuation liabilities and accrued bonuses totaling $440,720 and $19,655, as of June 30, 2025, and December 31, 2024, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of June 30, 2025, and December 31, 2024, taxes payable are $3,644,543 and $3,774,418, respectively. The components of taxes payable are as follows:

	As of June 31, 2025	As of December 31, 2024
Stamps, duties and other taxes	$2,600,459	$2,369,595
Corporate income tax payable	1,044,084	1,404,823
Total taxes payable	$3,644,543	$3,774,418

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

The Company recorded a debt discount of $908,037 related to the Unicredit Bank facility in connection with advisory services provided by Citigroup Global Markets Limited. The debt discount was amortized to interest expense. As of June 30, 2025, the unamortized debt discount was $554,911.

For the six months ended June 30, 2025, the Company paid $5,134,487 to Unicredit Bank against the loan, including the principal amount of $4,374,407 and interest accrued of $760,080. As of June 30, 2025, and December 31, 2024, the principal balance of the loan was $18,037,572 and $20,203,619.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of June 30, 2025, the requirement under the Financial Covenant has been met.

On April 9, 2025, Meridian Serbia entered into a short-term credit line agreement, in the amount of RSD 117,182,900 (equivalent to EUR 1,000,000; approximately $1,173,560) from UniCredit Bank for working capital financing of the Company. The term of using the funds is 12 months ending on April 8, 2026. The Bank charges interest at the nominal interest rate equal to one month BELIBOR plus 2.00% p.a.

For the six months ended June 30, 2025, the Company paid $12,439 to Unicredit Bank against the loan, including the principal amount of $0 and interest accrued of $12,439. As of June 30, 2025, and December 31, 2024, the principal balance of the loan was $1,173,560 and $0.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending in April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the six months ended June 30, 2025, the Company paid $581,488 to Hipotekarna Bank against the loan, including the principal amount of $546,387, and interest accrued of $35,101. As of June 30, 2025, and December 31, 2024, the principal balance of the loan was $907,994 and $1,324,361.

On December 9, 2024, MeridianBet Montenegro entered into a short-term loan, in the amount of EUR 1,000,000 (approximately $1,039,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 12 months ending on December 31, 2025. The Bank charges effective interest at the annual rate of 5.79% (nominal interest rate 5.3%).

For the six months ended June 30, 2025, the Company paid $562,994 to Hipotekarna Bank against the loan, including the principal amount of $539,339, and interest accrued of $23,655. As of June 30, 2025, and December 31, 2024, the principal balance of the loan was $593,519 and $1,038,900.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is the 24 months ending on April 1, 2026, when the entire loan amount becomes due. The effective interest is at the annual rate of 7%. As of June 30, 2025, and December 31, 2024, the principal balance of the loan was $2,334,000 and $2,065,680.

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

The Company recorded a debt discount of $3,754,575 related to the issuance of the Secured Convertible Note. The total debt discount was comprised of the relative fair value of the Lind Warrant, the $2,000,000 issue discount, the commitment fee, $432,398 of advisory fees in connection with the debt issuance to Citigroup Global Markets Limited, and other issuance costs. The relative fair value of the Lind Warrant was $1,007,482 and was calculated using the Black-Scholes option pricing model. As of June 30, 2025, the unamortized debt discount was $0.

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

For the six months ended June 30, 2025, the Company paid a total of $9,600,000 to the Investor against the loan through cash payments. As of June 30, 2025, the Secured Convertible Note was paid off.

As of June 30, 2025 and December 31, 2024, long term liabilities amount to $22,506,255 and $31,655,487, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility, and the Igor Salindrija facility.

Maturities of long-term loan as of June 30, 2025 and December 31, 2024, are as follows:

Long term loan	As of June 30, 2025	As of December 31, 2024
Within 1 year	$11,178,710	$17,291,241
Within 1-2 Years	11,327,545	14,364,246
Present value of loan liability	$22,506,255	$31,655,487

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of June 30, 2025, and December 31, 2024, other current liabilities were $1,230,606 and $1,090,063, respectively. The components of other current liabilities are as follows:

Description	As of June 30, 2025	As of December 31, 2024
Staff costs payable	$758,018	$577,788
Other current payables	132,943	148,345
Rent deposits received	2,514	2,233
Bank overdraft	-	83,965
Dividends payable	24,476	38,671
Customer deposit	312,655	239,061
Total other current liabilities	$1,230,606	$1,090,063

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, fees, etc.

Other Non-Current Liabilities

As of June 30, 2025, and December 31, 2024, other non-current liabilities were $6,132,222 and $6,658,377, respectively. The components of other non-current liabilities are as follows:

	As of June 30, 2025	As of December 31, 2024
Leases payable	$3,454	$36,348
Retirement benefits	15,766	14,674
Deferred tax liabilities	6,113,002	6,607,355
Total other non-current liabilities	$6,132,222	$6,658,377

The deferred tax liabilities resulted from the Meridian Purchase and Classics Holdings acquisition, which led to the recognition of intangible assets and corresponding deferred tax liabilities. These deferred tax liabilities will be amortized in line with the amortization of the related intangible assets.

NOTE 17 – RELATED PARTY TRANSACTIONS

All related-party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Dividends Paid to the Meridian Sellers

For the three months ended June 30, 2025, and 2024, dividends paid to the former owners of MeridianBet Group are as follows:

Owners	Dividends Paid Three Months Ended June 30, 2025	Dividends Paid Three Months Ended June 30, 2024
Aleksandar Milovanović	$-	$-
Zoran Milošević	-	-
Snežana Božović	-	-
Other dividends paid	-	-
Total dividends paid	$-	$-

For the six months ended June 30, 2025, and 2024, dividends paid to the owners are as follows:

Owners	Dividends Paid Six Months Ended June 30, 2025	Dividends Paid Six Months Ended June 30, 2024
Aleksandar Milovanović	$-	$468,694
Zoran Milošević	-	165,562
Snežana Božović	-	5,450
Other dividends paid	-	129,828
Total dividends paid	$-	$769,534

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

The License Agreement was mutually terminated, effective January 1, 2025.As of June 30, 2025, the amount receivable from Articulate was $132,072.

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

During the six months ended June 30, 2025, revenues from Elray were $13,907. As of June 30, 2025, the amount receivable from Elray was $13,648. There were no revenues received from Elray before April 1, 2024.

Top Level doo Serbia and Network System Development GMBH

The accounts receivable-related party from Top Level doo Serbia and Network System Development GMBH,  amount to $298,979 and $317,125 as of June 30, 2025, and December 31, 2024, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $294,341 and $288,157, separately.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

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

As of June 30, 2025, and December 31, 2024, 1,000 and 1,000 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of June 30, 2025, and December 31, 2024, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of June 30, 2025, and December 31, 2024, 19,998,000 and 19,998,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of June 30, 2025, and December 31, 2024, 300,000,000 and 300,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 139,117,131 and 129,242,993 shares were issued and outstanding, respectively.

Common Stock Transactions

On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited.

On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C.

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

As of February 23, 2025, a total of $1,165,358 of the $5,000,000 due to the Meridian Sellers as contingent cash consideration, which was due six months following the acquisition of MeridianBet Group remained due to Milovanović (the “Remaining Contingent Cash”). On February 23, 2025, the Company and Milovanović entered into a Debt Conversion Agreement dated February 18, 2025 (the “February 2025 Debt Conversion Agreement”), pursuant to which the Company and Milovanović agreed to convert the Remaining Contingent Cash into 647,422 shares of common stock of the Company, based on a conversion price of $1.80 per share.

On April 9, 2025, we entered into the Sixth Amendment to the Meridian Purchase Agreement with the Meridian Sellers. The amendment confirmed that $179,540 of the $10 million of non-contingent consideration which was due to the Sellers 12 months after the closing date of the acquisition of MeridianBet Group had already been paid and provided that the remaining amounts would be partially converted into common stock. Specifically, $9,445,460 owed to Milovanović was converted into 4,843,826 shares at $1.95 per share; $100,000 owed to Milošević and $25,000 owed to Božović was converted into 50,000 and 12,500 shares, respectively, at $2.00 per share. The remaining $150,000 owed to Milošević and $100,000 owed to Božović is payable by October 9, 2025.

On April 28, 2025, the Company issued 206,634 shares of its common stock to the Classics Sellers to fully satisfy the True-Up Amount of $518,650, which had been determined on February 17, 2025. The shares were issued in accordance with the terms of the Classic Holding’s Share Exchange Agreement, pursuant to which the Company had the option to settle the True-Up Amount in cash, shares, or a combination thereof. The shares were valued based on the US$ Agreed Value as defined in the agreement.

The Company owes quarterly salaries of $392,158 to Zoran Milošević and Snežana Božović which are expected to be settled in shares.

During the six months ended June 30, 2025, 185,000 unregistered shares of restricted common stock, with a value of $431,700, were issued for services.

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

During the six months ended June 30, 2025, we sold an aggregate of 374,919 shares of our common stock under the ATM Program for net proceeds of approximately $662,600, after deducting commissions. Of this amount, $29,787 is expected to be received in July.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the Meridian Purchase. No options or warrants were outstanding prior to April 1, 2024.

The following table represents the stock option activity for the six months ended June 30, 2025:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2024	490,000	$2.23
Options expired	(50,000)	$3.98
Options exercised	(60,000)	$0.80
Options Outstanding as of June 30, 2025	380,000	$2.23
Options Exercisable as of June 30, 2025	380,000	$2.23

The fair value of stock options was measured using the Black-Scholes option pricing model. The Black-Scholes valuation model takes into consideration the share price of the Company, the exercise price of the options, the amount of time before the option expires, and the volatility of share price. Compensation expense is charged to operations through the vesting period. The amount of cost is calculated based on the accounting standard ASU 2018-07.

On June 16, 2025, the Company agreed to extend the exercise period of certain stock options by one year, which covered options granted to one employee and one consultant to purchase 180,000 shares of common stock at an exercise price of $1.74 per share and options granted to one director to purchase 100,000 shares of common stock at an exercise price of $2.67 per share. The Company recorded a total of $118,741 in expense due to the option extension.

The total compensation cost related to stock options granted including the option extension as discussed above was $118,741 and $91,696, for the six months ended June 30, 2025 and 2024, respectively.

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

The following table represents the RSUs activity under the 2022 Plan for the six months ended June 30, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	1,837,570
RSUs granted	-
RSUs forfeited	(8,875)
RSUs vested and settled in shares of common stock	(1,173,859)
RSUs Outstanding as of June 30, 2025	654,836

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

The following table represents the RSUs activity under the 2023 Plan for the six months ended June 30, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	10,000
RSUs granted	1,553,500
RSUs forfeited	(40,000)
RSUs vested	(205,500)
RSUs Outstanding as of June 30, 2025	1,318,000

The total compensation cost related to RSUs was $1,779,402 and $1,216,190 for the six months ended June 30, 2025 and June 30, 2024.

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

The Company’s three reportable segments are as follows:

•	MeridianBet Group – This segment includes revenues from retail sports betting, retail casinos, online sports betting, online casinos, and bars operated by MeridianBet Group companies across Serbia, Bosnia, Montenegro, Africa, Central and South America, and other European regions.
•	GMAG – This segment generates revenue through the Company’s intellectual property and the resale of third-party gaming content, primarily serving customers in the Asia-Pacific region.
•	RKings & CFAC – This segment includes revenues from pay-to-enter prize competitions and trade promotions, conducted through RKings in the UK and Classics for a Cause in Australia.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the six months ended
	June 30, 2025
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	$56,934,460	$7,471,339	$21,562,622	$85,968,421
Cost of revenue	(16,574,445)	(5,193,436)	(15,538,957)	(37,306,838)
Segment gross profit	40,360,015	2,277,903	6,023,665	48,661,583

Less:
Selling, general and administrative expenses	7,051,698	695,041	1,122,520	8,869,259
Salaries and wages	10,845,152	686,109	527,276	12,058,537
Professional fees	1,322,989	159,442	47,602	1,530,033
Marketing expenses	9,560,442	425,762	2,765,174	12,751,378
Rents and utilities	3,354,862	61,873	92,569	3,509,304
Bad debt expense	168,929	-	-	168,929
Segment income from operations	8,055,943	249,676	1,468,524	9,774,143

Less:
Holding company expenses				2,180,146
Restructuring costs				149,934
Stock-based compensation expenses				2,456,639
Depreciation expenses				2,780,271
Amortization expenses				4,618,020
Total income (loss) from operations				$(2,410,867)

Total revenues by geographic region are as follows:

	For the three months ended				For the six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
UK	$8,376,630	19%	$9,656,962	25%	$17,227,980	20%	$9,656,962	15%
Europe (UK-Excl.)	24,107,757	56%	21,449,953	54%	46,981,218	55%	42,336,831	66%
Central and South America	2,235,236	5%	1,187,936	3%	4,121,450	5%	1,970,647	3%
Asia Pacific (Australia Excl.)	3,249,355	8%	4,224,813	11%	6,390,922	7%	4,224,813	7%
Australia	1,881,295	4%	-	-	4,334,642	5%	-	-
Africa	3,395,095	8%	2,895,578	7%	6,912,209	8%	6,076,576	9%
Total	$43,245,368	100%	$39,415,242	100%	$85,968,421	100%	$64,265,829	100%

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – EFFECTIVE TAX RATE

Our effective tax rate was (16.3)% and 97.1% for the three months ended June 30, 2025 and June 30, 2024, and (4.0)% and 16.9% for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

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

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, for the twelve months ended December 31, 2024, the Company had accrued a tax expense of $1,468,472 as an accrued liability for the said dispute. There is no change to the amount as of June 30, 2025.

The Company is in a dispute with Mr. Paul Hardman (one of the former owners of RKings) with regards to a certain consideration totaling approximately $626,450 (GBP 500,000) that he has alleged is still owed to him pursuant to the RKings Purchase Agreement, and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of June 30, 2025. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the acquisition agreement related to the purchase of RKings against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT

As previously disclosed in Note 22 – MeridianBet Group Purchase Agreement to the consolidated financial statements included in the 2024 Annual Report, Golden Matrix Group, Inc. (“GMGI”) completed its acquisition of 100% of the outstanding share capital of MeridianBet Group on April 9, 2024 (effective as of April 1, 2024), pursuant to the Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, as amended.

The total preliminary purchase consideration was approximately $107.9 million, which included the issuance of 82,141,857 shares of common stock, 1,000 shares of Series C Convertible Preferred Stock, $12 million in closing cash, and $15 million in promissory notes, as well as additional contingent and deferred cash consideration. The transaction was accounted for using the acquisition method in accordance with ASC 805, with MeridianBet Group identified as the accounting acquirer and GMGI as the accounting acquiree.

The fair value of the net assets acquired included approximately $30.2 million in intangible assets, $13.4 million in net tangible assets, and approximately $64.4 million of goodwill.

As a result of the transaction, the Meridian Sellers became the majority shareholders of GMGI, holding approximately 69.2% of the outstanding common stock and 67.0% of the voting power as of the closing date.

Additional terms and governance arrangements, including the Series C Preferred Stock, Voting Agreement, Day-to-Day Management Agreement, and details on a Deferred Cash Convertible Promissory Note, are described in Note 22 to the 2024 Annual Report and have not materially changed as of June 30, 2025, other than repayments and conversions previously disclosed.

NOTE 23 – SUBSEQUENT EVENTS

Shares Issued for Services

Subsequent to June 30, 2025, and through the date of this report, 45,000 unregistered shares of restricted common stock, with a value of $83,700, were issued for services.

At-The-Market Offering

Subsequent to June 30, 2025, and through the date of this report, the Company sold an aggregate of 320,934 shares of its common stock under the Distribution Agreement at an average price of $1.72 per share, resulting in net proceeds of approximately $535,560 after deducting commissions. The shares were sold pursuant to the Company’s shelf registration statement on Form S-3, and the related prospectus supplement filed with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended December 31, 2024 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2025 as part of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on March 24, 2025 (the “2024 Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2024 Annual Report.

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

Additionally, our approach to our markets is flexible and omni-channel, encompassing (for example) iOS, Android, mobile browser, desktop, SMS (Short Message Service), SST (Simplified Service Text), and USSD (Unstructured Supplementary Service Data) applications (discussed in greater detail below) and technologies (as well as customary retail operations). This omni-channel approach seeks to ensure that consumers can access our offerings in different ways, but is also, in certain jurisdictions, essential to overcoming some of the technological challenges faced by consumers in those territories. This approach ensures our customers across diverse regions and connectivity levels can engage with our content and have the same level of user experience.

A significant component of our revenue is derived from our comprehensive sports betting offerings, which cover over 800 different leagues, providing more than 11 million bets on over 20,000 sporting events each month, inclusive of in-play betting. Notably, the sports betting technology, odds setting, and our proprietary risk management platforms.

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

On August 21, 2024 (effective August 1, 2024), we acquired an 80% ownership interest in Classics Holdings Co. Pty Ltd., an Australian proprietary limited company (“Classics Holdings”). Classics Holdings, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics for a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics for a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, caravans, jet skis, boats, and exclusive holiday experiences.

Cash Requirements, Liquidity and Capital Resources

We had $22,136,319 cash on hand and a working capital deficit of $24,599,062 as of June 30, 2025. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $18.76 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, as discussed in greater detail below under “Equity Distribution Agreement” as of the date of this Report.

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

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the Meridian Purchase:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Golden Matrix Shares	Cash Consideration Balance as of June 30, 2025
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	1,684,642	3,290,358	25,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	179,540	9,570,460	250,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	100,700	-	9,899,300
Promissory Note Consideration	15,000,000	-	-	15,000,000
Total	$70,000,000	$25,463,291	$19,362,409	$25,174,300

Contingent obligation:

The Company had a possible holdback payment of approximately $645,500 (GBP 500,000) as part of the consideration for the acquisition of RKings. The holdback is contested by the Company and currently subject to ongoing claims.

Liquidity and capital resources

Description	As of June 30, 2025	As of December 31, 2024
Cash and cash equivalents	$22,136,319	$30,125,944
Working capital (deficit)	$(24,599,062)	$(18,484,062)
Shareholders’ equity	$124,982,523	$108,950,580

The Company had $22,136,319 of cash on hand at June 30, 2025 and total assets of $210,274,502 ($38,967,045 of which were current assets) and a working capital deficit of $24,599,062 as of June 30, 2025. The working capital deficit was mainly due to $11,178,710 of current portion of long-term loans included in current liabilities, as well as $25,174,300 of consideration payable to the Meridian Sellers. Included in total assets at June 30, 2025 was $71,262,351 of goodwill and $57,758,135 in net intangible assets, as discussed in greater detail above under “NOTE 8 – INTANGIBLE ASSETS– SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY,  CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

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

The decrease in cash of $7,989,625 between December 31, 2024 and June 30, 2025, was mainly due to the repayment of debt.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. We believe that our operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

In the future, we may be required to seek additional capital, including to pay amounts due pursuant to the terms of the MeridianBet Group Purchase Agreement, and to repay outstanding debt as discussed above, by selling additional debt or equity securities, which may include up to $18.76 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings (as discussed below), or may otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

On April 28, 2025, the Company voluntarily prepaid in full, the then $7,200,000 remaining balance of the Secured Convertible Note.

See “NOTE 15 – LONG TERM LIABILITIES” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on the Company’s debts and lending facilities.

Cash flows

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$10,117,167	$2,553,394
Cash used in investing activities	$(11,903,508)	$(11,186,276)
Cash provided by (used in) financing activities	$(14,301,175)	$23,166,197

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the six months ended June 30, 2025, mainly include stock-based compensation, amortization expenses on intangible assets, depreciation on property plant and equipment and non-cash interest expense related to debt discount amortization.

The Company generated cash from operating activities of $10,117,167 during the six months ended June 30, 2025, due primarily to a $4,530,082 increase in accounts payable and accrued liabilities, $2,456,639 of stock-based compensation, $1,950,094 of non-cash interest expense related to debt discount amortization, $4,618,020 of amortization expenses relating to intangible assets, and $2,780,271 of depreciation expenses, which was mainly offset by a $3,990,108 net loss, an $804,244 increase in taxes payable, and a $1,190,337 increase in accounts receivable.

The Company generated cash from operating activities of $2,553,394 during the six months ended June 30, 2024, due primarily to $3,964,648 of net income, $1,638,052 of stock-based compensation, $2,355,366 of amortization expenses, and $2,028,263 of depreciation expenses, which was offset by a $2,395,597 decrease in accounts payable, a $3,739,539 decrease in taxes payable, and a $1,017,633 increase in prepaid expenses.

During the six months ended June 30, 2025, cash used in investing activities was $11,903,508, which was primarily due to $1,610,343 of consideration paid to the former owners of MeridianBet Group in connection with the Meridian Purchase, $715,650 of consideration paid to acquire subsidiaries, $5,976,880 spent on intangible assets, and $3,574,317 spent on property, plant and equipment.

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

During the six months ended June 30, 2025, cash used in financing activities totaled $14,301,175. This was primarily driven by debt repayments of $15,060,133 and lease repayments of $1,093,927, partially offset by $1,172,000 in loan proceeds, attributable to short-term credit line agreement in the amount of EUR 1,000,000 (approximately $1,173,560) from UniCredit Bank, and $632,813 in net proceeds after commissions, from the sale of common stock under the Distribution Agreement as part of at-the-market sales.

During the six months ended June 30, 2024, cash provided by financing activities was $23,166,197, which was primarily due to proceeds from loans of $25,451,100, attributable to the Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija borrowing, which was offset by repayment of lease of $1,266,056.

The Company experienced a net decrease in cash of $7,989,625 for the six months ended June 30, 2025, primarily due to repayments of loans and borrowings as noted above. This was partially offset by an $8,097,891 increase in cash resulting from exchange rate fluctuations, driven by the depreciation of the U.S. Dollar against other currencies, including the Euro (EUR), Serbian Dinar (RSD), Peruvian Sol (PEN), Tanzanian Shilling (TZS), and Brazilian Real (BRL).

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

During the six months ended June 30, 2025, we sold an aggregate of 374,919 shares of our common stock under the ATM Program for net proceeds of approximately $662,600, after deducting commissions. Of this amount, $29,787 was received in July 2025. Since June 30, 2025 and through the date of this Report, we have sold an aggregate of 320,934 shares of our common stock under the ATM Program for net proceeds of approximately $535,560, after deducting commissions.

As of the date of this Report, we are eligible to sell up to an additional $18.76 million under the Distribution Agreement, subject to the terms thereof and subject to the limitations of Form S-3, which prohibit us, for so long as our non-affiliate market capitalization remains below $75 million, from selling securities valued at more than one-third of our non-affiliate float every 12 months.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Six Months Period Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income (loss)	$(3,731,891)	$15,626	$(3,990,108)	$3,964,648
+ Interest expense	1,481,669	32,484	2,953,029	36,855
- Interest income	(16,884)	(69,666)	(60,820)	(104,548)
+ Taxes	490,377	524,969	154,324	806,666
+ Depreciation	1,344,024	826,664	2,780,271	2,028,263
+ Amortization	2,465,380	1,913,047	4,618,020	2,355,366
EBITDA	$2,032,675	$3,243,124	$6,454,716	$9,087,250
+ Stock-based compensation	1,416,314	1,638,052	2,456,639	1,638,052
+ Restructuring costs	-	546,986	149,934	593,349
Adjusted EBITDA	$3,448,989	$5,428,162	$9,061,289	$11,318,651

Results of Operations

Three months ended June 30, 2025, compared to the three months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025	2024	$Change	%Change
Revenue	$43,245,368	$39,415,242	$3,830,126	10%
Cost of goods sold (COGS)	18,868,349	17,729,700	1,138,649	6%
Gross profit	24,377,019	21,685,542	2,691,477	12%
General and administrative expenses	26,681,869	21,560,430	5,121,439	24%
Income (loss) from operations	(2,304,850)	125,112	(2,429,962)	-1,942%
Interest expense	1,481,669	32,484	1,449,185	4,461%
Interest earned	16,884	69,666	(52,782)	-76%
Foreign exchange gain/(loss)	(63,455)	(131,458)	68,003	-52%
Other income	591,576	509,759	81,817	16%
Provision for income taxes	490,377	524,969	(34,592)	-7%
Net income (loss)	(3,731,891)	15,626	(3,747,517)	-23,983%
Net income (loss) attributable to noncontrolling interest	(147,546)	(49,299)	(98,247)	199%
Net income (loss) attributable to GMGI	(3,584,345)	$64,925	(3,649,270)	-5,621%

Revenue. Revenue increased by $3,830,126, or 10%, to $43,245,368 for the three months ended June 30, 2025, from $39,415,242 for the three months ended June 30, 2024. The following table sets forth a summary of the key components of revenues for the interim periods indicated.

	For the three months ended
Revenue by product	June 30, 2025	June 30, 2024	$Change	%Change
Online casino	$12,723,710	$9,833,025	$2,890,685	29%
Online sports betting	$9,870,514	$8,985,332	$885,182	10%
Retail sports betting and retail casino	$5,806,601	$5,656,849	$149,752	3%
GMAG segment	$3,630,068	$4,595,897	$(965,829)	-21%
RKings	$8,376,630	$9,656,962	$(1,280,332)	-13%
Classics for a Cause	$2,029,926	-	$2,029,926	-

Revenues from online casino increased by $2,890,685, or 29%, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of nine new providers: 3 Oaks Gaming, Turbo Games, Tada Gaming, Onlyplay, Mancala, Caleta, Gamzix, Fugaso and Felix Gaming, the launching of the new game "Gates of Olympia" from the Company’s studio Expanse, which became a top 10 most popular game in the second quarter of 2025; revenues from online sports betting which increased by $885,182, or 10%, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout – settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, and an increase in live streams, especially for tennis; revenues from retail sports betting and retail casino increased by $149,751, or 3%, mainly due to the increase in the offer of the 60 brand new latest-generation IMPERA brand slot machines and the impact of betting shop promotions, especially during the period of historically reduced sports activity (i.e., June); revenues from the GMAG segment decreased by $965,829, or 21%, primarily due to reduced usage by several key customers, driven by increased market competition, and the Company focusing on expanding the range of products offered through the GMAG system and enhancing product margins; revenues from RKings decreased by $1,280,332, or 13%, mainly due to cost-cutting changes in marketing strategy during 2025 Q2; and revenues from Classics for a Cause were $2,029,926, reflecting the contribution from the business following its acquisition, which became effective on August 1, 2024. Additionally, gross profit after marketing expenses improved by $291,458 in 2025 Q2 compared to 2025 Q1. The Company has since implemented a new marketing system and hired a specialist to boost efficiency and support future growth.

COGS. Costs of goods (COGS) sold increased by $1,138,649, or 6%, to $18,868,349 for the three months ended June 30, 2025, from $17,729,700 for the three months ended June 30, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $1,886,152 in total, or 28%, to $8,708,402 for the three months ended June 30, 2025, from $6,822,250 for the three months ended June 30, 2024, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting; COGS from the GMAG segment decreased by $768,653, or 23%, to $2,543,947, down from $3,312,600 in the prior-year period, mainly due to reduced usage by several key customers; COGS from RKings declined by $700,259, or 9%, to $6,894,591, compared to $7,594,850 for the three months ended June 30, 2024, primarily due to the decreased number of competitions; and COGS from the recently acquired Classics for a Cause business totaled $721,409 for the quarter—there were no comparable costs in the same period last year, as the acquisition became effective on August 1, 2024.

Gross profit. Gross profit increased by $2,691,477, or 12%, to $24,377,019 for the three months ended June 30, 2025, from $21,685,542 for the three months ended June 30, 2024. Gross profit from online casinos increased by $1,852,126 or 26%; gross profit from online sports betting increased by $243,393, or 4%, and gross profit from retail sports betting and retail casino decreased by $7,136, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in gross profit was mainly due to the increase in the revenues as discussed above. Gross profit for the three months ended June 30, 2025, from GMAG decreased by $197,176, or 15%, and gross profit from RKings decreased by  $580,073, or 28%, due to the decrease in revenues as discussed above. Gross profit from Classics for a Cause was $1,308,517.

General and administrative expenses (G&A). General and administrative expenses increased by $5,121,439, or 24%, to $26,681,869 for the three months ended June 30, 2025, from $21,560,430 for the three months ended June 30, 2024. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the three months ended June 30, 2025, was $1,327,711, compared to $1,558,296 for the three months ended June 30, 2024, a $230,585 decrease from the prior period, which was due mainly to the reduced number of RSUs granted during the period.

Amortization expenses for the three months ended June 30, 2025, were $2,465,380, compared to $1,913,047 for the three months ended June 30, 2024, a $552,333, or 29% increase from the prior period, which was due mainly to the capitalization of a significant portion of software that had been in development during the current period.

Salaries and wages for the three months ended June 30, 2025, were $6,841,937, compared to $5,253,249 for the three months ended June 30, 2024, a $1,588,688 or 30% increase from the prior period, which was due to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended June 30, 2025, were $1,155,410, compared to $1,238,223 for the three months ended June 30, 2024, an $82,813 or 7% decrease from the prior period. The higher professional fees in the prior year were mainly due to the acquisition with Golden Matrix.

Marketing expenses for the three months ended June 30, 2025, were $6,705,582, compared to $4,458,004 for the three months ended June 30, 2024, a $2,247,577 or 50% increase from the prior period. The increase in marketing fees was primarily driven by increased budgets across all advertising channels (Google, Meta, etc.), as well as new sponsorship agreements with BLS – the Basketball League of Serbia, new collaborations with influencers (TikTok creators), and the deployment of promotional teams across the countries in which the Company operates. Additionally, marketing expenses for Q2 2025 included $523,182 related to the recently acquired Classics for a Cause business, which costs were not incurred in the prior-year period.

Rents and utilities for the three months ended June 30, 2025, were $1,766,242, compared to $1,749,529 for the three months ended June 30, 2024, a $16,713 or 1% increase from the prior period.

Interest expense. Interest expense increased by $1,449,185, or 4,461%, to $1,481,669 for the three months ended June 30, 2025, from $32,484 for the three months ended June 30, 2024. The significant increase was primarily driven by the amortization of debt discounts related to the issuance of the October 2024 Secured Convertible Note and the Unicredit Bank Facility, as well as accrued interest on borrowings from commercial banks.

Interest earned. Interest earned decreased by $52,782, or 76%, to $16,884 for the three months ended June 30, 2025, from $69,666 for the three months ended June 30, 2024. The decrease was due to the decrease in the term deposits with our banks.

Foreign exchange gain. The foreign exchange loss decreased by $68,003, to $63,455 for the three months ended June 30, 2025, from a loss of $131,458 for the three months ended June 30, 2024. This decrease was primarily driven by favorable fluctuations in the EUR/RSD/USD exchange rate, which positively impacted the revaluation of the Company’s monetary assets and liabilities denominated in euros and dinars. The appreciation of the euro and dinars against the U.S. dollar during the reporting period resulted in higher unrealized foreign exchange gains.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the three months ended June 30, 2025, and 2024, other income amounted to $591,576 and $509,759, respectively. The increase of $81,817 is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services, etc.

Provision for income taxes. Our effective tax rate was (16.3)% and 97.1% for the three months ended June 30, 2025 and June 30, 2024, and (4.0)% and 16.9% for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended June 30, 2025, and 2024, net loss attributable to noncontrolling interest amounted to $147,546 and $49,299, respectively. The increase was primarily driven by a higher net loss attributable to the noncontrolling interest in the acquired entities.

Net income (loss) attributable to GMGI. Net loss attributable to GMGI increased by $3,649,270, or 5,621%, to a net loss of $3,584,345 for the three months ended June 30, 2025, compared to net income of $64,925 for the three months ended June 30, 2024. The increase in net loss was mainly due to an increase in the general and administrative expenses, and interest expenses, each as discussed above.

Six months ended June 30, 2025, compared to the six months ended June 30, 2024.

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

	Six Months Ended June 30,
	2025	2024	$Change	%Change
Revenue	$85,968,421	$64,265,829	21,702,592	34%
Cost of goods sold (COGS)	37,395,441	24,888,357	12,507,084	50%
Gross profit	48,572,980	39,377,472	9,195,508	23%
General and administrative expenses	50,983,847	35,558,239	15,425,608	43%
Income (loss) from operations	(2,410,867)	3,819,233	(6,230,100)	-163%
Interest expense	2,953,029	36,855	2,916,174	7913%
Interest earned	60,820	104,548	(43,728)	-42%
Foreign exchange gain/(loss)	370,213	(118,521)	488,734	412%
Other income	1,097,079	1,002,909	94,170	9%
Provision for income taxes	154,324	806,666	(652,342)	-81%
Net income (loss)	(3,990,108)	3,964,648	(7,954,756)	-201%
Net income (loss) attributable to noncontrolling interest	(174,155)	(91,011)	(83,144)	91%
Net income (loss) attributable to GMGI	(3,815,953)	4,055,659	(7,871,612)	-194%

Revenue. Revenue increased by $21,702,592, or 34%, to $85,968,421 for the six months ended June 30, 2025, compared to $64,265,829 for the same period in 2024. The following table sets forth a summary of the key components of revenues for the interim periods indicated.

	For the six months ended
Revenue by product	June 30, 2025	June 30, 2024	$Change	%Change
Online casino	$24,119,139	$19,620,329	$4,498,810	23%
Online sports betting	$19,721,849	$17,898,195	$1,823,654	10%
Retail sports betting and retail casino	$11,482,653	$11,087,908	$394,745	4%
GMAG segment	$7,471,339	$4,595,897	$2,875,442	63%
RKings	$17,227,980	$9,656,962	$7,571,018	78%
Classics for a Cause	$4,334,642	-	$4,334,642	-

Revenues from online casino increased by $4,498,809, or 23%, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of eleven new providers: Skywind, Quickfire, 3 Oaks Gaming, Turbo Games, Tada Gaming, Onlyplay, Mancala, Caleta, Gamzix, Fugaso and Felix Gaming, the launching of the new games: "Candy’s Bonanza" & "Gates of Olympia" from the Company’s studio Expanse, which became part of the top 10 most popular games in the first six months of 2025; revenues from online sports betting which increased by $1,823,654, or 10%, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout – settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, and an increase in live streams, especially for tennis; revenues from retail sports betting and retail casino which increased by $394,745, or 4%, mainly due to the increase in the offer of the 60 brand new latest-generation IMPERA brand slot machines and the impact of betting shop promotions, especially during the period of traditionally reduced sports activity (in June); and increased revenues from the GMAG segment, RKings, and Classics for a Cause compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and as a result, revenues generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

COGS. Costs of goods sold increased by $12,507,084, or 50%, to $37,395,441 for the six months ended June 30, 2025, from $24,888,357 for the six months ended June 30, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $2,593,538 in total, or 19%, to $16,574,445 for the six months ended June 30, 2025, from $13,980,907 for the six months ended June 30, 2024, mainly due to the increase in the variable amounts of gaming tax and software fee costs in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting. COGS from the GMAG segment, RKings, and Classics for a Cause increased by $9,913,546, or 91%, compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and because, as a result, COGS generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

Gross profit. Gross profit increased by $9,195,508, or 23%, to $48,572,980 for the six months ended June 30, 2025, from $39,377,472 for the six months ended June 30, 2024. Gross profit from online casino increased by $3,048,628 or 22% and gross profit from online sports betting increased by $952,288, or 7%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in the gross profit was mainly due to the increase in the revenues as discussed above. Gross profit from the GMAG segment, RKings, and Classics for a Cause increased by $4,867,556, or 145%, compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and because, as a result, gross profits generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

General and administrative expenses. The general and administrative expenses increased by $15,425,608, or 43%, to $50,983,847 for the six months ended June 30, 2025, from $35,558,239 for the six months ended June 30, 2024. The general and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the six months ended June 30, 2025, was $2,368,036, compared to $1,558,296 for the six months ended June 30, 2024, an $809,740 increase from the prior period, which was due mainly to the RSUs granted to employees and directors of the Company in the current period, as well as shares issued for services during the period.

Amortization expenses for the six months ended June 30, 2025, were $4,618,020, compared to $2,355,366 for the six months ended June 30, 2024, a $2,262,654, or 96% increase from the prior period, which was due mainly to the amortization of new intangible assets recognized as a result of the acquisition of Golden Matrix and Classics Holdings.

Salaries and wages for the six months ended June 30, 2025, were $13,132,804, compared to $9,581,773 for the six months ended June 30, 2024, a $3,551,031 or 37% increase from the prior period, which was due partially to a $1,538,091 increase in salaries to employees of Golden Matrix after the acquisition of Golden Matrix. Salaries paid to employees of MeridianBet Group increased by $2,012,940, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets

Professional fees for the six months ended June 30, 2025, were $2,075,650, compared to $1,586,112 for the six months ended June 30, 2024, a $489,538 or 31% increase from the prior period. The increase was primarily due to the fact that professional fees incurred from January to March 2024 of Golden Matrix were not included in the prior-year comparative period, as the acquisition of Golden Matrix became effective on April 1, 2024.

Marketing expenses for the six months ended June 30, 2025, were $12,751,378, compared to $7,519,938 for the six months ended June 30, 2024, a $5,231,440 or 70% increase from the prior period, which was mainly due to increased advertising budgets across all Ads channels (Google, Meta, etc.), as well as new sponsorship agreements with: FNC – Fight Nation Championship, BLS – the Basketball League of Serbia, the football club AEL from Cyprus, the women’s basketball club Red Star, the basketball club Vršac, new collaborations with influencers (TikTok creators), and the deployment of promotional teams across the countries. Additionally, marketing expenses incurred from January to March 2024 of Golden Matrix were not included in the prior-year comparative period, as the acquisition of Golden Matrix became effective on April 1, 2024.

Rents and utilities for the six months ended June 30, 2025, were $3,509,304, compared to $3,381,521 for the six months ended June 30, 2024, a $127,783 or 4% increase from the prior period.

Interest expense. Interest expense increased by $2,916,174, or 7,913%, to $2,953,029 for the six months ended June 30, 2025, from $36,855 for the six months ended June 30, 2024. The significant increase was primarily driven by the amortization of debt discounts related to the issuance of the Secured Convertible Note and the Unicredit Bank Facility, as well as accrued interest on borrowings from commercial banks.

Interest earned. Interest earned decreased by $43,728, or 42%, to $60,820 for the six months ended June 30, 2025, from $104,548 for the six months ended June 30, 2024. The decrease was due to the decrease in the term deposits with our banks.

Foreign exchange loss. Foreign exchange results improved by $488,734, resulting in a gain of $370,213 for the six months ended June 30, 2025, compared to a loss of $118,521 for the same period in 2024. The improvement was primarily driven by favorable fluctuations in the EUR/RSD/USD exchange rate, which positively impacted the revaluation of the Company’s monetary assets and liabilities denominated in euros and dinars. The appreciation of the euro and dinars against the U.S. dollar during the reporting period resulted in higher unrealized foreign exchange gains.

Other Income. Other income is related to income from marketing services for third-party advertising in Meridian betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity.  For the six months ended June 30, 2025, and 2024, other income amounted to $1,097,079 and $1,002,909, respectively.  The increase of $94,170 for the six months ended June 30, 2025, versus the six months ended June 30, 2024, is attributable to other operating income from franchise partners such as marketing services, customer support services, and staff training services.

Provision for income taxes. Our effective tax rate was (16.3)% and 97.1% for the three months ended June 30, 2025 and June 30, 2024, and (4.0)% and 16.9% for the six months ended June 30, 2025 and June 30, 2024, respectively. The decrease in the effective income tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30%; (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%; and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the six months ended June 30, 2025, and 2024, net loss attributable to noncontrolling interest amounted to $174,155 and $91,011, respectively. The increase in net loss was primarily driven by a higher net loss attributable to the noncontrolling interest in the acquired entity.

Net income (loss) attributable to GMGI. Net loss attributable to GMGI increased by $7,871,612, or -194%, to a net loss of $3,815,953 for the six months ended June 30, 2025, from net income of $4,055,659 for the six months ended June 30, 2024. The decrease was mainly due to an increase in the general and administrative expenses, and interest expenses, each as discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025, are those that depend most heavily on these judgments and estimates. As of June 30, 2025, there had been no material changes to any of the critical accounting policies contained therein. “NOTE 2 - SUMMARY OF ACCOUNTING POLICIES,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors below which we have marked with an asterisk (*)reflect substantive changes from, or additions to, the risks described in our 2024 Annual Report.

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.*

We had $22,136,319 cash on hand and a working capital deficit of $24,599,062 as of June 30, 2025. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. We also anticipate needing to raise funding to repay the $18.0 million owed under the Facility Agreement (as discussed in greater detail above under “NOTE 15. LONG TERM LIABILITIES—Unicredit Bank Facility” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, as of June 30, 2025, and to pay certain post-closing amounts due in connection with the acquisition of the MeridianBet Group.

The most likely source of future funds presently available to us will be through the sale of equity capital, including potentially through sales under the Equity Distribution Agreement with Craig-Hallum Capital Group LLC. Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

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

The Company will likely need to raise funding to pay the post-closing obligations associated with the Meridian Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution.*

 *

The consideration payable to the Meridian Sellers includes cash and stock which will come due in the future. The unpaid portion of the purchase price currently includes: (i) $10,174,300 in cash, which is due on or before October 9, 2025; and (ii) promissory notes in the amount of $15,000,000, due on or before (April 9, 2026).

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

We may choose not to sell any shares of common stock under our Distribution Agreement.*

On November 22, 2024, we entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $20.0 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under a Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

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

During the six months ended June 30, 2025, we sold an aggregate of 374,919 shares of our common stock under the ATM Program for net proceeds of approximately $662,600, after deducting commissions. Of this amount, $29,787 was received in July 2025. Since June 30, 2025 and through the date of this Report, we have sold an aggregate of 320,934 shares of our common stock under the ATM Program for net proceeds of approximately $535,560, after deducting commissions.

As of the date of this Report, we are eligible to sell up to an additional $18.76 million under the Distribution Agreement, subject to the terms thereof and subject to the limitations of Form S-3, which prohibit us, for so long as our non-affiliate market capitalization remains below $75 million, from selling securities valued at more than one-third of our non-affiliate float every 12 months.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.*

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks, our common stock has traded as high as $3.06 per share and as low as $1.33 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

As of the date of this Report, we had 380,000 shares of common stock issuable upon the exercise of outstanding options to purchase shares of common stock at a weighted-average exercise price of $2.23 per share; 750,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock at an exercise price of $4.00 per share; and 1,972,836 shares of common stock issuable upon the vesting of Restricted Stock Unit equity awards that were granted under our equity incentive plans.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2025, and from the period from July 1, 2025 to the filing date of this Report, which have not previously been disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended June 30, 2025.

On April 2, 2025, 10,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in March 2025.

On April 3, 2025, 20,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in March 2025.

As of June 30, 2025, the preliminary purchase price allocation remains unchanged. The earnout conditions for the period ended June 30, 2025 were not met, and no additional consideration was earned by the Classics Sellers. The shares of common stock issued as part of the acquisition of Classics Holdings were subject to a true-up equal to the difference, if negative, between the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that was 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) and the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) (the “True-Up Amount”). At the Company’s option, the True-Up Amount could be paid in cash or shares of common stock of the Company, or any combination thereof. On February 17, 2025, the True-Up Amount was determined to be $518,650 and on April 28, 2025, the Company issued 206,634 shares to satisfy this obligation.

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

On June 30, 2025, 45,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in June 2025.

Recent sales of unregistered securities subsequent to our fiscal quarter ended June 30, 2025.

On July 31, 2025, 45,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in July 2025.

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

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
April 1 –April 31, 2025	—	$—	—	$4,998,329
May 1 – May 31, 2025	—	$—	—	$4,998,329
June 1 - June 30, 2025	—	$—	—	$4,998,329
Total	—	$—	—

(1) On July 15, 2024, the Board of Directors of the Company approved a share repurchase program for the purchase of up to $5.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program expired on July 15, 2025. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases are expected to be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable laws and regulations. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”-“Recent sales of unregistered securities”, are incorporated by reference into this “Item 5. Other Information”, in their entirety, and shall serve as disclosure ofx such information pursuant to Item 3.02 of Form 8-K.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

60

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

GOLDEN MATRIX GROUP, INC.

Dated: August 6, 2025	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2025	/s/ Rich Christensen
Rich Christensen
Its: Chief Financial Officer (Principal Accounting/Financial Officer)

