Form 10-Q
period 2025-09-30
Golden Matrix Group, Inc.
filed 2025-10-30
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, there were 141,237,872 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

Therefore, the historical basis of MeridianBet Group’s assets and liabilities has not been remeasured as a result of the acquisition. Instead, as described more fully in “Note 1 – Basis of Presentation and Accounting Policies” and in “Note 22 – MeridianBet Group Purchase Agreement”, below, the assets and liabilities of Golden Matrix have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

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

•	dilution caused by the conversion of outstanding debt, preferred stock and warrants, and/or acquisitions;

•	the Company’s ability to complete acquisitions, and the available funding for such acquisitions, disruptions caused by acquisitions, and other risks associated therewith;

•	the reliance on suppliers of third-party gaming content and the cost of such content;

•	the ability of the Company to obtain additional gaming licenses and maintain existing gaming licenses;

•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;

•	the ability of the Company to manage growth;

•	the Company’s expectations for future growth, revenues, and profitability;

•	the Company’s expectations regarding future plans and timing thereof;

•	the Company’s reliance on its management;

•	the fact that Aleksandar Milovanović has voting control over the Company;

•	related party relationships as well as conflicts of interest related thereto;

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

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset;

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments;

•	the risks relating to protection of the players’ deposits;

•	risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected; and

•	those risks set forth below and incorporated by reference into, “Part II. Other Information—Item 1A. Risk Factors”, below.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Balance Sheets
	As of	As of
	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$22,042,638	$30,125,944
Accounts receivable, net	7,245,542	6,061,281
Accounts receivable – related parties	425,406	666,545
Taxes receivable	671,866	734,630
Inventory	5,681,120	3,937,854
Prepaid expenses	963,940	955,456
Other current assets	2,115,493	2,584,771
Total current assets	39,146,005	45,066,481

Non-current assets:
Goodwill & intangible assets, net	128,858,810	127,642,576
Property, plant & equipment, net	28,872,176	27,431,207
Investments	244,861	218,147
Deposits	6,197,848	5,706,319
Operating lease right-of-use assets	6,446,795	7,643,504
Other non-current assets	9,097	9,359
Total non-current assets	170,629,587	168,651,112
Total assets	$209,775,592	$213,717,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$18,246,999	$12,912,300
Accounts payable - related parties	337,582	19,655
Current portion of operating lease liability	2,584,873	2,378,896
Current portion of long-term loan – related party	-	501,591
Current portion of long-term loan	10,890,846	16,789,650
Taxes payable	4,004,504	3,774,418
Other current liabilities	1,162,419	1,090,063
Deferred revenues	1,071,528	1,095,463
Contingent liability	673,100	626,450
Current portion of consideration payable – related parties	24,314,672	22,520,460
Current portion of consideration payable	1,125,947	1,841,597
Total current liabilities	64,412,470	63,550,543

Non-current liabilities:
Non-current portion of operating lease liability	3,743,524	5,193,847
Non-current portion of long-term loan	8,746,788	14,364,246
Other non-current liabilities	5,777,715	6,658,377
Non-current portion of consideration payable – related parties	-	15,000,000
Total non-current liabilities	18,268,027	41,216,470
Total liabilities	$82,680,497	$104,767,013

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	$-	$-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 300,000,000 shares authorized; 140,660,454 and 129,242,993 shares issued and outstanding, respectively	1,406	1,292
Stock payable	-	5,711,807
Stock payable – related party	482,656	211,162
Subscription receivable	(41,399)	-
Additional paid-in capital	72,683,110	50,313,125
Treasury stock, at cost (59,796 shares)	(121,430)	(121,430)
Accumulated other comprehensive income (loss)	(3,187,535)	(8,089,854)
Accumulated earnings	53,727,071	57,046,892
Total shareholders’ equity of GMGI	123,543,879	105,072,994
Noncontrolling interests	3,551,216	3,877,586
Total equity	127,095,095	108,950,580
Total liabilities and equity	$209,775,592	$213,717,593

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$47,316,308	$40,992,329	$133,284,729	$105,258,158
Cost of goods sold	(20,929,885)	(18,589,162)	(58,325,326)	(43,477,519)
Gross profit	26,386,423	22,403,167	74,959,403	61,780,639

Operating expenses
Selling, general and administrative expenses	26,774,044	23,379,550	77,757,891	58,937,789
Income (loss) from operations	(387,621)	(976,383)	(2,798,488)	2,842,850

Other income (expense):
Interest expense	(510,636)	(790,193)	(3,463,665)	(827,048)
Interest earned	62,036	58,475	122,856	163,023
Foreign exchange loss/gain	817,201	(219,060)	1,187,414	(337,581)
Other income	634,458	495,654	1,731,537	1,498,563
Total other income (expense)	1,003,059	(455,124)	(421,858)	496,957
Net income (loss) before tax	615,438	(1,431,507)	(3,220,346)	3,339,807
Provision for income taxes	201,636	1,864,122	355,960	2,670,788
Net income (loss)	$413,802	$(3,295,629)	$(3,576,306)	$669,019
Less: Net income (loss) attributable to noncontrolling interest	(152,212)	109,935	(326,367)	18,924
Net income (loss) attributable to GMGI	$566,014	$(3,405,564)	$(3,249,939)	$650,095

Weighted average ordinary shares outstanding:
Basic	139,769,484	121,510,697	136,518,376	108,570,269
Diluted	142,758,774	121,510,697	136,518,376	115,016,974
Net income (loss) per ordinary share attributable to GMGI:
Basic	$0.00	$(0.03)	$(0.02)	$0.01
Diluted	$0.00	$(0.03)	$(0.02)	$0.01

Net income (loss)	$413,802	$(3,295,629)	$(3,576,306)	$669,019
Foreign currency translation adjustments	(667,259)	1,818,258	4,902,319	(287,685)
Comprehensive income (loss)	(253,457)	(1,477,371)	1,326,013	381,334
Less: Net income (loss) attributable to noncontrolling interest	(152,212)	109,935	(326,367)	18,924
Comprehensive income (loss) attributable to GMGI	$(101,245)	$(1,587,306)	$1,652,380	$362,410

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable - Related	Subscription	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	Income (Loss)	Earnings	GMGI	Interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	129,242,993	$1,292	(59,796)	$(121,430)	$50,313,125	$5,711,807	$211,162	$-	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	1,420,609	13	-	-	(13)	-	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	37,813	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	290,000	3	-	-	626,997	(128,100)	-	-	-	-	498,900	-	498,900
Acquisition of non-controlling interest	-	-	-	-	1,885,869	19	-	-	5,264,550	(5,657,607)	-	-	-	-	(393,038)	-	(393,038)
Shares issued for settlement of True-up liability	-	-	-	-	206,634	2	-	-	518,649	-	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	6,469,287	66	-	-	11,997,342	-	-	-	-	-	11,997,408	-	11,997,408
Shares issued under ATM Program	-	-	-	-	1,107,249	11	-	-	1,733,818	-	-	(41,399)	-	-	1,692,430	-	1,692,430
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	2,158,760	73,900	271,494	-	-	-	2,504,154	-	2,504,154
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	4,902,319	-	4,902,319	(3)	4,902,316
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,249,939)	(3,249,939)	(326,367)	(3,576,306)
Balance at September 30, 2025	1,000	$-	1,000	$-	140,660,454	$1,406	(59,796)	$(121,430)	$72,683,110	$-	$482,656	$(41,399)	$(3,187,535)	$53,727,071	$123,543,879	$3,551,216	$127,095,095

See accompanying notes to consolidated financial statements.

For the Three Months Ended September 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury	stock	Additional Paid-in	Stock	Stock Payable - Related	Subscription	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	Income (Loss)	Earnings	GMGI	Interest	Equity
Balance at June 30, 2025	1,000	$-	1,000	$-	139,117,131	$1,391	(59,796)	$(121,430)	$70,395,979	$-	$392,158	$(29,787)	$(2,520,276)	$53,161,057	$121,279,092	$3,703,431	$124,982,523
Shares issued for vested RSUs	-	-	-	-	41,250	-	-	-		-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	105,000	1	-	-	195,299	-	-	-	-	-	195,300	-	195,300
Share issued for debt conversion	-	-	-	-	664,743	7	-	-	759,993	-	-	-	-	-	760,000	-	760,000
Shares issued under ATM Program	-	-	-	-	732,330	7	-	-	1,071,222	-	-	(11,612)	-	-	1,059,617	-	1,059,617
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	260,617	-	90,498	-	-	-	351,115	-	351,115
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(667,259)	-	(667,259)	(3)	(667,262)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	566,014	566,014	(152,212)	413,802
Balance at September 30, 2025	1,000	$-	1,000	$-	140,660,454	$1,406	(59,796)	$(121,430)	$72,683,110	$-	$482,656	$(41,399)	$(3,187,535)	$53,727,071	$123,543,879	$3,551,216	$127,095,095

For the Nine Months Ended September 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable - Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	GMGI	Interest	Equity
Balance at December 31, 2023	-	$-	1,000	$-	83,475,190	$835	-	$-	$3,044,894	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Fair value of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363,450	3,363,450
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	(287,685)	-	(287,685)	-	(287,685)
Shares issued for vested RSUs	-	-	-	-	560,750	6	-	-	(6)	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	20,000	-	-	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	100,000	1	-	-	564,399	120,000	120,664	-	-	805,064	-	805,064
Shares issued as consideration to acquire subsidiaries	-	-	-	-	810,390	8	-	-	1,689,655	-	-	-	-	1,689,663	-	1,689,663
Shares issued for debt conversion	-	-	-	-	1,000,000	10	-	-	1,999,990	-	-	-	-	2,000,000	-	2,000,000
FV of warrant granted	-	-	-	-	-	-	-	-	1,007,482	-	-	-	-	1,007,482	-	1,007,482
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	2,447,739	-	-	-	-	2,447,739	-	2,447,739
Purchase of treasury stock	-	-	-	-	-	-	(700)	(1,671)	-	-	-	-	-	(1,671)	-	(1,671)
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Recapitalization	1,000	-	-	-	36,742,287	367	-	-	27,642,574	-	-	-	-	27,642,941	-	27,642,941
Profit for the period	-	-	-	-	-	-	-	-	-	-	-	-	650,095	650,095	18,924	669,019
Balance at September 30, 2024	1,000	$-	1,000	$-	122,708,617	$1,227	(700)	$(1,671)	$38,431,527	$120,000	$120,664	$(3,595,263)	$59,177,236	$94,253,720	$4,334,097	$98,587,817

See accompanying notes to consolidated financial statements.

For the Three Months Ended September 30, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable - Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at June 30, 2024	1,000	$-	1,000	$-	120,801,977	$1,208	-	$-	$32,210,148	$120,000	$30,166	$(5,413,521)	$62,582,800	$89,530,801	$860,712	$90,391,513
Fair value of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363,450	3,363,450
Other comprehensive income		-	-	-	-	-	-	-	-	-	-	1,818,258	-	1,818,258	-	1,818,258
Shares issued for vested RSUs	-	-	-	-	26,250	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	70,000	1	-	-	384,399	-	90,498	-	-	474,898	-	474,898
Shares issued as consideration to acquire subsidiaries	-	-	-	-	810,390	8	-	-	1,689,655	-	-	-	-	1,689,663	-	1,689,663
Shares issued for debt conversion	-	-	-	-	1,000,000	10	-	-	1,999,990	-	-	-	-	2,000,000	-	2,000,000
FV of warrant granted	-	-	-	-	-	-	-	-	1,007,482	-	-	-	-	1,007,482	-	1,007,482
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	1,139,853	-	-	-	-	1,139,853	-	1,139,853
Purchase of treasury stock	-	-	-	-	-	-	(700)	(1,671)	-	-	-	-	-	(1,671)	-	(1,671)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	(3,405,564)	(3,405,564)	109,935	(3,295,629)
Balance at September 30, 2024	1,000	$-	1,000	$-	122,708,617	$1,227	(700)	$(1,671)	$38,431,527	$120,000	$120,664	$(3,595,263)	$59,177,236	$94,253,720	$4,334,097	$98,587,817

See accompanying notes to consolidated financial statements.

Golden Matrix Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(3,576,306)	$669,019
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Fair value of stock-based compensation	3,003,054	3,252,803
Non-cash interest expense related to debt discount amortization	2,025,763	729,059
Amortization of intangible assets	7,193,854	4,317,523
Depreciation of property, plant and equipment	4,193,434	3,173,473
Bad debt expense	229,239	218,800

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,414,498)	(2,030,489)
(Increase) decrease in accounts receivable – related party	163,623	62,166
(Increase) decrease in taxes receivable	62,764	696,429
(Increase) decrease in prepaid expenses	9,008	(783,980)
(Increase) decrease in other current assets	511,107	(494,078)
(Increase) decrease in inventories	(1,430,867)	(1,131,848)
(Increase) decrease in deposits	(510,361)	(471,700)
(Increase) decrease in other non-current assets	10,394	(344,476)
Increase (decrease) in accounts payable and accrued liabilities	6,169,306	1,441,319
Increase (decrease) in accounts payable – related party	316,660	(2,981)
Increase (decrease) in taxes payable	325,554	(3,903,981)
Increase (decrease) in deferred revenues	(91,845)	74,422
Increase (decrease) in customer deposit	306	23,938
Increase (decrease) in other current liabilities	100,723	299,028
Increase (decrease) in other liabilities	(881,463)	-
Increase (decrease) in operating lease liabilities	740,146	1,522,653
Net cash provided by operating activities	$17,149,595	$7,317,099

Cash flows from investing activities:
Cash paid for intangible assets	(8,229,598)	(9,598,234)
Cash paid for investments	(26,714)	(2,324)
Cash paid for property, plant and equipment	(4,424,257)	(3,979,633)
Cash paid for purchase of subsidiaries	(715,650)	(4,452,143)
Cash assumed from investment in subsidiaries	-	2,265,276
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(1,709,971)	(23,294,833)
Cash assumed from acquisition with Golden Matrix	-	17,355,360
Net cash used in investing activities	$(15,106,190)	$(21,706,531)

Cash flows from financing activities:
Repayment on debt	(17,989,308)	(1,174,383)
Proceeds from loans and borrowings	1,172,000	26,870,400
Proceeds from sale of note and warrant	-	9,685,305
Proceeds from sale of stock	1,692,430	-
Repayment of lease	(1,999,714)	(1,928,562)
Payments of dividends	-	(769,534)
Share repurchase	-	(1,671)
Proceeds from option exercise	-	34,800
Net cash provided by (used in) financing activities	$(17,124,592)	$32,716,355

Effect of exchange rate changes on cash	6,997,881	(327,268)

Net increase in cash and cash equivalents	(8,083,306)	17,999,655
Cash and cash equivalents at beginning of year	30,125,944	20,405,296
Cash and cash equivalents at end of the quarter	$22,042,638	$38,404,951

Supplemental cash flows disclosures
Interest paid	$1,416,882	$89,455
Tax paid	$3,047,948	$2,712,786

Non-cash financing activities
Debt conversion	$11,997,408	$2,000,000
Shares issued for settlement of True-up liability	$518,651	$-
Acquisition of minority interest	$393,038	$-
Common stock issued for vested RSUs	$13	$-

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

There have been no material changes to the Company’s subsidiaries during the nine months ended September 30, 2025. For a discussion of the Company’s subsidiaries, refer to the Company’s subsidiary disclosures set forth in Part I, Item 1, “Business” of the 2024 Annual Report.

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

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended September 30, 2025, and 2024, the Company had foreign currency translation adjustments of $(667,259) and $1,818,258, respectively. During the nine months ended September 30, 2025, and 2024, the Company had foreign currency translation adjustments of $4,902,319 and $(287,685), respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of  $817,201 and $(219,060) during the three months ended September 30, 2025, and 2024, respectively, and $1,187,414 and $(337,581) during the nine months ended September 30, 2025 and 2024, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at September 30, 2025 and December 31, 2024.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2025, and December 31, 2024, the allowance for doubtful accounts was $1,011,918 and $994,329, respectively. During the three months ended September 30, 2025, and 2024, there was $60,310 and $132,014, respectively, of bad debt expense recorded. During the nine months ended September 30, 2025, and 2024, there was $229,239 and $218,800, respectively, of bad debt expense recorded.

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

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $2,575,834 and $1,962,157 during the three months ended September 30, 2025, and 2024, respectively, and $7,193,854 and $4,317,523 during the nine months ended September 30, 2025 and 2024, respectively.

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

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2024	$71,249,119
Foreign currency translation adjustment	56,234
Balance as of September 30, 2025	$71,305,353

Inventories

Prizes

RKingsCompetitions Ltd, a private limited company formed under the laws of Northern Ireland (the “RKings”) and Classics for a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $5,559,325 and $3,812,659 at September 30, 2025 and December 31, 2024, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $121,795 and $125,195 at September 30, 2025, and December 31, 2024, respectively.

As of September 30, 2025, and December 31, 2024, total inventory was $5,681,120 and $3,937,854, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $28,872,176 and $27,431,207, at September 30, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. The Company’s revenue streams and related recognition policies are described in detail in “Note 1 – Basis of Presentation and Accounting Policies” – Revenue Recognition to the consolidated financial statements included in the Company’s 2024 Annual Report.

There have been no material changes to the Company’s revenue recognition policies or the nature of its performance obligations during the nine months ended September 30, 2025.

Other Income

Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company’s core activity.

For the three months ended September 30, 2025, and 2024, other income amounted to $634,458 and $495,654, respectively.

For the nine months ended September 30, 2025, and 2024, other income amounted to $1,731,537 and $1,498,563, respectively.

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

The Company incurred current income tax expenses of $201,636 and $1,864,122 during the three months ended September 30, 2025, and 2024, respectively.

The Company incurred current income tax expenses of $355,960 and $2,670,788 during the nine months ended September 30, 2025, and 2024, respectively.

The Company accrued taxes payable of $4,004,504 and $3,774,418, each at September 30, 2025, and December 31, 2024, respectively.

The Company is subject to income taxes in various jurisdictions in which it operates. A summary of applicable statutory tax rates by jurisdiction is included in “Note 20 – Income Taxes” to the consolidated financial statements in the Company’s 2024 Annual Report.

There have been no material changes in statutory tax rates in the jurisdictions in which the Company operates during the nine months ended September 30, 2025.

Earnings Per Common Share

Basic net earnings per share of common stock are computed by dividing net earnings available to common shareholders by the weighted-average number of common stock shares (Common Shares) outstanding during the period. Diluted net earnings per Common Share are determined using the weighted-average number of Common Shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

            The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

The following is a reconciliation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2025 and 2024:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$566,014	$(3,405,564)	$(3,249,939)	$650,095
Denominator:
Weighted average common shares outstanding	139,769,484	121,510,697	136,518,376	108,570,269

Basic earnings (loss) per common share	$0.00	$(0.03)	$(0.02)	$0.01

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$566,014	$(3,405,564)	$(3,249,939)	$650,095
Denominator:
Weighted average common shares outstanding	139,769,484	121,510,697	136,518,376	108,570,269
Preferred shares	1,000,000	-	-	667,883
Warrants/Options	-	-	-	146,454
Restricted stock units	1,989,290	-	-	1,199,200
Deferred cash convertible note	-	-	-	136,818
Post-closing share consideration	-	-	-	3,339,416
Convertible promissory note	-	-	-	956,934
Adjusted weighted average common shares outstanding	142,758,774	121,510,697	136,518,376	115,016,974

Diluted earnings (loss) per common share	$0.00	$(0.03)	$(0.02)	$0.01

Dividends

Dividends represent distributions made to the former owners of MeridianBet Group prior to the effective date of the Meridian Purchase Agreement (see “Note 22 – MeridianBet Group Purchase Agreement” for details). No dividends were paid during the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, dividends paid amounted to $0 and $769,534, respectively.

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

Stock-based compensation was $546,415 and $1,614,751 during the three months ended September 30, 2025 and 2024, respectively, and $3,003,354 and $3,252,803 during the nine months ended September 30, 2025 and 2024, respectively.

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

Receivables related to resale of online gaming content and B2B services amounted to $3,883,097 and $3,747,169 as of September 30, 2025, and December 31, 2024, respectively.

Receivables from payment providers in Bosnia amounted to $1,786,055 and $1,517,840 as of September 30, 2025, and December 31, 2024, respectively. These receivables are settled regularly.

The Company has accounts receivable of $7,245,542 and $6,061,281 as of September 30, 2025, and December 31, 2024, respectively (net of allowance for bad debt of $1,011,918 and $994,329, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable from related parties are carried at their estimated collectible amounts. Related party accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from several related parties including Top Level doo Serbia, Network System Development GMBH, Articulate Pty Ltd. (“Articulate”) and Elray Resources Inc. (“Elray”).

The accounts receivable from related parties amounted to $425,406 and $666,545, as of September 30, 2025 and December 31, 2024, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable were $671,866 and $734,630 as of September 30, 2025, and December 31, 2024, respectively. The components of taxes receivable were as follows:

Description	As of September 30, 2025	As of December 31, 2024
Corporate income taxes receivable	$397,373	$310,424
VAT refund receivables	120,219	286,031
Municipality taxes refund receivable	154,274	138,175
Total taxes receivable	$671,866	$734,630

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $963,940 and $955,456 as of September 30, 2025, and December 31, 2024, respectively. The components of prepaid expenses are as follows:

Description	As of September 30, 2025	As of December 31, 2024
Prepayments to suppliers	$13,692	$39,239
Prepaid payroll expense	5,680	4,557
Prepaid rent	17,675	12,475
Prepaid license	190,845	443,355
Prepaid sponsorship/advertising	335,560	363,835
Prepaid cash rewards	110,354	68,659
Other prepayments	290,134	23,336
Total prepaid assets	$963,940	$955,456

NOTE 6 – OTHER CURRENT ASSETS

As of September 30, 2025, and December 31, 2024, other current assets were $2,115,493 and $2,584,771, respectively. The components of other current assets were as follows:

Description	As of September 30, 2025	As of December 31, 2024
Other current receivables	$1,038,920	$1,315,276
Accrued income	833,675	1,068,075
Employee receivables	459,062	314,865
Other current investments	354,070	330,302
Allowance for bad debt	(570,234)	(443,747)
Total other current assets	$2,115,493	$2,584,771

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of September 30, 2025, the total allowance for bad debt amounted to $570,234 and was primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $398,553, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $132,596.

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

Classics Holding Acquisition

As previously disclosed in “Note 7 – Acquisitions” to the consolidated financial statements included in the Company’s 2024 Annual Report, on August 16, 2024, the Company entered into a Share Exchange Agreement with NJF Exercise Physiologists Pty Ltd and Think Tank Enterprises Pty Ltd (the “Classics Sellers”) to acquire 80% of the outstanding equity of Classics Holdings, effective August 1, 2024. Classics for a Cause operates an established B2C trade promotions business in Australia.

The total consideration for the acquisition included a combination of restricted common stock, cash payments, a holdback amount, and a potential earnout. The transaction was accounted for as a business combination under FASB ASC 805, with the purchase price preliminarily allocated to the identifiable assets acquired and liabilities assumed, based on estimated fair values.

Goodwill of approximately $6.4 million was recognized, representing the excess of the total consideration (including the fair value of the noncontrolling interest) over the net fair value of the assets acquired. The noncontrolling interest was estimated at $1.42 million. The allocation included identifiable intangible assets such as trade names, customer relationships, and non-compete agreements.

As of September 30, 2025, the preliminary purchase price allocation remains unchanged. The shares of common stock issued as part of the acquisition of Classics Holdings were subject to a true-up equal to the difference, if negative, between the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that was 180 days following the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) and the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date is not a business day, the last closing price of the Company’s common stock prior to such day) (the “True-Up Amount”). At the Company’s option, the True-Up Amount could be paid in cash or shares of common stock of the Company, or any combination thereof. On February 17, 2025, the True-Up Amount was determined to be $518,651 and on April 28, 2025, the Company issued 206,634 shares of common stock to satisfy this obligation.

Classics for a Cause’s results of operations have been included in our consolidated financial statements beginning on August 1, 2024. Classics for a Cause contributed revenues of $2,292,529 and net income attributable to GMGI of $132,045 for the three months ended September 30, 2025. Classics for a Cause contributed revenues of $6,627,171 and net income attributable to GMGI of $405,094 for the nine months ended September 30, 2025.

Media Games Malta Acquisition

As previously disclosed in “Note 7 – Acquisitions” to the consolidated financial statements included in the Company’s 2024 Annual Report, on July 11, 2024, the Company entered into a Share Purchase Agreement (“SPA”) to acquire 100% of the issued share capital of Media Games Malta (EU) Limited for a total purchase price of approximately $487,647 (€435,555). The consideration was paid in part at signing and the balance in four equal monthly instalments through November 2024.

The transaction was accounted for as a business combination in accordance with ASC 805 – Business Combinations. The acquisition resulted in recognition of approximately $537,184 of goodwill and $162,626 in identifiable intangible assets (trademark/name).

Media Games Malta’s results have been included in the consolidated financial statements effective August 1, 2024. For the three and nine months ended September 30, 2025, the entity contributed $79,884 and $205,296 in revenues, respectively, and net income (loss) attributable to GMGI of $6,054 and $(98,025), respectively.

Acquisition of Minority Interest in Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus

The Meridian Purchase Agreement required the purchase of the minority shares of certain subsidiaries of the MeridianBet Group.

Based on this, on September 3, 2024, a sales-purchase agreement was signed between the buyer – Meridian Gaming Ltd. Malta and the seller of a 24.5% minority share in the company Meridian Gaming Peru S.A.C., Mr. Juan Jose Mantese.

The purchase price was $3,098,797, of which, in accordance with the agreement, a portion was paid by way of the issuance of 814,768 shares of restricted common stock of the Company, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $654,493. On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C., as discussed above. As of September 30, 2025, a cash consideration of $479,166 remains outstanding and is recorded as a consideration payable on the balance sheet.

Additionally, on October 3 and November 8, 2024, share purchase agreements were signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The purchase price was $4,073,707, of which, in accordance with the agreement, a portion was paid in restricted shares of common stock of the Company, totaling 1,071,101 shares, each with an individual value of $3.00, while the remainder will be paid in cash, totaling $860,404. On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited. As of September 30, 2025, a cash consideration of $646,781 remains outstanding and is recorded as a consideration payable on the balance sheet.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended September 30, 2024 assume the acquisitions of Golden Matrix, Classics Holdings, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2024:

Three Months Ended September 30,
2024
Pro-forma total revenues	$41,864,112
Pro-forma net income (loss) attributable to GMGI	$(1,854,237)

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2024 assume the acquisitions of Golden Matrix, Classics Holdings, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2024:

Nine Months Ended September 30,
2024
Pro-forma total revenues	$124,248,623
Pro-forma net income (loss) attributable to GMGI	$623,759

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

During the nine months ended September 30, 2025, and 2024, respectively, software development costs of $6,454,037 and $6,303,398, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the nine months ended September 30, 2025, and 2024, respectively, costs of $7,447,361 and $6,158,259 were incurred and capitalized, while a total of $5,450,251 was placed in service in 2025.

We anticipated that the majority of intangible construction in progress will be placed in service in stages beginning during the end of 2025 and continuing in 2026, depending on the progress of the software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the nine months ended September 30, 2025, and 2024, respectively, costs of $915,994 and $145,139, were incurred and capitalized. The licenses are amortized over the life of the licenses.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,593,898, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $2,371,823. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $2,575,834 and $1,962,157 for the three months ended September 30, 2025, and 2024, respectively and $7,193,854 and $4,317,523 for the nine months ended September 30, 2025, and 2024, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of September 30, 2025	As of December 31, 2024
Intangible construction in process	$12,585,832	$11,354,044
Licenses	6,605,987	5,689,993
Software	20,500,889	14,780,382
Trademarks and tradenames	12,207,826	12,183,561
Developed technology	3,100,000	3,100,000
Customer relationships	17,955,724	17,950,000
Non-compete agreement	292,914	290,000
Other intangible assets	3,965,721	3,451,010
Gross intangible assets	77,214,893	68,798,990
Less: accumulated impairment and amortization
Licenses amortization	(1,526,805)	(519,702)
Software amortization	(8,022,813)	(6,718,227)
Trademarks and tradenames amortization	(1,766,789)	(838,532)
Developed technology	(930,006)	(465,003)
Customer relationships	(5,349,645)	(2,656,083)
Non-compete agreement	(170,104)	(61,186)
Other intangible assets amortization	(1,895,274)	(1,146,800)
Total accumulated impairment and amortization	(19,661,436)	(12,405,533)
Net definite-lived intangible assets	$57,553,457	$56,393,457

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of September 30, 2025:

Year Ending December 31,	Estimated Amortization
2025	$3,796,535
2026	13,486,162
2027	11,811,810
2028	11,291,102
2029	7,619,916
Thereafter	9,547,932
Total future amortization	$57,553,457

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

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of September 30, 2025	As of December 31, 2024
Land	$29,377	$26,084
Buildings, net	10,135,246	9,190,949
Slots and machines, net	11,948,773	11,065,973
Equipment, net	3,322,153	3,348,069
Computers, net	1,477,711	1,719,679
Televisions, net	259,832	302,348
Investment in third party property, plant and equipment	1,699,084	1,778,105
Total property, plant and equipment, net	$28,872,176	$27,431,207

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Advances for property, plant and equipment represent the purchase of the premises in Montenegro. These premises are still in the process of construction.

Depreciation expenses were $1,413,163 and $1,145,210, for the three months ended September 30, 2025, and 2024, respectively, and $4,193,434 and $3,173,473, for the nine months ended September 30, 2025, and 2024, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of September 30, 2025 and December 31, 2024, deposits and prepaid assets are $6,197,848 and $5,706,319, respectively. The components of deposits and prepaid assets are as follows:

Description	As of September 30, 2025	As of December 31, 2024
Deposits for rent & office leases	$361,829	$183,596
Deposits for retail betting	2,815,506	2,522,993
Deposits for retail casino	-	2,880
Deposits for internet betting	861,799	1,082,621
Other prepayments	12,952	10,785
Other deposits	2,145,762	1,903,444
Total deposits and prepaid assets	$6,197,848	$5,706,319

Betting and casino deposits are long-term deposits held with the following banks: NLB Komercijalna bank, EFG-Direktna bank, Halk bank, Bank Postanska Stedionica, and Fibank, as security for the permission granted to operate in a particular region.

Other deposits are long-term deposits with EFG Direktna bank and Nova bank for open credit lines and e-commerce services.

The deposits with NLB Komercijalna bank accrue interest at the rates of 1.0% and 1.9% per annum.

NOTE 11 – INVESTMENTS

The Company has investments in unconsolidated entities.  The investments are accounted for under the equity method whereby the initial investment is recognized at cost and the entities’ profits or losses are recorded in proportion to the Company’s percentage of ownership.  As of September 30, 2025, and December 31, 2024, the Company had investments of $244,861 and $218,147, respectively, representing investments in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares), and BH Telekom (15,228 shares).

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

The lease cost for the three months ended September 30, 2025, and 2024, was $1,203,858 and $1,053,187, respectively.

The lease cost for the nine months ended September 30, 2025, and 2024, was $3,043,470 and $2,742,695, respectively.

As of September 30, 2025, and December 31, 2024, the right-of-use assets were $6,446,795 and $7,643,504, respectively, and there was also a current lease liability of $2,584,873 and $2,378,896, respectively, and a non-current lease liability of $3,743,524 and $5,193,847, respectively.

Maturities of lease liabilities as of September 30, 2025, were as follows:

Operating Lease
2025	$730,486
2026	2,748,410
2027	2,178,117
2028	831,056
2029	212,319
Thereafter	66,217
Total lease payments	6,766,605
Less imputed interest	438,208
Present value of lease liability	$6,328,397

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties includes management salaries, superannuation liabilities and accrued bonuses totaling $337,582 and $19,655, as of September 30, 2025, and December 31, 2024, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of September 30, 2025, and December 31, 2024, taxes payable are $4,004,504 and $3,774,418, respectively. The components of taxes payable are as follows:

	As of September 31, 2025	As of December 31, 2024
Stamps, duties and other taxes	$2,858,157	$2,369,595
Corporate income tax payable	1,146,347	1,404,823
Total taxes payable	$4,004,504	$3,774,418

NOTE 15 – LONG-TERM LIABILITIES

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

The Company recorded a debt discount of $908,037 related to the Unicredit Bank facility in connection with advisory services provided by Citigroup Global Markets Limited. The debt discount was amortized to interest expense. As of September 30, 2025, the unamortized debt discount was $479,242.

For the nine months ended September 30, 2025, the Company paid $7,813,996 to Unicredit Bank against the loan, including the principal amount of $6,711,112 and interest accrued of $1,102,887. As of September 30, 2025, and December 31, 2024, the principal balance of the loan was $15,692,497 and $20,203,619, respectively.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of September 30, 2025, the requirement under the Financial Covenant has been met.

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

For the nine months ended September 30, 2025, the Company paid $31,366 to Unicredit Bank against the loan, including the principal amount of $0 and interest accrued of $31,366. As of September 30, 2025, and December 31, 2024, the principal balance of the loan was $1,174,133 and $0.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending in April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the nine months ended September 30, 2025, the Company paid $928,089 to Hipotekarna Bank against the loan, including the principal amount of $886,208, and interest accrued of $41,881. As of September 30, 2025, and December 31, 2024, the principal balance of the loan was $610,455 and $1,324,361, respectively.

On December 9, 2024, MeridianBet Montenegro entered into a short-term loan, in the amount of EUR 1,000,000 (approximately $1,039,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 12 months ending on December 31, 2025. The Bank charges effective interest at the annual rate of 5.79% (nominal interest rate 5.3%).

For the nine months ended September 30, 2025, the Company paid $893,239 to Hipotekarna Bank against the loan, including the principal amount of $863,384, and interest accrued of $29,855. As of September 30, 2025, and December 31, 2024, the principal balance of the loan was $299,209 and $1,038,900, respectively.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is the 24 months ending on April 1, 2026, when the entire loan amount becomes due. The effective interest is at the annual rate of 7%. As of September 30, 2025, and December 31, 2024, the principal balance of the loan was $2,334,503 and $2,065,680, respectively.

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

The Company recorded a debt discount of $3,754,575 related to the issuance of the Secured Convertible Note. The total debt discount was comprised of the relative fair value of the Lind Warrant, the $2,000,000 issue discount, the commitment fee, $432,398 of advisory fees in connection with the debt issuance to Citigroup Global Markets Limited, and other issuance costs. The relative fair value of the Lind Warrant was $1,007,482 and was calculated using the Black-Scholes option pricing model. As of September 30, 2025, the unamortized debt discount was $0.

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

For the nine months ended September 30, 2025, the Company paid a total of $9,600,000 to the Investor against the loan through cash payments. As of September 30, 2025, the Secured Convertible Note was paid off.

As of September 30, 2025 and December 31, 2024, long-term liabilities amount to $19,637,634 and $31,655,487, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility, and the Igor Salindrija facility.

Maturities of long-term loan as of September 30, 2025 and December 31, 2024, are as follows:

Long-term loan	As of September 30, 2025	As of December 31, 2024
Within 1 year	$10,890,846	$17,291,241
Within 1-2 Years	8,746,788	14,364,246
Present value of loan liability	$19,637,634	$31,655,487

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of September 30, 2025, and December 31, 2024, other current liabilities were $1,162,419 and $1,090,063, respectively. The components of other current liabilities are as follows:

Description	As of September 30, 2025	As of December 31, 2024
Staff costs payable	$738,396	$577,788
Other current payables	164,164	148,345
Rent deposits received	2,515	2,233
Bank overdraft	-	83,965
Dividends payable	-	38,671
Customer deposit	257,344	239,061
Total other current liabilities	$1,162,419	$1,090,063

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, fees, etc.

Other Non-Current Liabilities

As of September 30, 2025, and December 31, 2024, other non-current liabilities were $5,777,715 and $6,658,377, respectively. The components of other non-current liabilities are as follows:

	As of September 30, 2025	As of December 31, 2024
Leases payable	$3,455	$36,348
Retirement benefits	15,946	14,674
Deferred tax liabilities	5,758,314	6,607,355
Total other non-current liabilities	$5,777,715	$6,658,377

The deferred tax liabilities resulted from the Meridian Purchase and Classics Holdings acquisition, which led to the recognition of intangible assets and corresponding deferred tax liabilities. These deferred tax liabilities will be amortized in line with the amortization of the related intangible assets.

NOTE 17 – RELATED PARTY TRANSACTIONS

All related-party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

For the nine months ended September 30, 2025, and 2024, dividends paid to the owners are as follows:

	Dividends Paid Nine Months Ended September 30,
Owners	2025	2024
Aleksandar Milovanović	$-	$468,694
Zoran Milošević	-	165,562
Snežana Božović	-	5,450
Other dividends paid	-	129,828
Total dividends paid	$-	$769,534

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s Chief Executive Officer

On April 1, 2024, following the Meridian Purchase, the Company assumed a License Agreement with Articulate, in which Articulate received a license from the Company to use a proprietary gaming solution and intellectual property (the “GM2 Asset”) technology and agreed to pay Golden Matrix a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

The License Agreement was mutually terminated, effective January 1, 2025.As of September 30, 2025, the amount receivable from Articulate was $132,072.

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

During the nine months ended September 30, 2025, revenues from Elray were $16,473. As of September 30, 2025, the amount receivable from Elray was $16,245. There were no revenues received from Elray before April 1, 2024.

Top Level doo Serbia and Network System Development GMBH

The accounts receivable-related party from Top Level doo Serbia and Network System Development GMBH,  amount to $287,105 and $317,125 as of September 30, 2025, and December 31, 2024, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $282,465 and $288,157, respectively.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

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

As of September 30, 2025, and December 31, 2024, 1,000 and 1,000 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of September 30, 2025, and December 31, 2024, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of September 30, 2025, and December 31, 2024, 19,998,000 and 19,998,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of September 30, 2025, and December 31, 2024, 300,000,000 and 300,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 140,660,454 and 129,242,993 shares were issued and outstanding, respectively.

Common Stock Transactions

On January 1, 2025, 1,071,101 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited.

On January 1, 2025, 814,768 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C.

On January 13, 2025, Aleksandar Milovanović (“Milovanović”), one of the Meridian Sellers agreed to convert the $501,590 remaining due under the Deferred Cash Convertible Promissory Note (defined and discussed below in “Note 22 – MeridianBet Group Purchase Agreement”) into 250,796 shares of common stock of the Company at a conversion price of $2.00 per share. The Deferred Cash Convertible Promissory Note was convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $3.00, subject to a floor of $2.00 per share.

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

On April 9, 2025, we entered into the Sixth Amendment to the Meridian Purchase Agreement with the Meridian Sellers. The amendment confirmed that $179,540 of the $10 million of non-contingent consideration which was due to the Sellers 12 months after the closing date of the acquisition of MeridianBet Group had already been paid and provided that the remaining amounts would be partially converted into common stock. Specifically, $9,445,460 owed to Milovanović was converted into 4,843,826 shares at $1.95 per share; $100,000 owed to Milošević and $25,000 owed to Božović was converted into 50,000 and 12,500 shares, respectively, at $2.00 per share. The remaining $150,000 owed to Milošević and $100,000 owed to Božović was originally due on October 9, 2025, and has been extended to a later date by mutual agreement.

On April 28, 2025, the Company issued 206,634 shares of its common stock to the Classics Sellers to fully satisfy the True-Up Amount of $518,651, which had been determined on February 17, 2025. The shares were issued in accordance with the terms of the Classic Holding’s Share Exchange Agreement, pursuant to which the Company had the option to settle the True-Up Amount in cash, shares, or a combination thereof. The shares were valued based on the US$ Agreed Value as defined in the agreement.

On August 21, 2025, we entered into the Seventh Amendment to the Meridian Purchase Agreement with the Meridian Sellers. The amendment provided that (i) $200,000 of the 18-month consideration payable to Aleksandar Milovanović and (ii) $30,000 each of the 12-month consideration payable to Zoran Milošević and Snežana Božović would be converted into common stock of the Company pursuant to a separate Post-Closing Cash Conversion Agreement entered on the same date. Under that agreement, Milovanović received 155,038 shares of common stock at a value of $1.29 per share, and Milošević and Božović each received 22,556 shares of common stock at a value of $1.33 per share. The remaining unpaid 18-month post-closing cash consideration was due by October 9, 2025.

On September 9, 2025 (effective as of August 29, 2025), we entered into the Eighth Amendment to the Meridian Purchase Agreement with the Aleksandar Milovanović, one of the Meridian Sellers, to provide that $500,000 of the 18-month non-contingent post-closing cash consideration payable to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement. Under the Conversion Agreement, $100,000 was converted into 81,300 shares of common stock at a conversion price of $1.23 per share (effective August 29, 2025), $100,000 was converted into 98,039 shares of common stock at a conversion price of $1.02 per share (effective September 5, 2025), $100,000 was converted into 99,009 shares of common stock on September 12, 2025 at $1.01 per share based on the closing share price of the Company’s common stock on the same date, $100,000 was converted into 100,775 shares of common stock on September 19, 2025 at $0.99 per share based on the closing share price of the Company’s common stock on the same date, and $100,000 was converted into 85,470 shares of common stock on September 26, 2025 at $1.17 per share based on the closing share price of the Company’s common stock on the same date.

The Company owes quarterly salaries of $482,656 to Zoran Milošević and Snežana Božović which are expected to be settled in shares.

During the nine months ended September 30, 2025, 290,000 unregistered shares of restricted common stock, with a value of $627,000, were issued for services.

Equity Distribution Agreement

On November 22, 2024, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $14.7 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under a Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”),, including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

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

During the nine months ended September 30, 2025, we sold an aggregate of 1,107,249 shares of our common stock under the ATM Program for net proceeds of approximately $1,733,829, after deducting commissions. Of this amount, $41,399 is expected to be received in October, 2025.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the Meridian Purchase. No options or warrants were outstanding prior to April 1, 2024.

The following table represents the stock option activity for the nine months ended September 30, 2025:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2024	490,000	$2.23
Options expired	(150,000)	$3.11
Options exercised	(60,000)	$0.80
Options Outstanding as of September 30, 2025	280,000	$2.07
Options Exercisable as of September 30, 2025	280,000	$2.07

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

The total compensation cost related to stock options granted including the option extension as discussed above was $118,741 and $98,582, for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table represents the RSUs activity under the 2022 Plan for the nine months ended September 30, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	1,837,570
RSUs granted	-
RSUs forfeited	(8,875)
RSUs vested and settled in shares of common stock	(1,173,859)
RSUs Outstanding as of September 30, 2025	654,836

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

The following table represents the RSUs activity under the 2023 Plan for the nine months ended September 30, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	10,000
RSUs granted	1,613,500
RSUs forfeited	(45,000)
RSUs vested	(246,750)
RSUs Outstanding as of September 30, 2025	1,331,750

The total compensation cost related to RSUs was $2,040,019 and $1,216,190 for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the nine months ended
	September 30, 2025
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	$89,392,980	$11,007,085	$32,884,664	$133,284,729
Cost of revenue	(26,755,333)	(7,557,329)	(23,924,061)	(58,236,723)
Segment gross profit	62,637,647	3,449,756	8,960,603	75,048,006

Less:
Selling, general and administrative expenses	11,342,321	1,252,431	1,705,588	14,300,340
Salaries and wages	16,366,968	1,121,982	874,398	18,363,348
Professional fees	1,745,728	245,212	57,140	2,048,080
Marketing expenses	14,864,692	648,084	4,126,722	19,639,498
Rents and utilities	5,474,898	102,085	141,624	5,718,607
Bad debt expense	229,239			229,239
Segment income from operations	12,613,801	79,962	2,055,131	14,748,894

Less:
Holding company expenses				2,878,950
Restructuring costs				278,090
Stock-based compensation expenses				3,003,054
Depreciation expenses				4,193,434
Amortization expenses				7,193,854
Total income (loss) from operations				$(2,798,488)

Total revenues by geographic region are as follows:

	For the three months ended				For the nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
UK	$9,029,513	19%	$8,879,408	22%	$26,257,493	20%	$18,536,370	18%
Europe (UK-Excl.)	26,672,175	56%	21,896,664	53%	73,653,393	55%	64,233,494	61%
Central and South America	2,231,805	5%	1,484,262	4%	6,353,255	5%	3,454,909	3%
Asia Pacific (Australia Excl.)	2,939,491	6%	3,746,094	9%	9,330,413	7%	7,752,215	8%
Australia	2,292,529	5%	2,181,998	5%	6,627,171	5%	2,400,690	2%
Africa	4,150,795	9%	2,803,903	7%	11,063,004	8%	8,880,480	8%
Total	$47,316,308	100%	$40,992,329	100%	$133,284,729	100%	$105,258,158	100%

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – EFFECTIVE TAX RATE

Our effective tax rate was 32.8% and (130.2)% for the three months ended September 30, 2025 and September 30, 2024, and (11.1)% and 80.0% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

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

Meridian Malta is participating in a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises). The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities filed initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece incorrectly assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, for the twelve months ended December 31, 2024, the Company had accrued a tax expense of $1,468,472 as an accrued liability for the said dispute. There is no change to the amount as of September 30, 2025.

The Company is in a dispute with Mr. Paul Hardman (one of the former owners of RKings) with regards to a certain consideration totaling approximately $626,450 (GBP 500,000) that he has alleged is still owed to him pursuant to a November 29, 2021 purchase agreement whereby the Company acquired an 80% ownership in RKings (the “RKings Purchase Agreement”), and which we allege was forfeited. That amount is accrued and included in the Company’s liabilities as of September 30, 2025. The Company’s dispute and claims against Mr. Hardman stem from breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. The Company is vigorously pursuing the claim of breach of the acquisition agreement related to the purchase of RKings against Mr. Hardman; however, no formal legal action has been initiated by either party to date.

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

NOTE 22 - MERIDIANBET GROUP PURCHASE AGREEMENT

As previously disclosed in “Note 22 – MeridianBet Group Purchase Agreement” to the consolidated financial statements included in the 2024 Annual Report, Golden Matrix Group, Inc. (“GMGI”) completed its acquisition of 100% of the outstanding share capital of MeridianBet Group on April 9, 2024 (effective as of April 1, 2024), pursuant to the Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, as amended.

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

Additional terms and governance arrangements, including the Series C Preferred Stock, Voting Agreement, Day-to-Day Management Agreement, and details on a Deferred Cash Convertible Promissory Note, are described in Note 22 to the 2024 Annual Report and have not materially changed as of September 30, 2025, other than repayments and conversions previously disclosed.

NOTE 23 – SUBSEQUENT EVENTS

At-The-Market Offering

Subsequent to September 30, 2025, and through the date of this report, the Company sold an aggregate of 577,418 shares of its common stock under the Distribution Agreement at an average price of $1.07 per share, resulting in net proceeds of approximately $598,110 after deducting commissions. The shares were sold pursuant to the Company’s shelf registration statement on Form S-3, and the related prospectus supplement filed with the Securities and Exchange Commission.

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

Our casino offerings include a mix of in-house developed games from Expanse Studios and a selection of titles from renowned third-party casino providers. These providers include Games Global, BluOcean, Relax, Oryx, Playtech, iSoftbet, Leap, Evolution, Easit, Amusnet, Thunderkick, Spribe, Habanero, PG Soft, Greentube, EvoPlay, Wazdan, Pragmatic Play, Playson, Fazi, Endorphina, Spearhead, CT Interactive, Kiron, Platipus, 3 Oaks Gaming, Turbo Games, Tada Gaming, Onlyplay, Mancala, Caleta, Gamzix, Fugaso, Felix Gaming, 7777 Gaming, Big Time Gaming, Push Gaming and Slotopia. We have established revenue-sharing agreements with such providers to offer a wide variety of casino games, ensuring a diverse and engaging casino experience for our players via a vibrant and ever-expanding casino game library.

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

Cash Requirements, Liquidity and Capital Resources

We had $22,042,638 cash on hand and a working capital deficit of $(25,266,465) as of September 30, 2025. We believe our cash on hand, supplemented by proceeds from the ATM offering, is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $17.6 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, as discussed in greater detail below under “Equity Distribution Agreement” as of the date of this Report.

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1.	Unicredit Bank Facility;
2.	Hipotekarna Bank Facility; and
3.	Igor Salindrija Facility.

See “Note 15 – Long-Term Liabilities” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on these debts.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “Note 22 – MeridianBet Group Purchase Agreement”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the Meridian Purchase:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Golden Matrix Shares	Cash Consideration Balance as of September 30, 2025
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	1,684,642	3,290,358	25,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	179,540	9,630,460	190,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	200,328	700,000	9,099,672
Promissory Note Consideration (due April 9, 2026)	15,000,000	-	-	15,000,000
Total	$70,000,000	$25,562,919	$20,122,409	$24,314,672

Contingent obligation:

The Company had a possible holdback payment of approximately $645,500 (GBP 500,000) as part of the consideration for the acquisition of RKings. The holdback is contested by the Company and currently subject to ongoing claims.

Liquidity and capital resources

Description	As of September 30, 2025	As of December 31, 2024
Cash and cash equivalents	$22,042,638	$30,125,944
Working capital (deficit)	$(25,266,465)	$(18,484,062)
Shareholders’ equity	$127,095,095	$108,950,580

The Company had $22,042,638 of cash on hand at September 30, 2025 and total assets of $209,775,592 ($39,146,005 of which were current assets) and a working capital deficit of $(25,266,465) as of September 30, 2025. The working capital deficit was mainly due to $10,890,846 of current portion of long-term loans included in current liabilities, as well as $24,314,672 of consideration payable to the Meridian Sellers. Included in total assets at September 30, 2025 was $71,305,353 of goodwill and $57,553,457 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

The Company had $30,125,944 of cash on hand at December 31, 2024, and total assets of $213,717,593 ($45,066,481 of which were current assets) and a working capital deficit of $18,484,062 as of December 31, 2024. The working capital deficit was mainly due to $17,291,241 of current portion of long-term loans included in current liabilities as well as $22,520,460 of current consideration payable to the Meridian Sellers. Included in total assets at December 31, 2024 was $71,249,119 of goodwill and $56,393,457 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

The decrease in cash of $8,083,306 between December 31, 2024 and September 30, 2025, was mainly due to the repayment of debt, investment in fixed assets and consideration paid to the former owners of MeridianBet Group, offset by cash provided by operating activities.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. We believe that our operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

In the future, we may be required to seek additional capital, including to pay amounts due pursuant to the terms of the MeridianBet Group Purchase Agreement, and to repay outstanding debt as discussed above, by selling additional debt or equity securities, which may include up to $17.6 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings (as discussed below) as of the date of this Report, or may otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, or the conversion of outstanding debt into equity as has occurred in the past may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

On April 28, 2025, the Company voluntarily prepaid in full, the then $7,200,000 remaining balance of the Secured Convertible Note.

See “Note 15 – Long-Term Liabilities” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on the Company’s debts and lending facilities, including the Secured Convertible Note.

Cash flows

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$17,149,595	$7,317,099
Cash used in investing activities	$(15,106,190)	$(21,706,531)
Cash provided by (used in) financing activities	$(17,124,592)	$32,716,355

Cash flows from operating activities include net income (loss) adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the nine months ended September 30, 2025, mainly include stock-based compensation, amortization expenses on intangible assets, depreciation on property plant and equipment and non-cash interest expense related to debt discount amortization.

The Company generated cash from operating activities of $17,149,595 during the nine months ended September 30, 2025, due primarily to a $6,169,306 increase in accounts payable and accrued liabilities, $3,003,054 of stock-based compensation, $2,025,763 of non-cash interest expense related to debt discount amortization, $7,193,854 of amortization expenses relating to intangible assets, and $4,193,434 of depreciation expenses, which was mainly offset by a $3,576,306 net loss, a $1,430,867 increase in inventories, and a $1,414,498 increase in accounts receivable.

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

During the nine months ended September 30, 2025, cash used in investing activities was $15,106,190, which was primarily due to $1,709,971 of consideration paid to the former owners of MeridianBet Group in connection with the Meridian Purchase, $715,650 of consideration paid for the acquisition of Classics and minority interest in Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus, $8,229,598 spent on intangible assets, and $4,424,257 spent on property, plant and equipment.

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

During the nine months ended September 30, 2025, cash used in financing activities totaled $17,124,592. This was primarily driven by debt repayments of $17,989,308 and lease repayments of $1,999,714, partially offset by $1,172,000 in loan proceeds, attributable to short-term credit line agreement in the amount of EUR 1,000,000 (approximately $1,173,560) from UniCredit Bank, and $1,692,430 in net proceeds after commissions, from the sale of common stock under the Distribution Agreement as part of at-the-market sales.

During the nine months ended September 30, 2024, cash provided by financing activities was $32,716,355, which was primarily due to proceeds from loans of $26,870,400, attributable to the Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija borrowing, and proceeds from convertible note and warrant of $9,685,305, relating to the Senior Convertible Note and Lind Warrants, discussed in greater detail above in the notes to consolidated financial statements under “Note 15 – Long-Term Liabilities—Lind Global Asset Management VIII LLC Securities SPA / Promissory Note”, which was offset by repayment of lease of$1,928,562 and repayment of debt of $1,174,383.

The Company experienced a net decrease in cash of $8,083,306 for the nine months ended September 30, 2025, primarily due to repayments of loans and borrowings as noted above. This was partially offset by a $6,997,881 increase in cash resulting from exchange rate fluctuations, driven by the depreciation of the U.S. Dollar against other currencies, including the Euro (EUR), Serbian Dinar (RSD), Peruvian Sol (PEN), Tanzanian Shilling (TZS), and Brazilian Real (BRL).

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

During the nine months ended September 30, 2025, we sold an aggregate of 1,107,249 shares of our common stock under the ATM Program for net proceeds of approximately $1,733,829, after deducting commissions. Since September 30, 2025 and through the date of this Report, we have sold an aggregate of 577,418 shares of our common stock under the ATM Program for net proceeds of approximately $598,110, after deducting commissions.

As of the date of this Report, we are eligible to sell up to an additional $17.6 million under the Distribution Agreement, subject to the terms thereof and subject to the limitations of Form S-3, which prohibit us, for so long as our non-affiliate market capitalization remains below $75 million, from selling securities valued at more than one-third of our non-affiliate float every 12 months.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Nine Months Period Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$413,802	$(3,295,629)	$(3,576,306)	$669,019
+ Interest expense	510,636	790,193	3,463,665	827,048
- Interest income	(62,036)	(58,475)	(122,856)	(163,023)
+ Taxes	201,636	1,864,122	355,960	2,670,788
+ Depreciation	1,413,163	1,145,210	4,193,434	3,173,473
+ Amortization	2,575,834	1,962,157	7,193,854	4,317,523
EBITDA	$5,053,035	$2,407,578	$11,507,751	$11,494,828
+ Stock-based compensation	546,415	1,614,751	3,003,054	3,252,803
+ Restructuring costs	128,156	314,555	278,090	906,286
Adjusted EBITDA	$5,727,606	$4,336,884	$14,788,895	$15,653,917

Results of Operations

Three months endedSeptember 30, 2025, compared to the three months ended September 30, 2024.

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

	Three Months Ended September 30,
	2025	2024	$Change	%Change
Revenue	$47,316,308	$40,992,329	$6,323,979	15%
Cost of goods sold (COGS)	20,929,885	18,589,162	2,340,723	13%
Gross profit	26,386,423	22,403,167	3,983,256	18%
General and administrative expenses	26,774,044	23,379,550	3,394,494	15%
Loss from operations	(387,621)	(976,383)	588,762	-60%
Interest expense	510,636	790,193	(279,557)	-35%
Interest earned	62,036	58,475	3,561	6%
Foreign exchange gain/(loss)	817,201	(219,060)	1,036,261	-473%
Other income	634,458	495,654	138,804	28%
Provision for income taxes	201,636	1,864,122	(1,662,486)	-89%
Net income (loss)	413,802	(3,295,629)	3,709,431	-113%
Net income (loss) attributable to noncontrolling interest	(152,212)	109,935	(262,147)	-238%
Net income (loss) attributable to GMGI	$566,014	$(3,405,564)	$3,971,578	-117%

Revenue. Revenue increased by $6,323,979, or 15%, to $47,316,308 for the three months ended September 30, 2025, from $40,992,329 for the three months ended September 30, 2024. The following table sets forth a summary of the key components of revenues for the interim periods indicated.

	For the three months ended
Revenue by product	September 30, 2025	September 30, 2024	$Change	%Change
Online casino	$14,599,178	$11,188,239	$3,410,939	30%
Online sports betting	$10,282,369	$8,549,379	$1,732,990	20%
Retail sports betting and retail casino	$6,738,939	$5,293,516	$1,445,423	27%
GMAG segment	$3,535,746	$4,297,761	$(762,015)	-18%
RKings	$9,029,513	$8,879,408	$150,105	2%
Classics for a Cause	$2,292,529	$2,059,492	$233,037	11%

Revenues from online casino increased by $3,410,939, or 30%, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of 13 new providers: 3 Oaks Gaming, Turbo Games, Tada Gaming, Onlyplay, Mancala, Caleta, Gamzix, Fugaso, Felix Gaming, 7777 Gaming, Big Time Gaming, Push Gaming and Slotopia the launching of the new game "Gates of Olympia" from the Company’s studio Expanse, which became a top 5 most popular game in the third quarter of 2025; revenues from online sports betting which increased by $1,732,990, or 20%, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout – settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, and an increase in live streams, especially for tennis; revenues from retail sports betting and retail casino increased by $1,445,423, or 27%, mainly due to the increase in the offer of the 85 brand new latest-generation IMPERA brand slot machines and the impact of betting shop promotions, such as the “happy hour” and slot promotions; revenues from the GMAG segment decreased by $762,015, or 18%, primarily due to reduced usage by several key customers, driven by increased market competition, and the Company focusing on expanding the range of products offered through the GMAG system and enhancing product margins; revenues from RKings increased by $150,105, or 2%, mainly due to changes in marketing strategy; and revenues from Classics for a Cause increased by $233,037, or 11%, as Classics for a Cause was acquired effective on August 1, 2024 with only two months of results included in the comparable prior-year period.

COGS. Costs of goods (COGS) sold increased by $2,340,723, or 13%, to $20,929,885 for the three months ended September 30, 2025, from $18,589,162 for the three months ended September 30, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $2,798,431 in total, or 38%, to $10,180,888 for the three months ended September 30, 2025, from $7,382,457 for the three months ended September 30, 2024, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting; COGS from the GMAG segment, RKings, and Classics for a Cause decreased by $457,708, or 4%, to $10,748,997, down from $11,206,705 in the prior-year period, mainly due to reduced usage by several key customers in the GMAG segment.

Gross profit. Gross profit increased by $3,983,256, or 18%, to $26,386,423 for the three months ended September 30, 2025, from $22,403,167 for the three months ended September 30, 2024. Gross profit from online casinos increased by $1,946,908 or 24%; gross profit from online sports betting increased by $893,721, or 15%; gross profit from retail sports betting and retail casino increased by $813,721 or 22%; and gross profit from franchise fee increased by $45,951 or 28%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in gross profit was mainly due to the increase in the revenues as discussed above. Gross profit from the GMAG segment increased by $3,670; gross profit from RKings decreased by $37,454, or 3%; and gross profit from Classics for a Cause increased by $112,619, or 8%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

General and administrative expenses (G&A). General and administrative expenses increased by $3,394,494, or 15%, to $26,774,044 for the three months ended September 30, 2025, from $23,379,550 for the three months ended September 30, 2024. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the three months ended September 30, 2025, was $546,415, compared to $1,644,916, for the three months ended September 30, 2024, a $1,098,501 decrease from the prior period, which was due mainly to the reduced number of RSUs granted during the period.

Amortization expenses for the three months ended September 30, 2025, were $2,575,834, compared to $1,962,157 for the three months ended September 30, 2024, a $613,677, or 31% increase from the prior period, which was due mainly to the capitalization of a significant portion of software that had been in development during the current period.

Salaries and wages for the three months ended September 30, 2025, were $6,550,945, compared to $5,706,182, for the three months ended September 30, 2024, a $844,763 or 15% increase from the prior period, which was due to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended September 30, 2025, were $933,433, compared to $992,009, for the three months ended September 30, 2024, a $58,576 or 6% decrease from the prior period.

Marketing expenses for the three months ended September 30, 2025, were $6,888,120, compared to $5,211,172, for the three months ended September 30, 2024, a $1,676,948 or 32% increase from the prior period. The increase in marketing fees was primarily driven by new sponsorship agreements, such as: the Basketball League of Serbia (KLS), the Sports Association of Serbia (implementation of handball courts), the Meridian Missions TV commercial, as well as TV commercials for EuroBasket on national television, accompanied by intensified PR activities during EuroBasket.

Rents and utilities for the three months ended September 30, 2025, were $2,209,303, compared to $1,566,555, for the three months ended September 30, 2024, a $642,748 or 41% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense decreased by $279,557, or 35%, to $510,636 for the three months ended September 30, 2025, from $790,193 for the three months ended September 30, 2024. The decrease primarily reflects the repayment of the October 2024 Secured Convertible Note in early April 2025, resulting in no interest accruals for the Secured Convertible Note during the current quarter.

Interest earned. Interest earned increased by $3,561, or 6%, to $62,036 for the three months ended September 30, 2025, from $58,475 for the three months ended September 30, 2024. The increase was due to favorable exchange rate movements arising from the calculation of interest earned for deposits held by certain affiliated entities.

Foreign exchange gain. The foreign exchange gain for the three months ended September 30, 2025 was $817,201, compared to foreign exchange loss of $219,060 for the three months ended September 30, 2024. The improvement was primarily attributable to favorable movements in the EUR/RSD/USD/GBP exchange rates, which positively affected the revaluation of the Company’s monetary assets and liabilities denominated in euros, pounds, and dinars.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activities. For the three months ended September 30, 2025, and 2024, other income amounted to $634,458 and $495,654, respectively. The increase of $138,804 is attributable to other operating income from the franchise partners such as marketing services, customer support services, staff training services, etc.

Provision for income taxes. Our effective tax rate was 32.8% and (130.2)% for the three months ended September 30, 2025 and September 30, 2024, and (11.1)% and 80.0% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended September 30, 2025, and 2024, net income (loss) attributable to noncontrolling interest amounted to $(152,212) and $109,935, respectively. The loss was primarily driven by an increase in general and administrative expenses in a new operational territory where we have commenced business operations — Brazil.

Net income (loss) attributable to GMGI. Net income attributable to GMGI increased by $3,971,578 to $566,014 for the three months ended September 30, 2025, compared to a net loss of $3,405,564 for the three months ended September 30, 2024. The improvement was primarily driven by higher revenues and gross profit, lower stock-based compensation expense, and favorable foreign exchange movements, each as discussed above.

Nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

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

	Nine Months Ended September 30,
	2025	2024	$Change	%Change
Revenue	$133,284,729	$105,258,158	$28,026,571	27%
Cost of goods sold (COGS)	58,325,326	43,477,519	14,847,807	34%
Gross profit	74,959,403	61,780,639	13,178,764	21%
General and administrative expenses	77,757,891	58,937,789	18,820,102	32%
Income (loss) from operations	(2,798,488)	2,842,850	(5,641,338)	-198%
Interest expense	3,463,665	827,048	2,636,617	319%
Interest earned	122,856	163,023	(40,167)	-25%
Foreign exchange gain/(loss)	1,187,414	(337,581)	1,524,995	-452%
Other income	1,731,537	1,498,563	232,974	16%
Provision for income taxes	355,960	2,670,788	(2,314,828)	-87%
Net income (loss)	(3,576,306)	669,019	(4,245,325)	-635%
Net income (loss) attributable to noncontrolling interest	(326,367)	18,924	(345,291)	-1825%
Net income (loss) attributable to GMGI	$(3,249,939)	$650,095	$(3,900,034)	-600%

Revenue. Revenue increased by $28,026,571, or 27%, to $133,284,729 for the nine months ended September 30, 2025, compared to $105,258,158 for the same period in 2024. The following table sets forth a summary of the key components of revenues for the interim periods indicated.

	For the nine months ended
Revenue by product	September 30, 2025	September 30, 2024	$Change	%Change
Online casino	$38,718,317	$30,808,568	$7,909,749	26%
Online sports betting	$30,004,218	$26,447,574	$3,556,644	13%
Retail sports betting and retail casino	$18,221,592	$16,381,424	$1,840,168	11%
GMAG segment	$11,007,085	$8,893,658	$2,113,427	24%
RKings	$26,257,493	$18,536,370	$7,721,123	42%
Classics for a Cause	$6,627,171	$2,059,492	$4,567,679	222%

Revenues from online casino increased by $7,909,749, or 26%, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of 13 new providers: 3 Oaks Gaming, Turbo Games, Tada Gaming, Onlyplay, Mancala, Caleta, Gamzix, Fugaso, Felix Gaming, 7777 Gaming, Big Time Gaming, Push Gaming and Slotopia the launching of the new game "Gates of Olympia" from the Company’s studio Expanse, which became a top 5 most popular game in the third quarter of 2025; revenues from online sports betting which increased by $3,556,644, or 13%, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout – settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, and an increase in live streams, especially for tennis; revenues from retail sports betting and retail casino which increased by $1,840,168, or 11%, mainly due to the increase in the offer of the 85 brand new latest-generation IMPERA brand slot machines and the impact of betting shop promotions, such as the “happy hour” and slot promotions; and increased revenues from the GMAG segment, RKings, and Classics for a Cause compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and that as a result, revenues generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

COGS. Costs of goods sold increased by $14,847,807, or 34%, to $58,325,326 for the nine months ended September 30, 2025, from $43,477,519 for the nine months ended September 30, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $5,391,969 in total, or 25%, to $26,755,333 for the nine months ended September 30, 2025, from $21,363,364 for the nine months ended September 30, 2024, mainly due to the increase in the variable amounts of gaming tax and software fee costs in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting. COGS from the GMAG segment, RKings, and Classics for a Cause increased by $9,455,838, or 43%, compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and because, as a result, COGS generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

Gross profit. Gross profit increased by $13,178,764, or 21%, to $74,959,403 for the nine months ended September 30, 2025, from $61,780,639 for the nine months ended September 30, 2024. Gross profit from online casino increased by $5,007,987 or 23%; gross profit from online sports betting increased by $2,033,408, or 11%; gross profit from retail sports betting and retail casino increased by $1,029,068 or 10%; and gross profit from franchise fee increased by $161,909 or 35%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Gross profit from the GMAG segment, RKings, and Classics for a Cause increased by $4,946,391, or 67%, compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and because, as a result, gross profits generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

General and administrative expenses. The general and administrative expenses increased by $18,820,102, or 32%, to $77,757,891 for the nine months ended September 30, 2025, from $58,937,789 for the nine months ended September 30, 2024. The general and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities.

Stock-based compensation (within G&A) for the nine months ended September 30, 2025, was $2,914,451, compared to $3,203,212, for the nine months ended September 30, 2024, a $288,761, or 9% decrease from the prior period, which was due mainly to the reduced number of RSUs granted during the period.

Amortization expenses for the nine months ended September 30, 2025, were $7,193,854, compared to $4,317,523, for the nine months ended September 30, 2024, an increase of $2,876,331, or 67%. The increase was primarily attributable to the amortization of newly recognized intangible assets resulting from the acquisitions of Golden Matrix and Classics Holdings, as well as the capitalization and subsequent amortization of a significant portion of software development costs during the current period.

Salaries and wages for the nine months ended September 30, 2025, were $19,683,749, compared to $15,287,955, for the nine months ended September 30, 2024, a $4,395,794 or 29% increase from the prior period, which was due partially to a $1,593,041 increase in salaries to employees of Golden Matrix after the acquisition of Golden Matrix. Salaries paid to employees of MeridianBet Group increased by $2,802,753, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets

Professional fees for the nine months ended September 30, 2025, were $3,009,083, compared to $2,578,121, for the nine months ended September 30, 2024, a $430,962 or 17% increase from the prior period. The increase was primarily due to the fact that professional fees incurred from January to March 2024 of Golden Matrix were not included in the prior-year comparative period, as the acquisition of Golden Matrix became effective on April 1, 2024.

Marketing expenses for the nine months ended September 30, 2025, were $19,639,498, compared to $12,731,111, for the nine months ended September 30, 2024, a $6,908,387 or 54% increase from the prior period, which was mainly due to increased advertising budgets across all Ads channels (Google, Meta, etc.), as well as new sponsorship agreements with: FNC – Fight Nation Championship, BLS – the Basketball League of Serbia, the football club AEL from Cyprus, the women’s basketball club Red Star, the basketball club Vršac, the Basketball League of Serbia (KLS), the Sports Association of Serbia (implementation of handball courts), the Meridian Missions TV commercial, as well as TV commercials for EuroBasket on national television, accompanied by intensified PR activities during EuroBasket, new collaborations with influencers (TikTok creators), and the deployment of promotional teams across the countries.. Additionally, marketing expenses incurred from January to March 2024 of Golden Matrix were not included in the prior-year comparative period, as the acquisition of Golden Matrix became effective on April 1, 2024.

Rents and utilities for the nine months ended September 30, 2025, were $5,718,607, compared to $4,948,076, for the nine months ended September 30, 2024, a $770,531 or 16% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense increased by $2,636,617, or 319%, to $3,463,665 for the nine months ended September 30, 2025, from $827,048 for the nine months ended September 30, 2024. The significant increase was primarily driven by the amortization of debt discounts related to the issuance of the Secured Convertible Note and the Unicredit Bank Facility, as well as accrued interest on borrowings from commercial banks.

Interest earned. Interest earned decreased by $40,167, or 25%, to $122,856 for the nine months ended September 30, 2025, from $163,023 for the nine months ended September 30, 2024. The decrease was due to the decrease in the term deposits with our banks.

Foreign exchange loss. Foreign exchange results improved by $1,524,995, resulting in a gain of $1,187,414 for the nine months ended September 30, 2025, compared to a loss of $337,581 for the same period in 2024. The improvement was primarily attributable to favorable movements in the EUR/RSD/USD/GBP exchange rates, which positively affected the revaluation of the Company’s monetary assets and liabilities denominated in euros, pounds, and dinars.

Other Income. Other income is related to income from marketing services for third-party advertising in Meridian betting shops, sale of fixed assets, VAT refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity.  For the nine months ended September 30, 2025, and 2024, other income amounted to $1,731,537 and $1,498,563, respectively.  The increase of $232,974 for the nine months ended September 30, 2025, versus the nine months ended September 30, 2024, is attributable to other operating income from franchise partners such as marketing services, customer support services, and staff training services.

Provision for income taxes. Our effective tax rate was 32.8% and (130.2)% for the three months ended September 30, 2025 and September 30, 2024, and (11.1)% and 80.0% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The change in the effective income tax rate for the three and nine months ended September 30, 2025 compared to the same periods in 2024 is primarily due to changes in the mix of our earnings and tax expenses between the U.S. and foreign countries.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30%; (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%; and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the nine months ended September 30, 2025, and 2024, net income (loss) attributable to noncontrolling interest amounted to $(326,367)and $18,924, respectively. The increase in net loss was primarily driven by an increase in general and administrative expenses in the new operational territory where we have commenced business operations — Brazil.

Net income (loss) attributable to GMGI. Net loss attributable to GMGI increased by $3,900,034 to a net loss of $3,249,939 for the nine months ended September 30, 2025, from net income of $650,095 for the nine months ended September 30, 2024. The increase in loss was mainly due to an increase in the general and administrative expenses, and interest expenses, each as discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025, are those that depend most heavily on these judgments and estimates. As of September 30, 2025, there had been no material changes to any of the critical accounting policies contained therein. “Note 2 - Summary of Accounting Policies,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Commission on March 24, 2025, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceeding, except as discussed under “Note 21 – Commitments and Contingencies”, under the heading Legal Matters, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, which are incorporated by reference into this “Item 1. Legal Proceedings”. In addition, we are not aware of any material legal or governmental proceedings against us or contemplated to be brought against us. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows; however, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

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

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.*

We had $22,042,638 cash on hand and a working capital deficit of $25,266,465 as of September 30, 2025. With our current cash on hand, expected revenues, and availability under the Equity Distribution Agreement and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. We also anticipate needing to raise funding to repay the $15.7 million owed under the Facility Agreement (as discussed in greater detail above under “Note 15 – Long-Term Liabilities — UniCredit Bank Facility” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, as of September 30, 2025, and to pay certain post-closing amounts due in connection with the acquisition of the MeridianBet Group, which total $24,314,672 as of the date of this Report.

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

The consideration payable to the Meridian Sellers includes cash and stock which will come due in the future. The unpaid portion of the purchase price currently includes: (i) cash in the amount of $9,314,672, of which $9,099,672 was due on October 9, 2025; and (ii) promissory notes in the amount of $15,000,000, due on or before (April 9, 2026).

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

During the nine months ended September 30, 2025, we sold an aggregate of 1,107,249 shares of our common stock under the ATM Program for net proceeds of approximately $1,733,829, after deducting commissions. Since September 30, 2025 and through the date of this Report, we have sold an aggregate of 577,418 shares of our common stock under the ATM Program for net proceeds of approximately $598,110, after deducting commissions.

As of the date of this Report, we are eligible to sell up to an additional $17.6 million under the Distribution Agreement, subject to the terms thereof and subject to the limitations of Form S-3, which prohibit us, for so long as our non-affiliate market capitalization remains below $75 million, from selling securities valued at more than one-third of our non-affiliate float every 12 months.

We currently have an illiquid and volatile market for our common stock, and the market for our common stock is and may remain illiquid and volatile in the future.*

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During the last 52 weeks, our common stock has traded as high as $3.06 per share and as low as $0.91 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

As of the date of this Report, we had 280,000 shares of common stock issuable upon the exercise of outstanding options to purchase shares of common stock at a weighted-average exercise price of $2.07 per share; 750,000 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock at an exercise price of $4.00 per share; and 1,986,586 shares of common stock issuable upon the vesting of Restricted Stock Unit equity awards that were granted under our equity incentive plans.

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

The issuance of common stock upon exercise of warrants will cause immediate and substantial dilution to existing shareholders.*

The Lind Warrant, discussed in greater detail above in the notes to consolidated financial statements under “Note 15 – Long-Term Liabilities—Lind Global Asset Management VIII LLC Securities SPA / Promissory Note”,  entitles the holder to purchase up to 750,000 shares of common stock of the Company until July 1, 2029, at an exercise price of $4.00 per warrant share, subject to customary adjustments, and a 4.99% beneficial ownership limitation. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $2.25. The Lind Warrant also provides for cashless exercise to the extent that the warrant shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the shares of common stock issuable upon exercise thereof are not then covered by an effective registration statement (provided that such underlying shares are currently covered by a registration statement).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2025, and from the period from October 1, 2025 to the filing date of this Report, which have not previously been disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended September 30, 2025.

On July 31, 2025, 45,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in July 2025.

On August 31, 2025, 30,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in August 2025.

On September 9, 2025 (effective as of August 29, 2025), we entered into the Eighth Amendment to the Meridian Purchase Agreement with the Aleksandar Milovanović, one of the Meridian Sellers, to provide that $500,000 of the 18-month non-contingent post-closing cash consideration payable to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement. Under the Conversion Agreement, $100,000 was converted into 81,300 shares of common stock at a conversion price of $1.23 per share (effective August 29, 2025), $100,000 was converted into 98,039 shares of common stock at a conversion price of $1.02 per share (effective September 5, 2025), $100,000 was converted into 99,009 shares of common stock on September 12, 2025 at $1.01 per share, based on the closing share price of the Company’s common stock on the same date, $100,000 was converted into 100,775 shares of common stock on September 19, 2025 at $0.99 per share based on the closing share price of the Company’s common stock on the same date, and $100,000 was converted into 85,470 shares of common stock on September 26, 2025 at $1.17 per share based on the closing share price of the Company’s common stock on the same date.

On September 30, 2025, 30,000 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in September 2025.

Recent sales of unregistered securities subsequent to our fiscal quarter ended September 30, 2025.

There were no sales of unregistered securities by the Company subsequent to the fiscal quarter ended September 30, 2025.

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

Purchases of equity securities by the issuer and affiliated purchasers

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1 – July 31, 2025	—	$—	—	$4,998,329
August 1 – August 31, 2025	—	$—	—	$4,998,329
September 1 - September 30, 2025	—	$—	—	$4,998,329
Total	—	$—	—

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

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”, except as follows:

On August 20, 2025, Luxor Capital, LLC (which is wholly-owned by Anthony Brian Goodman, our Chief Executive Officer and Director) entered into a Rule 10b5-1 trading plan (the “August 2025 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Pursuant to the August 2025 10b5-1 Plan, Luxor Capital, LLC may sell up to 4,160,000 shares of the Company’s common stock, with potential sales commencing on November 24, 2025 and continuing through November 24, 2026, or until all shares subject to the August 2025 10b5-1 Plan have been sold or the August 2025 10b5-1 Plan has been otherwise terminated in accordance with its terms.

Item 6. Exhibits

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
2.8

Seventh Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated August 21, 2025, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.8	8/27/2025	001-41326
2.9

Eighth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated August 29, 2025 and entered into September 9, 2025, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.9	9/12/2025	001-41326

2.10#	Share Exchange Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc., Classics Holdings Co. Pty Ltd. and the Shareholders of Classics Holdings Co. Pty Ltd.	8-K	2.1	8/20/2024	001-41326
10.1	Post-Closing Cash Consideration Conversion Agreement dated August 21, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	8/27/2025	001-41326
10.2	Post-Closing Cash Consideration Conversion Agreement dated August 29, 2025 and entered into on September 9, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	9/12/2025	001-41326
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

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

GOLDEN MATRIX GROUP, INC.

Dated: October 30, 2025	/s/ Anthony Brian Goodman
Anthony Brian Goodman
Its: President and Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2025	/s/ Rich Christensen
Rich Christensen
Its: Chief Financial Officer (Principal Accounting/Financial Officer)

