Form 10-K
period 2025-12-31
Meridian Holdings Inc./NV
filed 2026-03-31
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

 (Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41326

Meridian Holdings Inc. (Formerly Known as Golden Matrix Group, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D555, Las Vegas, NV	89103
(Address of principal offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 318-7548

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MRDN	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

On June 30, 2025, the last day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $36,067,350, based upon the closing price of the registrant’s Common Stock on the Nasdaq Capital Market of $20.40 on June 30, 2025, the last trading day prior to June 30, 2025. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 31, 2026, the registrant had 12,641,023 shares of its common stock, $0.00001 par value, outstanding, after giving effect to the Reverse Stock Split (discussed below). This amount excludes shares of common stock issuable upon the settlement of restricted stock units that are expected to vest upon the filing of this Annual Report.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, or the Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

i

Reverse Stock Split and Name Change

On February 26, 2026, Golden Matrix Group, Inc. (the “Company”) filed both (a) a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effectuate a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, at a ratio of 1-for-12 (the “Reverse Split”), in accordance with Nevada Revised Statutes (“NRS”) Section 78.209; and (b) a Certificate of Amendment to the Company’s Articles of Incorporation, as amended, to affect a name change of the Company to “Meridian Holdings Inc.” (the “Name Change”).  Both the Certificate of Change and Certificate of Amendment were approved solely by the Board of Directors of the Company in accordance with the NRS.

Both the Reverse Split and the Name Change became effective on March 3, 2026 at 12:01 a.m. ET (the “Effective Time”).

On the Effective Date, the total number of shares of common stock authorized for issuance under the Company’s Articles of Incorporation was divided by 12 (from 300 million to 25 million); the total number of issued and outstanding shares of common stock of the Company was divided by 12 (from 151.7 million shares to 12.6 million shares); and the total number of shares of common stock held by each stockholder of the Company was converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Split divided by 12. No fractional shares were issued in connection with the Reverse Split, and stockholders who would otherwise be entitled to receive a fractional share instead received cash in lieu of such fractional share, based upon the closing sale price of the common stock on the trading day immediately prior to the Effective Time as reported on the Nasdaq Capital Market.

There was no change to the par value of the common stock or preferred stock of the Company or the authorized or outstanding shares of preferred stock of the Company in connection with the Reverse Split; provided that the conversion ratio of such preferred stock was adjusted equitably in connection with the Reverse Split.

In addition, the number of shares of common stock issuable upon exercise of our stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans) were proportionately adjusted by the applicable administrator, using the 1-for-12 ratio, and rounded down to the nearest whole share, to be effective at the Effective Time, pursuant to the terms of the Company’s equity plans. The conversion rates of our preferred stock will also be adjusted in a ratio of 1-for-12. The number of shares issuable upon exercise of our outstanding warrants to purchase shares of common stock outstanding at the Effective Time was also equitably adjusted pursuant to the terms of such securities in connection with the 1-for-12 Reverse Split. In addition, the exercise price for each outstanding stock option and warrant will be increased in inverse proportion to the 1-for-12 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Split, subject to the terms of such securities.

The effects of the Reverse Split and Name Change have been retroactively affected throughout this Report, unless otherwise stated.

Cautionary Statement Regarding Forward-Looking Statements

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the Private Securities Litigation Reform Act of 1995. This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Meridian Holdings Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of the Company’s control which could cause actual results to differ materially from the results expressed or implied in the forward-looking statements, including, but not limited to:

1

•

our need for significant additional financing to grow and expand our operations, complete acquisitions and pay post-closing amounts due in connection therewith, including in connection with the MeridianBet Group (as defined below) acquisition;

•	dilution caused by the conversion of outstanding debt, preferred stock, and warrants, and/or acquisitions;

•	the Company’s ability to complete acquisitions, and the available funding for such acquisitions, disruptions caused by acquisitions, and other risks associated therewith;

•	the reliance on suppliers of third-party gaming content and the cost of such content;

•	the ability of the Company to obtain additional gaming licenses and maintain existing gaming licenses;

•	the Company’s ability to maintain the listing of its common stock on the Nasdaq Capital Market;

•	the ability of the Company to manage growth;

•	the Company’s expectations for future growth, revenues, and profitability;

•	the Company’s expectations regarding future plans and timing thereof;

•	the Company’s reliance on its management;

•	the fact that Aleksandar Milovanović has voting control over the Company;

•	related party relationships as well as conflicts of interest related thereto;

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information; and we have not commissioned any of the market or survey data that is presented in this Report. We are responsible for all the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Item 1A. Risk Factors”. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Meridian Holdings Inc., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,”, and “MRDN” in this Report refer specifically to Meridian Holdings Inc., and its consolidated subsidiaries. References herein to “Golden Matrix” refer to the Company prior to the closing of the MeridianBet Purchase Agreement (discussed below).

In addition, unless the context otherwise requires and for the purposes of this report only:

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
•	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
•	“Securities Act” refers to the Securities Act of 1933, as amended.

As used in this Report, “EUR”, “€” or “Euros” means the official currency of the member states of the European Union; “GBP”, “£” or “Pounds” means the currency of the United Kingdom and its associated territories; “USD”, “$” or “dollars” means U.S. dollars; “RSD” or “dinars” means the Serbian Dinar, the official currency of Serbia; “AUD” means Australian dollars, “BRL” or “R$” means the Brazilian Real, the official currency of Brazil, “PEN” means the Peruvian Sol, the official currency of Peru, and “TZS” means the Tanzanian Shilling, the official currency of Tanzania, provided that all dollar amounts in this Report are in U.S. dollars unless otherwise stated.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us at https://www.sec.gov. Copies of documents filed by us with the SEC (including exhibits) are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this report. Our website address is https://meridian-holdings.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our website free of charge as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

Organizational History

The Company was incorporated in the State of Nevada on June 4, 2008, originally operating as a mining and mineral exploration company under various names. In April 2016, the Company changed its name to Golden Matrix Group, Inc. and transitioned its business focus from mining, to software technology and online gaming. All legacy mining assets were subsequently disposed of, and the Company no longer owns any mining-related properties.

Between 2016 and 2022, Golden Matrix expanded its business through a series of strategic acquisitions primarily focused on gaming technology, intellectual property, licensing, and regulated online gaming operations. These transactions included the acquisition of proprietary gaming software and related intellectual property, regulated gaming licenses, and operating entities in multiple jurisdictions.

Key acquisitions during this period included gaming technology assets used to develop the Company’s business-to-business (B2B) platform, the purchase of licensed and operating entities in Australia, the United Kingdom, and Mexico, and the establishment of the Company’s proprietary business-to-consumer (B2C) online casino operations in Mexico. The Company also acquired and consolidated full ownership of certain operating subsidiaries to streamline its organizational structure and support international growth.

Certain of these transactions involved related parties and were approved by the Company’s Board of Directors and Audit Committee in accordance with corporate governance requirements.

These acquisitions laid the foundation for the Company’s transition into a diversified global gaming and technology group and positioned the Company for its transformational acquisition of the MeridianBet Group in 2023, as discussed below.

MeridianBet Acquisition

On January 11, 2023, Golden Matrix entered into a Sale and Purchase Agreement of Share Capital, which was amended and restated on June 28, 2023 (as amended and restated from time to time, the “Meridian Purchase Agreement”) with Aleksandar Milovanović (“Milovanović”), Zoran Milošević (“Milošević”) and Snežana Božović (“Božović” and collectively, the “Meridian Sellers”), the owners of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“Meridian Montenegro”); Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta (“Meridian Malta”); and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (“Meridian Cyprus”, and collectively, “MeridianBet Group”).

On April 9, 2024 (the “Closing Date”), Golden Matrix closed the acquisition of the MeridianBet Group pursuant to the MeridianBet Purchase Agreement (the “MeridianBet Acquisition”) and we acquired 100% of MeridianBet Group, effective for all purposes as of April 1, 2024. MeridianBet Group operates online sports betting, online casino, and gaming operations and is currently licensed and operating in more than 15 jurisdictions across Europe, Africa and Central and South America. In connection with the Purchase, on April 9, 2024, we (A) issued 6,845,154 restricted shares of the Company’s common stock to the Meridian Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”); (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Milovanović, $1,250,000 to Milošević, and $625,000 to Snežana Božović.

Pursuant to the terms of the MeridianBet Purchase Agreement, we were also required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 and (ii) 416,666 restricted shares of common stock (collectively, the “Contingent Post-Closing Consideration”) which was due to the Meridian Sellers within five business days following the six month anniversary of the closing if (and only if) the Company determined certain post-closing conditions were met; and (3) the additional sum of $20,000,000 of which $10,000,000 was due 12 months after the closing date and $10,000,000 was due 18 months after the closing date (“18 Month Non-Contingent Post-Closing Cash Consideration”).

Additional information regarding the payment of amounts due under the MeridianBet Purchase Agreement and amount owed as of December 31, 2025, is included in “Note 22 – MeridianBet Group Purchase Agreement” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, below.

Classics For a Cause Exchange

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd., an Australian proprietary limited company (“Classics Holdings”). Classics Holdings, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics For a Cause” or “CFAC”), is an independent online trade promotions company, located in Australia, which operates a well-established B2C platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics For a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, and exotic motor vehicles. On August 21, 2024, the Company closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

Corporate Reorganization Following the MeridianBet Acquisition

Following the completion of the MeridianBet Acquisition, MeridianBet became the Company’s primary operating platform and the principal driver of the Company’s consolidated revenue and strategic growth initiatives. In connection with the integration of MeridianBet Group and to better align the Company’s corporate identity with its principal operating business, the Company’s Board of Directors approved the Name Change, which became effective at 12:01 a.m. Eastern Time on March 3, 2026.

Concurrently, the Company effected the Reverse Split to support compliance with Nasdaq’s minimum bid price requirements and to enhance its capital markets positioning. The Company’s common stock began trading on the Nasdaq Capital Market under the ticker symbol “MRDN” at the open of trading on March 3, 2026.

General Information

Because the Meridian Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock immediately following the Closing Date (with Milovanović owning 58.8%), and became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company, the MeridianBet Acquisition was accounted for as a reverse merger and recapitalization of the Company under Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC 805”), with MeridianBet Group as the accounting acquirer and Golden Matrix as the accounting acquiree.

Therefore, the historical basis of MeridianBet Group’s assets and liabilities has not been remeasured as a result of the acquisition. Instead, as described more fully in “Note 1 – Basis of Presentation and Accounting Policies” and in “Note 22 – MeridianBet Group Purchase Agreement” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, below, the assets and liabilities of Golden Matrix have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

On, and effective on, April 5, 2024, the Board of Directors of the Company approved a change in the Company’s fiscal year end from October 31 to December 31, to align the Company’s fiscal year end with that of MeridianBet Group. As a result, all historical financial information presented in the consolidated financial statements in “Item 8. Financial Statements and Supplemental Data” of this Report, represent the accounts of MeridianBet Group as if MeridianBet Group is the predecessor to the Company.

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

Online Sports Betting, Online Casino, And Gaming Operations

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 740 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 740 shops, approximately 250 are owned by the Company’s subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past several years.

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

A significant component of the Company’s revenue is derived from its comprehensive sports betting offerings, which cover over approximately 800 different leagues, providing more than approximately 11 million bets on over approximately 20,000 sporting events each month, inclusive of in-play betting. Notably, the sports betting technology, odds setting, and risk management platforms are proprietary to the Company.

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

The Company offers a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. The Company offers a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. The Company also owns its own casino development studio, which has thus far produced 75 slot games, which are available online, where regulatory approval is granted, catering to customers on its proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

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

Beyond its direct B2C operations, the Company also facilitates an indirect B2B franchise model. Under this model, the Company licenses its proprietary sports betting technology to local partners, who can operate under the Company brand or their own brand. This diversifies the Company’s revenue stream, enabling it to leverage its technology for added income, while expanding its brand presence.

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

A Provider of Enterprise Software-as-a-Service (“SaaS”) Solutions

Following the closing of the MeridianBet Acquisition and effective April 1, 2024, the Company, through Golden Matrix, owns and operates a proprietary online gaming aggregation and enterprise software platform (the “GM-Ag System”) that serves international customers, primarily in the Asia Pacific region.

The GM-Ag System is an integrated iGaming platform that connects licensed gaming content providers with licensed online gaming operators. The system aggregates gaming content from multiple third-party suppliers and makes such content available to customers through a single technical integration.

Under distribution agreements with licensed and accredited gaming content providers, the Company has the right to distribute and resell third-party game content to its customers. The content portfolio includes slot games, table games (such as roulette, blackjack and poker), sportsbook offerings, lottery products and live dealer games.

The GM-Ag System provides two principal advantages to licensed online gaming operators.

•

· First, the platform enables operators to access a broad portfolio of third-party gaming content providers through a single technical integration. This aggregation model significantly reduces the time, cost and operational complexity typically associated with establishing multiple direct integrations with individual content suppliers.

•

· Second, the GM-Ag System offers operators a suite of technology-driven tools designed to support customer acquisition, engagement and retention. These tools include marketing automation capabilities, loyalty program management systems, real-time player analytics and reporting functionalities, which allow operators to manage and optimize player activity across multiple gaming verticals.

A Provider of Pay To Enter Prize Competitions And Online Trade Promotions Platform

The Company engages in competition operations in the United Kingdom via its subsidiary RKingsCompetitions Ltd., (“RKings”). The Company operates competitions to win prizes online such as cars, motorbikes, watches, technology, holidays, luxury gadgets and other items by offering pay to enter prize competitions throughout the UK which are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services. The participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.

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

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd (“Classics Holdings”). Classics, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics For a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics For a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, and exotic motor vehicles. On August 21, 2024, the Company closed the transactions contemplated by the Share Exchange Agreement, which was effective on August 1, 2024.

Subsidiaries

The consolidated financial statements as of December 31, 2025, include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, which include:

•	Global Technology Group Pty Ltd. (“GTG”), a limited proprietary company formed and registered under the laws of Australia.

•	Classics Holdings Co. Pty Ltd, a limited proprietary company formed and registered under the laws of Australia, with direct subsidiary of:
o Classics For A Cause Pty Ltd (Australia).
•	RKingsCompetitions Ltd., (“RKings”), a limited company formed and registered under the laws of Northern Ireland.

•	Golden Matrix MX, S.A. DE C.V., (“GM MX”), a corporation incorporated under the laws of Mexico.

•	GMG Assets Limited, (“GMGA”), a limited company formed and registered under the laws of Northern Ireland.

•	Golden Matrix (IOM) Limited, (“GMIOM”), a limited company formed and registered under the laws of the Isle of Man.

•	Golden Matrix Group Beograd-Novi Beograd (“Golden Matrix Serbia”), a private limited company formed and registered in and under the laws of the Republic of Serbia.

11

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
o Meridian Bet Brcko (Bosnia)
o Meridian Tech (PYT) LTD (South Africa)
o Meridianbet Brasil Ltda (Brazil)
o Meridian Gaming Brasil SPE Ltda (Brazil)
o Meridian Tech LLC, Nevada (USA)

•

Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica (MeridianBet) (“Meridian Montenegro”), a private limited company formed and registered in and under the laws of Montenegro, with direct subsidiaries of:

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

Company	Country	Original Date Acquired	Ownership
Companies under Golden Matrix. (Legal Acquirer / Accounting Acquiree)	United States
Global Technology Group Pty Ltd. (“GTG”)	Australia	January 19, 2021	100%
RKingsCompetitions Ltd.	United Kingdom	November 1, 2021 & November 4, 2022	100%
Golden Matrix MX, S.A. DE C.V.	Mexico	July 11, 2022	99.99%
GMG Assets Limited	United Kingdom	August 1, 2022	100%
Golden Matrix (IOM) Limited	Isle of Man	November 14, 2023	100%
Golden Matrix Group Beograd-Novi Beograd	Serbia	March 27, 2024	100%
Classics Holdings Co. Pty Ltd	Australia	August 1, 2024	80%
Subsidiary: Classics For A Cause Pty Ltd	Australia	August 1, 2024	100% owned by Classics Holdings
Companies under MeridianBet Group (Legal Acquiree / Accounting Acquirer)
Meridian Tech d.o.o. – Accounting Acquirer	Serbia	March 3, 2001*
Subsidiary: Meridian Tech	Bosnia & Herzegovina	July 16, 2003	100%
Subsidiary: Meridian Bet Brcko	Bosnia & Herzegovina	November 11, 2022	100%
Subsidiary: Meridian Tech (PYT) LTD	South Africa	April 26, 2021	100%
Subsidiary: Meridianbet Brasil Ltda	Brazil	September 15, 2023	100%
Subsidiary: Meridian Gaming Brasil SPE Ltda	Brazil	August 1, 2024	70%
Subsidiary: Meridian Tech LLC, Nevada	USA	December 10, 2024	100%
MeridianBet – Accounting Acquirer	Montenegro	August 12, 2022*
Subsidiary: Meridian Worldwide Ltd. **	Cyprus	August 18, 2016 & September 3, 2024**	100%
Subsidiary: Bit Tech Ltd.	Tanzania	June 8, 2017	100%
Meridian Gaming Holdings Ltd. – Accounting Acquirer	Malta	May 16, 2016**
Subsidiary: Meridian Gaming Ltd.	Malta	May 9, 2007	100%
Subsidiary: My Best Odds BVBA	Belgium	August 30, 2011	100%
Subsidiary: Meridian Gaming S.A.C.**	Peru	April 29, 2016 & September 3, 2024**	100%
Subsidiary: Fair Champions Meridian Ltd.	Cyprus	January 26, 2008	51%
Subsidiary: Meridian Global Consulting	Montenegro	March 1, 2022	100%
Subsidiary: Expanse Studios	Serbia	December 31, 2022	100%
Subsidiary: Media Games Malta Ltd.	Malta	August 1, 2024	100%
Meridian Gaming (CY) Ltd. – Accounting Acquirer	Cyprus	November 1, 2012*

* The dates of incorporation for accounting Acquirer.

** Effective on September 3, 2024, the Company acquired the remaining 24.5% of Meridian Gaming S.A.C. Peru and the remaining 15.5% of Meridian Worldwide Ltd. Cyprus.

Intellectual Property

The Company’s intellectual property includes, among other things, extensive software-driven technological platforms, in-house developed games, licensed games, and GM-Ag Systems, the content of its websites, its registered domain names, registered and unregistered trademarks, certain trade secrets, and licenses. The Company believes that its intellectual property is an essential asset of its business and that its registered domain names and technology infrastructure will give it a competitive advantage in the marketplace. The Company relies on a combination of trademark, copyright and trade secret laws in the United States and foreign jurisdictions, as well as contractual provisions, to protect its proprietary technology and brands. The Company also relies on copyright laws to protect the appearance and design of its sites and applications, although to date it has not registered for copyright protection on any particular content. The Company has registered numerous Internet domain names related to its business in order to protect its proprietary interests. The efforts that the Company has taken to protect its intellectual property may not be sufficient or effective, and, despite these precautions, it may be possible for other parties to copy or otherwise obtain and use the content of the Company’s websites or its brand names without authorization.

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

•

Diversified offerings: The Company has a comprehensive portfolio of betting options that include casino games, eSports, and virtual sports, all of which are not dependent on real-world sporting seasons. During quieter periods in the sports calendar, the Company intensifies the promotion of these other gaming products to attempt to maintain customer engagement and revenue.

•

Cross-selling: By developing an in-depth understanding of its customer base, the Company is able to effectively cross-sell its various product offerings. When sports betting activities are low, it focuses on cross-selling efforts to promote other segments, primarily traditional casino games.

•

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

Human Capital Resources

As a multinational technology company with over 1,200 employees located in more than 15 countries, we believe our business success is driven by our highly skilled workforce.

The charts below show our global employee population by region and operational function.

Workforce by Region:
Europe	783
Africa	350
North & South America	45
Australia	24

Workforce by Function:
Cashiers	70%
HQ Office	25%
HQ Management	5%

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

Key elements of our growth strategy include plans to:

•	Continue to invest in our people, technology, products and encouraging innovation.

•	Work to maintain organic revenue growth in all B2C markets.

•	Streamline business operations, improving processes identifying cost synergies and focusing on improving overall margins.

•	Execute on our roadmap and strategic business plans with diversity of gaming products, differentiated product strategy and cross-platform initiatives.

•	Expand our global reach by obtaining gaming licenses in existing and newly regulated markets within the Sportsbook and igaming industries.

•	Scale the distribution of our internally developed games from Expanse Studios.

•	Support our existing customers via artificial intelligence (AI) tools and loyalty programs available via our recently updated technology systems.

•	Complete our 5th generation gaming software with improvements in metrics.

•	Expand our global reach by securing new gaming distributors, casino and sportsbook operator customers in existing and newly regulated markets.

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

Use of Artificial Intelligence

The Company utilizes artificial intelligence (“AI”) as part of its product offering to enhance user experience through personalized recommendations across its sportsbook and online casino platforms.

The Company’s AI systems analyze historical player activity, including betting behavior, gameplay patterns, session frequency, and user interaction data, in order to generate recommendations tailored to individual user preferences. These systems are designed to improve content discovery and user engagement but do not automate or execute transactions on behalf of users.

The Company currently deploys the following AI-based systems:

•	AI Recommender for Sports Events, which provides suggestions for sports events of potential interest to users;

•	AI Recommender for Bets, which suggests betting options based on prior user activity; and

•	AI Recommender for Online Casino, which recommends games based on historical gameplay behavior.

These recommendation features are accessible through a dedicated interface and are activated only upon user interaction.

Technology and Data

The Company’s AI systems are based on a combination of internally developed models and established machine learning techniques implemented using commercially available and open-source frameworks.

The algorithms primarily rely on statistical and machine learning methods such as collaborative filtering, behavioral clustering, and predictive modeling. The Company does not currently utilize generative artificial intelligence models for customer-facing functionalities.

The models are trained on anonymized and aggregated historical data derived from user activity on the Company’s platforms. The Company does not use third-party personal data for training its AI systems.

Where open-source libraries or tools are used, such components are subject to internal review, testing, and approval processes prior to deployment.

Model Validation and Oversight

The Company maintains internal processes designed to monitor and validate the performance of its AI systems. These processes include:

•	periodic evaluation of model performance against predefined relevance and accuracy metrics;

•	monitoring of user engagement and feedback related to recommendations;

•	controlled deployment of model updates, including A/B testing;

•	ongoing review of system outputs by technical personnel.

Because the Company’s AI systems are limited to recommendation use cases and do not generate autonomous content, the risk of algorithmic hallucinations is considered limited. However, the Company continuously monitors system outputs to maintain relevance, consistency, and appropriateness.

Business Impact of AI

The Company considers AI-driven personalization to be an enhancement to its core products. While these systems contribute to user engagement and retention, AI is not currently a standalone product offering and does not represent a material dependency for the Company’s operations.

The Company continues to evaluate potential future applications of AI; however, there can be no assurance that such initiatives will result in material benefits.

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

i. License information – B2C Operations

The Company operates its sports betting and casino products and offering via the MeridianBet desktop, mobile website, and/or mobile apps, as well as retail betting shops, in the following jurisdictions: Serbia, Bosnia – Herzegovina, Montenegro, Cyprus, Malta, Belgium, Tanzania, Peru, Mexico, and Brazil, pursuant to licenses granted by the gaming commissions of these jurisdictions.

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

The Ministry of Finance of Montenegro issues licenses for gambling operations. The Company holds licenses for land-based sports betting and slot machines, as well as a license for online gaming, all of which are subject to renewal every eight years.

The Belgian Gaming Commission grants licenses for online sports betting and online slot machine arcades, each with a nine-year renewal period.

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

Gambling activities in Mexico are regulated by the Ley Federal de Juegos y Sorteos (the “Gaming Law”), and the Reglamento de la Ley Federal de Juegos y Sorteos (the “Gaming Regulations”). The competent authority in charge of enforcing said framework is the Dirección General de Juegos y Sorteos of the Mexican Ministry of Interior (“SEGOB”). Under the applicable legal regime, gambling activities may only be conducted by entities holding a valid permit granted by SEGOB (a “Permit Holder”).

Although Mexican legislation does not provide for a standalone online gaming license, Article 85 of the Gaming Regulations expressly allows Permit Holders to conduct betting activities through electronic means, including via internet domains, provided that the corresponding domain authorization is obtained.

Producciones Moviles, S.A. de C.V. is the holder of the Federal Gaming Permit No. DGAJS/SCEVF/P-06/2005 (the “Permit”), duly issued by SEGOB. As Permit Holder, Producciones Moviles is legally authorized to operate land-based gaming establishments and to conduct online betting activities within the scope of its Permit. The Permit is valid until May 24, 2030. Furthermore, SEGOB authorized Unocapali La Paz Operadora, S.A. de C.V. to act as gaming operator under the Permit, pursuant to the official resolution No. DGJS/1580/2021 (the “Operator Authorization”).

Under Mexican gaming practice, the relationship between a Permit Holder and its authorized operator functions similarly to a master license holder and a sub-licensee.

Golden Matrix MX S.A. de C.V. (the “Mexplay”) maintains a contractual relationship with Unocapali under a Treasury Agreement through which Unocapali delegates to the Company certain operational, technical, treasury, and administrative functions, including the management of player funds (deposits and withdrawals), the provision of platform maintenance, software updates, and customer support, as well as the authority to enter into agreements with service providers on Unocapali’s behalf.

Mexplay operates on behalf of and under the authorization of Unocapali, and all activities performed by the Company are contractually required to comply with the Gaming Law, the Gaming Regulations and all applicable Mexican legislation. Mexican law allows authorized operators to engage third parties for operational, technological, treasury and administrative services provided that regulatory responsibility remains with the Permit Holder and its Authorized Operator which is the case in this structure.

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

iii. License information – B2B Operations

Regulatory requirements applicable to online gaming and related software services vary by jurisdiction. Based on the Company’s current operations and the jurisdictions in which it conducts business, the Company is not presently required to hold a gambling license to provide the GM-Ag System or distribute third-party gaming software. However, changes in applicable laws, regulations or interpretations thereof could result in additional licensing requirements in the future.

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

Item 1A. Risk Factors.

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

Risks Related to the Company’s Need for Additional Funding and Financial Agreements

•

The Company will likely need to raise funding to pay the post-closing obligations associated with the MeridianBet Purchase Agreement, to repay certain of our outstanding obligations, and for acquisitions, and we may not be able to raise funds on favorable terms, or at all. We may choose not to sell any shares of common stock under an Equity Distribution Agreement entered into in November 2024 with Craig-Hallum Capital Group LLC.

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

Risks Related to Intellectual Property and Technology

•

If we are unable to protect our proprietary information or other intellectual property, our business could be adversely affected. Our intellectual property may be insufficient to properly safeguard our technology and brands. We may be subject to claims of intellectual property infringement or invalidity, and adverse outcomes of litigation could unfavorably affect our operating results.

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

•

The issuance of common stock upon conversion of our outstanding Series C Preferred Stock and exercise of warrants may cause immediate and substantial dilution to existing shareholders and the sale of such common stock may depress the market price of our common stock.

Risk Related to Investments in Government Bonds

The Company invests in government bonds issued by Serbia, Romania and Montenegro, which exposes it to the following risks:

•	Credit risk – the risk that issuers may not meet their obligations in full or on time.

•	Market risk – the risk of adverse changes in the value and liquidity of the investments due to economic or political developments.

•	Interest rate risk – the risk that fluctuations in interest rates may negatively impact the fair value of the bonds.

•	Foreign exchange risk – the risk arising from exposure to currencies other than the Company’s reporting currency.

These factors may result in volatility in the Company’s financial results.

Risks Related to the Use of Artificial Intelligence

•	AI outputs depend on the quality and representativeness of underlying data; inaccurate or biased data may lead to unreliable recommendations.

•	AI models may fail to perform as intended due to design limitations or evolving user behavior and data patterns.

•	AI outputs may be irrelevant or inappropriate, and such issues may not be identified or corrected in a timely manner.

•	AI systems processing large volumes of data are exposed to cybersecurity threats, including unauthorized access and data breaches.

•	Changing regulatory requirements may require limitations on AI use or costly adjustments to systems.

•	Competitors may develop more effective AI capabilities, reducing the Company’s competitiveness.

•	Reliance on third-party and open-source components may introduce vulnerabilities, defects, or licensing risks.

Compliance, Reporting and Listing Risks

•	We need to meet certain continued listing requirements of The Nasdaq Capital Market in order to not have our common stock delisted from such markets.

General Risk Factors

•	If we make any future acquisitions, they may disrupt or have a negative impact on our business.

•	Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

•	Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Risks Related to the Company’s Need for Additional Funding and Financial Agreements

We may require additional financing, and we may not be able to raise funds on favorable terms, or at all.

We had $18,078,300 cash on hand and a working capital deficit of $24,128,745 as of December 31, 2025. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months, but may require additional funding in the future to support our operations and/or may seek to raise additional funding in the future to expand or complete acquisitions. We also anticipate needing to raise funding to repay the $13 million owed under the Facility Agreement as of December 31, 2025, and to pay certain post-closing amounts due in connection with the acquisition of the MeridianBet Group, as discussed in greater detail below under “The Company will likely need to raise funding to pay the post-closing obligations associated with the MeridianBet Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution”.

The most likely source of future funds presently available to us will be through the sale of equity capital, including, potentially through sales under the Distribution Agreement (discussed below). Any sale of share capital will result in dilution to existing shareholders. Furthermore, we may incur debt in the future, and may not have sufficient funds to repay our future indebtedness or may default on our future debts, jeopardizing our business viability.

We may not be able to borrow or raise additional capital in the future to meet our needs or to provide the capital necessary to expand our operations and business, which might result in the value of our common stock decreasing in value or becoming worthless. Additional financing may not be available to us on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plans. Obtaining additional financing contains risks, including:

●	additional equity financing may not be available to us on satisfactory terms and any equity we are able to issue could lead to dilution for current shareholders;

●

loans or other debt instruments may have terms and/or conditions, such as interest rates, restrictive covenants and control or revocation provisions, which are not acceptable to management or our directors;

●	the current environment in capital markets combined with our capital constraints may prevent us from being able to obtain debt financing on favorable terms, if at all; and

●

if we fail to obtain required additional financing to grow our business, we will need to delay or scale back our business plan, reduce our operating costs, or reduce our headcount, each of which would have a material adverse effect on our business, future prospects, and financial condition.

The Company will likely need to raise funding to pay the post-closing obligations associated with the MeridianBet Purchase Agreement, the terms of which may not be favorable, may necessitate the payment of interest which otherwise would not need to be paid, and may cause dilution.

As of December 31, 2025, the outstanding consideration payable to the Meridian Sellers was $16,199,672.

The Company will likely need to raise funds in the future to pay such amounts (or certain portions thereof) to the Meridian Sellers. Debt funding may not be available on favorable terms, if at all. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our then issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, we may be in breach of the MeridianBet Purchase Agreement, and the Meridian Sellers may seek damages from us as a result of such breach.

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

During the twelve months ended December 31, 2025, we sold an aggregate of  204,285 shares of our common stock under the ATM Program for net proceeds of approximately $2,960,897, after deducting commissions.

As of the date of this Report, we are eligible to sell up to an additional $16.9 million under the Distribution Agreement, subject to the terms thereof and subject to the limitations of Form S-3, which prohibit us, for so long as our non-affiliate market capitalization remains below $75 million, from selling securities valued at more than one-third of our non-affiliate float every 12 months.

Our Facility Agreement requires that we meet certain ratios and comply with certain positive and negative covenants. Our failure to comply with those requirements may result in an event of default occurring under our Facility Agreement, and the lender thereunder requiring us to pay amounts due or foreclosing on our assets.

The Facility Agreement includes certain customary representations, warranties and covenants of Meridian Serbia, and requires Meridian Serbia to meet certain annual financial ratios, including maintaining a ratio of net debt/EBITDA of less than or equal to 3.0x, determined on an annual basis, beginning on December 31, 2024, which requirements were met as of December 31, 2025. Pursuant to the terms of the Facility Agreement, Meridian Serbia is prohibited from declaring a dividend or making any payment on Meridian Serbia’s share capital, repaying any debt to any of its shareholders, granting loans to any party, or making any payment to any affiliates, without the prior written consent of Unicredit Bank, to the extent any of the forgoing would exceed 20,000,000 Euros (approximately $21,850,000 as of the agreement signing date).

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

Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which has since expanded into broader regional hostilities involving Iran and other actors. Tensions between the United States and Iran have also escalated significantly since 2025, including military strikes by the United States and its allies against Iranian targets, retaliatory actions by Iranian-aligned forces, disruptions to regional security, and additional economic sanctions and trade restrictions targeting Iran and entities involved in Iran’s energy, military, and financial networks. These developments have increased geopolitical instability in the Middle East and have contributed to volatility in global energy markets and international shipping routes.

Although the Company does not currently, and does not plan to, do business in Russia, Belarus, Ukraine, Israel, or Iran, it is not possible to predict the broader consequences of these ongoing conflicts and geopolitical tensions, which could include further sanctions, embargoes, regional instability, disruptions to global trade and energy markets, and broader geopolitical shifts. It is also not possible to predict with certainty the duration or ultimate outcome of these conflicts or their potential effects on global economic conditions, consumer spending habits, currency exchange rates, supply chains, financial markets, or regulatory environments, any of which could adversely impact the business, financial condition, and results of operations of the Company.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, rates of inflation, tax rates, the ongoing conflicts between the Ukraine and Russia, Israel and Hamas, and the U.S. and Iran. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

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

We are subject to competitive pressures arising from competition in online betting and iGaming, as well as from prediction markets, illegal operators and new entrants into the markets in which we operate.

We operate in a highly competitive and rapidly evolving global online betting and iGaming industry, and we expect competitive pressures to intensify in the future. Our competitors include large international operators, well-established local providers and new entrants offering adjacent or alternative wagering products. Many of these competitors operate at greater scale, benefit from stronger brand recognition and may devote more resources to product development, marketing, pricing strategies and promotional activity, which may enable them to develop more commercially successful offerings. In addition, barriers to customers switching between operators are relatively low, increasing the likelihood that customers may choose competing platforms.

We also compete with companies utilizing emerging business models, including prediction markets and other derivatives-based products. As a result, such providers may compete with us more effectively due to differences in regulatory requirements, cost structures or operating models. Additionally, in certain jurisdictions, we also compete with illegal operators that do not comply with licensing, regulatory, tax or consumer protection requirements, enabling them to avoid associated costs and restrictions. In addition, consolidation within the betting and gaming industry could create larger competitors with greater financial, technical and operational resources, potentially resulting in a loss of market share that could materially adversely affect our business, financial condition and results of operations.

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

Additionally, during September 2024, the Company, through RKings, experienced unauthorized charges on its Facebook account totaling $382,368. The full amount has since been refunded.

While these unauthorized transfers and charges were for the most part remedied quickly, future unauthorized transfers, withdrawals, wires, checks and payments, from our bank accounts could have a material adverse effect on our cash flows and results of operations and result in material losses. The risk of such losses and unauthorized transactions may also be exacerbated by potential ineffective controls and procedures relating to the safeguarding of our account information.

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

We are subject to various laws relating to trade, export controls, anti-corruption, sanctions, and anti-money laundering, the violation of which could adversely affect our operations, reputation, business, prospects, operating results and financial condition.

The Company is subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), notwithstanding any current or future changes in enforcement priorities, as well as anti-corruption, anti-bribery, sanctions, export control, financial crime, and related laws and regulations of the jurisdictions in which we operate or conduct business. These jurisdictions may include, among others, Serbia, Bosnia and Herzegovina, Montenegro, Cyprus, Malta, Belgium, Tanzania, Peru, Mexico, Brazil, South Africa, Great Britain, Northern Ireland, the Republic of Ireland and the United Kingdom. These laws generally prohibit companies and their intermediaries from making improper payments or providing other things of value to government officials or private parties for the purpose of obtaining or retaining business or securing an improper advantage, and may also impose restrictions on trade with certain countries, entities or individuals, as well as requirements relating to export licensing, economic sanctions, financial transparency and anti-money laundering.

Violations of the FCPA and other applicable anti-corruption, sanctions, export control, financial crime, and similar laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing the Company to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing their international operations, the Company may face legal proceedings and actions which could result in civil penalties, administrative actions and criminal sanctions. Any determination that the Company has violated any anti-corruption or similar laws could have a material adverse impact on our business. Changes in trade sanctions, export control, or other regulatory regimes in the United States or in foreign jurisdictions may restrict our business practices, including requiring the cessation of business activities in certain countries or with certain counterparties.

Violations of these laws and regulations could result in significant fines, criminal sanctions against the Company, its officers or employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in certain jurisdictions, prohibitions on the conduct of our businesses and our inability to market, sell or offer the Company’s products or services in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

The Company also handles significant amounts of cash in certain aspects of its operations and is, and will continue to be, subject to various reporting, financial transparency and anti-money laundering regulations in the United States and in the foreign jurisdictions in which it operates. Any violation of applicable anti-money laundering, counter-terrorist financing, or financial crime laws or regulations could have a material adverse impact on the Company’s business.

The Company’s ability to operate in the U.S. is currently, and may continue to be, limited.

According to actionnetwork.com, as of March 11, 2026, online sports betting is legal in 32 states (including the District of Columbia). As a result, we believe that the current U.S. market for the Company’s products and services is robust and the Company hopes that more U.S. states will pass laws in the upcoming years to legalize more forms of online gambling. While the Company has engaged specialist legal counsel to assist with understanding the compliance requirements of U.S. gaming legislation and potentially submitting an application for a U.S. gaming license, the Company anticipates the majority of its revenues coming from the UK, Asia, South America, Europe, Africa, and Latin America.

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

Further, our competitors have been granted patents protecting various gaming products and solutions features, including systems, methods, and designs. If our products and solutions employ these processes, or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. The question of whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which might later result in issued patents that our products and solutions may infringe. There can be no assurance that our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third-party patent. If any of our products and solutions infringe upon a valid patent, we may be required to discontinue offering certain products or systems, pay damages, purchase a license to use the intellectual property in question from its owner, or redesign the product in question to avoid infringement. A license may not be available or may require us to pay substantial royalties, which could in turn force us to attempt to redesign the infringing product or to develop alternative technologies at a considerable expense. Additionally, we may not be successful in any attempt to redesign the infringing product or to develop alternative technologies, which could force us to withdraw our product or services from the market.

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

The Company is largely dependent upon the personal efforts and abilities of its existing management, including the MeridianBet Group’s Chief Executive Officer, Zoran Milošević, who plays an active role in the operations of the MeridianBet Group, the Company’s Interim Chief Executive Officer and President, William Scott, and the Company’s Chief Financial Officer, Richard Christensen, each of whom plays an active role in our operations. Moving forward, should the services of Mr. Milošević, Mr. Scott, or Mr. Christensen be lost for any reason, the Company will incur costs associated with recruiting replacements and any potential delays in operations which this may cause. If we are unable to replace such individuals with suitably trained alternative individual(s), we may be forced to scale back or curtail our operations.

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

Aleksandar Milovanović, one of the Meridian Sellers, currently controls approximately 65.7% of the voting power of our capital stock, including as a result of his ownership of 850 shares of Series C Preferred Stock which vote 531,250 shares on all shareholder matters. As a result, Mr. Milovanović can influence our management and affairs and control the outcome of matters submitted to our shareholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

Aleksandar Milovanović, currently controls approximately 70.3% of the voting power of our capital stock. As a result, we are a “controlled company” under the rules of Nasdaq. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and can elect to be exempt from certain corporate governance requirements, including requirements that:

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

Additionally, a required term and condition of the closing of the MeridianBet Group acquisition (the “Closing”) was that the Company and each of the Meridian Sellers enter into a Nominating and Voting Agreement, which provides among other things, that each Seller will vote their voting shares “For” appointment of those director nominees, nominated to the Board by the independent Nominating and Corporate Governance Committee which is composed of two members and not vote their shares to remove any directors nominated by the committee, subject to certain exceptions. The Voting Agreement expires pursuant to its terms on April 9, 2026.

Another required term and condition of the Closing was that the Company and Mr. Milošević enter into a Day-to-Day Management Agreement, which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer), while the Voting Agreement is in place. The Day-to-Day Management Agreement expires pursuant to its terms on April 9, 2026.

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

The employment agreements of Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, Ms. Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet, and Zoran Milošević, the Chief Executive Officer of Meridian Serbia, provide for the payment of certain severance payments upon termination.

The employment agreements of Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, Ms. Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet, and Zoran Milošević, the Chief Executive Officer of Meridian Serbia, provide that if they are terminated during the term of such agreements by the Company without cause (as defined in the agreements) or by the executives for good reason (as defined in the agreements), such executives are due a severance payment. That severance payment is equal to (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Milošević’s then current annual basic salary (six months of Ms. Feng’s and six months of Ms. Božović’s) plus (ii) an amount equal to his/her targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”). Additionally, if an executive is terminated (a) by the Company for any reason other than cause or due to illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined in the agreements) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments). Additionally, if either executive is involuntarily terminated, any unvested options vest immediately and are exercisable until the later of the original termination date thereof and one year after such termination date.

Potential competition from existing executive officers, after they leave our employment, and the Meridian Sellers, subject to the non-compete terms of the MeridianBet Purchase Agreement, could negatively impact the profitability of the Company.

Each of the Meridian Sellers agreed to a three year non-compete, agreeing to not compete against the Company following the Closing in Serbia, Bosnia and Herzegovina, Montenegro, and Malta, in connection with the manufacturing, selling, creating, renting, marketing, producing, undertaking, developing, supplying, or otherwise dealing with or in any product or service, that the MeridianBet Group or the Company or any of their respective subsidiaries and/or any of their respective affiliates or subsidiaries is researching, developing, manufacturing, distributing, selling and/or providing at any time during the two years prior to any competitive action by any Seller, in the betting and gambling industry (subject to the terms of, and exceptions set forth in, the MeridianBet Purchase Agreement). However, none of the Meridian Sellers will be prohibited from competing with us after such three year period; none of the executive officers or employees of MeridianBet Group or its subsidiaries will be restricted from competing against us at any time; and none of the Meridian Sellers will be restricted from competing against us in any jurisdictions other than Serbia, Bosnia and Herzegovina, Montenegro, and Malta, including, but not limited to in other jurisdictions where the Company operates.

Additionally, each of the employment agreements of Ms. Weiting ‘Cathy’ Feng, our Chief Operating Officer, Mr. Rich Christensen, our Chief Financial Officer, Ms. Snežana Božović, the Chief Operating Officer of Meridian Serbia and Secretary of MeridianBet, and Zoran Milošević, the Chief Executive Officer of Meridian Serbia, include a one year non-competition requirement, prohibiting such executives from competing against the Company in certain areas, following their termination.

Accordingly, any of these individuals could be in a position to use industry experience gained while working with us (or prior to the Meridan Purchase Agreement) to compete with us. Such competition could distract or confuse customers, reduce the value of our intellectual property and trade secrets, or have a material adverse effect on our revenues, results of operations and cash flows. Any of the foregoing could reduce our future revenues, earnings or growth prospects. Additionally, the ability of the Company to enforce the non-compete provisions set forth in the MeridianBet Purchase Agreement and/or employment agreements in foreign jurisdictions may be limited by the laws of such jurisdictions, which may prohibit or ban non-competes, or result in the terms thereof being limited, reduced, modified or void.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States, could negatively affect the Company’s results including foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

The Company derives more than 93% of its revenue from transactions denominated in currencies other than the United States dollar and currently 100% of the Company’s operations take place in jurisdictions other than the United States. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability, and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, our businesses may be harmed.

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

We have authorized capital stock consisting of 25,000,000 shares of common stock, $0.00001 par value per share and 20,000,000 shares of preferred stock, $0.00001 par value per share. As of the date of this Report, we have 12,641,023 shares of common stock issued and outstanding (which is expected to increase after the filing of this Report upon the vesting of certain restricted Stock Units), and 1,000 shares of Series C Preferred Stock issued and outstanding.

As a result of the number of authorized but unissued shares of our common stock and preferred stock, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of preferred stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock may be issued by our Board of Directors which cause the holders to have super-majority voting power over our shares (similar to our outstanding Series C Preferred Stock, which each provide the holders thereof the right to vote 625 voting shares on all shareholder matters, for each share of preferred stock held), provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock, which we may issue may be exacerbated given the fact that such preferred stock may have super-majority voting rights (similar to our outstanding Series C Preferred Stock, discussed below) and/or other rights or preferences which could provide the preferred shareholders with voting control over us subsequent to such offering and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease and/or become worthless.

Certain warrants we have granted include anti-dilutive rights

On July 2, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000 (the “Secured Convertible Note”), which has since been repaid in full and a common stock purchase warrant (the “Lind Warrant”) to acquire 62,500 shares of common stock of the Company, at an exercise price of $48.00 per share, subject to customary adjustments. The Lind Warrant expires on July 2, 2029. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than certain excepted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $27. The Lind Warrant also provides for cashless exercise to the extent that the Warrant Shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the volume weighted average price (VWAP) of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the shares issuable upon exercise thereof are not then covered by an effective registration statement. The Lind Warrant is also subject to a similar Maximum Percentage limitation as set forth in the Secured Convertible Note.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock has been, and may continue to be, volatile.

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

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future. During 2025, our common stock traded as high as $31.20 per share and as low as $8.44 per share. The market price of our common stock may continue to be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our common stock.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “MRDN.” Our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Additionally, general economic, political and market conditions, such as recessions, inflation, war, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to our actual value, and not reflect the actual value of our common stock. You should exercise caution before making an investment in us.

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

On July 15, 2024, the Board of Directors approved the purchase of up to $5 million in shares of the Company’s common stock  and the repurchase program expired on July 15, 2025. On December 16, 2025, the Board of Directors of the Company approved another share repurchase program for the purchase of up to $3.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program is scheduled to expire on December 15, 2026, when a maximum of $3.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance.

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

The issuance of common stock upon exercise of warrants will cause immediate and substantial dilution to existing shareholders.

The Lind Warrant entitles the holder to purchase up to 62,500 shares of common stock of the Company, at an exercise price of $48.00 per share, subject to customary adjustments, and a 4.99% beneficial ownership limitation. In addition, the exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, which results in the exercise price being reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to a minimum exercise price of $27. The Lind Warrant also provides for cashless exercise to the extent that the warrant shares issuable upon exercise thereof are not covered by an effective registration statement or upon the occurrence of a Fundamental Transaction (as defined in the Lind Warrant) and automatic exercise rights upon expiration of the Lind Warrant, to the extent that the VWAP of the Company’s common stock on the day immediately preceding the expiration date is more than the exercise price, and the shares of common stock issuable upon exercise thereof are not then covered by an effective registration statement (provided that such underlying shares are currently covered by a registration statement).

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

We were required to file a registration statement to permit the public resale of the shares of common stock that may be issued upon the exercise of the Lind Warrants, which was declared effective on September 20, 2024. The influx of those shares into the public market could potentially have a negative effect on the trading price of our common stock.

Risks Related to the Use of Artificial Intelligence

The Company’s use of artificial intelligence technologies exposes it to a variety of risks that could adversely affect its business, financial condition, and results of operations.

The Company relies on AI systems to provide personalized recommendations to users based on historical activity and behavioral data. These systems depend on the quality, completeness, and representativeness of underlying data. If such data is inaccurate, incomplete, or biased, the resulting outputs may be unreliable or ineffective, which could negatively impact user experience and engagement.

AI models may fail to perform as intended due to design limitations, changes in user behavior, or evolving data patterns. Any such underperformance or failure could reduce the effectiveness of the Company’s recommendation systems and adversely affect customer retention and revenue.

Although the Company’s current AI systems are limited to recommendation functionality and do not utilize generative AI, there remains a risk that outputs may be irrelevant, inappropriate, or inconsistent with user expectations. The Company may not be able to detect or remediate such issues in a timely manner.

The Company’s use of AI technologies also introduces cybersecurity and data protection risks. AI systems process large volumes of data and may be targeted by malicious actors seeking to exploit vulnerabilities, access sensitive data, or disrupt operations. A failure to adequately secure these systems could result in data breaches, regulatory penalties, and reputational harm.

Regulatory frameworks governing artificial intelligence, automated decision-making, and data usage are rapidly evolving. The Company may be required to modify its AI systems, limit their use, or incur additional compliance costs in response to new or changing laws and regulations. Failure to comply with such requirements could result in legal or financial penalties.

In addition, the Company faces competitive risks related to AI. Competitors may develop more advanced or effective AI capabilities, which could reduce the relative attractiveness of the Company’s products and services.

The Company’s AI systems are built in part using third-party and open-source technologies. Any defects, vulnerabilities, or licensing issues associated with such components could adversely impact the Company’s operations.

Any of the foregoing risks, individually or in the aggregate, could materially and adversely affect the Company’s business, financial condition, and results of operations.

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

We need to continue to meet the continued listing standards of The Nasdaq Capital Market. Among the conditions required for continued listing on the Nasdaq Capital Market, Nasdaq generally requires listed companies to maintain at least $2.5 million in shareholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, have an audit committee of at least three members, and to maintain a stock price over $1.00 per share, among other requirements. Provided that, if our common stock price closes at less than $0.10 per share for ten consecutive trading days, Nasdaq will issue an immediate delisting determination. Additionally, Nasdaq has proposed to amend its continued listing rules to require listed companies to maintain a minimum market value of listed securities of $5 million.

On December 31, 2025, we received written notice (the “Notification Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty-four (34) consecutive business days from November 11, 2025 to December 30, 2025, the Company no longer met the minimum bid price requirement. The Notification Letter stated that the Company had 180 calendar days or until June 30, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock had to have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On March 17, 2026, following the Reverse Split, our common stock regained compliance with Nasdaq Listing Rule 5550, and we are no longer out of compliance with Nasdaq’s continued listing rules.

Companies that have enacted a reverse stock split to meet Nasdaq’s continued listing rules are not eligible to conduct another reverse stock split to comply with Nasdaq’s continued listing rules for a period of one year (as such, we cannot affect another reverse stock split to comply with Nasdaq’s continued listing rules until after March 3, 2027), and pursuant to Nasdaq’s listing rules, the cumulative ratio of any future reverse stock split we affect in the two years following our prior reverse split, in order to regain compliance with Nasdaq’s continued listing requirements cannot exceed 1:250, and as a result, we will be prohibited from affecting a reverse stock split of greater than 1:20.83 between March 4, 2027 and March 3, 2028, in order to regain compliance with any Nasdaq continued listing requirement.

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

Risks Related To our Governing Documents and Nevada Law

Our Bylaws, as amended, provide for indemnification of officers and directors at our expense, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers or directors.

Our Bylaws, as amended, provide that we shall indemnify our directors and officers to the fullest extent not prohibited by the Nevada Revised Statutes; and, provided, further, that we are not required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors, (iii) such indemnification is provided by the Company, in its sole discretion, pursuant to the powers vested in the Company under the Nevada Revised Statutes, or (iv) such indemnification is required to be made pursuant to the terms of the Bylaws, as amended. We also have power to indemnify our employees and other agents as set forth in the Nevada Revised Statutes. Our Bylaws, as amended, also provide that we are required to advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer, of the corporation, or is or was serving at the request of the Company as a director or executive officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefor, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the Bylaws, as amended, or otherwise.

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

Anti-takeover provisions in our Articles of Incorporation, as amended and our Bylaws, as amended, as well as provisions of Nevada law, might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our Articles of Incorporation, as amended and Bylaws, as amended, and Nevada law contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or delay attempts by our shareholders to replace or remove our management. Our corporate governance documents include the following provisions:

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

Any provision of our Articles of Incorporation, as amended, or Bylaws, as amended, or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

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

Our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future (including, but not limited to the Series B Voting Preferred Stock (of which none are outstanding) and Series C Preferred Stock which has already been authorized by the Board of Directors). The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

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

As of the date of this Report, we had  23,333 shares of common stock issuable upon the exercise of outstanding options to purchase shares of common stock at a weighted-average exercise price of $24.84 per share; 62,500 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock at a weighted-average exercise price of $48 per share; 107,366 shares of common stock issuable upon the vesting of Restricted Stock Unit equity awards that were granted under our equity incentive plans, and 83 shares of common stock issuable upon conversion of our outstanding Series C Preferred Stock.

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

As of and for the year ended December 31, 2025, there have been no cybersecurity incidents that have materially affected the Company’s business strategy, results of operations, or financial condition.

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

The Company (through Classics For a Cause) maintains office and warehousing which are month-to-month rental arrangements that can be terminated by either the landlord or tenant with 30 days’ notice.

The Company maintains a Virtual Managed Office at 3651 Lindell Road, Ste D555 Las Vegas NV, 89103, which serves as its principal business location. The office is managed by BSSI, a business solutions provider.

As of December 31, 2025, we also leased property in the following countries around the world that serve as our 237 retail locations, as set forth below.

Country	# of Leased Stores
Europe	220
Africa	17
Total leased retail stores	237

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

The Company is in a dispute with Mr. Paul Hardman, one of the sellers of the 80% interest in RKings, regarding a holdback amount of GBP 500,000 (approximately $672,550) that Mr. Hardman has alleged remains payable. The Company’s position is that Mr. Hardman breached certain terms of the RKings acquisition agreement, which gave rise to the dispute. As of the date hereof, no formal legal proceedings have been initiated by either party. Based on a settlement proposal received from legal counsel, the Company expects to resolve the dispute for at most GBP 170,000 (approximately $230,000 as of December 31, 2025) and accordingly recorded a reduction to the contingent liability of GBP 330,000 (approximately $440,000 as of December 31, 2025).

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in two related court actions. They were also engaged in another two court actions (one from each side) in which they were seeking the liquidation of Fair Champions. These liquidations applications were closed without damages. The former proceedings are pending in the District Court of Limassol, Cyprus, being 1) Case No. 1080/2017, filed on 08/05/2017; and 2) Case No. 418/2017, filed on 17/02/2017. In the first action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the second action, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company’s acquisition of its majority interest in Fair Champions. MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, and as such, a reserve has not been accrued.

Meridian Malta is carrying out a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises), before the competent Greek Courts. The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities issued initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece unlawfully assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, but out of prudence, the Company has accrued a tax expense of $1,468,472 for the said dispute.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently traded on The Nasdaq Capital Market under the symbol “MRDN”, and prior to March 3, 2026, was traded under the symbol “GMGI”.

Holders

According to the records of our transfer agent, as of March 30, 2026, there were approximately 136 record holders of our common stock and three holders of our Series C Voting Preferred Stock (for which there is no public market). The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees, or other fiduciaries.

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

Recent sales of unregistered securities

There have been no sales of unregistered securities during the year ended December 31, 2025, and from the period from January 1, 2026 to the filing date of this Report, which have not previously been disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during our fiscal year ended December 31, 2025

On February 17, 2025, the True-Up Amount was determined to be $518,651 and on April 28, 2025, the Company issued 17,219 shares of common stock to the Classics Sellers to satisfy this obligation.

On October 31, 2025, 2,500 shares of restricted common stock were issued to a consultant in consideration for business advisory and consulting services rendered to the Company in October 2025.

On November 10, 2025, the Company entered into Debt Conversion Agreements dated and effective August 28, 2025, with the minority interest holders of Meridian Gaming Ltd., a company formed and registered in the Republic of Malta, a wholly-owned subsidiary of the Company, pursuant to which a total of $24,000 owed to such minority interest holders was converted into 1,550 shares of common stock of the Company, based on a conversion price of $15.48 per share.

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

On December 12, 2025, the Company’s former Chief Executive Officer, Anthony Brian Goodman, converted 1,000 shares of the Company’s Series B Voting Preferred Stock into 83,333 shares of the Company’s common stock, pursuant to the Amended and Restated Certificate of Designation of Golden Matrix, establishing the designations, preferences, limitations, and relative rights of the Series B Voting Preferred Stock. The issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act as the securities were exchanged by the Company with an existing security holder in a transaction where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Recent issuances of unregistered securities subsequent to our fiscal year ended December 31, 2025

The Company did not issue any unregistered securities subsequent to December 31, 2025..

Issuer Repurchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
October 1 – October 31, 2025
November 1 - November 30, 2025
December 1 – December 31, 2025	12,079	$10.1640	12,079	$2,877,222
Total	12,079	$10.1640	12,079	$2,877,222

(1) On December 16, 2025, the Board of Directors of the Company approved a share repurchase program for the purchase of up to $3.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program is scheduled to expire on December 15, 2026, when a maximum of $3.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases are expected to be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable laws and regulations. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

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

Summary of Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying audited financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•	Results of Operations. An analysis of our financial results comparing the twelve-month periods ended December 31, 2025 and 2024.

•	Cash Requirements, Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•

Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Results of Operations

Twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024.

The following table summarizes the consolidated results of operations for the changes between the periods. Effective on April 1, 2024, the Golden Matrix acquired 100% of the MeridianBet Group, which was accounted for as a reverse merger. As a result, the historical financial information below represents the accounts of MeridianBet Group. Golden Matrix’s operations before the MeridianBet Acquisition were excluded prior to April 1, 2024, the effective closing date of the MeridianBet Acquisition.

	Twelve Months Ended December 31,
	2025	2024	$Change	%Change
Revenue	$182,863,373	$151,115,532	$31,747,841	21%
Cost of goods sold (COGS)	79,406,653	62,543,407	16,863,246	27%
Gross profit	103,456,720	88,572,125	14,884,595	17%
General and administrative expenses	199,625,728	85,828,421	113,797,307	133%
(Loss) income from operations	(96,169,008)	2,743,704	(98,912,712)	-3,605%
Interest expense	(4,578,844)	(3,521,288)	(1,057,556)	30%
Interest earned	240,723	218,145	22,578	10%
Foreign exchange gain (loss)	760,220	(494,825)	1,255,045	-254%
Other income	2,558,579	2,262,782	295,797	13%
Provision for income taxes	(5,206,194)	2,618,367	(7,824,561)	-299%
Net loss	(91,982,136)	(1,409,849)	(90,572,287)	6,424%
Net income (loss) attributable to noncontrolling interest	(2,084,286)	70,400	(2,154,686)	-3,061%
Net loss attributable to MRDN	$(89,897,850)	$(1,480,249)	$(88,417,601)	5,973%

Revenue. Revenue increased by $31,747,841, or 21%, to $182,863,373 for the twelve months ended December 31, 2025, from $151,115,532 for the twelve months ended December 31, 2024.

Revenues from MeridianBet Group increased by $18,330,167, or 17%, to $124,560,589, for the twelve months ended December 31, 2025, from $106,230,422 for the twelve months ended December 31, 2024.

Revenues from online casinos increased by $11,318,728, or 27%, to $53,848,192, for the twelve months ended December 31, 2025, from $42,529,464 for the twelve months ended December 31, 2024, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of 10+ new providers (some of which are AIR Dice, Push Gaming, and EGT Digital), launching of the new game "Gates of Olympia" from the Company’s studio Expanse, which became a top 3 most popular game in the fourth quarter of 2025; revenues from online sports betting which increased by $4,619,540, or 12%, to $42,224,494, for the twelve months ended December 31, 2025, from $37,604,954 for the twelve months ended December 31, 2024, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout – settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, and an increase in live streams, especially for tennis.

Revenues from retail sports betting and retail casino increased by $1,885,894, or 8%, to $25,068,948 for the twelve months ended December 31, 2025, compared to $23,183,054 for the twelve months ended December 31, 2024. The increase was primarily driven by the deployment of an additional 100 new, latest-generation IMPERA slot machines, as well as the impact of betting shop promotions such as “happy hour” and slot promotions, the renovation of 50 premises, and the opening of 10 new locations.

Revenues from the GMAG segment, RKings and Classics For a Cause increased by $13,417,674, or 30%, to $58,302,784, for the twelve months ended December 31, 2025, from $44,885,110 for the twelve months ended December 31, 2024. The increase was primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and because, as a result, revenues generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures. In addition, the Classics Holdings acquisition became effective on August 1, 2024, and accordingly revenues generated by Classics For a Cause from January 1, 2024 through July 31, 2024 were not included in the prior-year comparative period.

COGS. Costs of goods sold increased by $16,863,246, or 27%, to $79,406,653 for the twelve months ended December 31, 2025, from $62,543,407 for the twelve months ended December 31, 2024. COGS from online casino, online sports betting, retail casino and retail sports betting increased by $7,828,887 in total, or 27%, to $36,970,553 for the twelve months ended December 31, 2025, from $29,141,666 for the twelve months ended December 31, 2024, mainly due to the increase in the variable amounts of gaming tax and software fee costs in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting. COGS from the GMAG segment, RKings, and Classics For a Cause increased by $9,034,359, or 27%, compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and as a result, COGS generated by these segments for the period from January to March 2024, were not included in the prior-year comparative figures. In addition, the Classics Holdings acquisition became effective on August 1, 2024, and accordingly revenues generated by Classics For a Cause from January 1, 2024 through July 31, 2024 were not included in the prior-year comparative period.

Gross profit. Gross profit increased by $14,884,595, or 17%, to $103,456,720 for the twelve months ended December 31, 2025, from $88,572,125 for the twelve months ended December 31, 2024. Gross profit from online casino increased by $37,865,629 or 23%; gross profit from online sports betting increased by $29,691,935, or 9%; gross profit from retail sports betting and retail casino increased by $17,628,289 or 5%; gross profit from bars increased by $1,520,876 or 3%, and gross profit from franchise fee increased by $883,307 or 38%, for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024. Gross profit from the GMAG segment, RKings, and Classics For a Cause increased by $4,383,315, or 38%, compared to the same period in the prior year, primarily due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and as a result, gross profits generated by these segments for the period from January to March 2024 were not included in the prior-year comparative figures.

General and administrative expenses (G&A). General and administrative expenses increased by $113,797,307, or 133%, to $199,625,728 for the twelve months ended December 31, 2025, from $85,828,421 for the twelve months ended December 31, 2024. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, bad debt expense, impairment losses, rents and utilities. The reasons for the increase in the G&A are discussed in greater detail below:

Stock-based compensation (within G&A) for the twelve months ended December 31, 2025, was $4,002,846, compared to $4,627,557, for the twelve months ended December 31, 2024, a $624,711, or 13% decrease from the prior period, which was due mainly to the reduced number of restricted stock units (RSUs) granted during the period.

Amortization expenses for the twelve months ended December 31, 2025, were $9,165,798, compared to $6,373,696, for the twelve months ended December 31, 2024, an increase of $2,792,102, or 44%. The amortization expenses from MeridianBet Group increased by $1,218,088, or 52%, which was primarily due to certain previously capitalized intangible assets being completed and placed into service and therefore beginning amortization during the period. The amortization expenses from Golden Matrix increased by $1,574,014, or 39%, which was primarily due to the amortization of newly recognized intangible assets resulting from the acquisitions of Golden Matrix and Classics Holdings.

Salaries and wages for the twelve months ended December 31, 2025, were $27,715,365, compared to $21,230,038, for the twelve months ended December 31, 2024, a $6,485,327, or 31% increase from the prior period. Salaries paid to employees of MeridianBet Group increased by $3,478,266, or 19%, which was due mainly to increased headcount to both support increased operations and to enable the entry into new markets. Salaries paid to employees of Golden Matrix increased by $3,007,061, or 120%, which was due to the acquisition of Golden Matrix becoming effective on April 1, 2024, and because as a result, salaries for the period from January to March 2024 were not included in the prior-year comparative figures. The increase was further driven by severance payments to Anthony Brian Goodman, the former Chief Executive Officer, in the amount of $848,542, as well as $423,750 of accrued cash bonuses to executives and directors.

Professional fees for the twelve months ended December 31, 2025, were $4,225,324, compared to $3,992,383, for the twelve months ended December 31, 2024, a $232,941, or 6% increase from the prior period. The increase was primarily due to the fact that professional fees incurred from January to March 2024 of Golden Matrix were not included in the prior-year comparative period, as the acquisition of Golden Matrix became effective on April 1, 2024.

Marketing expenses for the twelve months ended December 31, 2025, were $26,556,615, compared to $18,925,124, for the twelve months ended December 31, 2024, a $7,631,491, or 40% increase from the prior period, Marketing expenses from MeridianBet Group increased by  $5,088,707, or 34%, which was mainly due to increased advertising budgets across all Ads channels (including Google and Meta), as well as new sponsorship agreements with: FNC – Fight Nation Championship, BLS – the Basketball League of Serbia, the football club AEL from Cyprus, the women’s basketball club Red Star, the basketball club Vršac, the Basketball League of Serbia (KLS), the Sports Association of Serbia (implementation of handball courts), the Meridian Missions TV commercial, as well as TV commercials for EuroBasket on national television, accompanied by intensified PR activities during EuroBasket, new collaborations with influencers (TikTok creators), and the deployment of promotional teams across the countries. Marketing expenses at Golden Matrix increased by $2,542,784, or 62%. Of this increase, approximately $1.6 million related to higher marketing expenses at RKings, primarily due to increased advertising spend across Meta and Google, as well as sponsorships of sports events and teams. In addition, approximately $1.0 million of marketing expenses incurred by Classics For a Cause from January through July 2024 were not included in the prior-year comparative period, as the acquisition of the business became effective on August 1, 2024.

Rents and utilities for the twelve months ended December 31, 2025, were $7,978,790, compared to $6,845,588, for the twelve months ended December 31, 2024, a $1,133,202, or 17% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Bad debt expense for the twelve months ended December 31, 2025 were $725,061, compared to $1,358,147 for the twelve months ended December 31, 2024, a $633,086, or 47% decrease from the prior period. The decrease was primarily attributable to reduced bad debt associated with the Company’s resale of gaming content business.

Impairment losses for the twelve months ended December 31, 2025 were $91,819,422, compared to $0 for the twelve months ended December 31, 2024. The significant increase in impairment losses during 2025 was primarily attributable to goodwill impairment charges associated with the acquisition of Classics Holdings and the accounting for the acquisition of MeridianBet Group, totaling $63,443,350. Management identified triggering events during the year, including a sustained decline in the Company’s share price and market capitalization and lower-than-expected operating performance. Based on a quantitative impairment assessment performed in accordance with ASC 350, the carrying value of the reporting units exceeded their estimated fair value, resulting in the recognition of goodwill impairment charges. The Company also performed a recoverability test in accordance with ASC 360 by comparing the total undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted future cash flows were less than the carrying amount, the Company concluded that the asset group was not recoverable. The Company then measured the impairment loss as the excess of the carrying amount over the fair value of the asset group. Fair value was mainly determined using an income approach based on a discounted cash flow model, which incorporates significant unobservable inputs, including projected revenues, operating margins, and a discount rate. As a result, the Company recorded an impairment charge of $24,026,355. The impairment primarily related to intangible assets recognized in connection with the reverse acquisition of Golden Matrix, the Classics Holding acquisition, and certain intangible assets associated with Mexplay.

The remaining impairment losses in the amount of $4,349,717 primarily related to the full write-down of capitalized costs related to the Unity module, the key component of the Oracle Customer Experience (“Oracle CX”) platform, a cloud-based solution intended to support customer data management, marketing automation and analytics. A key component of this implementation was the Oracle Unity module, a Customer Data Platform (CDP) designed to integrate and unify customer data from multiple sources (e.g., transactional systems, data lake and marketing platforms) into a single customer view. As the Unity module was not successfully implemented and did not reach a functional state, management determined that the related intangible asset under development was not recoverable and was fully impaired as of December 31, 2025.

Interest expense. Interest expense increased by $1,057,556, or 30%, to $4,578,844 for the twelve months ended December 31, 2025, from $3,521,288 for the twelve months ended December 31, 2024. The increase was primarily attributable to $664,020 of non-cash amortization of previously accrued fees payable to Citigroup Global Markets Limited that are no longer expected to be utilized, as well as higher accrued interest on borrowings from commercial banks.

Interest earned. The interest earned increased by $22,578, or 10%, to $240,723 for the twelve months ended December 31, 2025, from $218,145 for the twelve months ended December 31, 2024. The increase was due to higher amounts of funds placed in term deposits with commercial banks.

Foreign exchange gain (loss). Foreign exchange results improved by $1,255,045, resulting in a gain of $760,220 for the twelve months ended December 31, 2025, compared to a loss of $494,825 for the same period in 2024. The improvement was primarily attributable to favorable movements in the EUR/RSD/USD/GBP exchange rates, which positively affected the revaluation of the Company’s monetary assets and liabilities denominated in EUR, GBP, and RSD.

Other income. Other income is related to income from marketing services for third-party advertising in Meridian betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, and other income that is not directly related to the Company’s core activity.  For the twelve months ended December 31, 2025, and 2024, other income amounted to $2,558,579 and $2,262,782, respectively.  The increase of $295,797 for the twelve months ended December 31, 2025, versus the twelve months ended December 31, 2024, was primarily attributable to a higher operating income from franchise partners, including marketing services, customer support services, and staff training services.

Provision for income taxes. Our effective tax rate for the year ended December 31, 2025 was 5.4% ($5,206,194). The most significant impact on the difference between statutory U.S. federal income tax rate of 21% and our effective tax rate of 5.4% was attributable to the 16% ($15,508,622) decrease resulting from the impairment of goodwill in Australia, United Kingdom, United States, and other jurisdictions.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted in the U.S. permanently extending many of the expiring provisions of the Tax Cuts and Jobs Act of 2017. Namely the OBBBA also restores Section 168 bonus depreciation, which is intended to encourage equipment purchases by allowing 100 percent of the cost of the equipment to be treated as an income tax deduction in the year of purchase rather than being amortized over its useful life. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The enactment of the OBBBA did not have a significant impact on the Company's effective income tax rate in fiscal 2025.

As of December 31, 2025, no deferred tax liabilities were recorded for taxes that would be payable on the undistributed earnings of the Company's subsidiaries. It is the Company's intention to indefinitely reinvest the undistributed earnings of its foreign subsidiaries except in certain limited cases, which are not expected to have a material tax effect on the consolidated financial statements. The cash that is permanently reinvested is typically uses to expand operations.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30%; (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%; and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the twelve months ended December 31, 2025, and 2024, net income (loss) attributable to noncontrolling interest amounted to $(2,084,286) and $70,400, respectively. The increase in net loss was primarily driven by goodwill and intangible asset impairment charges associated with the acquisition of Classics Holdings, as well as higher general and administrative expenses related to the commencement of operations in Brazil.

Net loss attributable to MRDN. Net loss attributable to MRDN increased by $88,417,601, or 5,973%, to a net loss of $89,897,850 for the twelve months ended December 31, 2025, from net loss of $1,480,249 for the twelve months ended December 31, 2024. The increase was mainly due to an increase in the impairment loss as discussed above.

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable development stage companies.

Cash Requirements, Liquidity and Capital Resources

We had $18,078,300 cash on hand and a working capital deficit of $24,128,745 as of December 31, 2025. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $16.9 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, subject to potential limitations on such sales pursuant to the “baby shelf” Form S-3 rules, which prevent us from selling more than 1/3rd of our float every 12 months.

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1. Unicredit Bank Facility;

2. Hipotekarna Bank Facility; and

3. Igor Salindrija Facility.

The outstanding balances of these debt facilities as of December 31, 2025 and December 31, 2024 are presented below:

	As of December 31,	As of December 31,
Description	2025	2024
Unicredit Bank Facility	$13,327,795	$20,203,619
Hipotekarna Bank Facility	$307,496	$1,324,361
Igor Salindrija Facility	$2,350,000	$2,065,680

See “Note 15 – Long-Term Liabilities” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, for more details on these debts.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “Note 22 – MeridianBet Group Purchase Agreement”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, the Company incurred the following payment obligations in connection with the MeridianBet Acquisition:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Meridian Holdings Inc. Shares	Cash Consideration Balance as of December 31, 2025
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	$1,699,642	3,290,358	10,000
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	$189,540	9,630,460	180,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	$290,328	8,700,000	1,009,672
Promissory Note Consideration	15,000,000	-	-	15,000,000
Consideration paid	$70,000,000	$25,677,919	$28,122,409	$16,199,672

The Company has received confirmation from the former owners of MeridianBet Group that they will not demand repayment or conversion of the consideration until such time as the Company has the ability to repay.

Contingent obligation:

The Company is in a dispute with Mr. Paul Hardman, one of the sellers of the 80% interest in RKings, regarding a holdback amount of GBP 500,000 (approximately $672,550) that Mr. Hardman has alleged remains payable. The Company’s position is that Mr. Hardman breached certain terms of the RKings Purchase Agreement, which gave rise to the dispute. As of the date hereof, no formal legal proceedings have been initiated by either party. Based on a settlement proposal received from legal counsel, the Company expects to resolve the dispute for at most GBP 170,000 (approximately $230,000 as of December 31, 2025) and accordingly recorded a reduction to our contingent liability of GBP 330,000 (approximately $440,000 as of December 31, 2025).

Liquidity and capital resources

	As of December 31,	As of December 31,
Description	2025	2024
Cash and cash equivalents	$18,078,300	$30,125,944
Working capital (deficit)	$(24,128,745)	$(18,484,062)
Shareholders’ equity	$48,338,626	$108,950,580

The Company had $18,078,300 cash on hand at December 31, 2025 and total assets of $118,078,800 ($35,438,153 of which were current assets) and a working capital deficit of $24,128,745 as of December 31, 2025. The working capital deficit was mainly due to $10,581,035 of current portion of long-term loans included in current liabilities, as well as $16,199,672 of current consideration payable to the Meridian Sellers. Included in total assets at December 31, 2025 was $8,450,955 of goodwill and $26,463,965 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”.

The Company had $30,125,944 of cash on hand at December 31, 2024 and total assets of $213,717,593 ($45,066,481 of which were current assets) and a working capital deficit of $18,484,062 as of December 31, 2024. The working capital deficit was mainly due to $17,291,241 of current portion of long-term loans included in current liabilities as well as $19,870,460 current consideration payable to the Meridian Sellers. Included in total assets at December 31, 2024 was $71,249,119 of goodwill and $56,393,457 in net intangible assets, as discussed in greater detail under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”.

The decrease in cash of $12,047,644 between December 31, 2025, and December 31, 2024, was mainly due to the repayment of debt, cash used in investing activities, offset by cash provided by operating activities.

Our financial focus is on long-term, sustainable growth in revenue with the goal of marginal increases in expenses. We believe that the Company’s operations are highly scalable, and we plan to continuously add new products to our offerings with the anticipation that they will provide successful revenue growth.

In the future, we may be required to seek additional capital, including to pay amounts due pursuant to the terms of the MeridianBet Group Purchase Agreement, and to repay outstanding debt as discussed above, by selling additional debt or equity securities, which may include up to $16.9 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, or may otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. Financing may not be available in amounts or on terms acceptable to us, or at all. In the event we are unable to raise additional funding and/or obtain revenues sufficient to support our expenses, we may be forced to scale down our operations, which could cause our securities to decline in value.

See “Note 15 – Long-Term Liabilities” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, for more details on the Company’s debts and lending facilities.

Cash flows

	Twelve Months Ended December 31,
	2025	2024
Cash provided by operating activities	$25,358,108	$23,916,426
Cash used in investing activities	$(22,003,252)	$(37,434,035)
Cash provided by (used in) financing activities	$(19,404,503)	$27,712,266

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the twelve months ended December 31, 2025, mainly include stock-based compensation, amortization expenses on intangible assets, depreciation on property plant and equipment, impairment losses on Goodwill and other intangible assets, and bad debt expense.

The Company generated cash from operating activities of $25,358,108 during the twelve months ended December 31, 2025, due primarily to $91,819,422 of impairment losses, a $7,690,470 increase in accounts payable and accrued liabilities, $4,091,449 of stock-based compensation, $2,765,453 of non-cash interest expense related to debt discount amortization, $9,165,798 of amortization expenses relating to intangible assets, and $5,984,384 of depreciation expenses, which was mainly offset by an $91,982,136 net loss, a $2,606,175 increase in accounts receivable, a $4,039,351 decrease in other liabilities mainly related to deferred tax liabilities, and a $1,278,092 increase in inventory.

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

During the twelve months ended December 31, 2025, cash used in investing activities was $22,003,252, which was primarily due to $1,824,971 of consideration paid to the former owners of MeridianBet Group in connection with the MeridianBet Acquisition, $7,464,849 spent on intangible assets, $6,184,530 spent on property, plant and equipment, and $5,431,507 spent on investment.

During the twelve months ended December 31, 2024, cash used in investing activities was $37,434,035, which was primarily due to $23,852,949 of consideration paid to the former owners of MeridianBet Group in connection with the MeridianBet Acquisition, $4,126,172 of consideration paid to acquire Classics Holdings, $14,827,206 spent on intangible assets, and the $7,164,733 spent on property, plant and equipment, which was partially offset by $17,355,360 in cash assumed from investment in Golden Matrix.

During the twelve months ended December 31, 2025, cash used in financing activities totaled $19,404,503. This was primarily driven by debt repayments of $21,502,312 and lease repayments of $2,750,092, partially offset by $2,154,564 in loan proceeds from borrowing, attributable to short-term credit line agreement in the amount of EUR 1,000,000 (approximately $1,155,000) from UniCredit Bank and long-term loan in amount of BRL 5,500,000 (approximately $999,564 as of December 31, 2025) from Makerplay Entretenimento&Marketing Limitada, and $2,960,897 in net proceeds after commissions, from the sale of common stock under the Distribution Agreement as part of at-the-market sales.

During the twelve months ended December 31, 2024, cash provided by financing activities was $27,712,266, which was primarily due to proceeds from loans of $25,972,500, attributable to the Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija borrowing, and proceeds from convertible note and warrant of $8,747,556, relating to the Secured Convertible Note and Lind Warrants sold to the Investor in July 2024, which was offset by repayment of lease of $2,474,864 and repayment of debt of $3,675,091.

The Company experienced a net decrease in cash of $12,047,644 for the twelve months ended December 31, 2025, primarily due to repayment of debt and cash used in investing activities as noted above. This was partially offset by cash provided by operating activities and a $4,002,003 increase in cash resulting from exchange rate fluctuations, driven by the depreciation of the U.S. Dollar against other currencies, including the Euro, Serbian Dinar, Peruvian Sol, Tanzanian Shilling, and Brazilian Real.

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

During the twelve months ended December 31, 2025, we sold an aggregate of 204,285 shares of our common stock under the ATM Program for net proceeds of approximately $2,960,897, after deducting commissions.

As of the date of this Report, we are eligible to sell up to an additional $16.9 million under the Distribution Agreement, subject to the terms thereof and subject to the limitations of Form S-3, which prohibit us, for so long as our non-affiliate market capitalization remains below $75 million, from selling securities valued at more than one-third of our non-affiliate float every 12 months.

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our company’s performance and determine whether certain restricted stock units and cash bonus will vest as of the end of December 31, 2025. EBITDA means net loss before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, severance costs related to the termination of executive officers and directors, impairment losses related to goodwill and other intangible assets, and restructuring costs which include charges or expenses attributable to acquisition related costs. EBITDA and Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

EBITDA and Adjusted EBITDA are presented because management believes they provide useful supplemental information to investors regarding the Company’s operating performance by excluding certain non-cash items and non-recurring or one-time items, thereby facilitating period-to-period comparisons. EBITDA and Adjusted EBITDA are also frequently used by analysts, investors and other interested parties to evaluate companies in our industry. EBITDA and Adjusted EBITDA are unaudited, and have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations are: EBITDA and Adjusted EBITDA do not reflect cash expenditures, or future or contractual commitments; EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, capital expenditures or working capital needs; EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt or cash income tax payments; although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements. In addition, other companies in this industry may calculate EBITDA and Adjusted EBITDA differently than the Company does, limiting its usefulness as a comparative measure. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We compensate for these limitations by providing a reconciliation of such non-GAAP measures to the most comparable GAAP measure, below. We encourage investors and others to review our business, results of operations, and financial information in their entirety, not to rely on any single financial measure, and to view non-GAAP measures in conjunction with the most directly comparable GAAP financial measure.

Reconciliation of EBITDA and Adjusted EBITDA to Net loss:

	Twelve Months Period Ended
	December 31, 2025	December 31, 2024
Net loss	$(91,982,136)	$(1,409,849)
+ Interest expense	4,578,844	3,521,288
- Interest income	(240,723)	(218,145)
+ Taxes	(5,206,194)	2,618,367
+ Depreciation	5,984,384	4,416,495
+ Amortization	9,165,798	6,373,696
EBITDA	$(77,700,027)	$15,301,852
+ Stock-based compensation	4,091,449	4,707,313
+ Restructuring costs	113,455	2,184,397
+ Impairment losses on intangible assets	91,819,422	-
+ Severance costs	1,058,542	-
Adjusted EBITDA	$19,382,841	$22,193,562

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. “Note 1 – Basis of Presentation and Accounting Policies” in the notes to the financial statements included under “Item 8. Financial Statements and Supplementary Data”, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025 on a prospective basis and it did not have a material effect on the Company's Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

MERIDIAN HOLDINGS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Meridian Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Meridian Holdings, Inc. (formerly Golden Matrix Group, Inc.) (the Company) as of December 31, 2025, and 2024, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year ended December 31, 2025, and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for the year ended December 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Meridian Holdings, Inc. (formerly Golden Matrix Group, Inc.) Reporting Unit

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to expected cash flows and projected financial results, including forecasted revenues and expenses (collectively the “forecast”), as well as the selection of discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance for the Meridian Holdings, Inc. Reporting Unit (“Golden Matrix”) was $71 million as of December 31, 2025. The carrying value of Golden Matrix exceeded its fair value by a substantial margin as of the measurement date and, therefore, impairment was recognized.

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

•         With the assistance of our valuation specialists, we evaluated the discount rates selected by management by:

o    Assessing the impact of the uncertainty in the forecasts on the discount rates, including testing the underlying market-based source information used in the selection of the discount rates and the mathematical accuracy of the discount rate calculations.

o    Developing a range of independent estimates and comparing those to discount rates selected by management.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

The Woodlands, TX

March 31, 2026

Meridian Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	December 31, 2025	December 31, 2024

ASSETS

Current assets:
Cash and cash equivalents	$18,078,300	$30,125,944
Accounts receivable, net	7,954,116	6,061,281
Accounts receivable – related parties	465,691	666,545
Taxes receivable	595,434	734,630
Inventory	5,524,570	3,937,854
Prepaid expenses	652,224	955,456
Other current assets, net	2,167,818	2,584,771
Total current assets	35,438,153	45,066,481

Non-current assets:
Goodwill & intangible assets, net	34,914,920	127,642,576
Property, plant & equipment, net	28,963,866	27,431,207
Investments	3,650,526	218,147
Deposits	6,315,584	5,706,319
Operating lease right-of-use assets	6,296,336	7,643,504
Other non-current assets	2,499,415	9,359
Total non-current assets	82,640,647	168,651,112
Total assets	$118,078,800	$213,717,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$20,572,774	$12,912,300
Accounts payable - related parties	295,165	19,655
Current portion of operating lease liability	2,656,508	2,378,896
Current portion of long-term loan – related party	-	501,591
Current portion of long-term loan	10,581,035	16,789,650
Taxes payable	5,011,261	3,774,418
Other current liabilities	1,592,958	1,090,063
Deferred revenues	1,111,332	1,095,463
Contingent liability	228,667	626,450
Current portion of consideration payable – related parties	16,199,672	22,520,460
Current portion of consideration payable	1,317,526	1,841,597
Total current liabilities	59,566,898	63,550,543

Non-current liabilities:
Non-current portion of operating lease liability	3,562,859	5,193,847
Non-current portion of long-term loan	6,590,907	14,364,246
Other non-current liabilities	19,510	6,658,377
Non-current portion of consideration payable – related parties	-	15,000,000
Total non-current liabilities	10,173,276	41,216,470
Total liabilities	$69,740,174	$104,767,013

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series B: $0.00001 par value, 1,000 shares designated, 0 and 1,000 shares issued and outstanding, respectively	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 25,000,000 shares authorized; 12,641,023 and 10,770,249 shares issued and outstanding, respectively	$126	$108
Stock payable	102,006	5,711,807
Stock payable – related party	573,154	211,162
Additional paid-in capital	82,933,355	50,314,309
Treasury stock, at cost (17,062 and 4,983 shares, respectively)	(244,208)	(121,430)
Accumulated other comprehensive income (loss)	(3,753,485)	(8,089,854)
Accumulated earnings	(33,065,622)	57,046,892
Total shareholders’ equity of MRDN	46,545,326	105,072,994
Noncontrolling interests	1,793,300	3,877,586
Total equity	48,338,626	108,950,580
Total liabilities and equity	$118,078,800	$213,717,593

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Twelve Months Ended
	December 31,
	2025	2024

Revenues	$182,863,373	$151,115,532
Cost of goods sold	(79,406,653)	(62,543,407)
Gross profit	103,456,720	88,572,125

Operating expenses
Selling, general and administrative expenses	199,625,728	85,828,421
Income (loss) from operations	(96,169,008)	2,743,704

Other income (expense):
Interest expense	(4,578,844)	(3,521,288)
Interest earned	240,723	218,145
Foreign exchange gain (loss)	760,220	(494,825)
Other income	2,558,579	2,262,782
Total other income (expense)	(1,019,322)	(1,535,186)
Net income (loss) before tax	(97,188,330)	1,208,518
Provision for income taxes	(5,206,194)	2,618,367
Net income (loss)	$(91,982,136)	$(1,409,849)
Less: Net income (loss) attributable to noncontrolling interest	(2,084,286)	70,400
Net income (loss) attributable to MRDN	$(89,897,850)	$(1,480,249)

Weighted average ordinary shares outstanding:
Basic	11,589,076	9,459,308
Diluted	11,589,076	9,459,308
Net earnings (losses) per ordinary share attributable to MRDN:
Basic	$(7.76)	$(0.16)
Diluted	$(7.76)	$(0.16)

Net income (loss)	$(91,982,136)	$(1,409,849)
Foreign currency translation adjustments	4,336,369	(4,782,276)
Comprehensive income (loss)	(87,645,767)	(6,192,125)
Less: Net income (loss) attributable to noncontrolling interest	(2,084,286)	70,400
Comprehensive income (loss) attributable to MRDN	$(85,561,481)	$(6,262,525)

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiary

Consolidated Statement of Shareholders’ Equity

For the Twelve Months Ended December 31, 2024

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	MRDN	interest	Equity
Balance at December 31, 2023	-	$-	1,000	$-	6,956,266	$70	-	$-	$3,045,659	$-	$-	$(3,307,578)	$59,296,675	$59,034,826	$951,723	$59,986,549
Fair value of non-controlling interest in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,363,450	3,363,450
Other comprehensive income (loss)	-	-	-	-	-	-	-	-	-	-	-	(4,782,276)	-	(4,782,276)	-	(4,782,276)
Shares issued for vested RSUs	-	-	-	-	69,144	-	-	-	-	-	-	-	-	-	-	-
Shares issued for exercise of options	-	-	-	-	1,667	-	-	-	34,800	-	-	-	-	34,800	-	34,800
Shares issued for services	-	-	-	-	13,333	-	-	-	858,600	54,200	211,162	-	-	1,123,962	-	1,123,962
Shares issued as consideration to acquire subsidiaries	-	-	-	-	67,532	1	-	-	1,689,662	-	-	-	-	1,689,663	-	1,689,663
Shares issued to the Sellers of MeridianBet Group as consideration	-	-	-	-	416,667	4	-	-	14,299,996	-	-	-	-	14,300,000	-	14,300,000
Shares issued for debt conversion	-	-	-	-	183,841	2	-	-	4,424,998	-	-	-	-	4,425,000	-	4,425,000
FV of warrant granted	-	-	-	-	-	-	-	-	1,007,482	-	-	-	-	1,007,482	-	1,007,482
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	3,583,352	-	-	-	-	3,583,352	-	3,583,352
Purchase of treasury stock	-	-	-	-	(58)	-	(4,983)	(121,430)	(1,671)	-	-	-	-	(123,101)	-	(123,101)
Dividends issued to former owners of MeridianBet Group	-	-	-	-	-	-	-	-	-	-	-	-	(769,534)	(769,534)	-	(769,534)
Recapitalization	1,000	-	-	-	3,061,857	31	-	-	27,642,910	-	-	-	-	27,642,941	-	27,642,941
Acquisition of Non-Controlling Interest	-	-	-	-	-	-	-	-	(6,271,479)	5,657,607	-	-	-	(613,872)	(507,987)	(1,121,859)
Profit for the period	-	-	-	-	-	-	-	-	-	-	-	-	(1,480,249)	(1,480,249)	70,400	(1,409,849)
Balance at December 31, 2024	1,000	$-	1,000	$-	10,770,249	$108	(4,983)	$(121,430)	$50,314,309	$5,711,807	$211,162	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580

For the Twelve Months Ended December 31, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	MRDN	interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	10,770,249	$108	(4,983)	$(121,430)	$50,314,309	$5,711,807	$211,162	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	171,676	2	-	-	(2)	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	3,151	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	26,667	-	-	-	682,801	(128,100)	-	-	-	554,701	-	554,701
Acquisition of non-controlling interest	-	-	-	-	157,156	1	-	-	5,264,568	(5,657,607)	-	-	-	(393,038)	-	(393,038)
Acquisition of subsidiaries	-	-	-	-	-	-	-	-	-	102,006	-	-	-	102,006	-	102,006
Shares issued for settlement of true-up liability	-	-	-	-	17,220	-	-	-	518,651	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	1,207,324	12	-	-	20,021,396	-	-	-	-	20,021,408	-	20,021,408
Conversion of Series B to common stock	(1,000)	-	-	-	83,333	1	-	-	(1)	-	-	-	-	-	-	-
Shares issued under ATM Program	-	-	-	-	204,286	2	-	-	2,960,895	-	-	-	-	2,960,897	-	2,960,897
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	3,100,856	73,900	361,992	-	-	3,536,748	-	3,536,748
Purchase of treasury stock	-	-	-	-	-	-	(12,079)	(122,778)	-	-	-	-	-	(122,778)	-	(122,778)
Dividends and related withholding tax	-	-	-	-	-	-	-	-	-	-	-	-	(144,782)	(144,782)	-	(144,782)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	4,336,369	-	4,336,369	-	4,336,369
Reverse split	-	-	-	-	(39)	-	-	-	-	-	-	-	-	-	-	-
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	(89,897,850)	(89,897,850)	(2,084,286)	(91,982,136)
Balance at December 31, 2025	-	$-	1,000	$-	12,641,023	$126	(17,062)	$(244,208)	$82,933,355	$102,006	$573,154	$(3,753,485)	$(33,065,622)	$46,545,326	$1,793,300	$48,338,626

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiary

Consolidated Statements of Cash Flow

	Twelve Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(91,982,136)	$(1,409,849)
Adjustments to reconcile net income to cash provided by operating activities:
Fair value of stock-based compensation	4,091,449	4,707,313
Non-cash interest expense related to debt discount amortization	2,765,453	2,157,607
Amortization of intangible assets	9,165,798	6,373,696
Depreciation of property, plant and equipment	5,984,384	4,416,495
Loss on valuation / impairment	91,819,422	-
Bad debt expense	725,061	1,358,147

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,606,175)	(748,278)
(Increase) decrease in accounts receivable – related party	176,840	59,257
(Increase) decrease in taxes receivable	139,196	263,148
(Increase) decrease in prepaid expenses	322,245	(349,387)
(Increase) decrease in other current assets	461,662	(591,982)
(Increase) decrease in inventories	(1,278,092)	(958,112)
(Increase) decrease in deposits	(628,210)	(119,824)
(Increase) decrease in other non-current assets	(449,039)	95,705
Increase (decrease) in accounts payable and accrued liabilities	7,690,470	4,337,364
Increase (decrease) in accounts payable – related party	273,995	(2,943)
Increase (decrease) in taxes payable	1,334,474	(766,413)
Increase (decrease) in deferred revenues	(60,378)	33,585
Increase (decrease) in customer deposit	567,667	1,564
Increase (decrease) in other current liabilities	(495,751)	264,039
Increase (decrease) in other liabilities	(4,039,351)	(823,607)
Increase (decrease) in operating lease liabilities	1,379,124	5,618,901
Net cash provided by operating activities	$25,358,108	$23,916,426

Cash flows from investing activities:
Cash paid for intangible assets	(7,464,849)	(14,827,206)
Cash paid for investments	(5,431,507)	19,681
Cash paid for property, plant and equipment	(6,184,530)	(7,164,733)
Cash paid for purchase of subsidiaries	(1,097,395)	(8,964,188)
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(1,824,971)	(23,852,949)
Cash assumed from acquisition with Golden Matrix	-	17,355,360
Net cash used in investing activities	$(22,003,252)	$(37,434,035)

Cash flows from financing activities:
Repayment on debt	(21,502,312)	(3,675,091)
Proceeds from loans and borrowings	2,154,564	25,972,500
Proceeds from sale of note and warrant	-	8,747,556
Proceeds from sale of stock	2,960,897	-
Repayment of lease	(2,750,092)	(2,474,864)
Payments of dividends	(144,782)	(769,534)
Share repurchase	(122,778)	(123,101)
Proceeds from option exercise	-	34,800
Net cash provided by (used in) financing activities	$(19,404,503)	$27,712,266

Effect of exchange rate changes on cash	4,002,003	(4,474,009)

Net increase (decrease) in cash and cash equivalents	(12,047,644)	9,720,648
Cash and cash equivalents at beginning of the year	30,125,944	20,405,296
Cash and cash equivalents at end of the year	$18,078,300	$30,125,944

Supplemental cash flows disclosures
Interest paid	$1,788,823	$1,350,751
Tax paid	$4,030,212	$3,918,277

Non-cash financing activities
Debt conversion	$20,021,408	$4,425,000
Shares issued for settlement of true-up liability	$518,651	$-
Acquisition of minority interest	$393,038	$7,172,504
Common stock issued for vested RSUs	$19	$9

See accompanying notes to consolidated financial statements.

MERIDIAN HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Meridian Holdings Inc. (together with its consolidated subsidiaries, collectively, “MRDN” “we”, “our”, “us”, or the “Company”) is incorporated and registered in the State of Nevada,  (i) operates online sports betting, online casino, and gaming operations in more than 15 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offers pay-to-enter prize competitions in the United Kingdom (UK) and leads trade promotions in Australia, providing members with free prizes.

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 740 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, online casino games, and virtual games. Of those 740 shops, approximately 250 are owned by the Company’s subsidiaries and approximately 450 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. Following the closing of the MeridianBet Acquisition (discussed and defined below) and effective April 1, 2024, the Company, through Golden Matrix (discussed and defined below), develops and owns online gaming intellectual property (IP) for international customers, located primarily in the Asia Pacific region. As part of the MeridianBet Acquisition, the Company acquired a proprietary Internet gaming enterprise software system that provides unique casino and live game operations on GM-Ag System. In addition, following the MeridianBet Acquisition, the Company broadened its operations in pay-to-enter prize competitions in the UK.

On April 9, 2024, Golden Matrix completed the acquisition (the “MeridianBet Acquisition”) of 100% of Meridian Serbia, MeridianBet Montenegro, Meridian Gaming Holdings Ltd., and Meridian Gaming (Cy) Ltd, (collectively, “MeridianBet Group”), from Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”). The MeridianBet Acquisition was completed pursuant to the terms of that certain Amended and Restated Sale and MeridianBet Acquisition Agreement of Share Capital dated June 27, 2023, entered into between Golden Matrix and the Meridian Sellers (as amended from time to time, the “MeridianBet Purchase Agreement”), effective for all purposes as of April 1, 2024. References to “Golden Matrix” refer to the Company prior to the MeridianBet Acquisition.

In connection with the MeridianBet Acquisition, on April 9, 2024, the Company (A) issued 6,845,154 restricted shares of the Company’s common stock to the Meridian Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock (the “Series C Preferred Stock”); (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

The MeridianBet Purchase Agreement is described in greater detail below under “Note 22 – MeridianBet Group Purchase Agreement”.

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

Following the completion of the MeridianBet Acquisition, MeridianBet Group became the Company’s primary operating platform and the principal driver of the Company’s consolidated revenue and strategic growth initiatives.

Change of Control

As a result of the closing of the MeridianBet Purchase Agreement, and on April 9, 2024, the Meridian Sellers obtained majority voting control over the Company, with each of the Meridian Sellers obtaining voting rights as follows:

•

Aleksandar Milovanović (5,818,381 shares of common stock (58.8% of the Company’s then outstanding common stock) and 850 shares of Series C Preferred Stock, voting in aggregate 6,349,631 voting shares (57.0% of the Company’s outstanding voting shares));

•	Zoran Milošević (684,515 shares of common stock and 100 shares of Series C Preferred Stock, voting in aggregate 747,015 voting shares); and

•	Snežana Božović (342,257 shares of common stock and 50 shares of Series C Preferred Stock, voting in aggregate 373,507 voting shares).

The total of the shares referenced above amount to 6,845,154 shares of common stock and 1,000 shares of Series C Preferred Stock voting in aggregate 625,000 voting shares, or 7,470,154 voting shares total, which totaled an aggregate of 69.2% of the Company’s outstanding common stock and 67.0% of the Company’s outstanding voting stock, each as of the Closing date.

Prior to the closing of the MeridianBet Purchase Agreement, Mr. Anthony Brian Goodman, the then Chief Executive Officer and then director of the Company, held voting control over the Company due to his beneficial ownership of 1,343,713 shares of common stock and 1,000 shares of Series B Voting Preferred Stock, which voted 625,000 voting shares on all stockholder matters (which prior to the issuance of the shares of common stock and Series C Preferred Stock upon the closing of the MeridianBet Purchase Agreement, provided him a 53.6% voting right over the Company).

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the MeridianBet Purchase Agreement, and pursuant to the power provided to the Company by the Articles of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Meridian Holdings Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock, which were issued to the Meridian Sellers at the closing of the MeridianBet Acquisition.

Reverse Stock Split and Name Change

On February 26, 2026, the Company filed both (a) a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effectuate a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, at a ratio of 1-for-12 (the “Reverse Split”), in accordance with Nevada Revised Statutes (“NRS”) Section 78.209; and (b) a Certificate of Amendment to the Company’s Articles of Incorporation, as amended, to affect a name change of the Company to “Meridian Holdings Inc.” (the “Name Change”).  Both the Certificate of Change and Certificate of Amendment were approved solely by the Board of Directors of the Company in accordance with the NRS.

Both the Reverse Split and the Name Change became effective on March 3, 2026 at 12:01 a.m. ET (the “Effective Time”).

On the Effective Date, the total number of shares of common stock authorized for issuance under the Company’s Articles of Incorporation was divided by 12 (from 300 million to 25 million); the total number of issued and outstanding shares of common stock of the Company was divided by 12 (from 151.7 million shares to 12.6 million shares); and the total number of shares of common stock held by each stockholder of the Company was converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Split divided by 12. No fractional shares were issued in connection with the Reverse Split, and stockholders who would otherwise be entitled to receive a fractional share instead received cash in lieu of such fractional share, based upon the closing sale price of the common stock on the trading day immediately prior to the Effective Time as reported on the Nasdaq Capital Market.

There was no change to the par value of the common stock or preferred stock of the Company or the authorized or outstanding shares of preferred stock of the Company in connection with the Reverse Split; provided that the conversion ratio of such preferred stock was adjusted equitably in connection with the Reverse Split.

In addition, the number of shares of common stock issuable upon exercise of our stock options and other equity awards (including shares reserved for issuance under the Company’s equity compensation plans) were proportionately adjusted by the applicable administrator, using the 1-for-12 ratio, and rounded down to the nearest whole share, to be effective at the Effective Time, pursuant to the terms of the Company’s equity plans. The conversion rates of our preferred stock will also be adjusted in a ratio of 1-for-12. The number of shares issuable upon exercise of our outstanding warrants to purchase shares of common stock outstanding at the Effective Time was also equitably adjusted pursuant to the terms of such securities in connection with the 1-for-12 Reverse Split. In addition, the exercise price for each outstanding stock option and warrant will be increased in inverse proportion to the 1-for-12 split ratio such that upon an exercise, the aggregate exercise price payable by the optionee or warrant holder to the Company for the shares subject to the option or warrant will remain approximately the same as the aggregate exercise price prior to the Reverse Split, subject to the terms of such securities.

The effects of the Reverse Split and Name Change have been retroactively affected throughout this Report, unless otherwise stated.

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

Investment in Debt Securities

The Company invests in sovereign debt securities issued by foreign governments. These investments are classified as debt securities and accounted for in accordance with ASC Topic 320, Investments — Debt Securities.

Classification:

The Company classifies its debt securities at the time of purchase as either:

•	Available-for-sale (“AFS”), or

•	Held-to-maturity (“HTM”),

based on management’s intent and ability to hold the securities to maturity.

As of December 31, 2025, the Company’s sovereign bond investments are classified as HTM.

HTM securities are recorded at amortized cost and adjusted for the amortization of premiums and accretion of discounts using the effective interest method.

Investment in Equity Securities

The Company accounts for investments in equity securities based on the level of ownership interest and the degree of influence over the investee.

Investments in equity securities in which the Company holds less than 20% of the outstanding ownership interest and does not have significant influence are generally accounted for under the fair value method. Under this method, such investments are carried at fair value, with changes in fair value recognized in earnings, unless another measurement basis is required under applicable accounting guidance.

Investments in equity securities in which the Company holds 20% or more of the outstanding ownership interest, or otherwise has the ability to exercise significant influence over the investee’s operating and financial policies, are generally accounted for under the equity method. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee’s net income or loss, distributions received, and other changes in the investee’s equity.

As of December 31, 2025, the Company’s equity investments are classified under the fair value method.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the twelve months ended December 31, 2025 and 2024, the Company has foreign currency translation adjustments of $4,336,369 and $(4,782,276), respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of $760,220 and $(494,825) during the twelve months ended December 31, 2025 and 2024, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at December 31, 2025 and December 31, 2024.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2025, and December 31, 2024, the allowance for doubtful accounts was $209,523 and $994,329, respectively. During the twelve months ended December 31, 2025, and 2024, there was $725,061 and $1,358,147, respectively, of bad debt expense recorded.

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

During the year ended December 31, 2025, the Company recorded a full impairment of capitalized development costs associated with the Unity module, a component of the Oracle Customer Experience (“Oracle CX”) platform. Oracle CX is a cloud-based suite of customer experience and marketing solutions, including the Oracle Unity module, which functions as a Customer Data Platform (CDP) designed to centralize, process, and activate customer data across multiple systems. As of December 31, 2025, management determined that the Unity module had not been successfully implemented or placed into service due to technical integration challenges. Consequently, the related in-progress intangible asset was determined to be not recoverable. Accordingly, the Company recorded a full impairment charge of $4,349,717.

As of December 31, 2025, the Company identified indicators of impairment related to the Golden Matrix asset group, primarily driven by sustained decline in the Company’s share price and market capitalization and lower-than-expected operating performance. Accordingly, the Company performed a recoverability test in accordance with ASC 360 by comparing the total undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted future cash flows were less than the carrying amount, the Company concluded that the asset group was not recoverable. The Company then measured the impairment loss as the excess of the carrying amount over the fair value of the asset group. Fair value was mainly determined using an income approach based on a discounted cash flow model, which incorporates significant unobservable inputs, including projected revenues, operating margins, and a discount rate. As a result, the Company recorded an impairment charge of $24,026,355, which is included in operating expenses in the consolidated statements of operations. The impairment primarily related to intangible assets recognized in connection with the reverse acquisition with Golden Matrix, the Classics Holding acquisition, and certain intangible assets associated with Mexplay.

Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $9,165,798 and $6,373,696 during the twelve months ended December 31, 2025 and 2024, respectively.

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

The Company performed its annual goodwill impairment assessment as of December 31, 2025 and concluded that the carrying amount of the Golden Matrix reporting unit exceeded its fair value. As a result, the Company recorded a goodwill impairment charge of $63,443,350 during the year ended December 31, 2025, related to goodwill arising from the accounting reverse acquisition of MeridianBet Group and acquisition of Classics Holding.

The impairment was identified following the occurrence of triggering events during the year, including a sustained decline in the Company’s share price and market capitalization, as well as lower-than-expected operating performance. The Company performed a quantitative impairment assessment in accordance with ASC 350, using a discounted cash flow methodology to estimate the fair value of the reporting unit. The impairment reflects a reduction in the expected future cash flows and profitability of the reporting unit compared to prior assumptions.

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2024	$71,249,119
Foreign currency translation adjustment	131,488
Goodwill recognized during the period	716,348
Goodwill impairment	(63,646,000)
Balance as of December 31, 2025	$8,450,955

Inventories

Prizes

RKings and Classics for a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $5,403,905 and $3,812,659 at December 31, 2025 and December 31, 2024, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $120,665 and $125,195 at December 31 2025, and December 31, 2024, respectively.

As of December 31, 2025, and December 31, 2024, total inventory was $5,524,570 and $3,937,854, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $28,963,866 and $27,431,207 at December 31, 2025 and December 31, 2024, respectively.

Revenue Recognition

The Company currently has four distinctive revenue streams:

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

(iv)	Revenues from bars.

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

Revenues from sportsbook betting activities represent the net gain or loss from betting activities in the period plus (where material) the gain or loss on the revaluation of open positions at period end and is stated net of the cost of customer promotions and bonuses incurred in the period. These positions are recognized initially at fair value and subsequently at fair value through profit or loss, within the revenue line; this represents the Company’s principal activity. Customer promotions (including free bets) and bonuses are deducted from sportsbook betting revenue. At each reporting period-end, no fair value was recognized based on the materiality of the open position.

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

(iv)	Revenues from bars.

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

For the twelve months ended December 31, 2025, and 2024, other income amounted to $2,558,579 and $2,262,782, respectively.

Income Taxes

In accordance with GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated Statements of Earnings. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Our deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. We evaluate the realizability of deferred income tax assets for each of the jurisdictions in which we operate. If we experience cumulative pretax income in a particular jurisdiction in the three-year period including the current and prior two years, we normally conclude that the deferred income tax assets will more likely than not be realizable and no valuation allowance is recognized, unless known or planned operating developments would lead management to conclude otherwise. However, if we experience cumulative pretax losses in a particular jurisdiction in the three-year period including the current and prior two years, we then consider a series of factors in the determination of whether the deferred income tax assets can be realized. These factors include historical operating results, known or planned operating developments, the period of time over which certain temporary differences will reverse, consideration of the utilization of certain deferred income tax liabilities, tax law carryback capability in the particular country, and prudent and feasible tax planning strategies. After evaluation of these factors, if the deferred income tax assets are expected to be realized within the tax carryforward period allowed for that specific country, we would conclude that no valuation allowance would be required. To the extent that the deferred income tax assets exceed the amount that is expected to be realized within the tax carryforward period for a particular jurisdiction, we establish a valuation allowance.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in evaluating tax positions and determining income tax provisions. We reevaluate the technical merits of our tax positions and may recognize an uncertain tax benefit in certain circumstances, including when: (1) a tax audit is completed; (2) applicable tax laws change, including a tax case ruling or legislative guidance; or (3) the applicable statute of limitations expires. We recognize potential accrued interest and penalties associated with unrecognized tax positions in income tax expense.

For the year ended December 31, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025 and it did not have a material effect on the Company's Consolidated Financial Statements.

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

The following is a reconciliation of basic and diluted earnings per common share for the twelve months ended December 31, 2025 and 2024:

	For the twelve months ended
	December 31,
	2025	2024
Basic earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(89,897,850)	$(1,480,249)
Denominator:
Weighted average common shares outstanding	11,589,076	9,459,308

Basic earnings (loss) per common share	$(7.76)	$(0.16)

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$(89,897,850)	$(1,480,249)
Denominator:
Weighted average common shares outstanding	11,589,076	9,459,308
Preferred shares	-	-
Warrants/Options	-	-
Restricted stock units	-	-
Deferred cash convertible note	-	-
Post-closing share consideration	-	-
Convertible promissory note	-	-
Adjusted weighted average common shares outstanding	11,589,076	9,459,308

Diluted earnings (loss) per common share	$(7.76)	$(0.16)

Dividends

For the twelve months ended December 31, 2025 and 2024, dividends issued to former owners of MeridianBet Group amounted to $0 and $769,534, respectively.

In addition, the Company incurred dividend withholding taxes in connection with intercompany dividend distributions. Such withholding taxes, which are borne by the shareholders and remitted to tax authorities by the Company as a withholding agent, amounted to $144,782, and $0 for the twelve months ended December 31, 2025 and 2024, respectively, and were accounted for as part of dividend distributions.

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

Stock-based compensation is $4,091,449 and $4,707,313 during the twelve months ended December 31, 2025 and 2024, respectively.

Recently adopted accounting pronouncements

The Company did not adopt any new accounting pronouncements during the year ended December 31, 2025 that had a material impact on its consolidated financial statements.

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

Receivables related to resale of online gaming content and B2B services amount to $3,384,385 and $3,747,169 as of December 31, 2025, and December 31, 2024, respectively.

Receivables from payment providers in Bosnia amount to $1,999,794 and $1,517,840 as of December 31, 2025, and December 31, 2024, respectively. These receivables are settled regularly.

The Company has accounts receivable of $7,954,116 and $6,061,281 as of December 31, 2025, and December 31, 2024, respectively (net of allowance for bad debt of $209,523 and $994,329, respectively).

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

The accounts receivable from related party amount to $465,691 and $666,545, as of December 31, 2025 and December 31, 2024, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $595,434 and $734,630 as of December 31, 2025, and December 31, 2024, respectively. The components of taxes receivable are as follows:

Description	As of December 31, 2025	As of December 31, 2024
Corporate income taxes receivable	$282,704	$310,424
VAT refund receivables	213,324	286,031
Municipality taxes refund receivable	99,406	138,175
Total taxes receivable	$595,434	$734,630

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $652,224 and $955,456 as of December 31, 2025, and December 31, 2024, respectively. The components of prepaid expenses are as follows:

Description	As of December 31, 2025	As of December 31, 2024
Prepayments to suppliers	$29,240	$39,239
Prepaid payroll expense	4,893	4,557
Prepaid rent	13,098	12,475
Prepaid license	154,878	443,355
Prepaid sponsorship/advertising	158,596	363,835
Prepaid cash rewards	186,162	68,659
Other prepayments	105,357	23,336
Total prepaid assets	$652,224	$955,456

NOTE 6 – OTHER CURRENT ASSETS

As of December 31, 2025, and December 31, 2024, other current assets are $2,167,818 and $2,584,771, respectively. The components of other current assets are as follows:

Description	As of December 31, 2025	As of December 31, 2024
Other current receivables	$1,295,093	$1,315,276
Accrued income	769,611	1,068,075
Employee receivables	341,580	314,865
Other current investments	354,422	330,302
Allowance for bad debt	(592,888)	(443,747)
Total other current assets	$2,167,818	$2,584,771

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of December 31, 2025, the total allowance for bad debt amounts to $592,888 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $413,765, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $122,030.

NOTE 7– ACQUISITIONS

Golden Matrix and Aleksandar Milovanović; Zoran Milošević, and Snežana Božović (MeridianBet Group) MeridianBet Purchase Agreement

Please refer to “Note 22 – MeridianBet Group Purchase Agreement”, for a discussion of the MeridianBet Purchase Agreement, pursuant to which effective April 1, 2024, Golden Matrix (legal acquirer/accounting acquiree) acquired MeridianBet Group (legal acquiree/accounting acquirer) from the Meridian Sellers.

Classics Holding Acquisition

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings from NJF Exercise Physiologists Pty Ltd (“NJF”) and Think Tank Enterprises Pty Ltd (collectively the “Classics Sellers”).

Classics Holdings, through its wholly-owned subsidiary, Classics For a Cause Pty Ltd, is an independent online trade promotions company in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics For a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, exotic motor vehicles, and caravans.

Pursuant to the Share Exchange Agreement, the Classics Sellers agreed to sell the Company 80% of the outstanding capital stock of Classics Holdings (the “Classics Stock”). In consideration for the Classics Stock, we agreed to pay the Classics Sellers, pro rata with their ownership of Classics Holdings:

(1)	67,532 restricted shares of the Company’s common stock, valued at $25.02 per share (the “Classics Closing Shares” and the “Initial Share Value”);
(2)	a cash payment of AUD $6,780,000 (USD $4,430,052 as of August 1, 2024);
(3)	a cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024 (USD $22,091 as of August 1, 2024);
(4)	up to an additional AUD $500,000 (USD $326,700 as of August 1, 2024) (the “Holdback Cash”); and
(5)	the right to certain earnout payments as discussed below.

The Classics Closing Shares were subject to a true-up in the event the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the date that was 180 days following the closing date (or if such date was not a business day, the last closing price of the Company’s common stock prior to such day) was less than the closing price of the Company’s common stock on the Nasdaq Capital Market on the closing date (or if such date was not a business day, the last closing price of the Company’s common stock prior to such day), the Classics Sellers were due additional compensation from the Company in an amount equal to the difference between the two closing prices, multiplied by the total Classics Closing Shares (the “True-Up Amount”). At the Company’s option, the True-Up Amount could be paid in cash or shares of common stock of the Company (“True-Up Shares”), or any combination thereof. If shares of common stock were issued in connection with the satisfaction of the True-Up Amount they were to be valued based on the US$ Agreed Value. On February 17, 2025, the True-Up Amount was determined to be $518,651 and on April 28, 2025, the Company issued 17,219 shares of common stock to satisfy this obligation.

The Holdback Cash was to be released to the Classics Sellers, if (and only if) the Company determined, within six (6) months after the Closing Date (defined below) that the Classics Sellers had not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement (defined below). On February 19, 2025, the Holdback Cash was paid to the Classics Sellers.

The Classics Sellers may also earn additional cash and stock consideration (“Earnout Shares”) based on Classics’ total net profit (as calculated as set forth in the Exchange Agreement) from the Closing Date until June 30, 2025 (the “Earnout Period”), pursuant to the schedule below:

Net Profit For the earnout Period	Earnout Cash		Earnout Shares
Under AU$2,500,000.00	AU$	0	0
Between AU$2,500,000.00 and AU$3,000,000.00	AU$	910,000	8,416
Between AU$3,000,000.01 and AU$3,500,000.00	AU$	1,820,000	16,832
Over AU$3,500,000.01	AU$	2,184,000	20,199

Notwithstanding the above, earnout consideration is only due to the Classics Sellers, if the Company determines on June 30, 2025, that the Classics Sellers have not defaulted in, or breached, any of their obligations, covenants or representations under the Exchange Agreement and/or under the Shareholders Agreement.

Pursuant to the original Share Exchange Agreement with the Classics Sellers, the Earnout Period was defined as the ten-month period commencing on the Closing Date and ending on June 30, 2025. However, the parties’ original intent was for the Earnout Period to cover a twelve-month period. On October 28, 2025, the Board of Directors approved an Amendment to the Share Exchange Agreement to clarify and align the Earnout Period with the parties’ original intent. Under the amendment, the Earnout Period was defined as the twelve-month period from July 1, 2024 through June 30, 2025. Based on the amended agreement, half of the Earnout Consideration was determined to have been earned. As of December 31, 2025, the Company has paid AU$500,000 (US$326,745) to the Classics Sellers.

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

The assets and liabilities of Classics have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.

The calculation of the purchase price and the assets acquired, and liabilities assumed in the Share Exchange Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Fair value of 67,532 restricted shares at $25.02 per share	$1,689,663
Closing cash consideration of AUD $6,780,000 based on the Exchange Rate on August 1, 2024	$4,430,053
A cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024	$22,090
Fair value of Holdback Cash consideration of AUD $500,000 to be paid in six months based on an Exchange Rate on August 1, 2024	$326,700
Fair value of 8,416 Earnout shares at $12.12 per share (Share price on October 28, 2025)	$102,006
Earnout Cash of AUD $910,000 based on Exchange rate on October 28, 2025	$597,324
Purchase price	$7,167,836
Fair value of non-controlling interest	1,422,000
Equity value	$8,589,836
Add: Current liabilities	1,693,838
Add: Deferred tax liabilities	948,020
Total equity and liabilities	$11,231,694

Allocation to assets
Cash and cash equivalents	$325,971
Prepaid expenses	80,586
Inventory, prizes	510,299
Accounts receivable	5,533
Property, Plant & Equipment, net	98,498
Total tangible assets	$1,020,887

Intangible assets
In-house Software	$10,068
Trade Names and Trademarks	2,320,000
Non‐Compete Agreements	280,000
Customer Relationships	550,000
Total intangible assets	$3,160,068

Goodwill	7,050,739
Total assets allocated	$11,231,694

Classics’ results of operations have been included in our consolidated financial statements beginning August 1, 2024. Classics contributed revenues of $8,720,024 and net loss attributable to MRDN of $6,066,817 for the twelve months ended December 31, 2025, due to the impairment of goodwill.

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

The remaining balance of $353,295 (€315,555) was paid in four monthly instalments each of $88,324 (€78,889), with the first instalment paid one month after the date of signing the SPA and the final instalment paid four months after the date of signing the SPA. As of December 31, 2025, the consideration was paid in full.

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

Media Games Malta’s results of operations have been included in our consolidated financial statements beginning August 1, 2024. Media Games Malta contributed revenues of $304,687 and net loss attributable to MRDN of $101,570 for the twelve months ended December 31, 2025.

Acquisition of Minority Interest in Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus.

The MeridianBet Purchase Agreement required the purchase of the minority shares of certain subsidiaries of the MeridianBet Group.

Based on this, on September 3, 2024, sales-purchase agreements were signed between the buyer – Meridian Gaming Ltd. Malta and the seller of a 24.5% minority share in the company Meridian Gaming Peru S.A.C., Mr. Juan Jose Mantese.

The total purchase price was $3,098,797. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 67,897 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $654,493. As of December 31, 2025, $454,166 of the cash consideration remained unpaid.

Additionally, on October 3 and November 8, 2024, a share purchase agreement was signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The total purchase price was $4,073,707. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 89,258 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $860,404. As of December 31, 2025, $592,781 of the cash consideration remained unpaid.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2024 assume the acquisitions of Golden Matrix, Classics, Media Games Malta and the Meridian Gaming S.A.C. Peru and Meridian Worldwide Ltd. Cyprus were completed on January 1, 2024:

Twelve Months Ended December 31,
2024
Pro-forma total revenues	$170,611,785
Pro-forma net income (loss) attributable to MRDN	$(3,840,307)

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

During the twelve months ended December 31, 2025, and 2024, respectively, software development costs of $7,097,435 and $6,074,013, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the twelve months ended December 31, 2025, and 2024, respectively, costs of $9,517,162 and $8,044,275, were incurred and capitalized.

We anticipate that the majority of intangible construction in progress will be placed in service in stages during 2026 and continuing in 2027, depending on the progress of the software development.

As of December 31, 2025, the Company recognized an impairment of the Oracle Customer Experience (“Oracle CX”) software in the total amount of $4,349,717. Oracle CX is a cloud-based customer experience platform acquired to support customer data integration, marketing automation, and analytics. A key component of the implementation was the Oracle Unity module, a Customer Data Platform (CDP) designed to consolidate customer data from multiple sources (including transactional systems, data lakes, and marketing platforms) into unified customer profiles and enable advanced segmentation and campaign management. During 2025, management performed a comprehensive technical and business evaluation of the Oracle CX solution and determined that the system could not be successfully integrated into the Company’s existing IT environment and architecture. As a result, the platform was not placed into production. Given that the Oracle CX implementation, including the Unity module, is not expected to generate future economic benefits, management concluded that the carrying amount of the related intangible asset was not recoverable. Accordingly, the Company recorded a full impairment charge of $4,349,717.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the twelve months ended December 31, 2025, and 2024, respectively, costs of $21,206 and $4,967,637, were incurred and capitalized.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,593,898, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $2,293,543. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $9,165,798 and $6,373,696 for the twelve months ended December 31, 2025, and 2024, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of December 31, 2025	As of December 31, 2024
Intangible construction in process	$10,702,638	$11,354,044
Licenses	4,232,431	5,689,993
Software	19,742,103	14,780,382
Trademarks and tradenames	12,240,138	12,183,561
Developed technology	3,100,000	3,100,000
Customer relationships	17,963,384	17,950,000
Non-compete agreement	296,814	290,000
Other intangible assets	3,887,442	3,451,010
Gross intangible assets	72,164,950	68,798,990
Less: accumulated impairment and amortization
Licenses amortization	(1,582,137)	(519,702)
Software amortization	(8,563,000)	(6,718,227)
Trademarks and tradenames amortization	(12,122,964)	(838,532)
Developed technology	(3,100,000)	(465,003)
Customer relationships	(17,963,384)	(2,656,083)
Non-compete agreement	(296,814)	(61,186)
Other intangible assets amortization	(2,072,685)	(1,146,800)
Total accumulated impairment and amortization	(45,700,984)	(12,405,533)
Net definite-lived intangible assets	$26,463,965	$56,393,457

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of December 31, 2025:

Year Ending December 31,	Estimated Amortization
2026	8,322,294
2027	5,269,988
2028	4,790,749
2029	4,203,638
2030	2,626,642
Thereafter	1,250,654
Total future amortization	$26,463,965

The following table identifies the intangible assets resulting from the reverse acquisition with Golden Matrix, as described in greater detail in “Note 22 – MeridianBet Group Purchase Agreement”:

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

As of December 31, 2025, the Company identified indicators of impairment related to the Golden Matrix asset group, primarily driven by sustained decline in the Company’s share price and market capitalization and lower-than-expected operating performance. Accordingly, the Company performed a recoverability test in accordance with ASC 360 by comparing the total undiscounted future cash flows of the asset group to its carrying amount. As the undiscounted future cash flows were less than the carrying amount, the Company concluded that the asset group was not recoverable. The Company then measured the impairment loss as the excess of the carrying amount over the fair value of the asset group. Fair value was mainly determined using an income approach based on a discounted cash flow model, which incorporates significant unobservable inputs, including projected revenues, operating margins, and a discount rate. As a result, the Company recorded an impairment charge of $24,026,355, which is included in operating expenses in the consolidated statements of operations. The impairment primarily related to intangible assets recognized in connection with the reverse acquisition with Golden Matrix, the Classics Holding acquisition, and certain intangible assets associated with Mexplay.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of December 31, 2025	As of December 31, 2024
Land	$29,353	$26,084
Buildings, net	10,095,339	9,190,949
Slots and machines, net	12,246,801	11,065,973
Equipment, net	3,375,011	3,348,069
Computers, net	1,298,991	1,719,679
Televisions, net	243,969	302,348
Investment in third party property, plant and equipment	1,674,402	1,778,105
Total property, plant and equipment, net	$28,963,866	$27,431,207

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Depreciation expenses were $5,984,384 and $4,416,495, for the twelve months ended December 31, 2025, and 2024, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of December 31, 2025 and December 31, 2024, deposits and prepaid assets were $6,315,584 and $5,706,319, respectively. The components of deposits and prepaid assets are as follows:

	As of December 31, 2025	As of December 31, 2024
Deposits for rent & office leases	$462,374	$183,596
Deposits for retail betting	2,828,792	2,522,993
Deposits for retail casino	-	2,880
Deposits for internet betting	868,154	1,082,621
Other prepayments	10,961	10,785
Other deposits	2,145,303	1,903,444
Total deposits and prepaid assets	$6,315,584	$5,706,319

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

As of December 31, 2025, and December 31, 2024, other non-current assets were $2,005,753 and $9,359, respectively. The components of the other non-current assets are as follows:

	As of December 31, 2025	As of December 31, 2024
Long term loan	$6,625	$9,359
Long-term investment	1,999,128	-
Deferred tax assets	493,662	-
Total other non-current assets	$2,499,415	$9,359

In June 2025, the Company entered into a silent partnership (“SCP”) with Makerplay Entretenimento & Marketing Ltda. for the commercial operation of fixed-odds betting under the “PINBET” brand in Brazil. Under this arrangement, the Company acts as the managing partner and operates the business under its federal betting authorization. The partner committed to contribute capital of R$11,000,000 (equivalent to $1,999,128 as of December 31, 2025) to the SCP and is entitled to participate in the results of the operations. As of December 31, 2025, the investor has contributed R$5,500,000 (equivalent to $999,564 as of December 31, 2025) out of the total committed amount, with the remaining R$5,500,000 (equivalent to $999,564 as of December 31, 2025) to be contributed in accordance with the agreed terms and conditions.

NOTE 11 – INVESTMENTS

The Company holds investments in equity securities in which it owns less than a 5% interest. These investments are accounted for in accordance with the fair value method. Under this method, such investments are measured at fair value, with changes in fair value recognized in earnings within the consolidated statements of operations. As of December 31, 2025, and December 31, 2024, the Company had investments of $243,572 and $218,147, respectively, representing investments in capital of Lottery RS (657 shares), Telekom Srpske (169,921 shares), and BH Telekom (15,228 shares).

Companies within the Meridian Group, namely Meridian Tech Ltd. Serbia and Meridianbet Ltd. Montenegro, invested funds during October 2025 in government bonds of the Republic of Romania and the Republic of Serbia.

On October 29, 2025, Meridian Tech Ltd. Serbia invested funds in the amount of $1,192,027 for the purchase of eurobonds of the Republic of Serbia, ISIN: XS2580270275, maturity September 26, 2033, with an annual coupon rate of 6.50%.

On October 29, 2025, Meridian Tech Ltd. Serbia invested funds in the amount of EUR 1,729,421 (approximately $1,971,000) for the purchase of eurobonds of the Republic of Romania, ISIN: XS3021378032, maturity July 11, 2032, with an annual coupon rate of 5.875%.

On October 24, 2025, Meridianbet Ltd. Montenegro invested funds in the amount of EUR 214,528 (approximately USD 252,070) for the purchase of eurobonds of the Republic of Romania, ISIN: XS3021378032, maturity July 11, 2032, with an annual coupon rate of 5.875%.

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

The lease cost for the twelve months ended December 31, 2025, and 2024, was $4,183,229 and $3,404,273, respectively.

As of December 31, 2025, and December 31, 2024, the right-of-use asset was $6,296,336 and $7,643,504, respectively, and there was also a current lease liability of $2,656,508 and $2,378,896, respectively, and a non-current lease liability of $3,562,859 and $5,193,847, respectively.

Maturities of lease liabilities as of December 31, 2025, were as follows:

Operating Lease
2026	$3,141,176
2027	2,552,223
2028	589,260
2029	355,622
2030	146,749
Thereafter	77,842
Total lease payments	6,862,872
Less imputed interest	643,505
Present value of lease liability	$6,219,367

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include management’s compensation payable of $295,165 and $19,655, as of December 31, 2025, and December 31, 2024, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of December 31, 2025, and December 31, 2024, taxes payable are $5,011,261 and $3,774,418, respectively. The components of taxes payable are as follows:

	As of December 31, 2025	As of December 31, 2024
Stamps, duties and other taxes	3,645,241	2,369,595
Corporate income tax payable	1,366,020	1,404,823
Total taxes payable	$5,011,261	$3,774,418

NOTE 15 – LONG TERM LIABILITIES

Unicredit Bank Facility

On May 1, 2024, effective May 16, 2024, Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd (Meridian Tech d.o.o.)(“Meridian Serbia”)  entered into a Facility Agreement dated as of April 30, 2024 (the “Facility Agreement”) with Unicredit Bank Serbia JSC Belgrade (“Unicredit Bank”).  UniCredit Bank agreed to loan Meridian Serbia up to 2,350,000,000 Serbian dinars (approximately $21,850,000 as of the agreement signing date), pursuant to the terms of the Facility Agreement (the “Loan”).

A total of $11 million of the proceeds from the Loan was paid to the Meridian Sellers pursuant to the terms of the MeridianBet Purchase Agreement.

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

The Company recorded a debt discount of $908,037 related to the Unicredit Bank facility in connection with advisory services provided by Citigroup Global Markets Limited. The debt discount was amortized to interest expense. As of December 31, 2025, the unamortized debt discount was $403,572.

For the twelve months ended December 31, 2025, the Company paid $11,023,128 to Unicredit Bank against the loan, including the principal amount of $9,627,539, and interest accrued of $1,395,589. As of December 31, 2025, the principal balance of the loan was $13,327,795.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of December 31, 2025, the requirement under the Financial Covenant has been met.

On April 9, 2025, Meridian Serbia entered into a short-term credit line agreement, in the amount of RSD 117,182,900 (equivalent to EUR 1,000,000; approximately $1,173,560) from UniCredit Bank for working capital financing of the Company. The maturity date for the loan is 12 months, due on April 8, 2026. The Bank charges interest at the nominal interest rate equal to one-month BELIBOR plus 2.00% p.a.

For the twelve months ended December 31, 2025, the Company paid $612,464 to Unicredit Bank against the loan, including the principal amount of $563,670 and interest accrued of $48,794. As of December 31, 2025, and December 31, 2024, the principal balance of the loan was $586,611 and $0.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000 as of the agreement signing date) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 24 months ending April 2026. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the twelve months ended December 31, 2025, the Company paid $2,100,464 to Hipotekarna Bank against the loan, including the principal amount of $2,042,504, and interest accrued of $57,960. As of December 31, 2025, and December 31, 2024, the principal balance of the loan was $307,496 and $1,324,361, respectively.

On December 9, 2024, MeridianBet Montenegro entered into a short-term loan, in the amount of EUR 1,000,000 (approximately $1,039,000) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds is 12 months ending December 31, 2025. The Bank charges effective interest at the annual rate of 5.79% (nominal interest rate 5.3%).

For the twelve months ended December 31, 2025, the Company paid $1,212,776 to Hipotekarna Bank against the loan, including the principal amount of $1,175,000, and interest accrued of $37,776. As of December 31, 2025, and December 31, 2024, the principal balance of the loan was $0 and $1,038,900, respectively.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The term of using the funds is the 24 months ending on April 1, 2026, when the entire loan amount becomes due. The effective interest is at the annual rate of 7%. As of December 31, 2025, and December 31, 2024, the principal balance of the loan was $2,350,000 and $2,065,680, respectively.

Makerplay Entretenimento & Marketing Limitada Facility

On December 1, 2025, the Company entered into a loan agreement with Makerplay Entretenimento & Marketing Limitada (the “Lender”), under which the Company received a loan in the amount of R$ 5,500,000 (approximately $999,564). The loan originates from funds contributed by the Lender as part of its investment in Meridian Gaming Brasil SCP (PINBET), where Makerplay acts as the silent partner, and the Company (Meridian Gaming Brasil SPE Ltda) acts as the managing partner. The loan bears interest at the statutory rate in accordance with Article 406 of the Brazilian Civil Code and is repayable in full, together with accrued interest, within five years from the execution date of the agreement. As of December 31, 2025 and December 31, 2024, the outstanding principal balance of the loan amounted to $999,564 and $0, respectively.

Lind Global Asset Management VIII LLC Securities SPA / Promissory Note

On July 2, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management VIII LLC, a Delaware limited partnership (the “Investor”), pursuant to which the Company issued to the Investor a secured, two-year, interest free convertible promissory note in the principal amount of $12,000,000 (the “Secured Convertible Note”) and a common stock purchase warrant (the “Lind Warrant”) to acquire 62,500 shares of common stock of the Company, at an exercise price of $48.00 per share. The Lind Warrant expires on July 2, 2029. A total of $10,000,000 was funded under the Secured Convertible Note (representing the principal amount less an original issue discount of 20%) on July 3, 2024 (the “Funding Date”). In connection with the issuance of the Secured Convertible Note and the Lind Warrant, the Company paid a $250,000 commitment fee to the Investor. The Secured Convertible Note was convertible into shares of common stock of the Company by the Investor at any time at a conversion price of $48.00 per share.

The Company recorded a debt discount of $3,754,575 related to the issuance of the Secured Convertible Note. The total debt discount was comprised of the relative fair value of the Lind Warrant, the $2,000,000 issue discount, the commitment fee, $432,398 of advisory fees in connection with the debt issuance to Citigroup Global Markets Limited, and other issuance costs. The relative fair value of the Lind Warrant was $1,007,482 and was calculated using the Black-Scholes option pricing model. As of December 31, 2025, the unamortized debt discount was $0.

In addition, the Company amortized $664,020 of advisory fees into interest expense related to future services to be provided by Citigroup Global Markets Limited, as the Company does not expect to utilize such services.

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

For the twelve months ended December 31, 2025, the Company paid a total of $9,600,000 to the Investor against the loan through cash payments. As of December 31, 2025, the Secured Convertible Note was paid off.

As of December 31, 2025 and December 31, 2024, long term liabilities amount to $17,171,942 and $31,655,487, respectively, which are attributable to Unicredit Bank facility, Hipotekarna Bank facility and the Igor Salindrija facility, as discussed above.

Maturities of long-term loan as of December 31, 2025 and December 31, 2024, are as follows:

Long term loan	As of December 31, 2025	As of December 31, 2024
Within 1 year	$10,581,035	$17,291,241
Within 1-2 Years	6,590,907	14,364,246
Present value of loan liability	$17,171,942	$31,655,487

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of December 31, 2025, and December 31, 2024, other current liabilities were $1,592,958 and $1,090,063, respectively. The components of other current liabilities are as follows:

Description	As of December 31, 2025	As of December 31, 2024
Staff costs payable	$608,859	$577,788
Other current payables	141,662	148,345
Rent deposits received	2,513	2,233
Bank overdraft	-	83,965
Dividends payable	-	38,671
Customer deposit	839,924	239,061
Total other current liabilities	$1,592,958	$1,090,063

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, and fees.

 Other Non-Current Liabilities

As of December 31, 2025, and December 31, 2024, other non-current liabilities were $3,742,859 and $6,658,377, respectively. The components of other non-current liabilities are as follows:

	As of December 31, 2025	As of December 31, 2024
Leases payable	$3,422	$36,348
Retirement benefits	16,088	14,674
Deferred tax liabilities	-	6,607,355
Total other non-current liabilities	$19,510	$6,658,377

The increase in deferred tax liabilities resulted from the MeridianBet Acquisition and Classics Holding acquisition, which led to the recognition of intangible assets and corresponding deferred tax liabilities. These deferred tax liabilities have been amortized in line with the amortization and impairment of the related intangible assets.

NOTE 17 – RELATED PARTY TRANSACTIONS

All related-party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Aleksandar Milovanović, Zoran Milošević and Snežana Božović

On April 9, 2024, Golden Matrix completed the acquisition of 100% of MeridianBet Group, from the Meridian Sellers, effective for all purposes as of April 1, 2024. The MeridianBet Acquisition is described in greater detail under  “Note 22 – MeridianBet Group Purchase Agreement”.

Dividends Paid to the Meridian Sellers

For the twelve months ended December 31, 2025, and 2024, dividends paid to the former owners are as follows:

Owners	Dividends Paid Twelve Months Ended December 31, 2025	Dividends Paid Twelve Months Ended December 31, 2024
Aleksandar Milovanović	$-	$468,694
Zoran Milošević	-	165,562
Snežana Božović	-	5,450
Other dividends paid	-	129,828
Total dividends paid	$-	$769,534

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

On January 12, 2025, the Company granted 25,000 restricted stock units to Mr. Milošević in consideration for future services to be rendered by Mr. Milošević through December 2025. The restricted stock units were subject to vesting, to the extent that certain performance metrics are met by the Company and Mr. Milošević’s continued service through the applicable vesting date. Fifty percent of the RSUs are expected to vest upon the filing of the Company’s Form 10-K.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Mr. Milošević was $174,081 and $97,539, respectively. As of December 31, 2025, and December 31, 2024, the accrued Quarterly Salary was $429,077 and $158,081, respectively, which is expected to be settled in stock.

Snežana Božović, Director, Chief Operating Officer of Meridian Serbia and Secretary of the MeridianBet Group

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

On January 12, 2025, the Company granted 6,250 restricted stock units to Ms. Božović in consideration for future services to be rendered by Ms. Božović through December 2025. The restricted stock units were subject to vesting, to the extent that certain performance metrics are met by the Company and Ms. Božović’s continued service through the applicable vesting date. Fifty percent of the RSUs are expected to vest upon the filing of the Company’s Form 10-K.

On May 9, 2024, the Company also granted an additional 6,250 restricted stock units to Ms. Božović. The RSUs will vest at the rate of 781 RSUs every six months over the next four years.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Ms. Božović was $144,159 and $97,539, respectively. As of December 31, 2025, and December 31, 2024, the accrued Quarterly Salary was $144,077 and $53,081, respectively, which is expected to be settled in stock.

William Scott, the Company’s Interim Chief Executive Officer, President and Director

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

On November 26, 2025, the Company appointed Mr. Scott, the Executive Chairman of the Board of Directors of the Company, as Interim Chief Executive Officer and Principal Executive Officer of the Company to take effect upon the resignation of Mr. Goodman, which as discussed below, was effective on December 12, 2025.

During the twelve months ended December 31, 2025, and 2024, total consulting fees paid to Mr. Scott were $90,000 and $61,136, respectively.

Anthony Brian Goodman, the Company’s former Chief Executive Officer and former Director

Mr. Anthony Brian Goodman served as a Director and Chief Executive Officer of Golden Matrix (and subsequently the Company) until December 12, 2025.

On June 18, 2024, the Company entered into a First Amendment to First Amended and Restated Employment Agreement (“Goodman Agreement”) with Mr. Goodman to increase the annual basic salary payable to Mr. Goodman to $396,000 per year, plus Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 12%).

On November 25, 2025, the Company entered into a Severance and Release Agreement (the “Severance Agreement”) with Mr. Goodman, pursuant to which (i) the Company and Mr. Goodman mutually agreed to terminate Mr. Goodman’s employment with the Company effective as of December 12, 2025, unless otherwise agreed between the parties (the “Termination Date”), and (ii) the Company agreed to pay Mr. Goodman a $951,750 severance payment (representing eighteen months of Mr. Goodman’s base salary ($434,500), plus Mr. Goodman’s 2025 targeted bonus ($300,000)) (the “Severance Payment”) and $46,792 in accrued, unused vacation pay (the “Accrued Vacation Pay”).

Effective December 12, 2025, Mr. Goodman resigned as President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, and as a member of the Board of Directors of the Company and each of its subsidiaries. As of that date, the Severance Agreement became irrevocable in accordance with its terms.

On December 12, 2025, Mr. Goodman converted 1,000 shares of the Company’s Series B Voting Preferred Stock into 83,333 shares of the Company’s common stock.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Mr. Goodman was $386,952 and $260,040, respectively. In addition, during the twelve months ended December 31, 2025, the Company paid $998,542 to Mr. Goodman in connection with the Severance Agreement.

Rich Christensen, the Company’s Chief Financial Officer

On March 5, 2025, the Board of Directors appointed Rich Christensen, to serve as the Chief Financial Officer of the Company, effective the day after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was March 24, 2025.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Mr. Christensen was $285,577 and $0, respectively.

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

On June 18, 2024, the Company entered into a First Amendment to First Amended and Restated Employment Agreement (“Feng Agreement”) with Ms. Feng to increase the annual basic salary payable to Ms. Feng to $216,000 per year, plus Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 12%).

During the twelve months ended December 31, 2025, and 2024, total salary paid to Ms. Feng was $223,200 and $150,200, respectively.

Thomas E. McChesney,a former member of the Board of Directors of the Company

Mr. Thomas E. McChesney served as a Director of Golden Matrix (and subsequently the Company) from April 2020 until December 2025.

Effective June 1, 2024, the monthly compensation for Mr. McChesney’s service on the Board increased from $5,000 per month to $7,500 per month.

On December 12, 2025 and effective December 12, 2025, Mr. McChesney  entered into a Director Separation Agreement (the “McChesney Director Separation Agreement”) with the Company pursuant to which (i) Mr. McChesney resigned from all of his Board and committee positions, (ii) the Company paid Mr. McChesney $60,000 in cash consideration for past services rendered as a member of the Board and in lieu of 2025 Board incentive compensation which he was eligible to earn, and (iii) all unvested restricted stock units (RSUs) previously granted to Mr. McChesney were forfeited. The McChesney Director Separation Agreement includes a customary mutual release and additional customary confidentiality and mutual non-disparagement provisions, subject to customary exclusions.

During the twelve months ended December 31, 2025, and 2024, total consulting fees paid to Mr. McChesney were $90,000 and $62,500, respectively. In addition, during the twelve months ended December 31, 2025, the Company paid $60,000 to Mr. McChesney in connection with the McChesney Director Separation Agreement.

Murray G. Smith, a member of the Board of Directors of the Company

Mr. Murray G. Smith has been serving as a Director of Golden Matrix (and subsequently the Company) since 2020. Following the MeridianBet Acquisition, he continues to serve as a Director of the Company.

Effective June 1, 2024, the monthly compensation for Mr. Smith’s service on the Board increased from $5,000 per month to $7,500 per month.

On June 16, 2025, the Company extended the expiration date of 8,333 stock options previously granted to Mr. Murray, which were originally set to expire on August 1, 2025. The expiration date was extended by one year. The options have an exercise price of $32.04 per share. As a result of the modification, the Company recognized incremental stock-based compensation expense of $30,138.

During the twelve months ended December 31, 2025, and 2024, total consulting fees paid to Mr. Smith were $90,000 and $62,500, respectively.

Atul Bali, a member of the Board of Directors of the Company

Effective December 18, 2025, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors appointed Mr. Atul Bali to the Board of Directors. Mr. Bali was also appointed as a member of the Audit Committee and the Nominating and Corporate Governance Committee, and as Chairman of the Compensation Committee, with such appointments effective immediately.

Brett Goodman, Vice President of Business Development and son of the Company’s former Chief Executive Officer

Mr. Brett Goodman, son of the Company’s former Chief Executive Officer, has been serving as the VP of Business Development at Golden Matrix (and subsequently the Company) since 2022. Following the MeridianBet Acquisition, he continues to hold the same position in the Company.

Effective August 1, 2024, the Board approved an increase in Mr. Brett Goodman’s annual base salary to $108,000, in addition to Superannuation contributions as required by the Australian Government's Superannuation Guarantee (Administration) Act 1992, currently set at 12%.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Mr. Brett Goodman was $108,000 and $73,000, respectively.

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s former Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s former Chief Executive Officer

On April 1, 2024, following the MeridianBet Acquisition, the Company assumed the License Agreement with Articulate, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay Golden Matrix a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

During the twelve months ended December 31, 2025, and 2024, revenues from Articulate were $137,286 and $0, respectively. As of December 31, 2025 and 2024, the amount receivable from Articulate was $132,072 and $313,509, respectively.

Elray Resources Inc., Mr. Goodman, the Company’s former CEO, serves as CEO & Director of Elray, and Ms. Feng, the Company’s COO, serves as Treasurer and Director of Elray.

On April 1, 2024, the Company assumed the Software License Agreement with Elray Resources, Inc. (“Elray”), in which the Company granted Elray a license for the use and further distribution of certain of Golden Matrix’s online games. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

During the twelve months ended December 31, 2025, and 2024, revenues from Elray were $40,597 and $36,205, respectively. As of December 31, 2025 and 2024, the amount receivable from Elray was $40,508 and $35,911, respectively.

Top Level doo Serbia, MG Canary, and Ino Network

The accounts receivable-related party from Top Level doo Serbia, and Ino Network, amounts to $274,873 and $317,125 as of December 31, 2025, and December 31, 2024, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $270,226 and $288,157, separately.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

NOTE 18 - EQUITY

The historical shareholders’ equity of MeridianBet Group (the accounting acquirer /legal acquiree) prior to the reverse merger (the MeridianBet Acquisition) has been retrospectively adjusted (a recapitalization) for the equivalent number of shares received by the former owners of MeridianBet Group as required under ASC 805.

Preferred Stock

The Company has 20,000,000 shares of $0.00001 par value preferred stock authorized.

As of December 31, 2025, and December 31, 2024, 0 and 1,000 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of December 31, 2025, and December 31, 2024, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of December 31, 2025, and December 31, 2024, 19,998,000 and 19,998,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of December 31, 2025, and December 31, 2024, 25,000,000 and 300,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 12,641,023 and 10,770,249 shares were issued and outstanding, respectively.

Common Stock Transactions

On January 1, 2025, 89,258 shares of restricted common stock were issued to five individuals as consideration to acquire a 15.5% minority interest in Meridian Worldwide CY Limited.

On January 1, 2025, 67,897 shares of restricted common stock were issued to one individual as consideration to acquire a 24.5% minority interest in Meridian Gaming Peru S.A.C.

On January 13, 2025, Aleksandar Milovanović (“Milovanović”), one of the Meridian Sellers agreed to convert the $501,590 remaining due under the Deferred Cash Convertible Promissory Note (defined and discussed below in “Note 22 – MeridianBet Group Purchase Agreement”) into 20,899 shares of common stock of the Company at a conversion price of $24.00 per share. The Deferred Cash Convertible Promissory Note was convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $36.00, subject to a floor of $24.00 per share.

As of February 23, 2025, a total of $1,165,358 of the $5,000,000 due to the Meridian Sellers as contingent cash consideration, which was due six months following the acquisition of MeridianBet Group remained due to Milovanović (the “Remaining Contingent Cash”). On February 23, 2025, the Company and Milovanović entered into a Debt Conversion Agreement dated February 18, 2025 (the “February 2025 Debt Conversion Agreement”), pursuant to which the Company and Milovanović agreed to convert the Remaining Contingent Cash into 53,951 shares of common stock of the Company, based on a conversion price of $21.60 per share.

On April 9, 2025, we entered into the Sixth Amendment to the MeridianBet Purchase Agreement with the Meridian Sellers. The amendment confirmed that $179,540 of the $10 million of non-contingent consideration which was due to the Sellers 12 months after the closing date of the acquisition of MeridianBet Group had already been paid and provided that the remaining amounts would be partially converted into common stock. Specifically, $9,445,460 owed to Milovanović was converted into 403,652 shares at $23.40 per share; $100,000 owed to Milošević and $25,000 owed to Božović was converted into 4,166 and 1,041 shares, respectively, at $24.00 per share. The remaining $150,000 owed to Milošević and $100,000 owed to Božović was originally due on October 9, 2025, and has been extended to a later date by mutual agreement.

On April 28, 2025, the Company issued 17,219 shares of its common stock to the Classics Sellers to fully satisfy the True-Up Amount of $518,651, which had been determined on February 17, 2025. The shares were issued in accordance with the terms of the Classic Holding’s Share Exchange Agreement, pursuant to which the Company had the option to settle the True-Up Amount in cash, shares, or a combination thereof. The shares were valued based on the US$ Agreed Value at $30.12 per share as defined in the agreement.

On August 21, 2025, we entered into the Seventh Amendment to the MeridianBet Purchase Agreement with the Meridian Sellers. The amendment provided that (i) $200,000 of the 18-month consideration payable to Aleksandar Milovanović and (ii) $30,000 each of the 12-month consideration payable to Zoran Milošević and Snežana Božović would be converted into common stock of the Company pursuant to a separate Post-Closing Cash Conversion Agreement entered on the same date. Under that agreement, Milovanović received 12,919 shares of common stock at a value of $15.48 per share, and Milošević and Božović each received 1,879 shares of common stock at a value of $15.96 per share. The remaining unpaid 18-month post-closing cash consideration, originally due by October 9, 2025, was subsequently extended to October 9, 2026.

On September 9, 2025 (effective as of August 29, 2025), we entered into the Eighth Amendment to the MeridianBet Purchase Agreement with the Aleksandar Milovanović, one of the Meridian Sellers, to provide that $500,000 of the 18-month non-contingent post-closing cash consideration payable to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement. Under the Conversion Agreement, $100,000 was converted into 6,775 shares of common stock at a conversion price of $14.76 per share (effective August 29, 2025), $100,000 was converted into 8,169 shares of common stock at a conversion price of $12.24 per share (effective September 5, 2025), $100,000 was converted into 8,250 shares of common stock on September 12, 2025 at $12.12 per share based on the closing share price of the Company’s common stock on the same date, $100,000 was converted into 8,397 shares of common stock on September 19, 2025 at $11.88 per share based on the closing share price of the Company’s common stock on the same date, and $100,000 was converted into 7,122 shares of common stock on September 26, 2025 at $14.04 per share based on the closing share price of the Company’s common stock on the same date.

On November 7, 2025 (effective as of October 9, 2025), we entered into the Ninth Amendment to the MeridianBet Purchase Agreement with the Meridian Sellers, which amended the Purchase Agreement to provide that a total of $8,000,000 of the 18 Month Non-Contingent Post-Closing Cash Consideration owed by the Company to Aleksandar Milovanović, one of the Meridian Sellers, would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement. On November 7, 2025, Milovanović and the Company entered into the Conversion Agreement dated and effective October 28, 2025, pursuant to which a total of $8,000,000 of 18 Month Non-Contingent Post-Closing Cash Consideration due to Milovanović from the Company was converted into 666,666 shares of Company common stock (based on a conversion price of $12.00 per share).

On November 10, 2025, the Company entered into Debt Conversion Agreements dated and effective August 28, 2025, with the minority interest holders of Meridian Gaming Ltd., a company formed and registered in the Republic of Malta, a wholly-owned subsidiary of the Company, pursuant to which a total of $24,000 owed to such minority interest holders were converted into 1,550 shares of common stock of the Company, based on a conversion price of $15.48 per share.

On December 12, 2025, the Company’s former Chief Executive Officer, Anthony Brian Goodman, converted 1,000 shares of the Company’s Series B Voting Preferred Stock into 83,333 shares of the Company’s common stock, pursuant to the Amended and Restated Certificate of Designation of Meridian Holdings Inc. establishing the designations, preferences, limitations, and relative rights of the Series B Voting Preferred Stock (the “Designation”), as approved by the Board of Directors on March 11, 2022.

The Company owes quarterly salaries of $573,154 to Zoran Milošević and Snežana Božović which are expected to be settled in shares.

During the twelve months ended December 31, 2025, 26,667 unregistered shares of restricted common stock, with a value of $682,801, were issued for services.

Equity Distribution Agreement

On November 22, 2024, we entered into an Equity Distribution Agreement with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Distribution Agreement, the Company may sell, at its option, up to an aggregate of $14.7 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Distribution Agreement, if any, will be made under a Registration Statement on Form S-3. Subject to the terms and conditions of the Distribution Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including without limitation sales made directly through The Nasdaq Capital Market, by means of ordinary brokers’ transactions, in negotiated transactions, to or through a market maker other than on an exchange or otherwise, at market prices prevailing at the time of sale, at prices related to such prevailing market prices, or at negotiated prices and/or any other method permitted by law. The Company is not obligated to sell, and Craig-Hallum is not obligated to buy or sell, any shares of common stock under the Distribution Agreement.

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

During the twelve months ended December 31, 2025, we sold an aggregate of 204,285 shares of our common stock under the ATM Program for net proceeds of approximately $2,960,897, after deducting commissions.

Stock Repurchase Program

On December 16, 2025, the Board of Directors of the Company approved a share repurchase program for the purchase of up to $3.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program is scheduled to expire on December 15, 2026, when a maximum of $3.0 million of the Company’s common stock has been repurchased, or when such program is discontinued by the Company.

During the twelve months ended December 31, 2025, the Company purchased the following shares of common stock in open market purchases:

Period	Shares	Average Price Paid Per Share	Total Amount
December 1 – December 31, 2025	12,079	$10.16	$122,778
Total	12,079	$10.16	$122,778

The shares purchased are held in treasury until the transfer agent actually accepts the repurchased shares for cancellation and updates the record to cancel the shares, and the treasury stock is carried at cost. The shares purchased in December 2025 are held in treasury. There are no commitments to purchase additional shares of common stock.

2018 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2018 Equity Incentive Plan following the MeridianBet Acquisition. No options or warrants were outstanding prior to April 1, 2024.

The following table represents the stock option activity for the twelve months ended December 31, 2025:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2024	40,833	$26.76
Options expired	(12,500)	$37.32
Options exercised	(5,000)	$9.60
Options Outstanding as of December 31, 2025	23,333	$24.84
Options Exercisable as of December 31, 2025	23,333	$24.84

On June 16, 2025, the Company agreed to extend the exercise period of certain stock options by one year, which covered options granted to one employee and one consultant to purchase 15,000 shares of common stock at an exercise price of $20.88 per share and options granted to one director to purchase 8,333 shares of common stock at an exercise price of  $32.04 per share. The Company recorded a total of $118,741 in expense due to the option extension.

The total compensation cost related to stock options granted including the option extension as discussed above was $118,741 and $98,582, for the twelve months ended December 31, 2025 and 2024, respectively.

2022 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2022 Equity Incentive Plan (the “2022 Plan”) following the MeridianBet Acquisition. The 2022 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant.

The following table represents the RSUs activity under the 2022 Plan for the twelve months ended December 31, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	153,130
RSUs granted	-
RSUs forfeited	(739)
RSUs vested and settled in shares of common stock	(109,161)
RSUs Outstanding as of December 31, 2025	43,230

2023 Equity Incentive Plan

On April 1, 2024, the Company assumed Golden Matrix’s 2023 Equity Incentive Plan (the “2023 Plan”) following the MeridianBet Acquisition. The 2023 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) 416,666 shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) 416,666 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 4,166,666 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 4,166,666 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options. On April 1, 2024, the number of shares eligible for issuance under the 2023 Plan increased automatically by 150,678 shares and on April 1, 2025, the number of shares eligible for issuance under the 2023 Plan increased by 302,666 shares (the Board of Directors took action prior to April 1, 2025, to limit the automatic increase under the 2023 Plan, which would have increased by 416,666 shares, to 302,666 shares, to take into account a total of 114,000 of awards made under the 2022 Plan, after the adoption of the 2023 Plan).

The following table represents the RSUs activity under the 2023 Plan for the twelve months ended December 31, 2025:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2024	833
RSUs granted	134,458
RSUs forfeited	(8,610)
RSUs vested	(62,514)
RSUs Outstanding as of December 31, 2025	64,167

The total compensation cost related to RSUs was $2,982,115 and $3,484,770 for the twelve months ended December 31, 2025 and 2024, respectively.

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

•	GMAG – This segment generates revenue through the Company’s resale of third-party gaming content, primarily serving customers in the Asia-Pacific region.

•	RKings & CFAC – This segment includes revenues from pay-to-enter prize competitions and trade promotions, conducted through RKings in the UK and Classics in Australia.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the twelve months ended
	December 31, 2025
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	124,560,589	14,506,471	43,796,313	182,863,373
Cost of revenue	(36,970,553)	(10,034,045)	(32,313,452)	(79,318,050)
Segment gross profit	87,590,036	4,472,426	11,482,861	103,545,323

Less:
Selling, general and administrative expenses	16,747,988	1,366,493	2,284,269	20,398,750
Salaries and wages	22,202,066	1,706,263	1,183,979	25,092,308
Professional fees	2,268,867	322,235	73,423	2,664,525
Marketing expenses	19,925,559	882,517	5,748,539	26,556,615
Rents and utilities	7,657,563	142,123	179,104	7,978,790
Bad debt expense	565,827	159,234	-	725,061
Segment income/(loss) from operations	18,222,166	(106,439)	2,013,547	20,129,274

Less:
Holding company expenses				5,123,774
Restructuring costs				113,455
Stock-based compensation expenses				4,091,449
Impairment loss				91,819,422
Depreciation expenses				5,984,384
Amortization expenses				9,165,798
Total income (loss) from operations				(96,169,008)

Total revenues by geographic region are as follows:

	For the twelve months ended
	December 31, 2025	December 31, 2024
UK	$35,076,289	$27,788,261
Europe (UK-Excl.)	102,494,437	89,556,566
Central and South America	8,880,440	5,329,576
Asia Pacific (Australia Excl.)	12,215,335	11,230,611
Australia	8,720,024	4,613,457
Africa	15,476,848	12,597,061
Total	$182,863,373	$151,115,532

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – INCOME TAXES

Provision for Income Taxes

The components of the provision for income taxes were as follows:

	2025	2024
Current Taxes
U.S. Federal	(148,300)	148,300
Foreign	2,245,978	3,196,802
Current Taxes	2,097,678	3,345,102

Deferred Taxes
U.S. Federal	(1,303,296)	197,295
Foreign	(6,000,576)	(924,030)
Deferred Taxes	(7,303,872)	(726,735)

Provision for income taxes	(5,206,194)	2,618,367

U.S. and foreign components of income before taxes were as follows:	2025	2024
United States	(36,126,857)	(9,022,353)
Foreign	(61,061,473)	11,030,871
Income before income taxes	(97,188,330)	1,208,518

Effective Tax Rate

The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the year ended December 31, 2025, as required by ASU 2023-09 (see " Recently adopted accounting pronouncements" caption in for more information):

	For the Year Ended December 31,
	2025
U.S. Federal statutory income tax rate	(20,409,549)	21.0%
Foreign tax effects
Australia
Goodwill Impairment	2,264,349	-2.3%
Other	(655,746)	0.7%
United Kingdom
Goodwill Impairment	9,413,835	-9.7%
Foreign Rate Differential	(2,213,700)	2.3%
Other	2,039,610	-2.1%
Other foreign jurisdictions	(1,780,037)	1.8%
Effect of cross-border laws
GILTI Inclusion	2,031,562	-2.1%
Sec. 250 Deduction	(496,847)	0.5%
Other	1,829	0.0%
Non-taxable or non-deductible items
Goodwill Impairment	3,735,779	-3.8%
Other	862,721	-0.9%
Effective Income Tax Expense	(5,206,194)	5.4%

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

For the Year Ended December 31,
2024
Income tax expense at federal statutory rate	253,789
Stock-based Compensation	971,787
Transaction Costs	202,069
GILTI Inclusion	1,234,434
Representation Expenses	23,302
Impairment of Assets	6,750
Effects of Transfer Pricing	64,601
Other Permanent Items	4,646
Tax Credits	(1,488,973)
Foreign Rate Differential	(948,027)
Other Taxes	825,519
Tax Contingency	1,468,472
Income Tax Expense	2,618,369

Cash Taxes Paid

The components of cash income taxes paid net of refunds are as follows:

For the Year Ended December 31,
2025
Income taxes paid
Federal	-
Foreign
Australia	495,728
Bosnia	236,674
Montenegro	342,102
Peru	274,517
Serbia	346,699
United Kingdom	346,139
Other	30,080

Total	2,071,939

Deferred Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities consisted of the following:

	2025	2024
Deferred Tax Assets:
Net operating loss	2,915,964	277,950
Employee Benefits	94,828	2,341
Other	291,438	106,619
Gross Deferred Tax Assets	3,302,230	386,910
Valuation Allowance	(2,731,965)	-
Total Deferred Tax Assets	570,265	386,910

Deferred Tax Liabilities
Depreciation and Amortization	0	6,980,141
Other	76,602	14,124
Total Deferred Tax Liabilities	76,602	6,994,265

Net deferred tax liability	493,662	(6,607,355)

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards that may not be realized. The Company will continue to evaluate the need to adjust the valuation allowance. The amount of the deferred tax asset considered realizable, however, could be adjusted depending on the Company's performance in certain subsidiaries or jurisdictions.

Deferred taxes consist of net deferred tax assets of $0.5 million, inclusive of a valuation allowance of $2.7 million as of December 31, 2025. Our valuation allowance increased by $2.7 million for the year ended December 31, 2025, respectively, due primarily to foreign net operating losses. The Company does not anticipate any significant changes to the total amount of unrecognized deferred tax assets within the next 12 months following the reporting date. Deferred tax assets have not been recognized with respect to these items because it is not probably that future taxable profit will be available against which the Company can utilize the benefits.

As of December 31, 2025, the Company has gross foreign net operating loss carryforwards of $10.2 million. These net operating losses are eligible to be carried forward indefinitely. Recognition of some of these loss carryforwards is subject to an annual limit.

At December 31, 2025, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2025.

The Company is subject to examination in the United States, Serbia, and other foreign jurisdictions. As of December 31, 2025, tax years 2019 to 2025 are subject to examination by the tax authorities.

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in two related court actions. They were also engaged in another two court actions (one from each side) in which they were seeking the liquidation of Fair Champions. These liquidations applications were closed without damages. The former proceedings are pending in the District Court of Limassol, Cyprus, being 1) Case No. 1080/2017, filed on 08/05/2017; and 2) Case No. 418/2017, filed on 17/02/2017. In the first action, the minority shareholders are asserting derivative claims on behalf of Fair Champions. In the second action, Meridian Serbia has sued certain minority shareholders for misrepresentations made at the time of the Company’s acquisition of its majority interest in Fair Champions. MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, and as such, a reserve has not been accrued.

Meridian Malta is carrying out a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises), before the competent Greek Courts. The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities issued initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece unlawfully assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The Company is vigorously defending this dispute and believes that the dispute will be resolved in the Company's favor, but out of prudence, the Company has accrued a tax expense of $1,468,472 for the said dispute.

The Company is in a dispute with Mr. Paul Hardman, one of the former owners of RKings, regarding certain consideration totaling approximately $626,450 (GBP 500,000) that Mr. Hardman has alleged remains payable to him pursuant to the RKings Purchase Agreement, and which the Company contends was forfeited. This amount is accrued and included in the Company’s liabilities as of December 31, 2024. The Company’s dispute and related claims arise from alleged breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. While no formal legal proceedings have been initiated by either party to date, the Company is actively pursuing resolution of the matter. Based on a settlement proposal received from legal counsel, the Company expects to resolve the dispute for at most approximately GBP 170,000 (approximately $230,000), and accordingly recorded a reduction to the contingent liability of approximately GBP 330,000 (approximately $440,000).

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

On April 9, 2024, the MeridianBet Acquisition was completed, and Golden Matrix acquired 100% of MeridianBet Group, effective for all purposes as of April 1, 2024. In connection with the MeridianBet Acquisition, on April 9, 2024, Golden Matrix (A) issued 6,845,154 restricted shares of Golden Matrix’s common stock to the Meridian Sellers and 1,000 shares of Golden Matrix’s Series C Preferred Stock; (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes, payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

Pursuant to the terms of the MeridianBet Purchase Agreement, Golden Matrix was also required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the MeridianBet Acquisition, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 and (ii) 416,666 restricted shares of common stock (the “Contingent Shares” and collectively, the “Contingent Post-Closing Consideration”) which was due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Conditions (defined below) have been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000, and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date and $10,000,000 is due 18 months after the closing date (“Non-Contingent Post-Closing Cash Consideration”).

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

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital and Related Transactions

On June 17, 2024, and effective on April 9, 2024, the Company and the Meridian Sellers entered into a Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fourth Amendment”), which amended the MeridianBet Purchase Agreement to (a) clarify the previous payment of $11 million of the Deferred Cash Consideration to the Meridian Sellers on or around May 17th or May 20, 2024; (b) provide that $4 million of the Deferred Cash Consideration would be satisfied by the issuance of shares of common stock of the Company pursuant to a June 2024 Debt Conversion Agreement; (c) provide that $3 million of the Deferred Cash Consideration would be satisfied by the entry into a “Deferred Cash Convertible Promissory Note”, discussed below; and (d) waive all interest which accrued on the $18 million of deferred cash consideration pursuant to the terms of the MeridianBet Purchase Agreement. The Deferred Cash Convertible Promissory Note does not accrue interest unless an event of default thereunder occurs and upon an event of default accrues interest at 12% per annum. The full amount of the note was due and payable on December 17, 2025, unless earlier paid. Milovanović had the right, from time to time, to declare up to $2 million of the principal amount of the note to be due and payable, prior to January 1, 2025, upon written notice to the Company, after which the Company has three days to pay such amount(s).

The Deferred Cash Convertible Promissory Note is convertible into shares of common stock of the Company, at any time, from time to time, at the option of Milovanović, with written notice to the Company, based on a conversion price, determined at the option of Milovanović of either (A) (i) the average closing sales price of the Company’s common stock on the Nasdaq market over the thirty trading day period ending on the trading day immediately preceding the date of the conversion notice; (ii) minus a discount of 15%; or (B) $36.00, subject to a floor of $24.00 per share.

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As part of the consideration for the MeridianBet Acquisition, we agreed to pay the Meridian Sellers (i) $5,000,000 (the “Contingent Cash Consideration”) and (ii) 416,666 restricted shares of common stock (the “Contingent Shares”) which were due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company determined that each of the Post-Closing Conditions (defined below) were met. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date of the MeridianBet Purchase Agreement (April 9, 2024) and the “Contingent Post-Closing Conditions” are as follows: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the MeridianBet Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Meridian Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter.

On October 1, 2024, and effective on October 1, 2024, we and the Meridian Sellers entered into a Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fifth Amendment”), which amended the MeridianBet Purchase Agreement to (a) provide that the Company had the option, in its sole discretion, to accelerate the issuance of the Contingent Shares; and (b) to satisfy the payment of the Contingent Cash Consideration owed to the Meridian Sellers as follows: (A) Milovanović – a total of $2,000,000 of the Contingent Cash Consideration due to Milovanović was agreed to be satisfied in shares of Company common stock, pursuant to the terms of the October 2024 Debt Conversion Agreement, defined below, and the remaining $2,625,000 of Contingent Cash Consideration due to Milovanović, was agreed to be deferred until at least November 9, 2024, and shall thereafter be payable upon written demand by Milovanović to the Company, within two (2) business days; (B) Milošević – a total of $100,000 of the Contingent Cash Consideration due to Milošević was agreed to be satisfied in shares of Company common stock pursuant to the terms of the October 2024 Debt Conversion Agreement, and the Company agreed to pay the remaining $150,000 of Contingent Cash Consideration due to Milošević, at the rate of $50,000 per month, on each of October 1, 2024, November 1, 2024 and December 1, 2024; and (C) Božović – a total of $25,000 of the Contingent Cash Consideration due to Božović was agreed to be satisfied in shares of Company common stock, pursuant to the terms of the October 2024 Debt Conversion Agreement, and the Company agreed to pay the remaining $100,000 of Contingent Cash Consideration due to Božović, at the rate of $50,000 per month, on each of October 1, 2024 and November 1, 2024. The remaining $2,875,000 of Contingent Cash Consideration due to the Meridian Sellers as discussed above after the consummation of the transactions contemplated by the October 2024 Debt Conversion Agreement is defined herein as the “Contingent Cash Payable”. No gains or losses were recorded due to the amendment.

October 2024 Debt Conversion Agreement

Also on October 1, 2024, the Company entered into a Debt Conversion Agreement (the “October 2024 Debt Conversion Agreement”) with each of the Meridian Sellers. Pursuant to the October 2024 Debt Conversion Agreement, the Company and (a) Milovanović agreed to convert an aggregate of $2,000,000 of the Contingent Cash Consideration payable to Milovanović into 83,333 shares of common stock of the Company, based on a conversion price of $24.00 per share; (b) Milošević agreed to convert an aggregate of $100,000 of the Contingent Cash Consideration payable to Milošević into 3,623 shares of common stock of the Company, based on a conversion price of $27.60 per share, the closing sales price of the Company’s common stock on October 1, 2024, the date the October 2024 Debt Conversion Agreement became binding on all parties, since the agreement became binding after 4:00 p.m. Eastern Time on such day, which closing sales price was equal to the closing consolidated bid price on such trading day (the “Related Party Conversion Price”); and (c) Božović agreed to convert an aggregate of $25,000 of the Contingent Cash Consideration payable to Božović into 905 shares of common stock of the Company, based on a conversion price equal to the Related Party Conversion Price.

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

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On, and effective on, April 9, 2025, we and the Meridian Sellers entered into a Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Sixth Amendment”), which amended the MeridianBet Purchase Agreement to (a) confirm that $179,540 of the Non-Contingent Post-Closing Cash Consideration had already paid by the Company subsequent to the Closing Date and prior to April 9, 2025; (b) provide that a total of: (i) $9,445,460 of Non-Contingent Post-Closing Cash Consideration owed to Milovanović (i.e., the entire remaining amount of the Non-Contingent Post-Closing Cash Consideration owed to Milovanović) would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milovanović on or around April 9, 2025 (the “First Post-Closing Cash Conversion Agreement”), and (ii) provide that $100,000 owed to Milošević and $25,000 owed to Božović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milošević and Božović on or around April 9, 2025 (the “Second Post-Closing Cash Conversion Agreement”, and together with the First Post-Closing Cash Conversion Agreement, the “Post-Closing Cash Conversion Agreements”); and (c) provide that the remaining unpaid amount of the Non-Contingent Post-Closing Cash Consideration owed to Milošević ($150,000) and Božović ($100,000) would be due and payable by the Company on or before October 9, 2025.

Seventh Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On, and effective on, August 21, 2025, we and the Meridian Sellers entered into a Seventh Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Sevent Amendment”), which amended the Purchase Agreement to (a) confirm that $9,700,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to August 21, 2025; (b) confirm that $100,7000 of the 18 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to August 21, 2025; (c) provide that a total of: (i) $200,000 of 18 Month Non-Contingent Post-Closing Cash Consideration owed to Milovanović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and the Sellers on or around August 21, 2025 (the “Cash Conversion Agreement”), and (ii) provide that $30,000 owed to Milošević and $30,000 owed to Božović of the 12 Month Non-Contingent Post-Closing Cash Consideration would be converted into common stock of the Company, pursuant to the Cash Conversion Agreement; and (c) provide that the remaining unpaid amount of the 12 Month Non-Contingent Post-Closing Cash Consideration and 18 Month Non-Contingent Post-Closing Cash Consideration owed to the Sellers would be due and payable by the Company on or before October 9, 2025. The payment of the 18 Month Non-Contingent Post-Closing Cash Consideration was subsequently extended to October 9, 2026.

Eighth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On September 9, 2025, and effective on, August 29, 2025, we and the Sellers entered into an Eighth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Eighth Amendment”), which amended the MeridianBet Purchase Agreement to provide that a total of $500,000 of the 18 Month Non-Contingent Post-Closing Cash Consideration owed by the Company to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement (the “Conversion Agreement”).

Ninth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On November 7, 2025, and effective on, October 9, 2025, we and the Sellers entered into a Ninth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated October 28, 2025 (the “Ninth Amendment”), which amended the MeridianBet Purchase Agreement to provide that a total of $8,000,000 of the 18 Month Non-Contingent Post-Closing Cash Consideration owed by the Company to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement (the “Conversion Agreement”).

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the MeridianBet Purchase Agreement, and pursuant to the power provided to Golden Matrix by the Articles of Incorporation of Golden Matrix, as amended, Golden Matrix’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock (the “Series C Designation”), which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock. The 1,000 shares of Series C Preferred Stock were issued to the Meridian Sellers at the closing of the transactions contemplated by the MeridianBet Purchase Agreement.

The below is a summary of the rights and preferences of the Series C Preferred Stock:

Voting Rights. The holders of the Series C Preferred Stock, voting as a class, vote together with the holders of the Company’s common stock on all shareholder matters. At each vote, each share of Series C Preferred Stock entitles the holder 625 votes on all matters presented to the Company’s shareholders for a vote of shareholders, whether such vote is taken in person at a meeting or via a written consent (625,000 votes in aggregate for all outstanding shares of Series C Preferred Stock).

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

Dividend Rights. None.

Liquidation Preference. None.

Conversion Rights. The holders of the Series C Preferred Stock have the right to convert each share of Series C Preferred Stock into shares of the Company’s common stock at a conversion rate equal to one-twelfth (1/12) of a share of the Company’s common stock for each share of Series C Preferred Stock, subject to further adjustment as provided in the Certificate of Designation, including adjustments for stock splits, reverse stock splits, and similar recapitalizations.

The Series C Preferred Stock also provides for the automatic conversion of all outstanding shares of Series C Preferred Stock into common stock of the Company, at the then-effective conversion rate, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Meridian Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, determined without giving effect to the shares of common stock issuable upon conversion of the Series C Preferred Stock, or on the first business day thereafter that the Company becomes aware of such event.

Redemption Rights. None.

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the MeridianBet Purchase Agreement, the Company entered into a Nominating and Voting Agreement (the “Voting Agreement”) between the Company, Anthony Brian Goodman, the Company’s former Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Meridian Sellers.

Pursuant to the Voting Agreement, the Meridian Sellers and Mr. Goodman agreed for two years following the closing of the MeridianBet Purchase Agreement (i.e., until April 9, 2026) to:

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

Pursuant to the Voting Agreement, the Meridian Sellers agreed to not request, encourage, or support any independent directors nominated to the Board of Directors by the Meridian Sellers pursuant to the appointment right set forth in the designation of the Company’s Series C Preferred Stock (the “Series C Appointment Right”), to remove Mr. Goodman as Chief Executive Officer of the Company (or reduce his ultimate authority to manage the Company, subject to the terms of the Management Agreement, discussed below) for a period of two years following the closing of the MeridianBet Purchase Agreement, except as to a removal for cause (as defined in the Voting Agreement), or to the extent that failure to vote to remove Mr. Goodman would violate their fiduciary duties to the Company or its shareholders.

Day-to-Day Management Agreement

Also on April 9, 2024, as a required term of, and in connection with, the closing of the MeridianBet Purchase Agreement, Golden Matrix and Zoran Milošević (one of the Meridian Sellers) entered into a Day-to-Day Management Agreement (“Management Agreement”), which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer of MeridianBet Group), while the Voting Agreement is in place. The purpose of the agreement is to ensure the continued running of the MeridianBet Group in the ordinary course, for a finite period of time, by one or more individuals who (i) have grown such entities to their current, profitable levels, earning them an important level of corporate and business knowledge; and (ii) have the native-language abilities to easily communicate with mid-level and low-level employees, among other material advantages. The violation of that materiality-based restriction would also raise an option for the Meridian Sellers to suspend or terminate (at their discretion) the Voting Agreement. The Management Agreement does not, other than in connection with the day-to-day operations of MeridianBet Group, restrict the Board of Directors or management’s ability to manage MeridianBet Group or the Company as a whole.

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

Reverse Merger

Immediately following the MeridianBet Acquisition, the Meridian Sellers collectively owned approximately 69.2% of the Company’s outstanding shares of common stock (with Milovanović owning 58.8%), and 67.0% of the Company’s outstanding voting shares (with Milovanović owning 57.0%). As a result of the MeridianBet Acquisition, the Meridian Sellers became the majority stockholders of the Company and received rights to appoint certain persons to the Board of Directors of the Company pursuant to the Series C Preferred Stock (as discussed in greater detail above under “Series C Preferred Stock”).

The MeridianBet Acquisition has been accounted for as a business combination for accounting purposes, with MeridianBet Group being deemed the accounting acquirer and Golden Matrix being deemed the accounting acquiree. Therefore, the historical basis of MeridianBet Group’s assets and liabilities have not been remeasured as a result of the acquisition. As described more fully in “Note 1 – Basis of Presentation and Accounting Policies” and above, the assets and liabilities of Golden Matrix have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.  In identifying MeridianBet Group as the acquiring entity, the companies considered the structure of the acquisition, the relative equity ownership and the largest portion of the voting rights, in the combined companies after the closing of the acquisition, along with the composition of the board of directors.

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

The total preliminary purchase consideration was approximately $107.9 million, which included the issuance of 6,845,154 shares of common stock, 1,000 shares of Series C Convertible Preferred Stock, $12 million in closing cash, and $15 million in promissory notes, as well as additional contingent and deferred cash consideration. The transaction was accounted for using the acquisition method in accordance with ASC 805, with MeridianBet Group identified as the accounting acquirer and MRDN as the accounting acquiree.

Golden Matrix’s results of operations have been included in the Company’s consolidated financial statements beginning April 1, 2025. During the twelve months ended December 31, 2025 and 2024, Golden Matrix contributed revenues of $58,302,784 and $4,885,110, respectively.

During the twelve months ended December 31, 2025 and 2024, MeridianBet Group contributed revenues of $124,560,589 and $106,230,422, respectively.

NOTE 23 – SUBSEQUENT EVENTS

On February 19, 2026, William Scott was appointed as the President of the Company and Rich Christensen was appointed as the Treasurer of the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls and procedures

The Company’s Interim Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon such evaluation, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

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

With the participation of the Interim Chief Executive Officer (the principal executive officer) and the Company’s Chief Financial Officer (the principal financial/accounting officer), our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, the end of the period covered by this Report, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the headings “Election of Directors”, “Information about our Executive Officers”, “Corporate Governance”, “Corporate Governance” - “Code of business Conduct and Ethics”, “Insider Trading/Anti-Hedging Policies”, “Board Committee Membership”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the headings “Executive Compensation”, “Director Compensation”, “Equity Grant Practices”, “Corporate Governance” - “Compensation Committee Interlocks and Insider Participation”, “Insider Trading/Anti-Hedging Policies” and “Outstanding Equity Awards at Fiscal Year-End”, in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” (including under “Equity Compensation Plan Information” table) in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” - “Director Independence” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The Company’s independent registered public accounting firm is M&K CPAs, PLLC, the Woodlands, Texas, PCAOB Auditor ID 2738. The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors”-“Audit Fees” in the Company's 2026 Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 and is incorporated herein by reference.

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

81

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
2.8

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
2.9

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
2.10

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
2.11

Ninth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital entered into November 7, 2025, dated October 28, 2025 and effective October 9, 2025, by and between Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

		8-K	2.10	11/12/2025	001-41326
2.12+	Share Exchange Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc., Classics Holdings Co. Pty Ltd. and the Shareholders of Classics Holdings Co. Pty Ltd.	8-K	2.1	8/20/2024	001-41326

3.1	Articles of Incorporation Since Formation and through April 2020		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.1	4/9/2024	001-41326
3.6	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.3	4/9/2024	001-41326
3.7	Certificate of Change, affecting a 1-for-12 Reverse Stock Split of the Outstanding Common Stock and Authorized Common Stock, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.1	3/3/2026	001-41326
3.8	Articles of Amendment affecting Name Change to “Meridian Holdings Inc.”, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.2	3/3/2026	001-41326
3.9	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
3.10	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024		8-K	3.2	4/9/2024	001-41326
3.11	Amendments to the Bylaws of Golden Matrix Group, Inc. dated January 29, 2025		8-K	3.2	1/30/2025	001-41326
3.12	Amendments to the Bylaws of Golden Matrix Group, Inc. dated December 2, 2025		8-K	3.1	12/8/2025	001-41326
4.1	Common Stock Purchase Warrant (750,000 shares of common stock), dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC		8-K	4.1	7/3/2024	001-41326
4.2	Description of Securities of the Registrant*	x

10.3***	Golden Matrix Group, Inc. 2018 Equity Incentive Plan	10.1	S-8	10/15/2019	333-234192
10.4***	Employment Agreement between Golden Matrix Group, Inc. and Anthony Brian Goodman dated October 26, 2020	8-K	10.1	10/28/2020	000-54840
10.5***	Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated October 26, 2020	8-K	10.2	10/28/2020	000-54840
10.18***	Amendment to Employment Agreement between Golden Matrix Group, Inc. and Weiting Feng dated April 27, 2021	10-K	10.33	4/30/2021	000-54840
10.21	Golden Matrix Group, Inc. 2022 Equity Incentive Plan	8-K	10.1	5/11/2022	001-41326
10.23***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman	8-K	10.1	9/20/2022	001-41326
10.24***	First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng	8-K	10.2	9/20/2022	001-41326
10.25***	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(officer and employee awards – September 2022)	8-K	10.3	9/20/2022	001-41326
10.26***	Employment Agreement effective September 1, 2022, between Golden Matrix Group, Inc. and Brett Goodman	8-K	10.4	9/20/2022	001-41326
10.27***	Form of Stock Option Agreement – Brett Goodman (2018 Equity Incentive Plan)	8-K	10.5	9/20/2022	001-41326

10.32***	Software License Agreement between Elray Resources Inc. and Golden Matrix Group, Inc., effective December 1, 2022	8-K	10.1	12/12/2022	001-41326
10.34***	Golden Matrix Group, Inc. 2023 Equity Incentive Plan	8-K/A	10.1	4/4/2024	001-41326
10.35	Nominating and Voting Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	4/9/2024	001-41326
10.36	Day-to-Day Management Agreement dated April 9, 2024, by and between Golden Matrix Group, Inc. and Zoran Milošević	8-K	10.2	4/9/2024	001-41326
10.36	Promissory Note dated April 9, 2024, in the amount of $13,125,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.3	4/9/2024	001-41326
10.37	Promissory Note dated April 9, 2024, in the amount of $1,250,000 representing amounts owed by Golden Matrix Group, Inc. to Zoran Milošević	8-K	10.4	4/9/2024	001-41326
10.38	Promissory Note dated April 9, 2024, in the amount of $625,000 representing amounts owed by Golden Matrix Group, Inc. to Snežana Božović	8-K	10.5	4/9/2024	001-41326
10.39	Facility Agreement dated April 30, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd	8-K	10.1	5/7/2024	001-41326
10.40≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(director, officer and employee awards – May 2024)	8-K	10.2	5/10/2024	001-41326
10.41≠	Form of Golden Matrix Group, Inc. Notice of Restricted Stock Grant and Restricted Stock Grant Agreement (2022 Equity Incentive Plan)(Meridian Company employee awards – May 2024)	8-K	10.3	5/10/2024	001-41326
10.42***	Form of First Amendment to RSU Award Agreement (Director awards – May 2024)	8-K	10.1	5/10/2024	001-41326
10.43	Guaranty Agreement dated May 16, 2024, by Golden Matrix Group, Inc. in favor of Unicredit Bank Serbia JSC Belgrade	8-K	10.1	5/20/2024	001-41326
10.44	Debt Conversion Agreement dated June 17, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	6/21/2024	001-41326
10.45	Deferred Compensation Convertible Promissory Note dated June 17, 2024, in the amount of $3,000,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović	8-K	10.2	6/21/2024	001-41326
10.46***	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated June 18, 2024	8-K	10.3	6/21/2024	001-41326
10.47***	First Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated June 18, 2024	8-K	10.4	6/21/2024	001-41326
10.48***	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Zoran Milošević	8-K	10.5	6/21/2024	001-41326
10.49***	Employment Agreement dated June 18 2024, between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd and Snežana Božović	8-K	10.6	6/21/2024	001-41326

10.50+	Securities Purchase Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 2, 2024	8-K	10.1	7/3/2024	001-41326
10.51	$12,000,000 Senior Secured Convertible Promissory Note, dated July 2, 2024, issued by Golden Matrix Group, Inc. to Lind Global Asset Management VIII LLC	8-K	10.2	7/3/2024	001-41326
10.52	Security Agreement between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC, dated July 1, 2024	8-K	10.3	7/3/2024	001-41326
10.53	Pledge Agreement, dated July 2, 2024, Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC	8-K	10.4	7/3/2024	001-41326
10.54	Loan Agreement between Meridianbet Doo and Hipotekarna Bank AD Podgorica dated March 21, 2024	10-Q	10.22	8/13/2024	001-41326
10.55	Loan Agreement between Igor Salindrija, as lender and Meridian Gaming Limited, as borrower, dated April 1, 2024	10-Q	10.23	8/13/2024	001-41326
10.56	First Amendment Agreement to Facility Agreement dated June 28, 2024, by and between Unicredit Bank Serbia JSC Belgrade and Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd	10-Q	10.24	8/13/2024	001-41326
10.57	First Amendment to Senior Secured Convertible Promissory Note, dated and effective August 9, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC	10-Q	10.25	8/13/2024	001-41326
10.58	Shareholders Agreement dated August 16, 2024, by and between Golden Matrix Group, Inc. and the other Shareholders of Classics Holdings Co. Pty Ltd.	8-K	10.1	8/20/2024	001-41326
10.59***	Separation and Release Agreement, effective September 9, 2024, by and between Golden Matrix Group, Inc. and Omar Jimenez	8-K	10.1	9/11/2024	001-41326
10.60	Debt Conversion Agreement dated October 1, 2024, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	10/2/2024	001-41326
10.61	Second Amendment to Senior Secured Convertible Promissory Note, dated and effective October 30, 2024, by and between Golden Matrix Group, Inc. and Lind Global Asset Management VIII LLC	8-K	10.1	10/31/2024	001-41326
10.62***	Form of Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement (2023 Equity Incentive Plan)(Meridian Company employee awards – January 2025)	8-K	10.1	1/16/2025	001-41326
10.63	Amended and Restated Nominating and Voting Agreement dated January 29, 2025, by and between Golden Matrix Group, Inc., Aleksandar Milovanović, Zoran Milošević and Snežana Božović	8-K	10.1	1/30/2025	001-41326
10.64	Debt Conversion Agreement dated February 18, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović	8-K	10.1	2/26/2025	001-41326
10.65***	Form of Indemnification Agreement	8-K	10.2	2/26/2025	001-41326
10.66***	Executive Employment Agreement dated March 7, 2025, and effective March 1, 2025, by and between Golden Matrix Group, Inc. and Richard B. Christensen	8-K	10.1	3/10/2025	001-41326
10.67***	Form of Golden Matrix Group, Inc. RSU Award Grant Notice and RSU Award Agreement (2023 Equity Incentive Plan)	8-K	10.1	1/16/2025	001-41326
10.68***	Second Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Anthony Brian Goodman dated March 20, 2025*	10-K	10.70	3/24/2025	001-41326
10.69***	Second Amendment to First Amended and Restated Employment Agreement effective September 16, 2022, between Golden Matrix Group, Inc. and Weiting ‘Cathy’ Feng dated March 20, 2025*	10-K	10.71	3/24/2025	001-41326

10.70	Post-Closing Cash Consideration Conversion Agreement dated April 9, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović		8-K	10.1	4/14/2025	001-41326
10.71	Post-Closing Cash Consideration Conversion Agreement dated April 9, 2025, by and between Golden Matrix Group, Inc. and Zoran Milošević and Snežana Božović		8-K	10.2	4/14/2025	001-41326
10.72	Post-Closing Cash Consideration Conversion Agreement dated August 21, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović, Zoran Milošević and Snežana Božović		8-K	10.1	8/27/2025	001-41326
10.73	Post-Closing Cash Consideration Conversion Agreement dated August 29, 2025 and entered into on September 9, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović		8-K	10.1	9/12/2025	001-41326
10.74	Post-Closing Cash Consideration Conversion Agreement entered into November 7, 2025, and dated and effective October 28, 2025, by and between Golden Matrix Group, Inc. and Aleksandar Milovanović		8-K	10.1	11/12/2025	001-41326
10.75	Severance and Release Agreement dated November 25, 2025, by and between Golden Matrix Group, Inc. and Anthony Brian Goodman.		8-K	10.1	12/2/2025	001-41326
10.76	Escrow Agreement dated November 25, 2025, by and between Golden Matrix Group, Inc., Anthony Brian Goodman, and The McGeary Law Firm, P.C.		8-K	10.2	12/2/2025	001-41326
10.77	Director Separation Agreement dated December 12, 2025 by and between Golden Matrix Group, Inc. and Thomas E. McChesney		8-K	10.1	12/18/2025	001-41326
14.1	Code of Business Conduct and Ethics		8-K	14.1	10/28/2020	001-41326
19.1	Golden Matrix Group, Inc. Amended and Restated Policy on Insider Trading*		10-K	19.1	3/24/2025	001-41326
21.1	Subsidiaries*	x
23.1	Consent of M&K CPAS, PLLC*	x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
97.1	Golden Matrix Group, Inc., Policy for the Recovery of Erroneously Awarded Incentive-Based Compensation		8-K	10.1	9/28/2023	000-54840

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Transition Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

*** Indicates management contract or compensatory plan or arrangement.

# Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[****]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2)(ii) of Regulation S-K. A copy of any omitted schedule or Exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or Exhibit so furnished.

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

Meridian Holdings Inc./NV

Date: March 31, 2026	By:	/s/ William Scott
William Scott
President, Interim Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Scott
William Scott	President, Interim Chief Executive Officer (Principal Executive Officer), and Chairman of the Board of Directors	March 31, 2026

/s/ Rich Christensen
Rich Christensen	Chief Financial Officer (Principal Financial/Accounting Officer), and Treasurer	March 31, 2026

/s/ Murray G. Smith
Murray G. Smith	Director	March 31, 2026

/s/ Atul Bali
Atul Bali	Director	March 31, 2026

/s/ Snežana Božović
Snežana Božović	Director	March 31, 2026

