Form 10-Q
period 2026-03-31
Meridian Holdings Inc./NV
filed 2026-04-28
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 001-41326

Meridian Holdings Inc.
(Exact name of registrant as specified in its charter)

Nevada	46-1814729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Ste 555 Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 318-7548

(Registrant’s telephone number, including area code)

3651 Lindell Road, Ste D131

Las Vegas, NV 89103

(Former address)

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

As of April 28, 2026, there were 12,669,479 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

MERIDIAN HOLDINGS INC.

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

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset;

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments;

•	the risks relating to protection of the players’ deposits;

•	risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected; and

•	those risks set forth below under, and incorporated by reference into, “Part II. Other Information—Item 1A. Risk Factors”, below.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Meridian Holdings Inc. and Subsidiaries
Consolidated Balance Sheets
	As of	As of
	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$16,234,441	$18,078,300
Accounts receivable, net	5,498,687	7,954,116
Accounts receivable – related parties	476,710	465,691
Taxes receivable	468,208	595,434
Inventory	4,863,081	5,524,570
Prepaid expenses	665,289	652,224
Other current assets	2,276,108	2,167,818
Total current assets	30,482,524	35,438,153

Non-current assets:
Goodwill & intangible assets, net	35,070,728	34,914,920
Property, plant & equipment, net	27,360,672	28,963,866
Investments	3,569,647	3,650,526
Deposits	6,319,264	6,315,584
Operating lease right-of-use assets	6,090,193	6,296,336
Other non-current assets	2,974,242	2,499,415
Total non-current assets	81,384,746	82,640,647
Total assets	$111,867,270	$118,078,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$18,374,031	$20,572,774
Accounts payable - related parties	438,458	295,165
Current portion of operating lease liability	2,698,136	2,656,508
Current portion of long-term loan	8,032,261	10,581,035
Taxes payable	4,481,640	5,011,261
Other current liabilities	1,136,603	1,592,958
Deferred revenues	1,076,788	1,111,332
Contingent liability	233,988	228,667
Current portion of consideration payable – related parties	15,905,672	16,199,672
Current portion of consideration payable	881,947	1,317,526
Total current liabilities	53,259,524	59,566,898

Non-current liabilities:
Non-current portion of operating lease liability	3,304,088	3,562,859
Non-current portion of long-term loan	4,854,214	6,590,907
Other non-current liabilities	19,044	19,510
Total non-current liabilities	8,177,346	10,173,276
Total liabilities	$61,436,870	$69,740,174

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 25,000,000 shares authorized; 12,640,919 and 12,641,023 shares issued and outstanding, respectively	$126	$126
Stock payable	102,006	102,006
Stock payable – related party	573,154	573,154
Additional paid-in capital	83,180,297	82,933,355
Treasury stock, at cost (17,062 and 17,062 shares, respectively)	(244,208)	(244,208)
Accumulated other comprehensive income (loss)	(4,076,810)	(3,753,485)
Accumulated earnings	(30,804,827)	(33,065,622)
Total shareholders’ equity of MRDN	48,729,738	46,545,326
Noncontrolling interests	1,700,662	1,793,300
Total equity	50,430,400	48,338,626
Total liabilities and equity	$111,867,270	$118,078,800

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenues	$50,103,870	$42,723,053
Cost of goods sold	(21,959,630)	(18,527,092)
Gross profit	28,144,240	24,195,961

Operating expenses
Selling, general and administrative expenses	24,987,116	24,301,978
Income (loss) from operations	3,157,124	(106,017)

Other income (expense):
Interest expense	(353,726)	(1,471,360)
Interest earned	5,999	43,936
Foreign exchange gain (loss)	(412,194)	433,668
Other income	467,088	505,503
Total other income (expense)	(292,833)	(488,253)
Net income (loss) before tax	2,864,291	(594,270)
Provision for income taxes	696,134	(336,053)
Net income (loss)	$2,168,157	$(258,217)
Less: Net loss attributable to noncontrolling interest	(92,638)	(26,609)
Net income (loss) attributable to MRDN	$2,260,795	$(231,608)

Weighted average ordinary shares outstanding:
Basic	12,640,999	10,977,405
Diluted	12,785,352	10,977,405
Net earnings (losses) per ordinary share attributable to MRDN:
Basic	$0.18	$(0.02)
Diluted	$0.18	$(0.02)

Net income (loss)	$2,168,157	$(258,217)
Foreign currency translation adjustments	(323,325)	1,371,048
Comprehensive income	1,844,832	1,112,831
Less: Net loss attributable to noncontrolling interest	(92,638)	(26,609)
Comprehensive income attributable to MRDN	$1,937,470	$1,139,440

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable –Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	GMGI	interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	10,770,249	$108	(4,983)	$(121,430)	$50,314,309	$5,711,807	$211,162	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	79,552	1	-	-	(1)	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	3,151	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	5,000	-	-	-	162,600	(54,200)	-	-	-	108,400	-	108,400
Acquisition of non-controlling interest	-	-	-	-	157,156	1	-	-	5,264,568	(5,657,607)	-	-	-	(393,038)	-	(393,038)
Shares issued for debt conversion	-	-	-	-	74,852	1	-	-	1,666,948	-	-	-	-	1,666,949	-	1,666,949
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	767,527	73,900	90,498	-	-	931,925	-	931,925
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	1,371,048	-	1,371,048	-	1,371,048
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	(231,608)	(231,608)	(26,609)	(258,217)
Balance at March 31, 2025	1,000	$-	1,000	$-	11,089,960	$111	(4,983)	$(121,430)	$58,175,951	$73,900	$301,660	$(6,718,806)	$56,815,284	$108,526,670	$3,850,977	$112,377,647

See accompanying notes to consolidated financial statements.

For the Three Months Ended March 31, 2026

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Income (Loss)	Earnings	MRDN	interest	Equity
Balance at December 31, 2025	-	$-	1,000	$-	12,641,023	$126	(17,062)	$(244,208)	$82,933,355	$102,006	$573,154	$(3,753,485)	$(33,065,622)	$46,545,326	$1,793,300	$48,338,626
Cancellation of fractional shares resulting from a reverse stock split	-	-	-	-	(104)	-	-	-	(1,115)	-	-	-	-	(1,115)	-	(1,115)
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	248,057	-	-	-	-	248,057	-	248,057
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(323,325)	-	(323,325)	-	(323,325)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	2,260,795	2,260,795	(92,638)	2,168,157
Balance at March 31, 2026	-	$-	1,000	$-	12,640,919	$126	(17,062)	$(244,208)	$83,180,297	$102,006	$573,154	$(4,076,810)	$(30,804,827)	$48,729,738	$1,700,662	$50,430,400

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,168,157	$(258,217)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Fair value of stock-based compensation	248,057	1,040,325
Non-cash interest expense related to debt discount amortization	75,670	952,546
Amortization of intangible assets	1,025,175	2,152,640
Depreciation of property, plant and equipment	1,435,955	1,436,247
Bad debt expense	102,176	73,208

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,357,254	(897,968)
(Increase) decrease in accounts receivable – related party	(39,250)	49,188
(Increase) decrease in taxes receivable	127,226	141,625
(Increase) decrease in prepaid expenses	(15,305)	(69,053)
(Increase) decrease in other current assets	(106,021)	295,349
(Increase) decrease in inventories	597,556	(820,433)
(Increase) decrease in deposits	(3,680)	145,038
(Increase) decrease in other non-current assets	14,369	22,962
Increase (decrease) in accounts payable and accrued liabilities	(1,863,677)	4,122,296
Increase (decrease) in accounts payable – related party	142,627	210,082
Increase (decrease) in taxes payable	(534,454)	(880,465)
Increase (decrease) in deferred revenues	(36,875)	31,180
Increase (decrease) in customer deposit	(564,203)	60,944
Increase (decrease) in other current liabilities	108,107	122,138
Increase (decrease) in other liabilities	(641,246)	(310,649)
Increase (decrease) in operating lease liabilities	557,819	120,654
Net cash provided by operating activities	$5,155,437	$7,739,637

Cash flows from investing activities:
Cash paid for intangible assets	(1,405,432)	(2,339,700)
Cash paid for investments	-	(7,373)
Proceeds from sale of property, plant and equipment	37,227	(1,107,424)
Cash paid for purchase of subsidiaries	(806,390)	(426,700)
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(294,000)	(1,459,642)
Net cash used in investing activities	$(2,468,595)	$(5,340,839)

Cash flows from financing activities:
Repayment on debt	(3,791,674)	(4,428,626)
Repayment of lease	(780,668)	(571,438)
Payments of fractional shares	(1,115)	-
Net cash used in financing activities	$(4,573,457)	$(5,000,064)

Effect of exchange rate changes on cash	42,756	2,137,248

Net increase in cash and cash equivalents	(1,843,859)	(464,018)
Cash and cash equivalents at beginning of year	18,078,300	30,125,944
Cash and cash equivalents at end of the quarter	$16,234,441	$29,661,926

Supplemental cash flows disclosures
Interest paid	$277,110	$514,864
Tax paid	$705,152	$758,934

Non-cash financing activities
Common stock issued for vested RSUs	$-	$9
Debt conversion	$-	$1,666,949
Acquisition of minority interest	$-	$393,038

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiary

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

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, slot machines and virtual games. Of those 700 shops, approximately 260 are owned by the Company’s subsidiaries and approximately 440 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. Following the closing of the MeridianBet Acquisition (discussed and defined below) and effective April 1, 2024, the Company, through Golden Matrix (discussed and defined below), develops and owns online gaming intellectual property (IP) for international customers, located primarily in the Asia Pacific region. As part of the MeridianBet Acquisition, the Company acquired a proprietary Internet gaming enterprise software system that provides unique casino and live game operations on GM-Ag System. In addition, following the MeridianBet Acquisition, the Company broadened its operations in pay-to-enter prize competitions in the UK.

On April 9, 2024, Golden Matrix completed the acquisition (the “MeridianBet Acquisition”) of 100% of Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); Društvo Sa Ograničenom Odgovornošću “MeridianBet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro (“Meridian Montenegro”); Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta (“Meridian Malta”); and Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (“Meridian Cyprus”, and collectively, “MeridianBet Group”), from Aleksandar Milovanović, Zoran Milošević and Snežana Božović (collectively, the “Meridian Sellers”). The MeridianBet Acquisition was completed pursuant to the terms of that certain Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, entered into between Golden Matrix and the Meridian Sellers (as amended from time to time, the “MeridianBet Purchase Agreement”), effective for all purposes as of April 1, 2024. References to “Golden Matrix” refer to the Company prior to the MeridianBet Acquisition.

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

The total of the shares referenced above amount to 6,845,154 shares of common stock and 1,000 shares of Series C Preferred Stock voting in aggregate 625,000 voting shares, or 7,470,154 voting shares total, which totaled an aggregate of 69.2% of the Company’s outstanding common stock and 67.0% of the Company’s outstanding voting stock, each as of the closing date of the MeridianBet Acquisition.

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

Both the Reverse Split and the Name Change became effective on March 3, 2026 at 12:01 a.m. ET (the “Effective Time”).

At the Effective Time, the total number of shares of common stock authorized for issuance under the Company’s Articles of Incorporation was divided by 12 (from 300 million to 25 million); the total number of issued and outstanding shares of common stock of the Company was divided by 12 (from 151.7 million shares to 12.6 million shares); and the total number of shares of common stock held by each stockholder of the Company was converted automatically into the number of shares of common stock equal to the number of issued and outstanding shares of common stock held by each such stockholder immediately prior to the Reverse Split divided by 12. No fractional shares were issued in connection with the Reverse Split, and stockholders who would otherwise be entitled to receive a fractional share instead received cash in lieu of such fractional share, based upon the closing sale price of the common stock on the trading day immediately prior to the Effective Time as reported on the Nasdaq Capital Market.

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

Interim Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2025, and notes thereto, which are included in the Company’s Annual Report on Form 10-K which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026.

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

As of March 31, 2026, the Company’s sovereign bond investments are classified as HTM.

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

As of March 31, 2026, the Company’s equity investments are classified under the fair value method.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended March 31, 2026, and 2025, the Company has foreign currency translation adjustments of $(323,325) and $1,371,048, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense). The Company incurred foreign exchange gains and (losses) of $(412,194) and $433,668 during the three months ended March 31, 2026, and 2025, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at March 31, 2026 and December 31, 2025.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2026, and December 31, 2025, the allowance for doubtful accounts was $205,828 and $209,523, respectively. During the three months ended March 31, 2026, and 2025, there was $102,176 and $73,208, respectively, of bad debt expense recorded.

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

During the three months ended March 31, 2026 and 2025, there were no impairment losses on intangible assets.

Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $1,025,175 and $2,152,640 during the three months ended March 31, 2026 and 2025, respectively.

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

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2025	$8,450,955
Foreign currency translation adjustment	15,700
Goodwill recognized during the period	377,379
Balance as of March 31, 2026	8,844,034

Inventories

Prizes

RKingsCompetitions Ltd., (“RKings”) and Classics For a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $4,745,461 and $5,403,905 at March 31, 2026 and December 31, 2025, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars. Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $117,620 and $120,665 at March 31 2026, and December 31, 2025, respectively.

As of March 31, 2026, and December 31, 2025, total inventory was $4,863,081 and $5,524,570, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term. Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $27,360,672 and $28,963,866 at March 31, 2026 and December 31, 2025, respectively.

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

For the three months ended March 31, 2026, and 2025, other income amounted to $467,088 and $505,503, respectively.

Income Taxes

In accordance with US GAAP, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which the tax benefit has already been reflected on our Consolidated Statements of Earnings. Deferred tax liabilities generally represent items that have already been taken as a deduction on our tax return but have not yet been recognized as an expense in our Consolidated Statements of Earnings. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

For the year ended December 31, 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025 and it did not have a material effect on the Company's Consolidated Financial Statements.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025
Basic earnings per common share
Numerator:
Net income (loss) available to common shareholders	$2,260,795	$(231,608)
Denominator:
Weighted average common shares outstanding	12,640,999	10,977,405

Basic earnings (loss) per common share	$0.18	$(0.02)

Diluted earnings per common share
Numerator:
Net income (loss) available to common shareholders	$2,260,795	$(231,608)
Denominator:
Weighted average common shares outstanding	12,640,999	10,977,405
Preferred shares	83	-
Restricted stock units	107,107	-
Stock payable	8,416	-
Stock payable – related party	28,747	-
Adjusted weighted average common shares outstanding	12,785,352	10,977,405

Diluted earnings (loss) per common share	$0.18	$(0.02)

Treasury Stock

Treasury stock is carried at cost.

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stock granted in return for services rendered. The share-based payment arrangements with employees were accounted for under ASU 718, “Compensation - Stock Compensation”. In 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

The expenses related to the stock-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

Stock-based compensation is $248,057 and $1,040,325 during the three months ended March 31, 2026 and 2025, respectively.

Recent Issued Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2026 that had a material impact on its consolidated financial statements.

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

Receivables related to resale of online gaming content and B2B services amount to $2,227,082 and $3,384,385 as of March 31, 2026, and December 31, 2025, respectively.

Receivables from payment providers in Bosnia amount to $2,271,500 and $1,999,794 as of March 31, 2026, and December 31, 2025, respectively. These receivables are settled regularly.

The Company has accounts receivable of $5,498,687 and $7,954,116 as of March 31, 2026, and December 31, 2025, respectively (net of allowance for bad debt of $205,828 and $209,523, respectively).

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

The accounts receivable from related parties amount to $476,710 and $465,691, as of March 31, 2026 and December 31, 2025, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes. Taxes receivable are $468,208 and $595,434 as of March 31, 2026, and December 31, 2025, respectively. The components of taxes receivable are as follows:

Description	As of March 31, 2026	As of December 31, 2025
Corporate income taxes receivable	$134,460	$282,704
VAT refund receivables	235,410	213,324
Municipality taxes refund receivable	98,338	99,406
Total taxes receivable	$468,208	$595,434

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $665,289 and $652,224 as of March 31, 2026, and December 31, 2025, respectively. The components of prepaid expenses are as follows:

Description	As of March 31, 2026	As of December 31, 2025
Prepayments to suppliers	$32,580	$29,240
Prepaid payroll expense	-	4,893
Prepaid rent	22,494	13,098
Prepaid license	212,664	154,878
Prepaid sponsorship/advertising	174,440	158,596
Prepaid cash rewards	159,199	186,162
Other prepayments	63,912	105,357
Total prepaid assets	$665,289	$652,224

NOTE 6 – OTHER CURRENT ASSETS

As of March 31, 2026, and December 31, 2025, other current assets are $2,276,108 and $2,167,818, respectively. The components of other current assets are as follows:

Description	As of March 31, 2026	As of December 31, 2025
Other current receivables	$1,313,180	$1,295,093
Accrued income	513,877	769,611
Employee receivables	698,568	341,580
Other current investments	346,441	354,422
Allowance for bad debt	(595,958)	(592,888)
Total other current assets	$2,276,108	$2,167,818

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of March 31, 2026, the total allowance for bad debt amounts to $595,958 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $420,699, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $119,412.

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

Classics Holding Acquisition

On August 16, 2024, the Company entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings from NJF Exercise Physiologists Pty Ltd and Think Tank Enterprises Pty Ltd (collectively the “Classics Sellers”).

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

Pursuant to the Share Exchange Agreement, the Classics Sellers agreed to sell the Company 80% of the outstanding capital stock of Classics Holdings (the “Classics Stock”). In consideration for the Classics Stock, we agreed to pay the Classics Sellers, pro rata with their ownership of Classics Holdings:

(1)	67,532 restricted shares of the Company’s common stock, valued at $25.02 per share (the “Classics Closing Shares” and the “Initial Share Value”);
(2)	a cash payment of AUD $6,780,000 (USD $4,430,052 as of August 1, 2024);
(3)	a cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics Holdings on the effective date of August 1, 2024 (USD $22,091 as of August 1, 2024);
(4)	up to an additional AUD $500,000 (USD $326,700 as of August 1, 2024) (the “Holdback Cash”); and
(5)	the right to certain earnout payments as discussed below.

The Classics Sellers had the right to each earn additional cash and stock consideration based on Classics Holdings’ total net profit from the Closing Date until June 30, 2025, of which half was deemed earned. As of December 31, 2025, the Company has paid AU$500,000 (US$326,745) to the Classics Sellers in connection with such earnout payments. During the three months ended March 31, 2026, the Company paid the remaining AU$410,000 (US$285,041) to the Classics Sellers.

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

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of Classics Holdings’ shares, which was $6,468,506, and (2) the fair value of the 20% noncontrolling interest in Classics Holdings, which was estimated to be $1,422,000 over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

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

The assets and liabilities of Classics Holdings have been recorded at their fair value at the acquisition date and are included in the Company’s consolidated financial statements.

The calculation of the purchase price and the assets acquired, and liabilities assumed in the Share Exchange Agreement are as follows:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

Purchase price buildup	Amount
Fair value of 67,532 restricted shares at $25.02 per share	$1,689,663
Closing cash consideration of AUD $6,780,000 based on the Exchange Rate on August 1, 2024	$4,430,053
A cash payment of AUD $33,808 representing 80% of the agreed value of the net assets of Classics on the effective date of August 1, 2024	$22,090
Fair value of Holdback Cash consideration of AUD $500,000	$326,700
Fair value of 8,416 Earnout shares at $12.12 per share (Share price on October 28, 2025)	$102,006
Earnout Cash of AUD $910,000 based on Exchange rate on October 28, 2025	$597,324
Purchase price	$7,167,836
Fair value of non-controlling interest	1,422,000
Equity value	$8,589,836
Add: Current liabilities	1,693,838
Add: Deferred tax liabilities	948,020
Total equity and liabilities	$11,231,694

Allocation to assets
Cash and cash equivalents	$325,971
Prepaid expenses	80,586
Inventory, prizes	510,299
Accounts receivable	5,533
Property, Plant & Equipment, net	98,498
Total tangible assets	$1,020,887

Intangible assets
In-house Software	$10,068
Trade Names and Trademarks	2,320,000
Non‐Compete Agreements	280,000
Customer Relationships	550,000
Total intangible assets	$3,160,068

Goodwill	7,050,739
Total assets allocated	$11,231,694

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

The total purchase price was $3,098,797. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 67,897 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $654,493. As of March 31, 2026, $394,166 of cash consideration remained unpaid.

Additionally, on October 3 and November 8, 2024, a share purchase agreement was signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The total purchase price was $4,073,707. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 89,258 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $860,404. As of March 31, 2026, $487,781 of the cash consideration remained unpaid.

Acquisition of Fair Bet Limited

On January 14, 2026, Meridian Gaming Holdings Limited, through its wholly-owned subsidiary Meridian Gaming Ltd. Malta (the “Meridian Gaming Malta”), entered into and closed a Share Purchase Agreement (the “SPA”) to acquire 100% of the issued share capital of Fair Bet Limited, a company registered in Malta (“Fair Bet”). The sellers were Antoine Pace and Gilbert Pace (collectively, the “Fair Bet Sellers”), who held 19% and 81% of the issued share capital of Fair Bet, respectively (collectively, the “Transferred Shares”).

Fair Bet operates a retail betting business in Malta, comprising nine (9) retail betting shops, and holds a gaming license issued by the Malta Gaming Authority (license number MGA/B2C/195/2011), which remains valid through November 2028. The Company expressly did not acquire and does not intend to continue the white-label online casino operation previously operated by Fair Bet, which was retained by the Fair Bet Sellers under a separate arrangement.

Pursuant to the SPA, the parties agreed that, notwithstanding the legal closing date of January 14, 2026, the Meridian Gaming Malta shall be deemed to have assumed full operational control and economic benefit of the Target from August 1, 2025 (the “Operational Takeover Date”). Accordingly, all revenues and expenses of the Target accruing from the Operational Takeover Date are for the account of Meridian Gaming Malta.

Purchase Price and Payment Terms

The total purchase price for all 2,000 issued ordinary shares of the Target was EUR 392,250 (USD $459,756 based on the EUR/USD exchange rate of 1.1721 as of January 14, 2026), payable to the Sellers in equal 50% proportions, as follows:

•	An upfront payment of EUR 180,000 payable within three (3) working days from the date of signing; and

•	Three (3) equal monthly installments of EUR 70,750.00 each, totaling EUR 212,250, commencing one month after signing.

The final installment was paid on April 15, 2026, and the change of ownership has been registered with the Malta Business Registry (MBR), making Meridian Gaming Holdings Limited Malta the owner of the entity.

In addition, pursuant to the SPA, within eight (8) months from the closing date, Fair Bet is required to repay to the Sellers, on a pro-rata basis, shareholder loans totaling approximately EUR 207,757.

All liabilities, obligations, costs, and expenses of Fair Bet economically attributable to the period up to and including July 31, 2025 remain the sole responsibility of the Fair Bet Sellers. Any liabilities incurred from August 1, 2025 onwards are for the account of Meridian Gaming Malta.

Purchase Price Allocation

In accordance with FASB ASC Section 805, Business Combinations, the Company has accounted for the acquisition of Fair Bet Limited as a business combination using the acquisition method. The following table presents the preliminary purchase price allocation as of the Closing Date:

Calculation of Purchase Price and Preliminary Estimated Purchase Price Allocation

	EUR	USD
Purchase Price
Cash consideration for 100% of issued share capital	€392,250	$459,756
Total Purchase Price	€392,250	$459,756

Allocation to Tangible Assets (Net)
Property, plant & equipment, net	€171,376	$200,870
Net working capital	€(136,839)	$(160,388)
Long-term liability	€(264,783)	$(310,352)
Total net tangible assets	€(230,246)	$(269,870)

Allocation to Intangible Assets
Gaming license	€75,000	$87,908
Customer relationships	€134,235	$157,337
Trade names and trademarks	€91,292	$107,003
Total identified intangible assets	€300,527	$352,248

Goodwill	€321,969	$377,379

Total assets allocated	€392,250	$459,756

Goodwill is measured as the excess of the purchase price over the net of the acquisition-date fair values of the identifiable assets acquired and liabilities assumed. Goodwill represents the assembled workforce, the value of the established network of retail betting shops across Malta, and expected synergies with the Company's existing gaming operations.

Identified Intangible Assets

Gaming License — The Malta Gaming Authority license (MGA/B2C/195/2011), valid through November 2028, was valued at EUR75,000 and will be amortized over its remaining useful life of approximately three years on a straight-line basis.

Customer Relationships — Customer relationships were valued at EUR 134,235 using the Multi-Period Excess Earnings Method (MPEEM). Key assumptions included: annual revenue of EUR 848,666, a 70% attribution of revenue to recurring customers reflecting the nature of retail betting activity, a normalized margin of 12%, a customer life of five years, a discount rate of 25%, and a contributory asset charge of 30%. Customer relationships will be amortized over five years on a straight-line basis.

Trade Names and Trademarks — The "Fairbet" trade name was valued at EUR 91,292 using the Relief-from-Royalty Method. Key assumptions included: annual revenue of EUR 848,666, a royalty rate of 4%, a discount rate of 25%, and a useful life of five years. The trademark will be amortized over five years on a straight-line basis.

The preliminary purchase price allocation is subject to revision upon completion of the final valuation of assets acquired and liabilities assumed. Any adjustments to the preliminary allocation will be made within the measurement period as permitted under FASB ASC 805.

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

During the three months ended March 31, 2026, and 2025, respectively, software development costs of $228,820 and $0, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the three months ended March 31, 2026, and 2025, respectively, costs of $677,189 and $706,095, were incurred and capitalized. During the same periods, intangible assets of $34,933 and $0, respectively, were placed into service.

We anticipate that the majority of intangible construction in progress will be placed in service in stages during 2027, depending on the progress of software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the three months ended March 31, 2026, and 2025, respectively, costs of $23,847 and $409,468, were incurred and capitalized.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,560,910, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $2,418,179. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $1,025,175 and $2,152,640 for the three months ended March 31, 2026, and 2025, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of March 31, 2026	As of December 31, 2025
Intangible construction in process	$11,108,889	$10,702,638
Licenses	4,527,453	4,232,431
Software	19,347,029	19,742,103
Trademarks and tradenames	270,664	12,240,138
Developed technology	-	3,100,000
Customer relationships	157,337	17,963,384
Non-compete agreement	-	296,814
Other intangible assets	3,979,090	3,887,442
Gross intangible assets	39,390,462	72,164,950
Less: accumulated impairment and amortization
Licenses amortization	(1,859,553)	(1,582,137)
Software amortization	(8,961,705)	(8,563,000)
Trademarks and tradenames amortization	(60,007)	(12,122,964)
Developed technology	-	(3,100,000)
Customer relationships	(7,867)	(17,963,384)
Non-compete agreement	-	(296,814)
Other intangible assets amortization	(2,274,636)	(2,072,685)
Total accumulated impairment and amortization	(13,163,768)	(45,700,984)
Net definite-lived intangible assets	$26,226,694	$26,463,965

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of March 31, 2026:

Year Ending December 31,	Estimated Amortization
2026	7,618,362
2027	5,198,336
2028	4,939,858
2029	4,300,826
2030	3,023,810
Thereafter	1,145,502
Total future amortization	26,226,694

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of March 31, 2026	As of December 31, 2025
Land	$28,651	$29,353
Property, plant and equipment construction in process	192
Buildings, net	9,796,934	10,095,339
Slots and machines, net	11,488,006	12,246,801
Equipment, net	3,238,548	3,375,011
Computers, net	1,101,415	1,298,991
Televisions, net	223,576	243,969
Investment in third party property, plant and equipment	1,483,350	1,674,402
Total property, plant and equipment, net	$27,360,672	$28,963,866

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Depreciation expenses were $1,435,955 and $1,436,247, for the three months ended March 31, 2026, and 2025, respectively.

NOTE 10 – DEPOSITS AND NON-CURRENT PREPAID ASSETS

As of March 31, 2026 and December 31, 2025, deposits and prepaid assets are $6,319,264 and $6,315,584, respectively. The components of deposits and prepaid assets are as follows:

	As of March 31, 2026	As of December 31, 2025
Deposits for rent & office leases	$455,696	$462,374
Deposits for retail betting	2,903,235	2,828,792
Deposits for internet betting	852,152	868,154
Other prepayments	11,242	10,961
Other deposits	2,096,939	2,145,303
Total deposits and prepaid assets	$6,319,264	$6,315,584

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

As of March 31, 2026, and December 31, 2025, other non-current assets were $2,974,242 and $2,499,415, respectively. The components of the other non-current assets are as follows:

	As of March 31, 2026	As of December 31, 2025
Long term loan	$6,323	$6,625
Long-term investment	2,107,764	1,999,128
Deferred tax assets	860,155	493,662
Total other non-current assets	$2,974,242	$2,499,415

In June 2025, the Company entered into a silent partnership (“SCP”) with Makerplay Entretenimento & Marketing Ltda. for the commercial operation of fixed-odds betting under the “PINBET” brand in Brazil. Under this arrangement, the Company acts as the managing partner and operates the business under its federal betting authorization. The partner committed to contribute capital of R$11,000,000 (equivalent to $2,107,764 as of March 31, 2026) to the SCP and is entitled to participate in the results of the operations. As of March 31, 2026, the investor has contributed R$5,500,000 (equivalent to $1,053,882 as of March 31, 2026) out of the total committed amount, with the remaining R$5,500,000 (equivalent to $1,053,882 as of March 31, 2026) to be contributed in accordance with the agreed terms and conditions.

NOTE 11 – INVESTMENTS

Investments in Marketable Securities

Investments in marketable equity securities, classified as trading securities, are measured at fair value on a recurring basis using quoted prices in active markets and are therefore classified within Level 1 of the fair value hierarchy. The Company holds less than a 5% interest in these securities. Changes in fair value are recognized in earnings within the consolidated statements of operations.

The balance of our marketable securities was as follows:

	As of March 31, 2026	As of December 31, 2025
Marketable equity securities - Telekom Srpske	102,144	102,144
Marketable equity securities – BH Telekom	141,428	141,428
Total Marketable equity securities	$243,572	$243,572

Gains and losses to measure our investments in marketable equity at fair value were included in the other income. These represent unrealized gains and losses arising from changes in market value at the reporting date.

For the three months ended March 31, 2026 and 2025, changes in fair value were not material, and accordingly, no significant unrealized gains or losses were recognized.

Debt Securities Held to Maturity

Companies within the MeridianBet Group, namely Meridian Tech Ltd. Serbia and Meridianbet Ltd. Montenegro, invested funds during October 2025 in government bonds of the Republic of Romania and the Republic of Serbia.

On October 29, 2025, Meridian Tech Ltd. Serbia invested funds in the amount of $1,192,027 for the purchase of eurobonds of the Republic of Serbia, ISIN: XS2580270275, maturity September 26, 2033, with an annual coupon rate of 6.50%.

On October 29, 2025, Meridian Tech Ltd. Serbia invested funds in the amount of EUR 1,729,421 (approximately $1,895,352) for the purchase of eurobonds of the Republic of Romania, ISIN: XS3021378032, maturity July 11, 2032, with an annual coupon rate of 5.875%.

On October 24, 2025, Meridianbet Ltd. Montenegro invested funds in the amount of EUR 214,528 (approximately USD 238,696) for the purchase of eurobonds of the Republic of Romania, ISIN: XS3021378032, maturity July 11, 2032, with an annual coupon rate of 5.875%.

The Company has the positive intent and ability to hold these securities to maturity and, accordingly, they are classified as held-to-maturity and measured at amortized cost.

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

The lease cost for the three months ended March 31, 2026, and 2025, was $1,167,473 and $927,255, respectively.

As of March 31, 2026, and December 31, 2025, the right-of-use assets were $6,090,193 and $6,296,336, respectively, and there was also a current lease liability of $2,698,136 and $2,656,508, respectively, and a non-current lease liability of $3,304,088 and $3,562,859, respectively.

Maturities of lease liabilities as of March 31, 2026, were as follows:

Operating Lease
2026	$2,946,276
2027	2,324,338
2028	852,205
2029	481,530
2030	169,222
Thereafter	-
Total lease payments	6,773,571
Less imputed interest	771,347
Present value of lease liability	$6,002,224

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include management’s compensation payable of $438,458 and $295,165, as of March 31, 2026, and December 31, 2025, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, corporate income tax and deferred tax liabilities as noted below:

As of March 31, 2026, and December 31, 2025, taxes payable are $4,481,640 and $5,011,261, respectively. The components of taxes payable are as follows:

	As of March 31, 2026	As of December 31, 2025
Stamps, duties and other taxes	3,410,268	3,645,241
Corporate income tax payable	1,071,372	1,366,020
Total taxes payable	$4,481,640	$5,011,261

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

The Company recorded a debt discount of $908,037 related to the Unicredit Bank facility in connection with advisory services provided by Citigroup Global Markets Limited. The debt discount was amortized to interest expense. As of March 31, 2026, the unamortized debt discount was $327,902.

For the three months ended March 31, 2026, the Company paid $2,566,497 to Unicredit Bank against the loan, including the principal amount of $2,324,490, and interest accrued of $242,007. As of March 31, 2026, and December 31, 2025, the principal balance of the loan was $10,713,329 and $13,327,795.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of March 31, 2026, the requirement under the Financial Covenant has been met.

On April 9, 2025, Meridian Serbia entered into a short-term credit line agreement, in the amount of RSD 117,182,900 (equivalent to EUR 1,000,000; approximately $1,173,560) from UniCredit Bank for working capital financing of the Company. The loan has a maturity of 12 months (April 2026); however, the full amount of the loan was repaid prior to the maturity of the credit line, in January 2026. The Bank charges interest at the nominal interest rate equal to one-month BELIBOR plus 2.00% p.a.

For the three months ended March 31, 2026, the Company paid $582,677 to Unicredit Bank against the loan, including the principal amount of $578,552 and interest accrued of $4,125. As of March 31, 2026, and December 31, 2025, the principal balance of the loan was $0 and $586,611, respectively.

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

For the three months ended March 31, 2026, the Company paid $204,153 to Hipotekarna Bank against the loan, including the principal amount of $200,220, and interest accrued of $3,933. As of March 31, 2026, and December 31, 2025, the principal balance of the loan was $100,681 and $307,496, respectively.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The loan has a term of 24 months, ending on April 1, 2026, when the entire loan amount becomes due. The effective interest is at the annual rate of 7%.

For the three months ended March 31, 2026, the Company paid $1,268,395 to Igor Salindrija against the loan, including the principal amount of $1,248,480, and interest accrued of $19,915. As of March 31, 2026, and December 31, 2025, the principal balance of the loan was $1,038,174 and $2,350,000, respectively.

As of March 31, 2026, the loan remains outstanding.

Makerplay Entretenimento & Marketing Limitada Facility

On December 1, 2025, the Company entered into a loan agreement with Makerplay Entretenimento & Marketing Limitada (“Makerplay”), under which the Company received a loan in the amount of R$ 5,500,000 (approximately $1,053,882 as of March 31, 2026). The loan originates from funds contributed by the Lender as part of its investment in Meridian Gaming Brasil SCP (PINBET), where Makerplay acts as the silent partner, and the Company (Meridian Gaming Brasil SPE Ltda) acts as the managing partner. The loan bears interest at the statutory rate in accordance with Article 406 of the Brazilian Civil Code and is repayable in full, together with accrued interest, within five years from the execution date of the agreement. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the loan amounted to $1,053,882 and $999,564, respectively.

As of March 31, 2026 and December 31, 2025, long term liabilities amount to $12,886,475 and $17,171,942, respectively, which are attributable to the Unicredit Bank facility, the Hipotekarna Bank facility, the Igor Salindrija facility, and the Makerplay facility as discussed above.

Maturities of long-term loan as of March 31, 2026 and December 31, 2025, are as follows:

Long term loan	As of March 31, 2026	As of December 31, 2025
Within 1 year	$8,032,261	$10,581,035
Within 1-2 Years	4,854,214	6,590,907
Present value of loan liability	$12,886,475	$17,171,942

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of March 31, 2026, and December 31, 2025, other current liabilities were $1,136,603 and $1,592,958, respectively. The components of other current liabilities are as follows:

Description	As of March 31, 2026	As of December 31, 2025
Staff costs payable	$733,371	$608,859
Other current payables	119,996	141,662
Rent deposits received	2,453	2,513
Customer deposit	280,783	839,924
Total other current liabilities	$1,136,603	$1,592,958

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, and fees.

 Other Non-Current Liabilities

As of March 31, 2026, and December 31, 2025, other non-current liabilities were $19,044 and $19,510, respectively. The components of other non-current liabilities are as follows:

	As of March 31, 2026	As of December 31, 2025
Leases payable	$3,341	$3,422
Retirement benefits	15,703	16,088
Total other non-current liabilities	$19,044	$19,510

NOTE 17 – RELATED PARTY TRANSACTIONS

All related-party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s former Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s former Chief Executive Officer

On April 1, 2024, following the MeridianBet Acquisition, the Company assumed a March 1, 2018 License Agreement between Articulate and Golden Matrix, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay Golden Matrix a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

The License Agreement was mutually terminated, effective January 1, 2025. As of March 31, 2026 and December 31, 2025, the amount receivable from Articulate was $132,072 and $132,072, respectively.

Elray Resources Inc., Mr. Goodman, the Company’s former CEO, serves as CEO & Director of Elray, and Ms. Feng, the Company’s COO, serves as Treasurer and Director of Elray.

On April 1, 2024, the Company assumed a December 7, 2022, Software License Agreement between Golden Matrix and Elray Resources, Inc. (“Elray”), in which the Company granted Elray a license for the use and further distribution of certain of Golden Matrix’s online games. The license provides Elray the right to use the online games solely for the purpose of running an online blockchain casino enterprise.

During the three months ended March 31, 2026, and 2025, revenues from Elray were $38,077 and $1,036, respectively. As of March 31, 2026 and December 31, 2025, the amount receivable from Elray was $79,758 and $40,508, respectively.

Top Level doo Serbia and Ino Network

The accounts receivable-related party from Top Level doo Serbia and Ino Network, amounts to $264,880 and $274,873 as of March 31, 2026, and December 31, 2025, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $257,901 and $270,226, separately. MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

NOTE 18 – EQUITY

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

As of March 31, 2026, and December 31, 2025, 0 and 0 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of March 31, 2026, and December 31, 2025, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of March 31, 2026, and December 31, 2025, 19,998,000 and 19,998,000 shares of preferred stock remained undesignated, respectively.

Common Stock

As of March 31, 2026, and December 31, 2025, 25,000,000 and 25,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 12,640,919 and 12,641,023 shares were issued and outstanding, respectively.

Common Stock Transactions

The Company has accrued quarterly salaries of $429,077 payable to Zoran Milošević and $144,077 payable to Snežana Božović, which are expected to be settled in shares.

2018 Equity Incentive Plan

The following table represents the stock option activity for the three months ended March 31, 2026:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2025	23,333	$24.84
Options expired	-	-
Options exercised	-	-
Options Outstanding as of March 31, 2026	23,333	$24.84
Options Exercisable as of March 31, 2026	23,333	$24.84

The total compensation cost related to stock options granted was $0 and $0, for the three months ended March 31, 2026 and 2025, respectively.

2022 Equity Incentive Plan (the “2022 Plan”)

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

The following table represents Restricted Stock Unit (RSU) activity under the 2022 Plan for the three months ended March 31, 2026:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2025	43,230
RSUs granted	-
RSUs forfeited	-
RSUs vested and settled in shares of common stock	-
RSUs Outstanding as of March 31, 2026	43,230

2023 Equity Incentive Plan (the “2023 Plan”)

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

The following table represents the RSUs activity under the 2023 Plan for the three months ended March 31, 2026:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2025	64,167
RSUs granted	-
RSUs forfeited	(26,063)
RSUs vested	(26,521)
RSUs Outstanding as of March 31, 2026	11,583

The total compensation cost related to RSUs was $248,057 and $767,527 for the three months ended March 31, 2026 and 2025, respectively.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the three months ended
	March 31, 2026
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	34,863,031	3,133,292	12,107,547	50,103,870
Cost of revenue	(10,716,303)	(2,070,924)	(9,172,403)	(21,959,630)
Segment gross profit	24,146,728	1,062,368	2,935,144	28,144,240

Less:
Selling, general and administrative expenses	4,295,523	562,333	545,729	5,403,585
Salaries and wages	5,945,922	425,406	336,335	6,707,663
Professional fees	593,879	37,311	25,900	657,090
Marketing expenses	4,504,926	258,954	1,628,573	6,392,453
Rents and utilities	2,156,687	42,648	42,921	2,242,256
Bad debt expense	15,763	86,413	-	102,176
Segment income/(loss) from operations	6,634,028	(350,697)	355,686	6,639,017

Less:
Holding company expenses				772,706
Stock-based compensation expenses				248,057
Depreciation expenses				1,435,955
Amortization expenses				1,025,175
Total income (loss) from operations				3,157,124

Total revenues by geographic region are as follows:

	For the three months ended
	March 31, 2026	March 31, 2025
UK	$9,948,603	$8,851,350
Europe (UK-Excl.)	27,677,492	22,873,461
Central and South America	2,797,565	1,886,214
Asia Pacific (Australia Excl.)	2,440,899	3,141,567
Australia	2,158,944	2,453,347
Africa	5,080,367	3,517,114
Total	$50,103,870	$42,723,053

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – EFFECTIVE TAX RATE

We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was 24.3% and 56.5% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in two related court actions. They were also engaged in another two court actions (one from each side) in which they were seeking the liquidation of Fair Champions. These liquidations applications were closed without damages. The former proceedings are pending in the District Court of Limassol, Cyprus, being 1) Case No. 1080/2017, filed on 08/05/2017; and 2) Case No. 418/2017, filed on February 17, 2017. In the first action, the minority shareholders asserted derivative claims on behalf of Fair Champions. In the second action, Meridian Serbia sued certain minority shareholders for misrepresentations made at the time of the Company’s acquisition of its majority interest in Fair Champions. MeridianBet Group is seeking reimbursement of the sum it paid for that interest. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company's favor, and as such, a reserve has not been accrued.

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

The Company is in a dispute with Mr. Paul Hardman, one of the former owners of RKings, regarding certain consideration totaling approximately $626,450 (GBP 500,000) that Mr. Hardman has alleged remains payable to him pursuant to the RKings Purchase Agreement, and which the Company contends was forfeited. This amount is accrued and included in the Company’s liabilities. The Company’s dispute and related claims arise from alleged breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. While no formal legal proceedings have been initiated by either party to date, the Company is actively pursuing resolution of the matter. Based on a settlement proposal received from legal counsel, the Company expects to resolve the dispute for at most approximately GBP 170,000 (approximately $230,000).

The Company is involved in various labor and tax-related disputes in the ordinary course of business. These matters include, but are not limited to, employee claims, wage and hour disputes, and tax assessments by regulatory authorities. The majority of disputes relate to labor disputes with former employees of the MeridianBet Group, which represents more than 90% of all disputes. While the outcomes of such matters are inherently uncertain, based on current information and management’s assessment, none of these disputes are expected to have a material impact on the Company’s financial position, results of operations, or cash flows. The Company continues to monitor these matters and will update its disclosures as necessary should any material developments arise.

NOTE 22 – MERIDIANBET GROUP PURCHASE AGREEMENT

On January 12, 2023, Golden Matrix entered into a Sale and Purchase Agreement of Share Capital (the “Original Purchase Agreement”) with the Meridian Sellers, the owners of MeridianBet Group.

On June 28, 2023, Golden Matrix entered into an Amended and Restated Sale and Purchase Agreement of Share Capital dated June 27, 2023, with the Meridian Sellers on June 28, 2023 (as amended from time to time, the “A&R Purchase Agreement”).

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

Seventh Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On, and effective on, August 21, 2025, we and the Meridian Sellers entered into a Seventh Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Seventh Amendment”), which amended the MeridianBet Purchase Agreement to (a) confirm that $9,700,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to August 21, 2025; (b) confirm that $100,7000 of the 18 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to August 21, 2025; (c) provide that a total of: (i) $200,000 of 18 Month Non-Contingent Post-Closing Cash Consideration owed to Milovanović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and the Sellers on or around August 21, 2025 (the “Cash Conversion Agreement”), and (ii) provide that $30,000 owed to Milošević and $30,000 owed to Božović of the 12 Month Non-Contingent Post-Closing Cash Consideration would be converted into common stock of the Company, pursuant to the Cash Conversion Agreement; and (d) provide that the remaining unpaid amount of the 12 Month Non-Contingent Post-Closing Cash Consideration and 18 Month Non-Contingent Post-Closing Cash Consideration owed to the Sellers would be due and payable by the Company on or before October 9, 2025. The payment of the 18 Month Non-Contingent Post-Closing Cash Consideration was subsequently extended to October 9, 2026.

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

Between September 9, 2025 and September 26, 2025, the Company issued an aggregate of 38,716 shares at an average conversion price of $12.90 per share.

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

On November 7, 2025, the Company issued 666,666 shares at a conversion price of $12.00 per share.

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

Redemption Rights. None.

Transfer Rights. The Series C Preferred Stock is not transferrable by the Meridian Sellers.

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the MeridianBet Purchase Agreement, the Company entered into a Nominating and Voting Agreement (the “Voting Agreement”) between the Company, Anthony Brian Goodman, the Company’s then Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Meridian Sellers.

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

The Voting Agreement also included restrictions on the ability of the Meridian Sellers to transfer shares of the Company which they hold, unless such transferees entered into a joinder to the Voting Agreement and included a provision allowing any member of the Board nominated by the Meridian Sellers to share confidential information with the Meridian Sellers, but otherwise prohibiting them from sharing such confidential information with any other person.

The Voting Agreement expired pursuant to its terms on April 9, 2026.

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

Pursuant to the Management Agreement, Mr. Milošević serves as the manager of MeridianBet Group and supervises and directs the day-to-day operation of MeridianBet Group as Chief Executive Officer thereof. The initial term of the Management Agreement is two years (i.e., until April 9, 2026), unless otherwise extended with the mutual agreement of the parties. Mr. Milošević has the right to terminate the Management Agreement immediately upon the termination of the Voting Agreement; and Mr. Milošević has the right to terminate the Voting Agreement immediately upon the expiration or termination of the Management Agreement.

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

The Management Agreement expired pursuant to its terms on April 9, 2026.

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

The total purchase consideration was approximately $107.9 million, which included the issuance of 6,845,154 shares of common stock, 1,000 shares of Series C Convertible Preferred Stock, $12 million in closing cash, and $15 million in promissory notes, as well as additional contingent and deferred cash consideration. The transaction was accounted for using the acquisition method in accordance with ASC 805, with MeridianBet Group identified as the accounting acquirer and Golden Matrix as the accounting acquiree.

NOTE 23 – SUBSEQUENT EVENTS

Shares Issued for Vested RSUs

Subsequent to March 31, 2026, and through the date of this report, 28,560 shares were issued in settlement of vested RSUs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

The following discussion should be read in conjunction with the financial statements for the fiscal year ended December 31, 2025 and notes thereto, which the Company filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 as part of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our 2025 Annual Report.

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

Online Sports Betting, Online Casino, And Gaming Operations

We are a well-established brand and operator in the sports betting and gaming industry, spanning across over 15 markets in Europe, Central and South America, and Africa. We employ approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, slot machines, and virtual games. Of those 700 shops, approximately 260 are owned by our subsidiaries and approximately 440 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, our online casino revenue has grown significantly over the past several years.

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

A significant component of our revenue is derived from our comprehensive sports betting offerings, which cover over approximately 800 different leagues, providing more than approximately 11 million bets on over approximately 20,000 sporting events each month, inclusive of in-play betting. Notably, the sports betting technology, odds setting, and risk management platforms are proprietary to us.

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

We offer a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. We offer a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. We also own our own casino development studio, which has thus far produced 75 slot games, which are available online, where regulatory approval is granted, catering to customers on our proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

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

•

Customer engagement: We prioritize responsible gaming and offers tools such as deposit and loss limits, time-out features, and self-exclusion options. These tools empower players to manage their gaming experiences responsibly.

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

Beyond our direct B2C operations, we also operate an indirect B2B franchise model. Under this model, we license our proprietary sports betting technology to local partners, who can operate under our brand or their own brand. This diversifies our revenue stream, enabling us to leverage our technology for added income, while expanding our brand presence.

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

In the realm of technological advancement, one of the key development initiatives currently in progress is our integration of advanced Machine Learning (ML) technologies into our sports betting platform. The incorporation of these sophisticated technologies aims to personalize and enrich the betting experience for individual users by offering tailored bets, real-time updating of odds across a vast range of events, and further reducing the need for human oversight. This is expected to not only create a more dynamic, responsive, and intuitive betting experience, but also present a significant competitive advantage in a market where customer experience is paramount.

In terms of market trends, we believe that demand for online betting is on a significant upward trajectory globally, partially due to the lasting impact of the COVID-19 pandemic, which has accelerated the shift from traditional, physical betting shops to online platforms. The industry-wide transition towards mobile betting is another recent major trend, spurred on by the increased penetration of smartphones and improved internet connectivity. In response to these trends, we have successfully implemented an omni-channel approach to our markets, including iOS, Android, mobile browser, desktop, SMS, SST, USSD as well as retail segment (each as discussed above).

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

A Provider of Enterprise Software-as-a-Service (“SaaS”) Solutions

Following the closing of the MeridianBet Acquisition and effective April 1, 2024, we, through Golden Matrix, own and operate a proprietary online gaming aggregation and enterprise software platform (the “GM-Ag System”) that serves international customers, primarily in the Asia Pacific region.

The GM-Ag System is an integrated iGaming platform that connects licensed gaming content providers with licensed online gaming operators. The system aggregates gaming content from multiple third-party suppliers and makes such content available to customers through a single technical integration.

Under distribution agreements with licensed and accredited gaming content providers, we have the right to distribute and resell third-party game content to our customers. The content portfolio includes slot games, table games (such as roulette, blackjack and poker), sportsbook offerings, lottery products and live dealer games.

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

A Provider of Pay To Enter Prize Competitions And Online Trade Promotions Platform

We engage in competition operations in the United Kingdom via our subsidiary RKingsCompetitions Ltd., (“RKings”). We operate competitions to win prizes online such as cars, motorbikes, watches, technology, holidays, luxury gadgets and other items by offering pay to enter prize competitions throughout the UK which are not gambling or a lottery and RKings does not offer B2C online sports betting and/or online casino services. The participants are provided with a route to free entry to the prize competitions as required by UK law. We refer to these as “pay to enter prize competitions”.

As a purely online business, we have been focusing on enhancing the products and experience we offer to both new and existing players by improving the functionality and responsiveness of the RKingsCompetitions.com website, enhancing the prize values, and reducing the ticket prices.

In addition, we, through GMG Assets Limited, provide the winners of RKings’ prizes with the option of accepting the cash value of the prize. In doing so, GMG Assets purchases the prize from the winner for cash and sells the prize to wholesalers at a margin.

On August 16, 2024, we entered into a Share Exchange Agreement to acquire an 80% ownership interest in Classics Holdings Co. Pty Ltd (“Classics Holdings”). Classics Holdings, through its wholly-owned subsidiary, Classics For A Cause Pty Ltd (“Classics For a Cause”), is an independent online trade promotions company, located in Australia, which operates a well-established business-to-consumer (B2C) platform that offers paid members access to a wide range of discounts from retailers across Australia. Classics For a Cause rewards its members with free entries into promotional giveaways, which feature luxury and classic motor vehicles, and exotic motor vehicles. On August 21, 2024, we closed the transactions contemplated by the Share Exchange Agreement, which was effective as of August 1, 2024.

Cash Requirements, Liquidity and Capital Resources

We had $16,234,441 cash on hand and a working capital deficit of $22,777,000 as of March 31, 2026. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $16.9 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, subject to potential limitations on such sales pursuant to the “baby shelf” Form S-3 rules, which prevent us from selling more than 1/3rd of our float every 12 months.

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1.	Unicredit Bank Facility;
2.	Hipotekarna Bank Facility;
3.	Igor Salindrija Facility; and
4.	Makerplay Entretenimento & Marketing Limitada Facility

The outstanding balances of these debt facilities as of March 31, 2026 and December 31, 2025 are presented below:

	As of March 31,	As of December 31,
Description	2026	2025
Unicredit Bank Facility	$10,713,329	$13,327,795
Hipotekarna Bank Facility	$100,681	$307,496
Igor Salindrija Facility	$1,038,174	$2,350,000
Makerplay Entretenimento & Marketing Limitada Facility	$1,053,882	$999,564

See “Note 15 – Long-Term Liabilities” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on these debts.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “Note 22 – MeridianBet Group Purchase Agreement”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the MeridianBet Acquisition:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Meridian Holdings Inc. Shares	Cash Consideration Balance as of March 31, 2026
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	1,709,642	3,290,358	-
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	254,540	9,630,460	115,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	509,328	8,700,000	790,672
Promissory Note Consideration	15,000,000	-	-	15,000,000
Consideration paid	$70,000,000	$25,971,919	$28,122,409	$15,905,672

The Company has received confirmation from the former owners of MeridianBet Group that they will not demand repayment or conversion of the consideration until such time as the Company has the ability to repay.

Liquidity and capital resources

	As of March 31,	As of December 31,
Description	2026	2025
Cash and cash equivalents	$16,234,441	$18,078,300
Working capital (deficit)	$(22,777,000)	$(24,128,745)
Shareholders’ equity	$50,430,400	$48,338,626

The Company had $16,234,441 of cash on hand at March 31, 2026 and total assets of $111,867,270 ($30,482,524 of which were current assets) and a working capital deficit of $22,777,000 as of March 31, 2026. The working capital deficit was mainly due to $8,032,261 of current portion of long-term loans included in current liabilities, as well as $15,905,672 of current consideration payable to the Meridian Sellers. Included in total assets at March 31, 2026 was $8,844,034 of goodwill and $26,226,694 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

The Company had $18,078,300 of cash on hand at December 31, 2025 and total assets of $118,078,800 ($35,438,153 of which were current assets) and a working capital deficit of $24,128,745 as of December 31, 2025. The working capital deficit was mainly due to $10,581,035 of current portion of long-term loans included in current liabilities, as well as $16,199,672 of current consideration payable to the Meridian Sellers. Included in total assets at December 31, 2025 was $8,450,955 of goodwill and $26,463,965 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

The decrease in cash of $1,843,859 between March 31, 2026, and December 31, 2025, was mainly due to the repayment of debt and cash used in investing activities, offset by cash provided by operating activities.

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

Cash flows

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$5,155,437	$7,739,637
Cash used in investing activities	$(2,468,595)	$(5,340,839)
Cash provided by (used in) financing activities	$(4,573,457)	$(5,000,064)

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the three months ended March 31, 2026, mainly include stock-based compensation, amortization expenses on intangible assets, depreciation on property plant and equipment and non-cash interest expense related to debt discount amortization.

The Company generated cash from operating activities of $5,155,437 during the three months ended March 31, 2026, due primarily to $2,168,157 of net income, a $2,357,254 decrease in accounts receivable, $248,057 of stock-based compensation, $1,025,175 of amortization expenses relating to intangible assets, and $1,435,955 of depreciation expenses, which was mainly offset by a $1,863,677 decrease in accounts payable.

The Company generated cash from operating activities of $7,739,637 during the three months ended March 31, 2025, due primarily to a $4,122,296 increase in accounts payable and accrued liabilities, $1,040,325 of stock-based compensation, $952,546 of non-cash interest expense related to debt discount amortization, $2,152,640 of amortization expenses relating to intangible assets, and $1,436,247 of depreciation expenses, which was mainly offset by a $258,217 net loss, an $820,433 increase in inventory, an $897,968 increase in accounts receivable, and an $880,465 decrease in taxes payable.

 During the three months ended March 31, 2026, cash used in investing activities was $2,468,595, which was primarily due to $806,390 paid to acquire subsidiaries, and $1,405,432 spent on intangible assets.

During the three months ended March 31, 2025, cash used in investing activities was $5,340,839, which was primarily due to $1,459,642 of consideration paid to the former owners of MeridianBet Group in connection with the MeridianBet Acquisition, $426,700 of consideration paid to acquire 80% of Classics Holdings, $2,339,700 spent on intangible assets, and $1,107,424 spent on property, plant and equipment.

During the three months ended March 31, 2026, cash used in financing activities was $4,573,457, which was primarily due to repayments on debt of $3,791,674 and a repayment of lease of $780,668.

During the three months ended March 31, 2025, cash used in financing activities was $5,000,064, which was primarily due to repayments on debt of $4,428,626 and a repayment of lease of $571,438.

The Company had a net decrease in cash of $1,843,859 for the three months ended March 31, 2026, which is mainly due to repayment of debt, cash used in investing activities, offset by cash provided by operating activities.

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

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our Company’s performance and determine whether certain restricted stock units and cash bonuses will vest as of the end of December 31, 2025. EBITDA means net loss before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, unrealized foreign exchange gain or loss, and restructuring costs which include charges or expenses attributable to acquisition related costs. EBITDA and Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended
	March 31, 2026	March 31, 2025
Net income (loss)	$2,168,157	$(258,217)
+ Interest expense	353,726	1,471,360
- Interest income	(5,999)	(43,936)
+ Taxes	696,134	(336,053)
+ Depreciation	1,435,955	1,436,247
+ Amortization	1,025,175	2,152,640
EBITDA	$5,673,148	$4,422,041
+ Stock-based compensation	248,057	1,040,325
+ Restructuring costs	-	149,934
- Unrealized foreign exchange gain or (loss)	368,174	(617,913)
Adjusted EBITDA	$6,289,379	$4,994,387

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods.

	Three Months Ended March 31,
	2026	2025	$Change	%Change
Revenue	$50,103,870	42,723,053	$7,380,817	17%
Cost of goods sold (COGS)	21,959,630	18,527,092	3,432,538	19%
Gross profit	28,144,240	24,195,961	3,948,279	16%
General and administrative expenses	24,987,116	24,301,978	685,138	3%
Income (loss) from operations	3,157,124	(106,017)	3,263,141	N/A
Interest expense	353,726	1,471,360	(1,117,634)	-76%
Interest earned	5,999	43,936	(37,937)	-86%
Foreign exchange gain	(412,194)	433,668	(845,862)	N/A
Other income	467,088	505,503	(38,415)	-8%
Provision for income taxes	696,134	(336,053)	1,032,187	N/A
Net income (loss)	2,168,157	(258,217)	2,426,374	N/A
Net income (loss) attributable to noncontrolling interest	(92,638)	(26,609)	(66,029)	248%
Net income (loss) attributable to MRDN	$2,260,795	(231,608)	$2,492,403	N/A

Revenue. Revenue increased by $7,380,817, or 17%, to $50,103,870 for the three months ended March 31, 2026, from $42,723,053 for the three months ended March 31, 2025. Revenues from online casino from MeridianBet Group increased by $3,856,840, or 33%, to $15,252,268 for the three months ended March 31, 2026, from $11,395,428 for the three months ended March 31, 2025, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of 10+ new providers (some of which are AIR Dice, Push Gaming, and EGT Digital), launching of the new game "Gates of Olympia" from the Company’s studio Expanse, which became a top 3 most popular game in the first quarter of 2026, and revenues from online sports betting which increased by $1,848,088, or 17%, to $11,699,423 for the three months ended March 31, 2026, from $9,851,335 for the three months ended March 31, 2025, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – in 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout –settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, an increase in live streams, especially for tennis and optimizing the loyalty program for our online players. Revenues from retail sports betting and retail casino increased by $1,291,334, or 19%, to $6,967,386 for the three months ended March 31, 2026, from $5,676,052 for the three months ended March 31, 2025, mainly due to a series of strategic operational enhancements. We expanded our slot capacity by adding over 100 machines, representing approximately 10% growth of the total installed base. Additionally, we opened 10 new locations, completed renovations and adaptations across 50 betshops, and relocated underperforming betshops to more optimal positions. We also introduced a new loyalty application and deployed additional operational systems that enhanced customer engagement and internal efficiency. Alongside these investments, we implemented a comprehensive field reorganization aimed at improving operational efficiency and service quality, resulting in a stronger and more optimized retail network.

COGS. Costs of goods (COGS) sold increased by $3,432,538, or 19%, to $21,959,630 for the three months ended March 31, 2026, from $18,527,092 for the three months ended March 31, 2025. MeridianBet Group COGS from online casino, online sports betting, retail casino, retail sports betting, bars and franchise fees increased by $2,853,120 in total, or 38%, to $10,408,219 for the three months ended March 31, 2026, from $7,555,098 for the three months ended March 31, 2025, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $3,948,279, or 16%, to $28,144,240 for the three months ended March 31, 2026, from $24,195,961 for the three months ended March 31, 2025. MeridianBet Group gross profit from online casinos increased by $2,401,540 or 29%; gross profit from online sports betting increased by $1,046,799, or 15%, and gross profit from retail sports betting and retail casino increased by $760,027 or 19% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in gross profits was due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses increased by $685,138, or 3%, to $24,987,116 for the three months ended March 31, 2026, from $24,301,978 for the three months ended March 31, 2025. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities, as discussed below.

Stock-based compensation (within G&A) for the three months ended March 31, 2026, was $248,057, compared to $1,040,325 for the three months ended March 31, 2025, representing a $792,268 decrease from the prior period. The decrease was primarily attributable to fewer RSUs granted to the Company’s employees and directors, as well as fewer shares issued for services during the period.

Amortization expenses for the three months ended March 31, 2026, were $1,025,175, compared to $2,152,640 for the three months ended March 31, 2025, a $1,127,465, or 52% decrease from the prior period. The decrease was primarily attributable to the impairment of intangible assets recognized in the prior year, which reduced the amortizable asset base.

Salaries and wages for the three months ended March 31, 2026, were $7,088,229, compared to $6,290,867 for the three months ended March 31, 2025, a $797,362 or 13% increase from the prior period, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended March 31, 2026, were $901,492, compared to $920,240 for the three months ended March 31, 2025, an $18,748 or 2% decrease from the prior period. The higher fees in the prior-year period were primarily attributable to legal and audit services related to the MeridianBet Acquisition.

Marketing expenses for the three months ended March 31, 2026, were $6,392,458, compared to $6,045,796 for the three months ended March 31, 2025, a $346,662 or 6% increase from the prior period, which was primarily driven by increased budgets across all Ads channels (Google, Meta, etc.), as well as increased promotional activities in Brazil. Despite this, marketing costs have been significantly optimized, resulting in a single-digit growth rate compared to the same quarter last year.

Rents and utilities for the three months ended March 31, 2026, were $2,242,256, compared to $1,743,062 for the three months ended March 31, 2025, a $499,194 or 29% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense decreased by $1,117,634, or 76%, to $353,726 for the three months ended March 31, 2026, from $1,471,360 for the three months ended March 31, 2025. The decrease primarily reflects the repayment of an October 2024 Secured Convertible Note in early April 2025, resulting in no interest accruals for the Secured Convertible Note during the current quarter.

Interest earned. Interest earned decreased by $37,937, or 86%, to $5,999 for the three months ended March 31, 2026, from $43,936 for the three months ended March 31, 2025. The decrease was mainly due to the maturity of term deposit agreements with banks during the period. The funds were subsequently reallocated into Eurobonds, which are expected to generate interest income in future periods.

Foreign exchange gain. Foreign exchange results decreased by $845,862, to a loss of $412,194 for the three months ended March 31, 2026, compared to a gain of $433,668 for the three months ended March 31, 2025. The decrease was primarily driven by volatility and unfavorable fluctuations in the EUR/RSD/USD exchange rates, which impacted the remeasurement of the Company’s monetary assets and liabilities denominated in euros and Serbian dinars. Volatility in the euro and Serbian dinar against the U.S. dollar, as well as across other currencies used by the Group, including differences between average and period-end exchange rates, resulted in higher unrealized foreign exchange losses.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the three months ended March 31, 2026, and 2025, other income amounted to $467,088 and $505,503, respectively.

Provision for income taxes. We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was 24.3% and 56.5% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate for the three months ended March 31, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

Net income (loss) attributable to noncontrolling interest. Net income (loss) attributable to noncontrolling interest in the acquired entity is measured at their proportionate share of the acquired entity’s and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended March 31, 2026, and 2025, net loss attributable to noncontrolling interest amounted to $92,638 and $26,609, respectively. The increase in loss was primarily driven by higher net losses generated by these entities during the three months ended March 31, 2026.

Net income (loss) attributable to MRDN. Net income attributable to MRDN increased by $2,492,403 to $2,260,795 for the three months ended March 31, 2026, from a net loss of $231,608 for the three months ended March 31, 2025. The increase was mainly due to higher revenues and gross profits as discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026, are those that depend most heavily on these judgments and estimates. As of March 31, 2026, there had been no material changes to any of the critical accounting policies contained therein. “Note 1 – Basis of Presentation and Accounting Policies,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026 (the “Form 10-K”), under the heading “Risk Factors”, and investors should review the risks provided in the Form 10-K, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors”, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2026, and from the period from April 1, 2026 to the filing date of this Report, which have not previously been disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
January 1 – January 31, 2026	-	-	-	$2,877,222
February 1 – February 28, 2026	-	-	-	$2,877,222
March 1 – March 31, 2026	-	-	-	$2,877,222
Total	-	-	-	$2,877,222

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)

The below events occurred within four business days of the filing date of this periodic report and as such, the Company is disclosing the occurrence of the events below under “Item 1.01 Entry Into a Material Definitive Agreement”, “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”, and “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”, instead of a stand-alone Current Report on Form 8-K:

Item 1.01 Entry Into a Material Definitive Agreement.

As discussed above under “Note 22 – MeridianBet Group Purchase Agreement—Promissory Notes”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, on April 9, 2024, the MeridianBet Acquisition was completed, and Golden Matrix acquired 100% of MeridianBet Group, effective for all purposes as of April 1, 2024. In connection with the MeridianBet Acquisition, on April 9, 2024, Golden Matrix issued the Meridian Sellers, among other consideration, $15 million in Promissory Notes, payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović. The Notes became due on April 9, 2026.

On April 27, 2026, and effective for all purposes as of April 9, 2026, the Meridian Sellers and the Company entered into a First Amendment to Promissory Notes (the “First Amendment”), which amended each of the promissory notes to extend the due date thereof to November 9, 2026, effective as of April 9, 2026, and pursuant to which each of the Meridian Sellers waived any prior defaults which have occurred under the notes.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The disclosures in Item 1.01 above regarding the First Amendment to Promissory Notes are incorporated into this Item 2.03 in their entirety.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Dismissal of Chief Operating Officer

On, and effective on, April 23, 2026, the Board of Directors of the Company, after determining that the position of Chief Operating Officer was no longer necessary to the Company’s forward direction and as part of a planned restructuring of executive leadership, dismissed Weiting “Cathy” Feng, the Company’s then Chief Operating Officer. The Company and Ms. Feng are currently in discussions regarding Ms. Feng’s post-employment severance and the Company expects to file a Current Report on Form 8-K in the future, once such compensation is finalized and agreed to.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation and through April 2020		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.1	4/9/2024	001-41326
3.6	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.3	4/9/2024	001-41326
3.7	Certificate of Change, affecting a 1-for-12 Reverse Stock Split of the Outstanding Common Stock and Authorized Common Stock, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.1	3/3/2026	001-41326
3.8	Articles of Amendment affecting Name Change to “Meridian Holdings Inc.”, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.2	3/3/2026	001-41326
3.9	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
3.10	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024		8-K	3.2	4/9/2024	001-41326
3.11	Amendments to the Bylaws of Golden Matrix Group, Inc. dated January 29, 2025		8-K	3.2	1/30/2025	001-41326
3.12	Amendments to the Bylaws of Golden Matrix Group, Inc. dated December 2, 2025		8-K	3.1	12/8/2025	001-41326
10.1	Promissory Note dated April 9, 2024, in the amount of $13,125,000 representing amounts owed by Golden Matrix Group, Inc. to Aleksandar Milovanović		8-K	10.3	4/9/2024	001-41326
10.2	Promissory Note dated April 9, 2024, in the amount of $1,250,000 representing amounts owed by Golden Matrix Group, Inc. to Zoran Milošević		8-K	10.4	4/9/2024	001-41326
10.3	Promissory Note dated April 9, 2024, in the amount of $625,000 representing amounts owed by Golden Matrix Group, Inc. to Snežana Božović		8-K	10.5	4/9/2024	001-41326
10.4	First Amendment to Promissory Notes dated April 27, 2026, and effective April 9, 2026*	x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN HOLDINGS INC./NV

Dated: April 28, 2026	/s/ William Scott
William Scott
Its: President, Interim Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2026	/s/ Rich Christensen
Rich Christensen
Its: Chief Financial Officer (Principal Accounting/Financial Officer)

