Form 10-K/A
period 2025-12-31
Meridian Holdings Inc./NV
filed 2026-04-30
CIK 1437925

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

As of April 30, 2026, the registrant had 12,669,479 shares of its common stock, $0.00001 par value, outstanding, after giving effect to the Reverse Stock Split (discussed below). This amount includes shares of common stock issued upon the settlement of restricted stock units that vested upon the filing of the Company’s Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

On March 31, 2026, Meridian Holdings Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). The Original Form 10-K omitted certain disclosures under Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We currently do not expect to file our definitive proxy statement for the 2026 annual meeting of our stockholders within 120 days of December 31, 2025. Accordingly, we are filing this Amendment No. 1 to the Original Form 10-K (this “Amendment No. 1” or this “Report”) solely to:

•

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

•

delete the reference on the cover of the Original Form 10-K regarding the incorporation by reference into Part III of the Original Form 10-K of portions of our definitive proxy statement to be delivered to stockholders and filed with the SEC in connection with the 2026 annual meeting of our stockholders; and

•

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Certain other capitalized terms used below but not otherwise defined have the meanings give to such terms in the Original Form 10-K, and this Amendment No. 1 should be read together with the Original Form 10-K.

As previously disclosed in the Current Report on Form 8-K filed by the Company with the SEC on April 9, 2024, effective on April 1, 2024, we closed the transactions contemplated by that certain Sale and Purchase Agreement of Share Capital dated January 11, 2023 (as amended and restated from time to time, the “MeridianBet Purchase Agreement”) with Aleksandar Milovanović (“Milovanović”), Zoran Milošević (“Milošević”) and Snežana Božović (“Božović”, and collectively with Milovanović and Milošević, the “Sellers”), the former owners of (a) Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia (“Meridian Serbia”); (b) Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro; (c) Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta; and (d) Meridian Gaming (Cy) Ltd, a company formed and registered in the republic of Cyprus (“Meridian Gaming”, and collectively, (a) through (d), “MeridianBet Group”). Pursuant to the Purchase Agreement, on April 9, 2024 (the “Closing Date”), and effective on April 1, 2024, we acquired 100% of MeridianBet Group.

Božović is Chief Operating Officer of Meridian Serbia, Secretary of MeridianBet Group, and a member of the Board of Directors of the Company; Milošević is the Chief Executive Officer of MeridianBet Group and Milovanović is a greater than 5% stockholder of the Company.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

The following table sets forth certain information with respect to our and our significant subsidiaries’ executive officers:

Name	Position	Age
William Scott	Interim Chief Executive Officer (Principal Executive Officer), President, and Director	61
Richard Christensen	Chief Financial Officer (Principal Financial/Accounting Officer) and Treasurer	49
Zoran Milošević	Chief Executive Officer of the MeridianBet Group	51
Snežana Božović	Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group, and Company Director (Series C Preferred)	44

Below is information regarding each executive officer’s biographical information, including their principal occupations or employment for at least the past five years, and the names of other public companies in which such persons hold or have held directorships during the past five years.

William Scott — Interim Chief Executive Officer (Principal Executive Officer), President, and Director — Information regarding Mr. Scott is set forth below under “Board of Directors”.

Richard B. Christensen, CPA — Chief Financial Officer (Principal Financial/Accounting Officer) and Treasurer — Richard B. Christensen is a seasoned finance and accounting executive with over 25 years of comprehensive experience in international publicly-traded companies in the staffing, professional services, software, manufacturing, and construction industries. Mr. Christensen’s key expertise includes corporate and business finance, mergers and acquisitions, technical accounting, and SEC reporting. From December 2015 through February 2025, Mr. Christensen served in various roles with TrueBlue Inc., a staffing, software and professional services company, including Senior Vice President (SVP) and Chief Accounting Officer (December 2020 to August 2024), Treasurer (February 2022 to February 2025), and SVP Risk, Treasury and Corporate Development (August 2024 to February 2025). While at TrueBlue, Inc., Mr. Christensen managed all aspects of accounting and SEC reporting, and was involved with several acquisitions. Prior thereto, Mr. Christensen was employed at Itron, Inc., where he held various accounting, finance, operational and business development roles over a period of approximately ten years. Prior thereto, Mr. Christensen served as an Audit Manager at Deloitte & Touche LLP, where he worked for approximately five years. Mr. Christensen received a BBA from Idaho State University in Computer Information Systems and Accounting, and received an MBA with a concentration in Finance from The Wharton School, University of Pennsylvania. Mr. Christensen is licensed as a Certified Public Accountant in the state of Idaho.

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

Board of Directors

Our current directors are as follows:

Name of Director	Age	Position	Date First
			Appointed as
			Director
William Scott	61	Chairman (Series C Preferred Director*)	April 2024
Murray G. Smith	55	Director	August 2020
Atul Bali	54	Director	December 2025
Snežana Božović	44	Chief Operating Officer of Meridian Serbia and Company Director (Series C Preferred Director*)	January 2025

* As discussed in greater detail below under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Series C Preferred Stock”, the holders of the Company’s Series C Preferred Stock currently only have the right to appoint one (1) member to the Board of Directors because the number of members of the Board of Directors is under five (5), however, the previously appointed Series C Preferred Directors (as defined below), will continue to serve in such roles until the next annual meeting of stockholders of the Company, at which time, assuming the Company has less than five (5) directors, the holders of the Company’s Series C Preferred Stock will only have the right to appoint one Series C Preferred Director.

Any vacancy occurring between stockholders’ meetings in any of the Board of Directors positions not held by the Series C Preferred Directors, discussed in greater detail under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Series C Preferred Stock”, including vacancies resulting from an increase in the number of Directors may be filled by the Board of Directors. A vacancy in the Series C Preferred Director position(s) may be filled by the affirmative vote of at least a majority of the then outstanding shares of Series C Preferred Stock. A Director elected to fill a vacancy shall hold office until the next annual stockholders’ meeting.

There is no arrangement or understanding between our directors and executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current Board, except in connection with the rights of the holders of the Series C Preferred Stock, discussed in greater detail under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Series C Preferred Stock”.

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

	William Scott	Murray G. Smith	Atul Bali	Snežana Božović
Executive Leadership	●	●	●	●
Financial Expertise / Investment	●	●	●	●
Technology	●		●
Cybersecurity
Risk and Compliance	●	●	●	●
Growth/Transformation	●		●	●
Public Company Board Experience	●	●	●	●
Legal, Regulatory and Public Policy	●	●	●	●
Environmental	●
Social	●		●	●
Governance	●	●	●	●
Global Operations	●	●	●	●
Manufacturing/Supply Chain	●	●	●
Strategic Planning	●		●	●

Information regarding the members of the Board of Directors is provided below:

William Scott (Chairman), Interim Chief Executive Officer (Principal Executive Officer), President, and Director:

Series C Preferred Stock Director

On November 26, 2025, the Company appointed Mr. Scott, the Executive Chairman of the Board of Directors of the Company, as Interim Chief Executive Officer and Principal Executive Officer of the Company to take effect upon the resignation of our former Chief Executive Officer, Anthony Brian Goodman, which became effective on December 12, 2025. Mr. Scott has served as President of the Company since February 19, 2026.

Mr. Scott has served as a member of the Board of Directors, and as Chairman of the Board, since April 2024. Since June 2013, Mr. Scott has served as a director of Warrenside Limited – London, a gambling consultancy firm where he provides advisory services. From July 2004 to June 2013, Mr. Scott served as Vice President of Corporate Strategy and Vice President – Interactive, of GTECH (now IGT) London, a gaming and lottery technology provider where he served as a Vice President in the interactive division. From July 2002 to April 2004, Mr. Scott served as an advisor to ICW Holdings Limited – London, which is a power systems provider. From June 2000 to April 2002, Mr. Scott served as Finance Director of Coffee Republic plc London. Prior to that he held various finance, managerial and director roles in various industries including over 5 years at Arthur Andersen in South Africa and the United Kingdom. Mr. Scott also currently serves on the Board of Directors of a number of private companies, mainly in the gaming industry, including Ithuba Holdings (RF)(Pty)Ltd, a lottery operator located in South Africa where he serves on both the Board of Directors and the Audit and Risk Committee of, Fincore Limited – London, a technology provider to the gambling industry and government/banks and Bildabet Technology Limited, a technology provider to the gambling industry. Mr. Scott also serves on the Board of Directors of a charity organization, Education Africa, as well as a “know your client”/anti-money laundering organization based in London, England. Mr. Scott also served as a member of the Board of Directors of Playgon Games Inc. (OTCMKTS:PLGNF), a licensor of digital content for the iGaming market, from October 2018 to May 2023. Mr. Scott is a member of the Chartered Accountants of South Africa. Mr. Scott obtained a Bachelor of Commerce degree from the University of Witwatersrand, in Johannesburg, South Africa, with Honors.

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

Atul Bali:

Director

Mr. Bali has served as the Chairman of Instant Win Gaming, a UK-based developer of customized digital gaming platforms for global lotteries, since November 2014. He has also been the Chairman of The Football Pools Ltd, a UK-based operator of offline and online gaming, since January 2021. Since November 2019, he has served as a board member of Everi Holdings Inc., a Las Vegas-based supplier for the casino and gaming industry, and, since March 2017, as a non-executive director and audit committee chair of Rainbow Rare Earths PLC (LSE:RRE), a UK company focused on the sustainable extraction and recovery of critical rare earth elements. Additionally, since April 2019, Mr. Bali has served as Chairman of Fincore Ltd, a financial software company that provides certain software and services to Everi as well as a Remote Gaming Server platform provider for multiple competing content providers, since November 2017, Mr. Bali has served as Advisory Board Chairman of Ingenuity Gaming Private Ltd, a service company in the online and land based gaming industry, and since April 2021, Mr. Bali has served as a Strategic Advisory to Football 1x2 Ltd., a provider of iGaming solutions. From May 2016 to August 2021, Mr. Bali was chairman of Meridian Tech Holdings, an online sports betting and gaming group, which the Company acquired in April 2024. From May 2014 to April 2021, Mr. Bali served as deputy chairman/advisor of Gaming Reals PLC (LSE:GMR), a UK-based developer, licensor, and distributor of mobile-focused gaming content. From May 2014 to July 2018, Mr. Bali served as a director and advisor of Metric Gaming, a sports betting software provider. From June 2012 to March 2014, Mr. Bali served as President and CEO of Aristocrat Technologies Inc., a US-based subsidiary of the Australian company, Aristocrat Leisure Limited (ASX: ALL), a gaming and entertainment company. From April 2002 to August 2010, Mr. Bali also held various positions with GTECH Corporation, a US-based lottery and gaming systems and services provider, including as President and CEO of its GTECH G2 division between September 2007 and August 2010. Mr. Bali received a bachelor’s degree in Law and Economics (with honors) from Keele University, Staffordshire, England.

Director Qualifications: The Company believes that Mr. Bali’s extensive experience in the global gaming and iGaming industries, including online gaming platforms, sports betting, and gaming technology, qualifies him to serve as a member of the Board of Directors and that his prior service as a senior executive and board member of multiple gaming operators and suppliers will provide valuable operational, technological, and regulatory insight to the Board of Directors.

Snežana Božović:

Chief Operating Officer of Meridian Serbia and Company Director (Series C Preferred Director)

Since May 2022, Ms. Božović has served as the Chief Operating Officer of Meridian Serbia, overseeing Meridian Serbia’s financial strategy and managing budgets. Prior to that, Ms. Božović held various other roles with Meridian Serbia, including from May 2018 to May 2022, serving as Chief Financial Officer; from March 2008 to May 2018, serving as General Director; from January 2006 to March 2008, serving as Financial Director; and from December 2003 to January 2006, serving as a betting shop manager/croupier. Ms. Božović has also served as a Director of Meridian Tech since May 2022, as a General Director of Meridian Malta since May 2016, and as General Director of Fair Champions Meridian Ltd., a majority owned subsidiary of Meridian Gaming Malta, since December 2015. Ms. Božović received her bachelor's degree from the University Union in Belgrade, Serbia, in Business Management.

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

In making leadership structure determinations, the Board of Directors considers many factors, including the specific needs of the business and what is in the best interests of the Company’s shareholders. Our current leadership structure is comprised of a combined Chairman of the Board and Interim Chief Executive Officer (“CEO”), Mr. William Scott. The Board of Directors believes that this leadership structure is the most effective and efficient for the Company at this time. Mr. Scott possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board of Directors’ time and attention are focused on the most critical matters. Combining the Chairman of the Board and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our shareholders, particularly during periods of turbulent economic and industry conditions. The Board of Directors does not have a policy as to whether the Chairman should be an independent director, an affiliated director, or a member of management.

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

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act or which otherwise are required to file periodic reports under the Exchange Act.

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

Board of Directors Meetings

During the year ended December 31, 2025, the Board held thirteen formal meetings of the Board, and took various actions via the unanimous written consents of the Board. All members of the Board of Directors attended at least 75 percent of the aggregate of (i) the total number of meetings of the Board of Directors held during the year ended December 31, 2025; and (ii) the total number of meetings held by all Committees of the Board of Directors on which he or she served during the year ended December 31, 2025. The Company held an annual meeting of stockholders on November 6, 2025, which was attended by each member of the Board of Directors of the Company. Each director of the Company is encouraged to be present at annual meetings of stockholders. Members of the Board of Directors are encouraged, but not required, to be present at annual meetings of stockholders, absent exigent circumstances that prevent their attendance. Where a director is unable to attend an annual meeting in person, but is able to do so by electronic conferencing, the Company will arrange for the director’s participation by means where the director can hear, and be heard, by those present at the meeting.

Board Committee Membership

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. All three committees are composed solely of independent directors. You can review the charters for our standing committees by accessing our public filings at the SEC’s website at www.sec.gov (as discussed below) or on our website at https://meridian-holdings.com/governance-documents.

The current members of the committees of our Board of Directors are as follows:

	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
William Scott (1)
Atul Bali	☒	M	C	M
Murray G. Smith	☒	C	M	C
Snežana Božović

(1) Chairman of Board of Directors.

C - Chairman of Committee.

M - Member.

Each of these committees has the duties described below and operates under a charter that has been approved by our Board of Directors.

Audit Committee

Nasdaq listing standards and applicable SEC rules require that the Audit Committee of a listed company be comprised solely of independent directors. We have established an Audit Committee of the Board of Directors, which currently consists of Murray G. Smith and Atul Bali. Each member of the Audit Committee meets the independent director standard under Nasdaq’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. Each member of the Audit Committee is financially literate.

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

Compensation Committee Interlocks and Insider Participation

As described above, the current members of the Compensation Committee are independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2025, none of our executive officers served on the Compensation Committee (or its equivalent) or Board of Directors of another entity whose executive officer served on our Compensation Committee. Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

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

Website Availability of Documents

The charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Business Conduct and Ethics can be found on our website at https://meridian-holdings.com/governance-documents. Unless specifically stated herein, documents and information on our website are not incorporated by reference in this Report.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide stockholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay,” as well as an advisory vote on how often the company will present say on pay votes to its stockholders. The Company’s stockholders voted on say-on-pay matters in 2025 and have previously approved a three year-frequency for future “say on pay” votes, with the next such vote expected to be held at the Company’s 2028 annual meeting, unless the Board determines to hold such vote earlier in its sole discretion.

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

Insider Trading/Anti-Hedging Policies

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also plans to follow procedures for the repurchase of any shares of its securities. The Company believes that its insider trading policy and planned repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company.

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

A copy of the Company’s insider trading policy is incorporated by reference as Exhibit 19.1 to the Original Form 10-K.

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

Based solely upon our review of the Section 16(a) filings that have been furnished to us and filed publicly, we believe that during the year ended December 31, 2025, that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis, except that Anthony Brian Goodman, our former Chief Executive Officer and director, and current greater than 10% stockholder, failed to timely report seven transactions and as a result four Form 4s were not timely filed, Aleksandar Milovanović inadvertently failed to timely report seventeen transactions and as a result eight Form 4s were not timely filed, Snezana Božović inadvertently failed to timely report three transactions and as a result two Form 4s were not timely filed, and Zoran Milošević inadvertently failed to timely report one transaction and as a result one Form 4 was not timely filed, and Atul Bali, our director, failed to timely file his initial beneficial ownership report on Form 3, which report remains outstanding.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the year ended December 31, 2025 and the twelve months ended December 31, 2024. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity for the twelve months ended December 31, 2025 and the twelve months ended December 31, 2024 (including Anthony Brian Goodman, who served as our Chief Executive Officer until his resignation effective as of December 12, 2025, and Mr. William Scott, who assumed the role of Interim Chief Executive Officer effective upon such resignation), (ii) were serving as of December 31, 2025, as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)# (5)		Option awards ($)#	Nonequity incentive plan compensation ($) (8)	All other compensation ($) (9)		Total ($)
William Scott Interim CEO, President and Chairman(1)	2025	90,000	—	59,100		—	15,000	—		164,100

Anthony B. Goodman	2025	386,952	—	591,000	(6)	—	—	1,043,986	(6)	2,021,938
Former CEO, President and Director(1)	2024	303,600	—	—		—	—	34,386		337,986

Weiting ‘Cathy’ Feng	2025	223,200	—	147,750		—	37,500	26,244		434,694
Former COO, Former CFO, and Former Director (2)	2024	186,500	—	—		—	—	21,055		207,555

Zoran Milošević	2025	174,081	—	861,996	(7)	—	150,000	—		1,186,077
Chief Executive Officer of MeridianBet Group(3)	2024	93,129	—	715,000		—	—	—		808,129

Rich Christensen Chief Financial Officer (Principal Financial/Accounting Officer), and Treasurer(4)	2025	285,577	—	157,500		—	56,250	—		499,327

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any nonqualified deferred compensation during the periods reported above.

# The fair value of stock-based compensation issued for services computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. Please see “NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES, Stock-Based Compensation”, to the financial statements included under Item 8. Financial Statements and Supplementary Data of the Original Form 10-K, for a description of the compensation expense. The fair value of options granted computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 on the date of grant. These amounts do not correspond to the actual value that will be recognized by the named individuals from these awards.

(1) Effective December 12, 2025, Mr. Goodman resigned as President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, and as a member of the Board of Directors of the Company and each of its subsidiaries. On the same date, Mr. Scott was appointed as Interim Chief Executive Officer of the Company and on February 19, 2026, Mr. Scott was appointed as President of the Company.

(2) On, and effective on, September 9, 2024, the Board of Directors appointed Weiting ‘Cathy’ Feng as Chief Financial Officer (Principal Accounting/Financial Officer) of the Company. Effective on March 25, 2025, Ms. Feng stepped down as Chief Financial Officer and Director and Richard Christensen was appointed as the Chief Financial Officer (Principal Accounting/Financial Officer) of the Company. Effective April 23, 2026, Ms. Feng was terminated as Chief Operating Officer of the Company.

(3) Mr. Milošević serves as the Chief Executive Officer of MeridianBet Group, which the Company acquired effective April 1, 2024.

(4) Mr. Christensen was appointed as Chief Financial Officer of the Company effective March 5, 2025.

(5) The stock awards included 100% of the grant-date fair value of restricted stock units (the “RSUs”) granted to executives. The RSUs were granted pursuant to, and subject in all cases to, the terms of the Company’s 2023 Equity Incentive Plan. The RSUs vest upon the achievement of specified performance metrics and continued service through the applicable vesting dates, subject to customary accelerated vesting provisions. On January 12, 2025, the Company granted RSUs to executives as follows: 2,500 RSUs to William Scott, 6,250 RSUs to Weiting ‘Cathy’ Feng, and 25,000 RSUs to Zoran Milošević. On March 7, 2025, the Company granted 6,250 RSUs to Rich Christensen. All of the RSUs were subject to vesting based on the Company meeting certain revenue and Adjusted EBITDA targets for 2025 and were settleable in shares of common stock. On April 14, 2026, the Company issued shares of common stock in settlement of vested RSUs as follows: 1,250 shares to William Scott, 3,125 shares to Weiting ‘Cathy’ Feng, 12,500 shares to Zoran Milošević, and 4,687 shares to Rich Christensen.

(6) On November 25, 2025, the Company entered into a Severance and Release Agreement with its then-Chief Executive Officer, Anthony Brian Goodman, pursuant to which the Company agreed to pay Mr. Goodman total severance of $998,542, which is included in “All Other Compensation.”. In addition, all unvested restricted stock units (“RSUs”) previously granted to Mr. Goodman became fully vested as of the termination date of December 12, 2025. The grant-date fair value of such RSUs is included in “Stock Awards.” The Company issued 300,000 shares of its common stock in settlement of such RSUs on that date.

(7) Except for the RSUs granted to Mr. Zoran Milošević, pursuant to his employment agreement (as discussed in footnote 5, above), a portion of his salary may be paid in cash or, at the option of the Company’s Chief Executive Officer, in shares of the Company’s common stock. As of December 31, 2025, $270,996 had been accrued as stock payable – related party, which is expected to be settled in shares of common stock.

(8) Non-equity incentive plan compensation consists of vested cash bonuses granted to executives. Such bonuses vest upon the achievement of specified performance metrics and continued service through the applicable vesting dates, subject to customary accelerated vesting provisions.

(9) All other compensation includes the superannuation amount paid pursuant to Australian law, and severance fees as discussed above in footnote 6. As of December 31, 2025, and 2024, total superannuation payable to Ms. Feng was $7,128 and $5,889, respectively.

Outstanding Equity Awards at Fiscal Year-End

	Stock awards
Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

William Scott	2,500	(1)(2)	$24,025	(3)
Weiting ‘Cathy’ Feng*	6,250	(1)(2)	60,063	(3)
Zoran Milošević	25,000	(1)(2)	240,250	(3)
Rich Christensen	6,250	(1)(2)	60,063	(3)

* Terminated April 28, 2026.

No executive officer held any option awards as of December 31, 2025.

(1)	Represents restricted stock units (RSUs). Each RSU represents the contingent right to receive, at settlement, one share of common stock.

(2)

Subject to the terms of the award agreements, the RSUs vest, if at all, at the rate of 1/2 of such RSUs, upon the Company meeting certain (1) revenue and (2) Adjusted EBITDA targets, as of the end of fiscal 2025, and upon the public disclosure of such operating results in the Company’s subsequently filed Annual Reports on Form 10‑K, subject to the holders continued service through the applicable vesting date. RSUs do not expire; they either vest or are canceled prior to the vesting date. The revenue goal for the twelve months ended December 31, 2025 was met, and as a result, half of the performance-based RSUs for the year ended December 31, 2025, vested subsequent to December 31, 2025, and were settled in shares of common stock on April 14, 2026.

(3)	Calculated by multiplying the closing market price of the Company’s common stock on December 31, 2025, $9.61, by the number of units set forth in column (i).

Potential Payments Upon Termination

Pursuant to the employment agreements of Ms. Feng (now terminated), Zoran Milošević and Snežana Božović, in the event the Company terminates their agreements, other than for cause (defined as gross negligence or willful misconduct which has a material adverse effect on the Company or his/her ability to perform his/her duties under the agreement) or by the executive for good reason (including if the executive terminates the agreement within 30 days following (a) the date the Company has gone into receivership or liquidation; (b) any amount payable by the Company to the executive under the agreement remains unpaid for more than 14 days after the executive has given written notice of default to the Company; (c) without executive’s consent, his/her position or duties are modified by the Company to such an extent that his/her duties are no longer consistent with the positions which they were engaged (as applicable) of the Company; (d) there has been a material breach by the Company of a material term of the employment agreement or executive reasonably believes that the Company is violating any law which would have a material adverse effect on the Company’s operations and such violation continues uncured following 30 days after notice of such breach has been provided to the Company by the Executive, or (e) executive’s compensation is reduced without executive’s consent, or the Company fails to pay to executive any compensation due to him/her after 15 days written notice), the executive is due (a) a lump sum cash severance payment equal to the sum of (i) 18 months of Mr. Milošević’s or six months of Ms. Feng’s or Ms. Božović’s, then current annual basic salary plus (ii) an amount equal to his/her targeted bonus for the year of termination (the “Severance Payment”); (b) a lump sum cash bonus payment based on prior service in an amount equal to the sum of (i) any unpaid bonus for the prior year that would have been paid had he/she not been terminated prior to such payment plus (ii) his/her targeted bonus for the year of termination multiplied by the number of days in such year preceding the termination date, divided by 365; additionally and notwithstanding anything to the contrary in any equity award agreement, any unvested stock options or other equity compensation (including, but not limited to restricted stock units (RSUs)) previously granted to the executive will vest immediately upon such termination and in the case of stock options, shall be exercisable by executive until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances. Additionally, if any executive is involuntarily terminated, any unvested options held by the applicable executive vest immediately and are exercisable until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

Except as set forth above, upon the termination of the agreements, Ms. Feng (who has been terminated as of the date of this Report), Mr. Milošević and Ms. Božović are entitled to salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which he/she was participating as of the termination date. Additionally, any unvested stock options or unvested equity compensation held by Ms. Feng, Mr. Milošević or Ms. Božović upon such terminations, shall immediately terminate and be forfeited (unless otherwise provided in the applicable award agreement) and any previously vested stock options (or if applicable equity compensation) shall be subject to terms and conditions set forth in the applicable equity plan, or award agreement, as such may describe the rights and obligations upon termination of employment.

In the event that Ms. Feng’s (who has been terminated as of the date of this Report), Mr. Milošević’s or Ms. Božović’s employment is terminated (a) by the Company for any reason other than cause or due to his/her illness or death, or (b) by the executive for good reason, during the twelve month period following a Change of Control (as defined below) or in anticipation of a Change of Control, the Company is required to pay the executive, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of the executive (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to the executive for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments, the “Change of Control Payment”). If the executive’s employment ends due to a Change of Control termination within six months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for purposes of the agreement. In addition, in the event of a Change of Control, all of the executive’s equity-based compensation (including options and equity subject to vesting) shall immediately vest regardless of whether the executive is retained by the Company or successor following the Change of Control. Additionally, in the event of a Change of Control termination, unvested equity benefits and awards (including options, unvested RSU’s or unvested equity awards) will vest immediately upon such termination and in the case of stock options, shall be exercisable by the executive until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options or equity would have expired by their original terms under any circumstances.

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

We have the right to terminate our Employment Agreement with Rich Christensen (as discussed below) at any time, provided that we pay Mr. Christensen a lump sum cash severance payment equal to six months of Mr. Christensen’s then current annual salary. Mr. Christensen can also terminate the Christensen Employment Agreement at any time for good reason (as defined in the Christensen Employment Agreement), upon which termination we are required to pay Mr. Christensen the same amount discussed in the preceding sentence. Additionally, all unvested equity awards held by Mr. Christensen will vest upon his termination.

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

Employment and Consulting Agreements

Employment Agreement with Ms. Weiting ‘Cathy’ Feng (Terminated)

Weiting ‘Cathy’ Feng, the Company’s former Chief Financial Officer and former director, and former Chief Operating Officer, was party to an Employment Agreement with the Company, which was originally entered into on October 26, 2020, was amended and restated on September 16, 2022 and was further amended by the entry into a First Amendment to Amended and Restated Employment Agreement on June 18, 2024 and a Second Amendment to Amended and Restated Employment Agreement on March 20, 2025, which was terminated in connection with the termination of her employment with the Company on April 23, 2026. The agreement, as amended and restated to date, is described below:

The agreement, which provided for Ms. Feng to serve as the Chief Operating Officer of the Company, was effective October 26, 2020, and was to remain in effect until August 20, 2027, unless terminated earlier pursuant to its terms (which termination occurred on April 23, 2026).

Pursuant to the agreement, Ms. Feng received an annual salary discussed below, plus a superannuation (an employee funded pension required by the Government of Australia)(12% of Ms. Feng’s salary)(the “Superannuation”), payable every two weeks. Ms. Feng’s salary was required to be increased annually in an amount of no less than 10% per annum and could be increased by the Compensation Committee of the Board of Directors annually, or from time to time, in connection with increases in the cost of living, the responsibilities of Ms. Feng and/or her performance. Pursuant to the aforementioned agreement, Ms. Feng’s base salary was originally $132,000, and was increased by the contractual minimum increase of 10% to $145,200, effective as of September 1, 2023 and further increased by an amendment to the agreement on June 18, 2024, to $216,000 per year.

The agreement contained standard confidentiality and indemnification requirements. The agreement prohibited Ms. Feng from competing against the Company in connection with the business of marketing of gaming intellectual property, tool bar technology, adware and ad serving products, online raffles, lotteries, tournaments, competitions and sportsbook operations and technology, in the United States and the United Kingdom, for a period of one year from the date of termination of the agreement.

The agreement could be terminated by the Company (a) with not less than 2 weeks’ notice to Ms. Feng of her being adjudicated disabled due to illness or accident; or (b) immediately if she (i) commits any act which may detrimentally affect the Company or its related companies, including any act of dishonesty, fraud, willful disobedience, misconduct or breach of duty; (ii) breaches any terms of the non-compete; (iii) materially breaches the Employment Agreement, and fails to cure such breach within 14 days after notice thereof is provided to Ms. Feng; or (iv) is of unsound mind, each as determined in the reasonable discretion of the independent members of the Board of Directors acting in good faith. Ms. Feng could terminate the agreement (a) within thirty days of the Company going into bankruptcy; (b) if the Company does not pay any amount owed to her under the agreement within 14 days after notice of such non-payment is provided to the Company; (c) if without her consent, her position or duties are modified by the Company to such an extent that her duties are no longer consistent with the position of CEO of the Company; (d) if there has been a material breach by the Company of a material term of the agreement or she reasonably believes that the Company is violating any law which would have a material adverse effect on the Company’s operations and such violation continues uncured following thirty (30) days after such breach and after notice thereof has been provided to the Company by her, or (e) if her compensation as set forth hereunder is reduced without her consent, or the Company fails to pay to her any compensation due to her under the agreement upon 15 days written notice from her informing the Company of such failure.

In the event the Company terminated the agreement other than for cause (defined as her gross negligence or willful misconduct which has a material adverse effect on the Company or her ability to perform her duties under the agreement) or by Ms. Feng for good reason, Ms. Feng was due (a) a lump sum cash severance payment equal to the sum of (i) 6 months of Ms. Feng’s then current annual basic salary plus (ii) an amount equal to her targeted bonus for the year of termination (such total payment referred to herein as the “Severance Payment”); (b) a lump sum cash bonus payment based on prior service in an amount equal to the sum of (i) any unpaid bonus for the prior year that would have been paid had she not been terminated prior to such payment plus (ii) her targeted bonus for the year of termination multiplied by the number of days in such year preceding the termination date, divided by 365.

Except as set forth above, upon the termination of the agreement, Ms. Feng was entitled to salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which she was participating as of the termination date.

In the event that Ms. Feng’s employment is terminated (a) by the Company for any reason other than cause or due to her illness or death, or (b) by Ms. Feng for good reason, during the twelve month period following a Change of Control (as defined below) or in anticipation of a Change of Control, the Company was required to pay Ms. Feng, within 60 days following the later of (i) the date of such Change of Control termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of (a) the current annual base salary of Ms. Feng (less any actual payments made in connection with any severance payments already paid); and (b) the amount of the most recent bonus paid to Ms. Feng for the last completed fiscal year, if any (less any actual payments made in connection with any other severance payments, the “Change of Control Payment”). If Ms. Feng’s employment ended due to a Change of Control termination within six months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for purposes of the agreement. In addition, in the event of a Change of Control, all of Ms. Feng’s equity-based compensation (including options and equity subject to vesting) shall immediately vest regardless of whether Ms. Feng is retained by the Company or successor following the Change of Control.

For purposes of the employment agreement, a “Change of Control” is deemed to occur if (a) any person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the total voting power represented by the Company’s then outstanding voting securities; (b) a merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted or into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or (c) as a result of the election of members to the Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors as of August 20, 2022, except in the event that such slate of directors is proposed by the Nominating Committee. Notwithstanding the foregoing, if the definition of “Change of Control” in the Company’s Stock Incentive Plans or Equity Compensation Plans (each as amended from time to time) is more favorable to Ms. Feng n, then such definition shall be controlling for purposes of the agreement.

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

Employment Agreement with Zoran Milošević

On June 18, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved the Company’s entry into an Employment Agreement between Meridian Tech d.o.o. (an indirect wholly-owned subsidiary of the Company)(“Meridian Tech”) and Zoran Milošević, the Chief Executive Officer of Meridian Tech (“Milošević”), a significant stockholder of the Company and one of the Meridian Sellers (the “Milošević Agreement”).

The Milošević Agreement provides for Mr. Milošević to serve as the Chief Executive Officer of Meridian Tech and has a term through August 20, 2026, automatically extending thereafter for successive one year periods, unless either party provides the other notice of their intent not to renew at least three months prior to any renewal date, unless terminated earlier pursuant to its terms.

Pursuant to the agreement, Mr. Milošević is to receive an annual basic salary of $396,000 (the “Basic Salary”), of which $174,240 is to be paid monthly (the “Monthly Salary”); and (b) $221,760 is to be paid quarterly (the “Quarterly Salary”), each pro-rated for partial periods. The Monthly Salary is payable in cash, monthly in arrears. The Quarterly Salary is payable by the fourth day following the end of each calendar quarter, in cash, or at the option of the Chief Executive Officer of the Company, shares of common stock of the Company (the “Quarterly Salary Shares”), based on the average of the closing sales prices of the Company’s common stock on the last day of each month during the applicable calendar quarter, rounded to the nearest whole share. The Quarterly Salary Shares must be issued under a stockholder approved equity compensation plan. As of December 31, 2025, and December 31, 2024, the accrued Quarterly Salary was $429,077 and $158,081, respectively, which is expected to be settled in stock. No Quarterly Salary Shares have been issued to date.

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

Employment Agreement with Snežana Božović

On June 18, 2024, the Board of Directors of the Company, with the recommendation of the Compensation Committee of the Board of Directors of the Company, approved the Company’s entry into an Employment Agreement between Meridian Tech and Snežana Božović, an employee of Meridian Tech (“Božović”), one of the Meridian Sellers and a current director of the Company (the “Božović Agreement”).

The Božović Agreement has substantially similar terms as the Milošević Agreement, except that it provides for Ms. Božović to serve as an employee of Meridian Tech; provides for a Basic Salary of $216,000, a Monthly Salary of $145,200, and a Quarterly Salary of $70,800; and provides for a six months’ Severance Payment.

As of December 31, 2025, and December 31, 2024, the accrued Quarterly Salary was $144,077 and $53,081, respectively, which is expected to be settled in stock. No Quarterly Salary Shares have been issued to date.

Employment Agreement with Rich Christensen

On March 7, 2025, and effective on March 1, 2025, the Company entered into an Executive Employment Agreement with Mr. Christensen (the “Christensen Employment Agreement”). Pursuant to the Christensen Employment Agreement, the Company agreed to engage Mr. Christensen as the Chief Financial Officer (“CFO”) of the Company effective March 25, 2025. The Christensen Employment Agreement provides for Mr. Christensen to be paid an annual salary of $330,000, and to receive 75,000 restricted stock units (the “RSUs”) and a $75,000 contingent cash bonus upon his entry into the Christensen Employment Agreement, which RSUs were granted on March 7, 2025. The contingent cash bonus was comprised of 50% time-based and 50% performance-based components, subject to specified Company performance metrics. The time-based portion has vested, and 50% of the performance-based portion has vested; however, no amounts have been paid to date. The remaining portion of the performance-based bonus has been forfeited.

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

We have the right to terminate the Christensen Employment Agreement at any time, provided that we pay Mr. Christensen a lump sum cash severance payment equal to six months of Mr. Christensen’s then current annual salary. Mr. Christensen can also terminate the Christensen Employment Agreement at any time for good reason (as defined in the Christensen Employment Agreement), upon which termination we are required to pay Mr. Christensen the same amounts discussed in the preceding sentence. Additionally, in either case, all unvested equity award held by Mr. Christensen will vest upon his termination.

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

Employment Agreement with Mr. Anthony Brian Goodman (Terminated); Severance and Release Agreement

On September 16, 2022, the Company entered into a First Amended and Restated Employment Agreement with Mr. Anthony Brian Goodman, the Company’s then Chief Executive Officer and director. The agreement amended and restated, effective as of September 16, 2022, the prior Employment Agreement entered into between the Company and Mr. Goodman dated October 26, 2020. The agreement was further amended by the entry into a First Amendment to Amended and Restated Employment Agreement on June 18, 2024 and a Second Amendment to Amended and Restated Employment Agreement on March 20, 2025. Pursuant to the aforementioned agreement, Mr. Goodman’s base salary was originally $158,400, and was increased by the contractual minimum increase of 10% to $174,240, effective as of September 1, 2023 and further increased by an amendment to the agreement on June 18, 2024, to $396,000 per year.

On November 25, 2025, the Company entered into a Severance and Release Agreement (the “Severance Agreement”) with Mr. Goodman, pursuant to which (i) the Company and Mr. Goodman mutually agreed to terminate Mr. Goodman’s employment with the Company effective as of December 12, 2025, unless otherwise agreed between the parties (the “Termination Date”), and (ii) the Company agreed to pay Mr. Goodman a $951,750 severance payment (representing eighteen months of Mr. Goodman’s base salary ($434,500), plus Mr. Goodman’s 2025 targeted bonus ($300,000)) and $46,792 in accrued, unused vacation pay.

Pursuant to the Severance Agreement, the Company agreed to use commercially reasonable efforts to reasonably assist Mr. Goodman in the conversion of his shares of Series B Preferred Stock into shares of Company common stock, which have been fully-converted to date. We also agreed to reimburse Mr. Goodman up to $10,000 in attorney’s fees and costs incurred in connection with the Severance Agreement. All unvested restricted stock units (RSUs) previously granted to Mr. Goodman became 100% vested as of the Termination Date.

Effective December 12, 2025, Mr. Goodman resigned as President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, and as a member of the Board of Directors of the Company and each of its subsidiaries. As of that date, the Severance Agreement became irrevocable in accordance with its terms.

The Severance Agreement includes a customary mutual release and additional customary confidentiality and mutual non-disparagement provisions, subject to customary exclusions. Mr. Goodman is also prohibited, for a period of one year from the Termination Date, from (i) soliciting any current senior executive of the Company or any customers of the Company with whom Mr. Goodman has worked or had access to during the twelve months prior to the Termination Date for the purpose of offering directly competing products or services, or (ii) without the Company’s consent, accepting a role as President or Chief Executive Officer with a direct competitor of the Company where the primary duties involve the operation of a Business to Consumer or Business to Business online casino, sports book and online raffles that directly competes with the Company (but Mr. Goodman will be able to maintain his roles and titles with Elray Resources Inc, Articulate Pty Ltd, and Luxor Capital LLC).

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

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the year ended December 31, 2025:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option awards ($)		Non-equity incentive plan compensation ($)	All other Compensation ($)	Total ($)
Thomas E. McChesney(2)	82,500	-	-		-	60,000	142,500
Murray G. Smith	90,000	59,100	30,138	(4)	15,000	-	194,238
Atul Bali(3)	-	-	-		-	-	-

* The table above does not include the amount of any expense reimbursements paid to the above directors. No directors received any Option Awards, or Nonqualified Deferred Compensation Earnings during the period presented. Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

(1) The stock awards included 100% of the grant-date fair value of restricted stock units (the “RSUs”) granted to directors. The RSUs were granted pursuant to, and subject in all cases to, the terms of the Company’s 2023 Equity Incentive Plan. The RSUs vest upon the achievement of specified performance metrics and continued service through the applicable vesting dates, subject to customary accelerated vesting provisions. On January 12, 2025, the Company granted 2,500 RSUs to Murray G. Smith. On April 14, 2026, the Company issued 1,250 shares of common stock upon settlement of vested RSUs to Mr. Smith.

As of December 31, 2025, the following RSUs were outstanding and held by each of the above non-executive directors Murray G. Smith – 2,500; and Atul Bali – 0. Each RSU represents the contingent right to receive, at settlement, one share of common stock. The following options were outstanding and held by each of the above non-executive directors, Murray G. Smith – 8,333.

(2) Resigned effective December 12, 2025. The Company paid Mr. McChesney $60,000 in cash consideration for past services rendered as a member of the Board and in lieu of 2025 Board incentive compensation which he was eligible to earn, and all unvested restricted stock units (RSUs) previously granted to Mr. McChesney were forfeited.

(3) Appointed effective December 18, 2025.

(4) The Company agreed to extend the exercise period of 8,333 stock options to purchase shares of common stock of the Company held by Mr. Smith, by one year. On June 16, 2025, the Company extended the expiration date of such stock options from August 1, 2025 to August 1, 2026. The exercise price of the stock options remained unchanged at $32.04 per share.

Board of Director Fees

Independent Directors received $7,500 per month of compensation through December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management and Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock and Series C Preferred Stock by (i) each person who is known by the Company to own beneficially more than five percent (5%) of our outstanding voting stock; (ii) each of our directors; (iii) each of our Named Executive Officers (as such term is defined under “Item 11. Executive Compensation” – “Summary Executive Compensation Table”); and (iv) all of our current executive officers and directors as a group, as of April 28, 2026 (the “Date of Determination”).

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

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 3651 Lindell Road Street, Suite D555, Las Vegas, Nevada 89103.

Name of Beneficial Owner	Common Stock Beneficially Owned		Percent of Common Stock Beneficially Owned	Series C Preferred Stock Beneficially Owned (1)	Percent of Series C Preferred Stock Beneficially Owned	Total Voting Shares (2)	Percent of Total Voting Shares
Named Executive Officers and Directors:
William Scott	90,926	(3)	*	—	—	90,926	*
Rich Christensen	17,187		*	—	—	17,187	*
Zoran Milošević	769,193	(4)	6.1%	100	10.0%	831,685	6.3%
Snežana Božović	382,807	(5)	3.0%	50	5.0%	414,053	3.1%
Atul Bali	—		—	—	—	—	—
Murray G. Smith	19,999	(6)	*	—	—	11,666	*
Anthony Brian Goodman (£)	1,332,332	(7)	10.5%	—	—	1,332,332	10.0%
Weiting (£) ‘Cathy’ Feng	237,810		1.9%	—	—	237,810	1.8%

All directors and executive officers as a group (six persons)	1,280,112		10.1%	150	15.0%	1,365,517	10.3%

Aleksandar Milovanović (8)	7,666,918	(9)	60.5%	850	85.0%	8,198,097	61.7%

* Under 1%.

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

(1)

Each share of Series C Preferred Stock entitles the holder to 625 votes on all matters presented to the Company’s stockholders for a vote of stockholders, whether such vote is taken in person at a meeting or via a written consent (625,000 votes in aggregate for all outstanding shares of Series C Preferred Stock), and also has certain director appointment rights discussed below under “Series C Preferred Stock”.

(2)	Based on 13,294,479 total voting shares, including 12,669,479 shares voted by the common stock, and 625,000 shares voted by the Series C Preferred Stock.

(3)	Includes 85,510 shares of common stock held by Deansgate L.L.C.-FZ, which entity is owned and controlled by Mr. Scott.

(4)

Ownership includes 769,185 shares of common stock, and 100 shares of Series C Preferred Stock. Also includes 8 shares which may be issuable to Mr. Milošević upon the conversion of the 100 shares of Series C Preferred Stock.

(5)

Ownership includes 382,803 shares of common stock, and 50 shares of Series C Preferred Stock. Also includes 4 shares which may be issuable to Ms. Božović upon the conversion of the 50 shares of Series C Preferred Stock.

(6)	Includes options to purchase 8,333 shares of the Company’s common stock at an exercise price of $32.04 per share, which are vested in full and exercisable within 60 days of the Date of Determination.

(7)

Ownership includes 808,673 shares of common stock held individually and 523,659 shares of common stock beneficially owned by Luxor Capital, LLC, which entity, and shares, Mr. Goodman is deemed to beneficially own. All information comes from the Schedule 13D/A filed by Mr. Goodman with the SEC on April 1, 2025, as updated by subsequent Form 4s filed by Mr. Goodman.

(8)	Address: Drinicka 2 Belgrade, Serbia.

(9)

Ownership includes 7,777,357 shares of outstanding common stock, and 850 shares of Series C Preferred Stock. Also includes 70 shares which may be issuable to Mr. Milovanović upon the conversion of the 850 shares of Series C Preferred Stock.

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

The holders of the Series C Preferred Stock will have the right to convert each share of the Series C Preferred Stock into one share of the Company’s common stock at any time. The Series C Preferred Stock also provides for the automatic conversion of all outstanding shares of Series C Preferred Stock into common stock of the Company, on a 12 for 1 basis, on the date that the aggregate beneficial ownership of the Company’s common stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended), calculated without regard to any shares of common stock issuable upon conversion of the Series C Preferred Stock, of the Sellers (collectively), falls below 10% of the Company’s common stock then outstanding, without taking into account the shares of common stock issuable upon conversion of the Series C Preferred Stock, or the first business day thereafter that the Company becomes aware of such.

The Series C Preferred Stock is not transferrable by the holders thereof.

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

Pursuant to the Voting Agreement, the Meridian Sellers and Mr. Goodman agreed for two years following the closing of the MeridianBet Purchase Agreement (i.e., until April 9, 2026) to:

(1)

vote their voting shares of the Company “For” appointment of those director nominees, nominated to the Board of Directors from time to time by the independent Nominating and Corporate Governance Committee of the Board of Directors of the Company (the “Committee”) which Committee was required to be composed of two members (one appointed by the members of the Board of Directors not appointed by the Meridian Sellers and one appointed by the member(s) of the Board of Directors appointed by the Meridian Sellers); and

(2)

not vote their shares to remove any directors nominated by the Committee, subject to certain rights to withhold votes for certain persons disqualified from serving as a member of the Board of Directors as described in the Voting Agreement.

The Voting Agreement also included restrictions on the ability of the Meridian Sellers to transfer shares of the Company which they held, unless such transferees entered into a joinder to the Voting Agreement and included a provision allowing any member of the Board nominated by the Meridian Sellers to share confidential information with the Meridian Sellers, but otherwise prohibiting them from sharing such confidential information with any other person.

The Voting Agreement expired pursuant to its terms on April 9, 2026.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	130,730	$24.84	2,505,112
Equity compensation plans not approved by security holders	-	-	-
Total	130,730	$24.84	2,505,112

(1)	Represents awards made under, and available for future awards under, the 2018 Equity Incentive Plan, 2022 Equity Incentive Plan, and 2023 Equity Incentive Plan, each discussed below.

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

Subject to adjustment for stock splits and recapitalizations, a total of 2,777,777 shares of Common Stock are eligible to be issued under the 2018 Plan. Shares repurchased by the Company pursuant to any repurchase right will not be available for future grants of awards under the 2018 Plan. If an award granted under the 2018 Plan entitles you to receive or purchase shares of our common stock, then on the date of grant of the award, the number of shares covered by the award (or to which the award relates) will be counted against the total number of shares available for granting awards under the 2018 Plan. As a result, the shares available for granting future awards under the 2018 Plan will be reduced as of the date of grant. However, certain shares that have been counted against the total number of shares authorized under the 2018 Plan in connection with awards previously granted under such 2018 Plan will again be available for awards under the 2018 Plan as follows: if an award should expire or become unexercisable for any reason without having been exercised in full, the unpurchased shares that were subject thereto shall, unless the 2018 Plan shall have been terminated, become available for future grant under the 2018 Plan. In addition, any shares of common stock which are retained by the Company upon exercise of an award in order to satisfy the exercise price for such award or any withholding taxes due with respect to such exercise shall be treated as not issued and shall continue to be available under the 2018 Plan.

As of December 31, 2025 and as of the date of this Report, a total of 1,662,985 and 1,662,985, shares of common stock remained eligible for awards under the 2018 Plan.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2022 Plan is the sum of (i) 416,666 shares, and (ii) an annual increase on May 1st of each calendar year, beginning in 2023 and ending in 2032, in each case subject to the approval of the Board of Directors or the compensation committee of the Company (if any) on or prior to the applicable date, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year; (B) 83,333 shares of common stock; and (C) such smaller number of shares as determined by the Board of Directors or compensation committee of the Company (if any)(the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the foregoing, shares added to the Share Limit are available for issuance as incentive stock options only to the extent that making such shares available for issuance as incentive stock options would not cause any incentive stock option to cease to qualify as such. In the event that the Board of Directors or the compensation committee (if any) does not take action to affirmatively approve an increase in the Share Limit on or prior to the applicable date provided for under the plan, the Share Limit remains at its then current level. Notwithstanding the above, no more than 833,333 total awards and 833,333 incentive stock options may be granted pursuant to the terms of the 2022 Plan.

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

As of December 31, 2025, and as of the date of this Report, a total of 98,797 and 98,797, shares of common stock remained eligible for awards under the 2022 Plan.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) 416,666 shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) 416,666 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 4,166,666 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 4,166,666 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options. On April 1, 2024, the number of shares eligible for issuance under the 2023 Plan increased automatically by 150,678 shares; on April 1, 2025, the number of shares eligible for issuance under the 2023 Plan increased by 302,666 shares (the Board took action prior to April 1, 2025, to limit the automatic increase under the 2023 Plan, which would have increased by 416,666 shares, to 302,666 shares, to take into account a total of 114,000 of awards made under the 2022 Plan, after the adoption of the 2023 Plan), and on April 1, 2026, the number of shares eligible for issuance under the 2023 Plan increased by 416,666 shares.

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

As of December 31, 2025 and the date of this Report, a total of 743,330 and 1,186,060 shares of common stock remained eligible for awards under the 2023 Plan, respectively.

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

On January 12, 2025, the Company granted 25,000 restricted stock units to Mr. Milošević in consideration for future services to be rendered by Mr. Milošević through December 2025. The restricted stock units were subject to vesting, to the extent that certain performance metrics are met by the Company and Mr. Milošević’s continued service through the applicable vesting date. Fifty percent of the RSUs vested upon the filing of the Company’s Form 10-K.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Mr. Milošević was $174,081 and $97,539, respectively. As of December 31, 2025, and December 31, 2024, the accrued Quarterly Salary was $429,077 and $158,081, respectively, which is expected to be settled in stock.

Snežana Božović, Chief Operating Officer of Meridian Serbia, Secretary of MeridianBet Group and Company Director (Series C Preferred Director)

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

On January 12, 2025, the Company granted 6,250 restricted stock units to Ms. Božović in consideration for future services to be rendered by Ms. Božović through December 2025. The restricted stock units were subject to vesting, to the extent that certain performance metrics are met by the Company and Ms. Božović’s continued service through the applicable vesting date. Fifty percent of the RSUs vested upon the filing of the Company’s Form 10-K.

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

On December 5, 2025, Deansgate L.L.C.-FZ, a Dubai company, owned and controlled by Mr. Scott (“Deansgate”), entered into an agreement with Zoran Milošević, Meridian Tech d.o.o.’s Chief Executive Officer and Aleksandar Milovanović, the largest stockholder of the Company. Pursuant to the agreement, Mr. Milovanović agreed to pay Deansgate (a) $805,000, payable ratably over 12 months from the date of the agreement; and (b) 85,510 shares of the Company’s common stock, payable prior to May 1, 2026, in consideration for prior consulting services rendered by Mr. Scott in connection with the sale of the MeridianBet Group in April 2024. To date, approximately $67,150 has been paid by Mr. Milovanović to Deansgate. All 85,510 shares of common stock were transferred from Mr. Milovanović to Deansgate on April 22, 2026.

Anthony Brian Goodman, the Company’s former Chief Executive Officer and former Director

Mr. Anthony Brian Goodman served as a Director and Chief Executive Officer of the Company until December 12, 2025.

On June 18, 2024, the Company entered into a First Amendment to First Amended and Restated Employment Agreement (“Goodman Agreement”) with Mr. Goodman to increase the annual basic salary payable to Mr. Goodman to $396,000 per year, plus Superannuation as mandated by the Australian Government - Superannuation Guarantee (Administration) Act 1992 (currently 12%).

On November 25, 2025, the Company entered into a Severance and Release Agreement (the “Severance Agreement”) with Mr. Goodman, pursuant to which (i) the Company and Mr. Goodman mutually agreed to terminate Mr. Goodman’s employment with the Company effective as of December 12, 2025, unless otherwise agreed between the parties (the “Termination Date”), and (ii) the Company agreed to pay Mr. Goodman a $951,750 severance payment (representing eighteen months of Mr. Goodman’s base salary ($434,500), plus Mr. Goodman’s 2025 targeted bonus ($300,000)) (the “Severance Payment”), and $46,792 in accrued, unused vacation pay (the “Accrued Vacation Pay”).

Effective December 12, 2025, Mr. Goodman resigned as President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer, and as a member of the Board of Directors of the Company and each of its subsidiaries. As of that date, the Severance Agreement became irrevocable in accordance with its terms.

On December 12, 2025, Mr. Goodman converted all 1,000 outstanding shares of the Company’s Series B Voting Preferred Stock which he held into 83,333 shares of the Company’s common stock.

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

Weiting ‘Cathy’ Feng, the Company’s Chief Operating Officer

Ms. Weiting ‘Cathy’ Feng served as the Chief Operating Officer from April 2021 to April 2026. Ms. Feng previously served as the Company’s Chief Financial Officer from February 2016 until April 2021, and from September 2024 until March 2025. Ms. Feng also served as a member of the Board of Directors of the Company from February 2016 until March 2025.

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

Thomas E. McChesney, a former member of the Board of Directors of the Company

Mr. Thomas E. McChesney served as a Director of the Company from April 2020 until December 2025.

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

Mr. Murray G. Smith has been serving as a Director of the Company since 2020.

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

The agreement currently provides for an annual salary of $108,000 per year, plus a Superannuation (currently 12%), subject to annual increases in the discretion of the Audit Committee of the Company. The Board of Directors (or Compensation Committee of the Board of Directors) may also grant Mr. Goodman bonuses from time to time in its discretion, in cash, stock or equity, including in the form of options, in amounts determined in the sole discretion of the Board of Directors (or Compensation Committee of the Board of Directors). The Board of Directors or Compensation Committee may also increase Mr. Goodman’s salary from time to time in their discretion. Effective October 1, 2023, Mr. Goodman’s salary ($5,000 per month) was increased to $7,000 per month.

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

In connection with the entry into the employment agreement, the Company granted Mr. Brett Goodman options to purchase 4,166 shares of the Company’s common stock, evidenced by a Notice of Grant of Stock Options and Stock Option Award Agreement (the “Option Agreement”), with an exercise price equal to $47.76 per share, the closing sales price of the Company on the Nasdaq Capital Market on the date the grant was approved by the Board of Directors of the Company. A total of 1/2 of the options vested on August 22, 2023, and the other 1/2 of the options vested on August 22, 2024, as a result of Mr. Brett Goodman’s continued service with the Company on such vesting date and such options expired on February 22, 2025. The options were granted under, and subject to the terms and conditions of, the Company’s 2018 Equity Incentive Plan.

On December 8, 2022, the Company granted Mr. Brett Goodman 3,333 RSUs which vested at the rate of 1/2 of such RSUs on December 8, 2023, and 2024. On April 3, 2023, the Company granted Mr. Brett Goodman 416 RSUs which vested at the rate of 1/2 of such RSUs on each of April 3, 2024, and 2025, and were settled in shares of common stock.

Effective August 1, 2024, the Board approved an increase in Mr. Brett Goodman’s annual base salary to $108,000, in addition to Superannuation contributions as required by the Australian Government's Superannuation Guarantee (Administration) Act 1992, currently set at 12%. Additionally, the Board has authorized a grant of 833 Restricted Stock Units (RSUs) to Mr. Goodman in recognition of future services. The RSUs vest in two installments: 416 RSUs after six months and the remaining 417 RSUs after twelve months.

During the twelve months ended December 31, 2025, and 2024, total salary paid to Mr. Brett Goodman was $108,000 and $73,000, respectively.

Articulate Pty Ltd (“Articulate”), 50% owned by Marla Goodman (wife of the Company’s former Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s former Chief Executive Officer

On March 1, 2018, the Company entered into a License Agreement (the “License Agreement”) with Articulate. Pursuant to the License Agreement, Articulate received a license from the Company to use the GM2 Asset technology in East Asia to support social gaming activity on mobile and desktop devices. Articulate agreed to pay the Company a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system (adjusted for U.S. dollars) in consideration for the use of the GM2 Asset technology. Specifically, the Company is due 0.25% of the monthly fees generated by the GM2 Asset in the event such fees are less than $100,000,000; 0.2% of the monthly fees generated by the GM2 Asset in the event such fees are over $100,000,000 and less than $200,500,000 and 0.15% of the monthly fees generated by the GM2 Asset in the event such fees are over $200,500,001.

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

The License Agreement was mutually terminated, effective January 1, 2025. As of December 31, 2025 and 2024, the amount receivable from Articulate was $132,072 and $313,509, respectively.

Elray Resources Inc., Mr. Goodman, the Company’s former CEO, serves as CEO & Director of Elray, and Ms. Feng, the Company’s former COO, serves as Treasurer and Director of Elray.

Effective on December 7, 2022, the Company entered into a Software License Agreement (the “License Agreement”) with Elray Resources Inc. Mr. Anthony Brian Goodman, former Chief Executive Officer, President, Secretary, Treasurer and then Chairman of the Company and Weiting ‘Cathy’ Feng, a former Chief Operating Officer and then director of the Company, currently serve as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Goodman) and Treasurer and Director (Feng), respectively, of Elray.

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

Omar Jimenez, former Chief Financial Officer/Chief Compliance Officer

Mr. Omar Jimenez served as the Chief Financial Officer/Chief Compliance Officer of the Company from April 2021 to September 9, 2024.

Effective on September 9, 2024, Mr. Omar Jimenez and the Company agreed to mutually terminate the services of Mr. Jimenez as Chief Financial Officer (Principal Financial/Accounting Officer) and Chief Compliance Officer of the Company, effective the same date, and entered into a Separation and Release Agreement. On September 18, 2024, the Company paid $51,025 to Mr. Omar Jimenez as a severance payment and reimbursement of business expenses pursuant to the severance agreement.

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

Elray Resources Inc., Mr. Goodman, the Company’s CEO, serves as CEO & Director of Elray, and Ms. Feng, the Company’s former COO, serves as Treasurer and Director of Elray.

Effective on December 7, 2022, the Company entered into a Software License Agreement (the “License Agreement”) with Elray Resources Inc. Mr. Anthony Brian Goodman, Chief Executive Officer, President, Secretary, Treasurer and then Chairman of the Company and Weiting ‘Cathy’ Feng, the then Chief Operating Officer and then director of the Company, currently serve as Chief Executive Officer, President, Chief Financial Officer, Secretary and Director (Goodman) and Treasurer and Director (Feng), respectively, of Elray.

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

The License Agreement had an initial term of 24 months, commencing from the Go-Live Date, which occurred on January 16, 2024, and continues thereafter indefinitely unless or until either party has provided the other at least six months written notice of termination, provided that the agreement can be terminated earlier by a non-breaching party upon the material breach of the agreement by the other party, subject to a 15 day cure right; by one party if the other party enters into bankruptcy proceedings; or in the event Elray loses rights to any required permits or licenses. Additionally, we may immediately terminate the License Agreement if Elray is unable to comply with certain due diligence requirements set forth in the agreement on a timely basis; if there is threatened or instigated enforcement proceedings or actions against the Company in connection with the agreement or a governmental or governing body orders, notifies or recommends that the Company prevent Elray from using the licensed games; or if the continuation of the agreement will have a detrimental impact on the Company.

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

Sale and Purchase Agreement of Share Capital and Related Transactions

Pursuant to the terms of the MeridianBet Purchase Agreement, at the closing of the Meridian Purchase, on April 9, 2024, the Company (A) issued 6,845,154 restricted shares of the Company’s common stock to the Meridian Sellers (the “Closing Shares”) and 1,000 shares of the Company’s Series C Preferred Stock; (B) paid the Meridian Sellers $12 million in cash; and (C) issued the Meridian Sellers $15 million in Promissory Notes (the “Notes”), payable $13,125,000 to Aleksandar Milovanović, $1,250,000 to Zoran Milošević and $625,000 to Snežana Božović.

In addition to amounts paid at the closing, we were required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the Purchase, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 (the “Contingent Cash Consideration”) and (ii) 416,666 restricted shares of common stock (the “Contingent Shares”, and together with the Contingent Cash Consideration, the “Contingent Post-Closing Consideration”) which is due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Conditions (defined below) have been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000. For purposes of the foregoing, the “Determination Date” means the date that is six months after the closing date and the “Post-Closing Conditions” are as follows: the Meridian Sellers and their affiliates are not then in default in any of their material obligations, covenants or representations under the MeridianBet Purchase Agreement, any of the transaction documents, or any other agreement with the Company beyond any applicable cure periods therein, as confirmed by Meridian Sellers in a signed writing delivered to the Company and verified by the Company within five business days thereafter; and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date (the “12 Month Non-Contingent Post-Closing Cash Consideration”) and $10,000,000 is due 18 months after the closing date (the “18 Month Non-Contingent Post-Closing Cash Consideration”).

On or around May 17th or May 20, 2024, the Company paid $11 million of the Deferred Cash Consideration to the Meridian Sellers.

Božović is Chief Operating Officer of Meridian Serbia, Secretary of MeridianBet Group, and a member of the Board of Directors of the Company; Milošević is the Chief Executive Officer of MeridianBet Group and Milovanović is a greater than 5% stockholder of the Company.

Series C Preferred Stock

On April 4, 2024, in contemplation of the closing of the transactions contemplated by the MeridianBet Purchase Agreement, and pursuant to the power provided to the Company by the Articles of Incorporation of the Company, as amended, the Company’s Board of Directors approved the adoption of, and filing of, a Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, which was filed with, and became effective with, the Secretary of State of Nevada on the same date. The Series C Designation designated 1,000 shares of Series C Preferred Stock. The Series C Preferred Stock is described in greater detail above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Series C Preferred Stock”, and is incorporated by reference into this “Item 13 Certain Relationships and Related Transactions, and Director Independence”.

Nominating and Voting Agreement

On April 9, 2024, as a required term of, and in connection with, the closing of the MeridianBet Purchase Agreement, the Company entered into a Nominating and Voting Agreement between the Company, Anthony Brian Goodman, the Company’s Chief Executive Officer and director, Luxor Capital LLC, which is owned and controlled by Mr. Goodman, and each of the Meridian Sellers, which has been amended and restated to date, and which is discussed in greater detail under above under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters —Series C Preferred Stock”, and is incorporated by reference into this “Item 13 Certain Relationships and Related Transactions, and Director Independence”. The Voting Agreement expired pursuant to its terms on April 9, 2026.

Day-to-Day Management Agreement

Also on April 9, 2024, as a required term of, and in connection with, the closing of the MeridianBet Purchase Agreement, the Company and Zoran Milošević (one of the Meridian Sellers) entered into a Day-to-Day Management Agreement (“Management Agreement”), which prohibits the Company or its executives from materially interfering in the operation of the business of, and day-to-day operations of, the MeridianBet Group by its current leadership (i.e., Mr. Milošević, as Chief Executive Officer of the MeridianBet Group), while the Voting Agreement is in place. The purpose of the agreement is to ensure the continued running of the MeridianBet Group in their ordinary course, for a finite period of time, by one or more individuals who (i) have grown such entities to their current, profitable levels, earning them an important level of corporate and business knowledge; and (ii) have the native-language abilities to easily communicate with mid-level and low-level employees, among other material advantages. The violation of that materiality-based restriction would also raise an option for the Meridian Sellers to suspend or terminate (at their discretion) the Voting Agreement. The Management Agreement does not, other than in connection with the day-to-day operations of the MeridianBet Group, restrict the Board of Directors or management’s ability to manage the MeridianBet Group or the Company as a whole.

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

Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital and Related Transactions

On June 17, 2024, and effective on April 9, 2024, the Company and the Meridian Sellers entered into a Fourth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Fourth Amendment”), which amended the MeridianBet Purchase Agreement to (a) clarify the previous payment of $11 million of the Deferred Cash Consideration to the Meridian Sellers on or around May 17 or May 20, 2024; (b) provide that $4 million of the Deferred Cash Consideration would be satisfied by the issuance of shares of common stock of the Company pursuant to the June 2024 Debt Conversion Agreement, discussed below; (c) provide that $3 million of the Deferred Cash Consideration would be satisfied by the entry into the Deferred Cash Convertible Promissory Note, discussed below; and (d) waive all interest which accrued on the $18 million of deferred cash consideration pursuant to the terms of the MeridianBet Purchase Agreement.

June 2024 Debt Conversion Agreement

Also on June 17, 2024, the Company entered into a Debt Conversion Agreement (the “June 2024 Debt Conversion Agreement”) with Aleksandar Milovanović, one of the Meridian Sellers, and the then 58.5% stockholder of the Company. Pursuant to the June 2024 Debt Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $4,000,000 of the Deferred Cash Consideration into an aggregate of 111,111 shares of restricted common stock of the Company, based on a conversion price of $36.00 per share (the “Debt Conversion Shares”).

Pursuant to the June 2024 Debt Conversion Agreement, which included customary representations and warranties of the parties, Milovanović agreed that the shares of common stock issuable in connection therewith were in full and complete satisfaction of $4 million of the Deferred Cash Consideration including all accrued and unpaid interest thereon.

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

On July 1, 2024 and July 31, 2024, a total of $97,419 and $96,910 of the Deferred Cash Convertible Promissory Note was repaid by the Company. On September 4, 2024, a total of $2,000,000 owed under the Deferred Cash Convertible Promissory Note was converted into 83,333 shares of common stock of the Company pursuant to the terms of the Deferred Cash Convertible Promissory Note. On September 23, 2024, a total of $100,504 of the Deferred Cash Convertible Promissory Note was repaid. On November 5, 2024, a total of $203,576 of the Deferred Cash Convertible Promissory Note was repaid. As of December 31, 2024, a total of $501,591 remained outstanding under the Deferred Cash Convertible Promissory Note.

On January 13, 2025, Mr. Milovanović converted the $501,591 remaining outstanding under the Deferred Cash Convertible Promissory Note into 20,899 shares of common stock of the Company pursuant to the terms of such Deferred Cash Convertible Promissory Note.

Promissory Notes

The Notes in the aggregate amount of $15,000,000 accrue interest at seven percent (7%) per annum (twelve percent (12%) upon the occurrence of an event of default); with monthly interest payments of all accrued interest due on the first day of each calendar month until the maturity date of such Notes; and provide for all outstanding principal and unpaid interest due and payable in full 24 months after the closing date (April 9, 2026). If we fail to make any payment of principal, interest or other amount due under the Notes within three business days of the date due and payable, we agreed to pay the holder of the Note a late charge equal to 8% of the amount of such payment which was not paid.

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

Fifth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As part of the consideration for the Meridian Purchase, we agreed to pay the Meridian Sellers (i) $5,000,000 and (ii) 416,666 restricted shares of common stock which were due to the Meridian Sellers within five business days following the Determination Date (defined above) if (and only if) the Company determined that each of the Post-Closing Conditions (defined above) were met.

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

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As discussed above, as part of the consideration for the acquisition, we agreed to pay the Meridian Sellers, among other consideration, a total of $10,000,000 of 12 Month Non-Contingent Post-Closing Cash Consideration on April 9, 2025.

On, and effective on, April 9, 2025, we and the Meridian Sellers entered into a Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Sixth Amendment”), which amended the MeridianBet Purchase Agreement to (a) confirm that $179,540 of the 12 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to April 9, 2025; (b) provide that a total of: (i) $9,445,460 of 12 Month Non-Contingent Post-Closing Cash Consideration owed to Milovanović (i.e., the entire remaining amount of the 12 Month Non-Contingent Post-Closing Cash Consideration owed to Milovanović) would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milovanović on or around April 9, 2025 (the “First Post-Closing Cash Conversion Agreement”), and (ii) provide that $100,000 owed to Milošević and $25,000 owed to Božović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milošević and Božović on or around April 9, 2025 (the “Second Post-Closing Cash Conversion Agreement”, and together with the First Post-Closing Cash Conversion Agreement, the “Post-Closing Cash Conversion Agreements”); and (c) provide that the remaining unpaid amount of the 12 Month Non-Contingent Post-Closing Cash Consideration owed to Milošević ($150,000) and Božović ($100,000) would be due and payable by the Company on or before October 9, 2025.

April 2025 Post-Closing Cash Consideration Conversion Agreements

Also on April 9, 2025, the Company entered into the First Post-Closing Cash Conversion Agreement with Milovanović and the Second Post-Closing Cash Conversion Agreement with Milošević and Božović.

Pursuant to the First Post-Closing Cash Conversion Agreement, the Company and Milovanović agreed to convert an aggregate of $9,445,460 of 12 Month Non-Contingent Post-Closing Cash Consideration payable to Milovanović by the Company pursuant to the terms of the MeridianBet Purchase Agreement, into 403,652 shares of common stock of the Company, based on a conversion price of $23.40 per share.

Pursuant to the Second Post-Closing Cash Conversion Agreement (a) Milošević agreed to convert an aggregate of $100,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration payable to Milošević by the Company pursuant to the terms of the MeridianBet Purchase Agreement into 4,166 shares of common stock of the Company, and (b) Božović agreed to convert an aggregate of $25,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration payable to Božović by the Company pursuant to the terms of the MeridianBet Purchase Agreement into 1,041 shares of common stock of the Company, each based on a conversion price of $24.00 per share, which was greater than the consolidated closing bid price of the Company’s common stock on the date the agreement became binding on all parties.

Seventh Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

As discussed above, as part of the consideration for the acquisition, we agreed to pay the Meridian Sellers, among other consideration, (a) a total of $10,000,000 of 12 Month Non-Contingent Post-Closing Cash Consideration, 12 months after the Closing Date; and (b) a total of $10,000,000 of 18 Month Non-Contingent Post-Closing Cash Consideration, 18 months after the Closing Date.

On, and effective on, August 21, 2025, we and the Meridian Sellers entered into a Seventh Amendment to Amended and Restated Sale and MeridianBet Purchase Agreement of Share Capital (the “Seventh Amendment”), which amended the MeridianBet Purchase Agreement to (a) confirm that $9,700,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to August 21, 2025; (b) confirm that $100,700 of the 18 Month Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to August 21, 2025; (c) provide that a total of: (i) $200,000 of 18 Month Non-Contingent Post-Closing Cash Consideration owed to Milovanović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and the Meridian Sellers on or around August 21, 2025 (the “August 2025 Cash Conversion Agreement”), and (ii) provide that $30,000 owed to Milošević and $30,000 owed to Božović of the 12 Month Non-Contingent Post-Closing Cash Consideration would be converted into common stock of the Company, pursuant to the August 2025 Cash Conversion Agreement; and (c) provide that the remaining unpaid amount of the 12 Month Non-Contingent Post-Closing Cash Consideration and 18 Month Non-Contingent Post-Closing Cash Consideration owed to the Meridian Sellers would be due and payable by the Company on or before October 9, 2025.

August 2025 Post-Closing Cash Consideration Conversion Agreement

Also on August 21, 2025, the Company entered into a Post-Closing Cash Conversion Agreement with Milovanović, Milošević and Božović.

Pursuant to the August 2025 Cash Conversion Agreement, the Company and (a) Milovanović agreed to convert an aggregate of $200,000 of 18 Month Non-Contingent Post-Closing Cash Consideration payable to Milovanović by the Company pursuant to the terms of the MeridianBet Purchase Agreement, into 9,586 shares of common stock of the Company, based on a conversion price of $15.48 per share; (b) Milošević agreed to convert an aggregate of $30,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration payable to Milošević by the Company pursuant to the terms of the MeridianBet Purchase Agreement into 1,879 shares of common stock of the Company, and (c) Božović agreed to convert an aggregate of $30,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration payable to Božović by the Company pursuant to the terms of the MeridianBet Purchase Agreement into 1,879 shares of common stock of the Company, each based on a conversion price of $15.96 per share, which was greater than the consolidated closing bid price of the Company’s common stock on the date the agreement became binding on all parties.

Eighth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On September 9, 2025, and effective on, August 29, 2025, we and the Meridian Sellers entered into an Eighth Amendment to Amended and Restated Sale and MeridianBet Purchase Agreement of Share Capital (the “Eighth Amendment”), which amended the MeridianBet Purchase Agreement to provide that a total of $500,000 of the 18 Month Non-Contingent Post-Closing Cash Consideration owed by the Company to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement (the “Second August 2025 Conversion Agreement”).

Second August 2025 Conversion Agreement

On September 9, 2025, Milovanović and the Company entered into the Second August 2025 Conversion Agreement dated August 29, 2025, pursuant to which: (i) on September 9, 2025, and effective on August 29, 2025, $100,000 of 18 Month Non-Contingent Cash Consideration owed by the Company to Milovanović under the MeridianBet Purchase Agreement was converted into 6,775 shares of Company common stock (based on a conversion price of $14.76 per share); (ii) on September 9, 2025, and effective on September 5, 2025, $100,000 of 18 Month Non-Contingent Cash Consideration owed by the Company to Milovanović under the MeridianBet Purchase Agreement was converted into 8,169 shares of the Company’s common stock (based on a conversion price of $12.24 per share, the closing sales price of the Company’s common stock on September 5, 2025); (iii) on September 12, 2025, $100,000 of 18 Month Non-Contingent Cash Consideration owed by the Company to Milovanović under the MeridianBet Purchase Agreement was converted into 8,250 shares of common stock of the Company (based on a conversion price of $12.12 per share, the closing sales price of the Company’s common stock on September 12, 2025); (iv) on September 19, 2025, $100,000 of 18 Month Non-Contingent Cash Consideration owed by the Company to Milovanović under the MeridianBet Purchase Agreement was converted into 8,397 shares of common stock of the Company (based on a conversion price of $11.88 per share, the closing sales price of the Company’s common stock on September 19, 2025); and (v) on September 26, 2025, $100,000 of 18 Month Non-Contingent Cash Consideration owed by the Company to Milovanović under the MeridianBet Purchase Agreement was converted into 7,122 shares of common stock of the Company based on a conversion price equal to $14.04, the closing sales price of the Company’s common stock on September 26, 2025.

Ninth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On November 7, 2025, and effective on, October 9, 2025, we and the Sellers entered into a Ninth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital dated October 28, 2025 (the “Ninth Amendment”), which amended the Purchase Agreement to provide that a total of $8,000,000 of the 18 Month Non-Contingent Post-Closing Cash Consideration owed by the Company to Milovanović would be converted into shares of the Company’s common stock pursuant to a Post-Closing Cash Consideration Conversion Agreement (the “Conversion Agreement”).

On November 7, 2025, Milovanović and the Company entered into the Conversion Agreement dated and effective October 28, 2025, pursuant to which a total of $8,000,000 of 18 Month Non-Contingent Post-Closing Cash Consideration due to Milovanović from the Company was converted into 666,666 shares of Company common stock (based on a conversion price of $12.00 per share)(which shares are in the process of being issued)(the “Milovanović Shares”).

Additionally, pursuant to the Ninth Amendment, the due date of the remaining 18 Month Non-Contingent Post-Closing Cash Consideration owed to the Sellers ($1,099,672) was extended from October 9, 2025 to October 9, 2026.

November 2025 Debt Conversion Agreements

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

Our common stock is listed on the Nasdaq Capital Market under the symbol “MRDN”. Nasdaq requires us to have independent members of our Board of Directors. Our Board of Directors has affirmatively determined that each of Murray G. Smith and Atul Bali is an independent director, defined under the Nasdaq rules governing members of boards of directors and as defined under Rule 10A-3 of the Exchange Act.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General

Our independent public accounting firm is M&K CPAs, PLLC, Houston, Texas, PCAOB Auditor ID 2738 (“M&K”).

Audit Fees

The following table sets forth the fees billed by our principal independent accountant, M&K CPAS, PLLC, for the twelve months ended December 31, 2025 and December 31, 2024, for the categories of services indicated.

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Audit Fees	$301,959	$257,425
Audit Related Fees	45,875	22,200
Total	$347,834	$279,625

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

Pre-Approval Policies

It is the policy of our board of directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our board of directors. Our board of directors pre-approved all services, audit and non-audit, provided to us by M&K CPAS, PLLC, for the twelve months ended December 31, 2025 and December 31, 2024.

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

Meridian Holdings Inc./NV

Date: April 30, 2026	/s/ William Scott
	By:	William Scott Interim Chief Executive Officer (Principal Executive Officer)

