Form 10-Q
period 2026-06-30
Meridian Holdings Inc./NV
filed 2026-07-29
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of July 29, 2026, there were 12,669,479 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

•

risks associated with failures, disruptions, defects or inaccuracies in the Company’s internally developed software, technology infrastructure, third-party systems, content providers and external data feeds (including sports event data), as well as cybersecurity incidents, hacking, and other technology-related failures on which the Company’s operations rely;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Meridian Holdings Inc. and Subsidiaries

Consolidated Balance Sheets

	As of	As of
	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$17,318,751	$18,078,300
Accounts receivable, net	7,856,844	7,954,116
Accounts receivable – related parties	506,360	465,691
Taxes receivable	722,893	595,434
Inventory	4,639,884	5,524,570
Prepaid expenses	1,171,980	652,224
Other current assets	2,992,679	2,167,818
Total current assets	35,209,391	35,438,153

Non-current assets:
Goodwill & intangible assets, net	34,545,063	34,914,920
Property, plant & equipment, net	27,259,707	28,963,866
Investments	3,543,586	3,650,526
Deposits	5,606,700	6,315,584
Operating lease right-of-use assets	6,257,763	6,296,336
Other non-current assets	2,703,305	2,499,415
Total non-current assets	79,916,124	82,640,647
Total assets	$115,125,515	$118,078,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,906,770	$20,572,774
Accounts payable - related parties	37,500	295,165
Current portion of operating lease liability	2,804,138	2,656,508
Current portion of long-term loan	9,978,715	10,581,035
Taxes payable	4,289,807	5,011,261
Other current liabilities	1,295,576	1,592,958
Deferred revenues	1,041,855	1,111,332
Contingent liability	233,988	228,667
Current portion of consideration payable – related parties	15,730,672	16,199,672
Current portion of consideration payable	799,947	1,317,526
Total current liabilities	60,118,968	59,566,898

Non-current liabilities:
Non-current portion of operating lease liability	3,341,586	3,562,859
Non-current portion of long-term loan	237,123	6,590,907
Other non-current liabilities	182,959	19,510
Total non-current liabilities	3,761,668	10,173,276
Total liabilities	$63,880,636	$69,740,174

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 25,000,000 shares authorized; 12,669,479 and 12,641,023 shares issued and outstanding, respectively	$126	$126
Stock payable	102,006	102,006
Stock payable – related party	261,542	573,154
Additional paid-in capital	83,468,346	82,933,355
Treasury stock, at cost (17,062 and 17,062 shares, respectively)	(244,208)	(244,208)
Accumulated other comprehensive income (loss)	(5,126,909)	(3,753,485)
Accumulated earnings	(28,713,506)	(33,065,622)
Total shareholders’ equity of MRDN	49,747,397	46,545,326
Noncontrolling interests	1,497,482	1,793,300
Total equity	51,244,879	48,338,626
Total liabilities and equity	$115,125,515	$118,078,800

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$50,193,999	$43,245,368	$100,297,869	$85,968,421
Cost of goods sold	(23,339,079)	(18,868,349)	(45,298,709)	(37,395,441)
Gross profit	26,854,920	24,377,019	54,999,160	48,572,980

Operating expenses
Selling, general and administrative expenses	24,414,985	26,681,869	49,402,101	50,983,847
Income (loss) from operations	2,439,935	(2,304,850)	5,597,059	(2,410,867)

Other income (expense):
Interest expense	(300,185)	(1,481,669)	(653,911)	(2,953,029)
Interest earned	35,133	16,884	41,132	60,820
Foreign exchange loss/gain	(162,075)	(63,455)	(574,269)	370,213
Other income	572,182	591,576	1,039,270	1,097,079
Total other income (expense)	145,055	(936,664)	(147,778)	(1,424,917)
Net income (loss) before tax	2,584,990	(3,241,514)	5,449,281	(3,835,784)
Provision for income taxes	623,120	490,377	1,319,254	154,324
Net income (loss)	$1,961,870	$(3,731,891)	$4,130,027	$(3,990,108)
Less: Net loss attributable to noncontrolling interest	(203,180)	(147,546)	(295,818)	(174,155)
Net income (loss) attributable to MRDN	$2,165,050	$(3,584,345)	$4,425,845	$(3,815,953)

Weighted average ordinary shares outstanding:
Basic	12,665,133	11,497,369	12,653,266	11,238,823
Diluted	12,759,079	11,497,369	12,772,141	11,238,823
Net income (loss) per ordinary share attributable to MRDN:
Basic	$0.17	$(0.31)	$0.35	$(0.34)
Diluted	$0.17	$(0.31)	$0.35	$(0.34)

Net income (loss)	$1,961,870	$(3,731,891)	$4,130,027	$(3,990,108)
Foreign currency translation adjustments	(1,050,099)	4,198,530	(1,373,424)	5,569,578
Comprehensive income	911,771	466,639	2,756,603	1,579,470
Less: Net loss attributable to noncontrolling interest	(203,180)	(147,546)	(295,818)	(174,155)
Comprehensive income attributable to MRDN	$1,114,951	$614,185	$3,052,421	$1,753,625

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2026

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable –	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Related Party	Income (Loss)	Earnings	MRDN	interest	Equity
Balance at December 31, 2025	-	$-	1,000	$-	12,641,023	$126	(17,062)	$(244,208)	$82,933,355	$102,006	$573,154	$(3,753,485)	$(33,065,622)	$46,545,326	$1,793,300	$48,338,626
Cancellation of fractional shares resulting from a reverse stock split	-	-	-	-	(104)	-	-	-	(1,115)	-	-	-	-	(1,115)	-	(1,115)
Shares issued for vested RSUs	-	-	-	-	28,560	-	-	-	-	-	-	-	-	-	-	-
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	462,377	-	(311,612)	-	-	150,765	-	150,765
Reserve increase	-	-	-	-	-	-	-	-	73,729	-	-	-	(73,729)	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1,373,424)	-	(1,373,424)	-	(1,373,424)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	4,425,845	4,425,845	(295,818)	4,130,027
Balance at June 30, 2026	-	$-	1,000	$-	12,669,479	$126	(17,062)	$(244,208)	$83,468,346	$102,006	$261,542	$(5,126,909)	$(28,713,506)	$49,747,397	$1,497,482	$51,244,879

See accompanying notes to consolidated financial statements.

For the Three Months Ended June 30, 2026

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable –	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Related Party	Income (Loss)	Earnings	MRDN	interest	Equity
Balance at March 31, 2026	-	$-	1,000	$-	12,640,919	$126	(17,062)	$(244,208)	$83,180,297	$102,006	$573,154	$(4,076,810)	$(30,804,827)	$48,729,738	$1,700,662	$50,430,400
Shares issued for vested RSUs	-	-	-	-	28,560	-	-	-	-	-	-	-	-	-	-	-
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	214,320	-	(311,612)	-	-	(97,292)	-	(97,292)
Reserve increase	-	-	-	-	-	-	-	-	73,729	-	-	-	(73,729)	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1,050,099)	-	(1,050,099)	-	(1,050,099)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	2,165,050	2,165,050	(203,180)	1,961,870
Balance at June 30, 2026	-	$-	1,000	$-	12,669,479	$126	(17,062)	$(244,208)	$83,468,346	$102,006	$261,542	$(5,126,909)	$(28,713,506)	$49,747,397	$1,497,482	$51,244,879

See accompanying notes to consolidated financial statements.

For the Six Months Ended June 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable -	Subscription	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Related Party	Receivable	Income (Loss)	Earnings	MRDN	Interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	10,770,249	$108	(4,983)	$(121,430)	$50,314,309	$5,711,807	$211,162	$-	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	114,946	1	-	-	(1)	-	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	3,151	-	-	-	-	-	-	-	-	-		-	-
Shares issued for services	-	-	-	-	15,417	-	-	-	431,700	(128,100)	-	-	-	-	303,600	-	303,600
Acquisition of non-controlling interest	-	-	-	-	157,156	1	-	-	5,264,568	(5,657,607)	-	-	-	-	(393,038)	-	(393,038)
Shares issued for settlement of True-up liability	-	-	-	-	17,220	-	-	-	518,651	-	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	483,712	5	-	-	11,237,403	-	-	-	-	-	11,237,408	-	11,237,408
Shares issued under ATM Program	-	-	-	-	31,243	-	-	-	662,600	-	-	(29,787)	-	-	632,813	-	632,813
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	1,898,143	73,900	180,996	-	-	-	2,153,039	-	2,153,039
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	5,569,578	-	5,569,578	-	5,569,578
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,815,953)	(3,815,953)	(174,155)	(3,990,108)
Balance at June 30, 2025	1,000	$-	1,000	$-	11,593,094	$115	(4,983)	$(121,430)	$70,397,255	$-	$392,158	$(29,787)	$(2,520,276)	$53,161,057	$121,279,092	$3,703,431	$124,982,523

See accompanying notes to consolidated financial statements.

For the Three Months Ended June 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury stock		Additional Paid-in	Stock	Stock Payable -	Subscription	Accumulated Other Comprehensive	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Related Party	Receivable	Income (Loss)	Earnings	MRDN	Interest	Equity
Balance at March 31, 2025	1,000	$-	1,000	$-	11,089,960	$111	(4,983)	$(121,430)	$58,175,951	$73,900	$301,660	$-	$(6,718,806)	$56,815,284	$108,526,670	$3,850,977	$112,377,647
Shares issued for vested RSUs	-	-	-	-	35,394	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	10,417	-	-	-	269,100	(73,900)	-	-	-	-	195,200	-	195,200
Shares issued for settlement of True-up liability	-	-	-	-	17,220	-	-	-	518,651	-	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	408,860	4	-	-	9,570,455	-	-	-	-	-	9,570,459	-	9,570,459
Shares issued under ATM Program	-	-	-	-	31,243	-	-	-	662,600	-	-	(29,787)	-	-	632,813	-	632,813
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	1,130,616	-	90,498	-	-	-	1,221,114	-	1,221,114
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	4,198,530	-	4,198,530	-	4,198,530
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,584,345)	(3,584,345)	(147,546)	(3,731,891)
Balance at June 30, 2025	1,000	$-	1,000	$-	11,593,094	$115	(4,983)	$(121,430)	$70,397,255	$-	$392,158	$(29,787)	$(2,520,276)	$53,161,057	$121,279,092	$3,703,431	$124,982,523

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,130,027	$(3,990,108)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Fair value of stock-based compensation	150,765	2,456,639
Non-cash interest expense related to debt discount amortization	151,340	1,950,094
Amortization of intangible assets	2,556,674	4,618,020
Depreciation of property, plant and equipment	2,621,005	2,780,271
Bad debt expense	197,659	168,929
Non-cash transfer of property and equipment to employees	84,225	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(95,781)	(1,190,337)
(Increase) decrease in accounts receivable – related party	(71,599)	101,311
(Increase) decrease in taxes receivable	(127,459)	17,468
(Increase) decrease in prepaid expenses	(521,388)	(196,491)
(Increase) decrease in other current assets	(814,557)	106,245
(Increase) decrease in inventories	849,149	(470,500)
(Increase) decrease in deposits	708,884	(502,217)
(Increase) decrease in other non-current assets	58,824	45,906
Increase (decrease) in accounts payable and accrued liabilities	3,293,938	4,530,082
Increase (decrease) in accounts payable – related party	(258,731)	420,011
Increase (decrease) in taxes payable	(727,506)	(804,244)
Increase (decrease) in deferred revenues	(77,576)	(3,876)
Increase (decrease) in customer deposit	(427,740)	54,865
Increase (decrease) in other current liabilities	124,815	125,649
Increase (decrease) in other liabilities	(78,816)	(304,644)
Increase (decrease) in operating lease liabilities	1,228,643	204,094
Net cash provided by operating activities	$12,954,795	$10,117,167

Cash flows from investing activities:
Cash paid for intangible assets	(2,173,430)	(5,976,880)
Cash paid for investments	-	(26,318)
Cash paid for property, plant and equipment	(1,022,405)	(3,574,317)
Cash paid for purchase of subsidiaries	(517,579)	(715,650)
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(469,000)	(1,610,343)
Net cash used in investing activities	$(4,182,414)	$(11,903,508)

Cash flows from financing activities:
Repayment on debt	(6,621,291)	(15,060,133)
Repayment of lease	(1,309,888)	(1,093,927)
Payments of fractional shares	(1,115)	-
Proceeds from dividends	-	48,072
Proceeds from loans and borrowings	-	1,172,000
Proceeds from sale of stock	-	632,813
Net cash used in financing activities	$(7,932,294)	$(14,301,175)

Effect of exchange rate changes on cash	(1,599,636)	8,097,891

Net increase (decrease) in cash and cash equivalents	(759,549)	(7,989,625)
Cash and cash equivalents at beginning of year	18,078,300	30,125,944
Cash and cash equivalents at end of the quarter	$17,318,751	$22,136,319

Supplemental cash flows disclosures
Interest paid	$502,572	$987,109
Tax paid	$1,509,424	$1,928,731

Non-cash financing activities
Common stock issued for vested RSUs	$-	$1
Debt conversion	$-	$11,237,408
Acquisition of minority interest	$-	$393,038
Shares issued for settlement of True-up liability	$-	$518,651

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Meridian Holdings Inc. (together with its consolidated subsidiaries, collectively, “MRDN” “we”, “our”, “us”, or the “Company”) is incorporated and registered in the State of Nevada, (i) operates online sports betting, online casino, and gaming operations in more than 20 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offers pay-to-enter prize competitions in the United Kingdom (UK) and leads trade promotions in Australia, providing members with free prizes.

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across over 20 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, slot machines and virtual games. Of those 700 shops, approximately 260 are owned by the Company’s subsidiaries and approximately 440 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. Following the closing of the MeridianBet Acquisition (discussed and defined below) and effective April 1, 2024, the Company, through Golden Matrix (discussed and defined below), develops and owns online gaming intellectual property (IP) for international customers, located primarily in the Asia Pacific region. As part of the MeridianBet Acquisition, the Company acquired a proprietary Internet gaming enterprise software system that provides unique casino and live game operations on GM-Ag System. In addition, following the MeridianBet Acquisition, the Company broadened its operations in pay-to-enter prize competitions in the UK.

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

As of June 30, 2026, the Company’s sovereign bond investments are classified as HTM.

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

As of June 30, 2026, the Company’s equity investments are classified under the fair value method.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended June 30, 2026, and 2025, the Company had foreign currency translation adjustments of $(1,050,099) and $4,198,530, respectively. During the six months ended June 30, 2026, and 2025, the Company had foreign currency translation adjustments of $(1,373,424) and $5,569,578, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense). The Company incurred foreign exchange gains and (losses) of $(162,075) and $(63,455) during the three months ended June 30, 2026, and 2025, respectively, and $(574,269) and $370,213 during the six months ended June 30, 2026 and 2025, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently has no cash equivalents at June 30, 2026 and December 31, 2025.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2026, and December 31, 2025, the allowance for doubtful accounts was $204,843 and $209,523, respectively. During the three months ended June 30, 2026, and 2025, there was $95,483 and $95,721, respectively, of bad debt expense recorded. During the six months ended June 30, 2026, and 2025, there was $197,659 and $168,929, respectively, of bad debt expense recorded.

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

During the six months ended June 30, 2026 and 2025, there were no impairment losses on intangible assets.

Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $1,531,499 and $2,465,380 during the three months ended June 30, 2026, and 2025, respectively, and $2,556,674 and $4,618,020 during the six months ended June 30, 2026 and 2025, respectively.

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

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2025	$8,450,955
Foreign currency translation adjustment	18,179
Goodwill recognized during the period	377,379
Balance as of June 30, 2026	$8,846,513

Inventories

Prizes

RKingsCompetitions Ltd., (“RKings”) and Classics For a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $4,523,161 and $5,403,905 at June 30, 2026 and December 31, 2025, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars. Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $116,723 and $120,665 at June 30 2026, and December 31, 2025, respectively.

As of June 30, 2026, and December 31, 2025, total inventory was $4,639,884 and $5,524,570, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term. Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $27,259,707 and $28,963,866 at June 30, 2026 and December 31, 2025, respectively.

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

For the three months ended June 30, 2026, and 2025, other income amounted to $572,182 and $591,576, respectively.

For the six months ended June 30, 2026, and 2025, other income amounted to $1,039,270 and $1,097,079, respectively.

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

For the year ended December 31, 2025, the Company adopted Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, on a prospective basis. In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The amendments in addition to modifying and eliminating certain existing requirements. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new guidance for the year ended December 31, 2025 and it did not have a material effect on the Company’s Consolidated Financial Statements.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$2,165,050	$(3,584,345)	$4,425,845	$(3,815,953)
Denominator:
Weighted average common shares outstanding	12,665,133	11,497,369	12,653,266	11,238,823

Basic earnings (loss) per common share	$0.17	$(0.31)	$0.35	$(0.34)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$2,165,050	$(3,584,345)	$4,425,845	$(3,815,953)
Denominator:
Weighted average common shares outstanding	12,665,133	11,497,369	12,653,266	11,238,823
Preferred shares	83	-	83	-
Restricted stock units	56,700	-	81,629	-
Stock payable	8,416	-	8,416	-
Stock payable – related party	28,747	-	28,747	-
Adjusted weighted average common shares outstanding	12,759,079	11,497,369	12,772,141	11,238,823

Diluted earnings (loss) per common share	$0.17	$(0.31)	$0.35	$(0.34)

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

Stock-based compensation was $(97,292) and $1,416,314 during the three months ended June 30, 2026 and 2025, respectively, and $150,765 and $2,456,639 during the six months ended June 30, 2026 and 2025, respectively.

Recent Issued Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three months ended June 30, 2026 that had a material impact on its consolidated financial statements.

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

Receivables related to resale of online gaming content and B2B services amount to $2,933,766 and $3,384,385 as of June 30, 2026, and December 31, 2025, respectively.

Receivables from payment providers in Bosnia amount to $1,956,167 and $1,999,794 as of June 30, 2026, and December 31, 2025, respectively. These receivables are settled regularly.

The Company has accounts receivable of $7,856,844 and $7,954,116 as of June 30, 2026, and December 31, 2025, respectively (net of allowance for bad debt of $204,843 and $209,523, respectively).

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

The accounts receivable from related parties amount to $506,360 and $465,691, as of June 30, 2026 and December 31, 2025, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes. Taxes receivable are $722,893 and $595,434 as of June 30, 2026, and December 31, 2025, respectively. The components of taxes receivable are as follows:

Description	As of June 30, 2026	As of December 31, 2025
Corporate income taxes receivable	$193,200	$282,704
VAT refund receivables	433,297	213,324
Municipality taxes refund receivable	96,396	99,406
Total taxes receivable	$722,893	$595,434

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $1,171,980 and $652,224 as of June 30, 2026, and December 31, 2025, respectively. The components of prepaid expenses are as follows:

Description	As of June 30, 2026	As of December 31, 2025
Prepayments to suppliers	$113,581	$29,240
Prepaid payroll expense	-	4,893
Prepaid rent	21,194	13,098
Prepaid license	166,974	154,878
Prepaid sponsorship/advertising	462,048	158,596
Prepaid cash rewards	138,159	186,162
Other prepayments	270,024	105,357
Total prepaid assets	$1,171,980	$652,224

NOTE 6 – OTHER CURRENT ASSETS

As of June 30, 2026, and December 31, 2025, other current assets are $2,992,679 and $2,167,818, respectively. The components of other current assets are as follows:

Description	As of June 30, 2026	As of December 31, 2025
Other current receivables	$1,392,946	$1,295,093
Accrued income	1,130,173	769,611
Employee receivables	726,047	341,580
Other current investments	349,095	354,422
Allowance for bad debt	(605,582)	(592,888)
Total other current assets	$2,992,679	$2,167,818

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of June 30, 2026, the total allowance for bad debt amounts to $605,582 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $431,886, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $164,947.

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

The Classics Sellers had the right to each earn additional cash and stock consideration based on Classics Holdings’ total net profit from the Closing Date until June 30, 2025, of which half was deemed earned. As of December 31, 2025, the Company paid AU$500,000 (US$326,745) to the Classics Sellers in connection with such earnout payments. During the three months ended March 31, 2026, the Company paid the remaining AU$410,000 (US$285,041) to the Classics Sellers.

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

Calculation of Purchase Price and Purchase Price Allocation

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

The total purchase price was $3,098,797. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 67,897 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $654,493. As of June 30, 2026, $334,166 of cash consideration remained unpaid.

Additionally, on October 3 and November 8, 2024, a share purchase agreement was signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The total purchase price was $4,073,707. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 89,258 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $860,404. As of June 30, 2026, $465,781 of the cash consideration remained unpaid.

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

Pursuant to the SPA, the parties agreed that, notwithstanding the legal closing date of January 14, 2026, the Meridian Gaming Malta shall be deemed to have assumed full operational control and economic benefit of Fair Bet from August 1, 2025 (the “Operational Takeover Date”). Accordingly, all revenues and expenses of Fair Bet accruing from the Operational Takeover Date are for the account of Meridian Gaming Malta.

Purchase Price and Payment Terms

The total purchase price for all 2,000 issued ordinary shares of Fair Bet was EUR 392,250 (USD $459,756 based on the EUR/USD exchange rate of 1.1721 as of January 14, 2026), payable to the Sellers in equal 50% proportions, as follows:

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

Goodwill is measured as the excess of the purchase price over the net of the acquisition-date fair values of the identifiable assets acquired and liabilities assumed. Goodwill represents the assembled workforce, the value of the established network of retail betting shops across Malta, and expected synergies with the Company’s existing gaming operations.

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

Trade Names and Trademarks — The “Fairbet” trade name was valued at EUR 91,292 using the Relief-from-Royalty Method. Key assumptions included: annual revenue of EUR 848,666, a royalty rate of 4%, a discount rate of 25%, and a useful life of five years. The trademark will be amortized over five years on a straight-line basis.

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

During the six months ended June 30, 2026, and 2025, respectively, software development costs of $1,523,204 and $1,146,753, were incurred and capitalized.

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the six months ended June 30, 2026, and 2025, respectively, costs of $1,336,484 and $4,830,127 were incurred and capitalized, while a total of $2,263,504 and $3,442,266 were placed in service in 2026 and 2025.

We anticipate that the majority of intangible construction in progress will be placed in service in stages during 2027, depending on the progress of software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the six months ended June 30, 2026, and 2025, respectively, costs of $126,240 and $767,679, were incurred and capitalized. The licenses are amortized over the life of the licenses.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified during the acquisition of Bit Tech Tanzania in the amount of $1,547,606, as well as the purchase of the domain magicbet777.com by Meridianbet Brazil LTDA in the amount of $3,670,363. Other intangible assets are amortized over 5 years.

Intangible assets related to software and website are amortized on a straight-line basis over their expected useful lives, estimated to be 5 years.

Amortization expenses related to intangible assets were $1,531,499 and $2,465,380 for the three months ended June 30, 2026, and 2025, respectively and $2,556,674 and $4,618,020 for the six months ended June 30, 2026, and 2025, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of June 30, 2026	As of December 31, 2025
Intangible construction in process	$9,220,125	$10,702,638
Licenses	4,668,291	4,232,431
Software	21,892,152	19,742,103
Trademarks and tradenames	1,814,653	12,240,138
Developed technology	-	3,100,000
Customer relationships	157,337	17,963,384
Non-compete agreement	-	296,814
Other intangible assets	-	3,887,442
Gross intangible assets	37,752,558	72,164,950
Less: accumulated impairment and amortization
Licenses amortization	(2,076,841)	(1,582,137)
Software amortization	(9,887,923)	(8,563,000)
Trademarks and tradenames amortization	(73,510)	(12,122,964)
Developed technology	-	(3,100,000)
Customer relationships	(15,734)	(17,963,384)
Non-compete agreement	-	(296,814)
Other intangible assets amortization	-	(2,072,685)
Total accumulated impairment and amortization	(12,054,008)	(45,700,984)
Net definite-lived intangible assets	$25,698,550	$26,463,965

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of June 30, 2026:

Year Ending December 31,	Estimated Amortization
2026	5,119,773
2027	7,562,526
2028	5,309,523
2029	3,787,943
2030	3,047,044
Thereafter	871,741
Total future amortization	25,698,550

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of June 30, 2026	As of December 31, 2025
Land	$28,464	$29,353
Buildings, net	9,599,293	10,095,339
Slots and machines, net	11,808,875	12,246,801
Equipment, net	3,187,380	3,375,011
Computers, net	933,824	1,298,991
Televisions, net	226,757	243,969
Investment in third party property, plant and equipment	1,475,114	1,674,402
Total property, plant and equipment, net	$27,259,707	$28,963,866

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Depreciation expenses were $1,185,050 and $1,344,024, for the three months ended June 30, 2026, and 2025, respectively, and $2,621,005 and $2,780,271, for the six months ended June 30, 2026, and 2025, respectively.

NOTE 10 – DEPOSITS AND OTHER NON-CURRENT ASSETS

As of June 30, 2026, and December 31, 2025, deposits and prepaid assets are $5,606,700 and $6,315,584, respectively. The components of deposits and prepaid assets are as follows:

	As of June 30, 2026	As of December 31, 2025
Deposits for rent & office leases	$462,165	$462,374
Deposits for retail betting	2,857,547	2,828,792
Deposits for internet betting	841,905	868,154
Other prepayments	12,333	10,961
Other deposits	1,432,750	2,145,303
Total deposits and prepaid assets	$5,606,700	$6,315,584

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

As of June 30, 2026, and December 31, 2025, other non-current assets were $2,703,305 and $2,499,415, respectively. The components of the other non-current assets are as follows:

	As of June 30, 2026	As of December 31, 2025
Long term loan	$5,676	$6,625
Long-term investment	2,124,963	1,999,128
Deferred tax assets	572,666	493,662
Total other non-current assets	$2,703,305	$2,499,415

In June 2025, the Company entered into a silent partnership (“SCP”) with Makerplay Entretenimento & Marketing Ltda. for the commercial operation of fixed-odds betting under the “PINBET” brand in Brazil. Under this arrangement, the Company acts as the managing partner and operates the business under its federal betting authorization. The partner committed to contribute capital of R$11,000,000 (equivalent to $2,124,947 as of June 30, 2026) to the SCP and is entitled to participate in the results of the operations. As of June 30, 2026, the investor has contributed R$5,500,000 (equivalent to $1,062,473 as of June 30, 2026) out of the total committed amount, with the remaining R$5,500,000 (equivalent to $1,062,474 as of June 30, 2026) to be contributed in accordance with the agreed terms and conditions.

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

The balance of our marketable securities was as follows:

	As of June 30, 2026	As of December 31, 2025
Marketable equity securities - Telekom Srpske	103,058	102,144
Marketable equity securities – BH Telekom	136,762	141,428
Total Marketable equity securities	$239,820	$243,572

Gains and losses to measure our investments in marketable equity at fair value were included in the other income. These represent unrealized gains and losses arising from changes in market value at the reporting date.

For the six months ended June 30, 2026 and 2025, the carrying value of the investment was adjusted to its fair value, and accordingly, unrealized gains in the amount of $3,520 and $0 were recognized.

Debt Securities Held to Maturity

The Company classifies certain investments in government debt securities as held-to-maturity because it has the positive intent and ability to hold these securities until their contractual maturity. Accordingly, these investments are carried at amortized cost, net of any allowance for expected credit losses.

During October 2025, subsidiaries within the MeridianBet Group purchased eurobonds issued by the Republic of Serbia and the Republic of Romania. These investments bear fixed coupon interest and mature between 2032 and 2033.

 As of June 30, 2026, debt securities held to maturity consisted of the following:

Security	ISIN	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Republic of Serbia Eurobonds - Meridian Tech Ltd. (Serbia)	XS2580270275	September 26, 2033	1,164,138	127,216		1,291,354
Republic of Romania Eurobonds - Meridian Tech Ltd. (Serbia)	XS3021378032	July 11, 2032	1,903,091		8,940	1,894,151
Republic of Romania Eurobonds - Meridianbet Ltd. (Montenegro)	XS3021378032	July 11, 2032	236,537		606	235,931
Total			3,303,766	127,216	9,546	3,421,436

The following table reconciles the Company’s investments reported on the consolidated balance sheet as of June 30, 2026:

Investments	Amount
Held-to-maturity debt securities (amortized cost)	3,303,766
Marketable equity securities	239,820
Total investments	$3,543,586

Interest income earned on held-to-maturity debt securities is recognized using the effective interest method and is included in interest income in the consolidated statements of operations.

The fair values of the held-to-maturity debt securities are based on quoted market prices or other observable market inputs.

The Company evaluated the held-to-maturity debt securities for expected credit losses in accordance with ASC 326. As of June 30, 2026, no allowance for expected credit losses was recorded, as management determined that the securities have a low risk of credit loss.

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

The lease cost for the three months ended June 30, 2026, and 2025, was $873,199 and $912,357, respectively.

The lease cost for the six months ended June 30, 2026, and 2025, was $2,040,672 and $1,839,612, respectively.

As of June 30, 2026, and December 31, 2025, the right-of-use assets were $6,257,763 and $6,296,336, respectively, and there was also a current lease liability of $2,804,138 and $2,656,508, respectively, and a non-current lease liability of $3,341,586 and $3,562,859, respectively.

Maturities of lease liabilities as of June 30, 2026, were as follows:

Operating Lease
2026	$2,240,715
2027	2,995,854
2028	885,882
2029	599,298
2030	206,614
Thereafter	-
Total lease payments	6,928,363
Less imputed interest	782,639
Present value of lease liability	$6,145,724

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include management’s compensation payable of $37,500 and $295,165, as of June 30, 2026, and December 31, 2025, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, and corporate income tax as noted below:

As of June 30, 2026, and December 31, 2025, taxes payable are $4,289,807 and $5,011,261, respectively. The components of taxes payable are as follows:

	As of June 30, 2026	As of December 31, 2025
Stamps, duties and other taxes	3,206,027	3,645,241
Corporate income tax payable	1,083,780	1,366,020
Total taxes payable	$4,289,807	$5,011,261

NOTE 15 – SHORT-TERM AND LONG-TERM LOANS

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

The Company recorded a debt discount of $908,037 related to the Unicredit Bank facility in connection with advisory services provided by Citigroup Global Markets Limited. The debt discount was amortized to interest expense. As of June 30, 2026, the unamortized debt discount was $252,232.

For the six months ended June 30, 2026, the Company paid $5,066,106 to Unicredit Bank against the loan, including the principal amount of $4,623,720, and interest accrued of $442,386. As of June 30, 2026, and December 31, 2025, the principal balance of the loan was $8,362,676 and $13,327,795.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of June 30, 2026, the requirement under the Financial Covenant has been met.

On April 9, 2025, Meridian Serbia entered into a short-term credit line agreement, in the amount of RSD 117,182,900 (equivalent to EUR 1,000,000; approximately $1,173,560) from UniCredit Bank for working capital financing of the Company. The loan had a maturity of 12 months (April 2026); however, the full amount of the loan was repaid prior to the maturity of the credit line, in January 2026. The Bank charges interest at the nominal interest rate equal to one-month BELIBOR plus 2.00% p.a. The Company paid $582,677 to Unicredit Bank against the loan, including the principal amount of $578,552 and interest accrued of $4,125. As of June 30, 2026, and December 31, 2025, the principal balance of the loan was $0 and $586,611, respectively.

Hipotekarna Bank Facility

On March 21, 2024, MeridianBet Montenegro entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,141,000 as of the agreement signing date) from Hipotekarna Bank for financing working capital and liquidity of the Company. The term of using the funds was 24 months ending in April 2026 and was repaid on maturity. The Bank charges effective interest at the annual rate of 5.63% (nominal interest rate 5.3%).

For the six months ended June 30, 2026, the Company paid $304,834 to Hipotekarna Bank against the loan, including the principal amount of $300,221, and interest accrued of $4,613. As of June 30, 2026, and December 31, 2025, the principal balance of the loan was $0 and $307,496, respectively.

Igor Salindrija Facility

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The loan originally had a term of 24 months and was scheduled to mature on April 1, 2026, with interest at an effective annual rate of 7%.

On January 5, 2026, the Company and Igor Salindrija entered into Addendum No. 1 to the loan agreement, which amended the repayment schedule while leaving all other terms and conditions unchanged. Under the amended repayment schedule, the outstanding principal was to be repaid in four installments of EUR 500,000 each due on January 5, 2026, February 1, 2026, March 1, 2026, and April 1, 2026. Interest continued to accrue at an annual rate of 7% on the outstanding principal balance following each partial repayment.

On April 2, 2026, the Company and Igor Salindrija entered into Addendum No. 2 to the Igor Salindrija loan agreement. Under the amended terms, the parties acknowledged that the outstanding principal balance as of April 1, 2026 was EUR 900,000 and agreed to extend the repayment period through September 1, 2026 pursuant to a revised repayment schedule. Interest continues to accrue on the outstanding principal at an annual rate of 7%, with all accrued interest payable together with the final principal installment on September 1, 2026. Except as modified by Addendum No. 2, all other terms and conditions of the loan agreement, as previously amended by Addendum No. 1, remain unchanged.

For the six months ended June 30, 2026, the Company paid $1,509,635 to Igor Salindrija against the loan, including the principal amount of $1,481,220, and interest accrued of $28,415. As of June 30, 2026, and December 31, 2025, the principal balance of the loan was $805,798 and $2,350,000, respectively.

Makerplay Entretenimento & Marketing Limitada Facility

On December 1, 2025, the Company entered into a loan agreement with Makerplay Entretenimento & Marketing Limitada (“Makerplay”), under which the Company received a loan in the amount of R$5,500,000 (approximately $1,062,473 as of June 30, 2026). The loan originates from funds contributed by the Lender as part of its investment in Meridian Gaming Brasil SCP (PINBET), where Makerplay acts as the silent partner, and the Company (Meridian Gaming Brasil SPE Ltda) acts as the managing partner. The loan bears interest at the statutory rate in accordance with Article 406 of the Brazilian Civil Code and is repayable in full, together with accrued interest, within five years from the execution date of the agreement. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the loan amounted to $1,062,473 and $999,564, respectively.

Loans from former shareholders of Fair Bet Limited

On January 14, 2026, the Company entered into a Share Purchase Agreement (“SPA”) to acquire Fair Bet Limited. Pursuant to the terms of the SPA, the Company assumed an existing shareholder loan that had been provided to Fair Bet Limited by its former shareholders prior to the acquisition. The SPA provides that Fair Bet Limited is obligated to repay the outstanding shareholder loans to the former shareholders. The outstanding loan balance at the acquisition date was approximately EUR 264,783 and is recognized as a long-term financial liability in the accompanying consolidated financial statements. The liability is measured at amortized cost and is reduced as repayments are made.

For the six months ended June 30, 2026, the Company paid $68,400 to former shareholders against the loan. As of June 30, 2026, and December 31, 2025, the principal balance of the loan was $233,330 and $0, respectively.

As of June 30, 2026, long term liabilities amount to $237,123, which are mainly attributable to the loans from former shareholders of Fair Bet Limited, as discussed above. As of December 31, 2025, long term liabilities amount to $6,590,907, which are attributable to the Unicredit Bank Facility, as discussed above.

Maturities of loans as of June 30, 2026 and December 31, 2025, are as follows:

Loans	As of June 30, 2026	As of December 31, 2025
Within 1 year	$9,978,715	$10,581,035
Within 1-2 Years	237,123	6,590,907
Present value of loan liability	$10,215,838	$17,171,942

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of June 30, 2026, and December 31, 2025, other current liabilities were $1,295,576 and $1,592,958, respectively. The components of other current liabilities are as follows:

Description	As of June 30, 2026	As of December 31, 2025
Staff costs payable	$780,928	$608,859
Other current payables	94,484	141,662
Rent deposits received	2,436	2,513
Customer deposit	417,728	839,924
Total other current liabilities	$1,295,576	$1,592,958

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, and fees.

Other Non-Current Liabilities

As of June 30, 2026, and December 31, 2025, other non-current liabilities were $182,959 and $19,510, respectively. The components of other non-current liabilities are as follows:

	As of June 30, 2026	As of December 31, 2025
Leases payable	$3,320	$3,422
Retirement benefits	85,367	16,088
Deferred tax liabilities	94,272	-
Total other non-current liabilities	$182,959	$19,510

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

The License Agreement was mutually terminated, effective January 1, 2025. As of June 30, 2026 and December 31, 2025, the amount receivable from Articulate was $130,238 and $132,072, respectively.

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

During the six months ended June 30, 2026, and 2025, revenues from Elray were $73,301 and $13,907, respectively. As of June 30, 2026 and December 31, 2025, the amount receivable from Elray was $113,941 and $40,508, respectively.

Top Level doo Serbia and Ino Network

The accounts receivable-related party from Top Level doo Serbia and Ino Network, amounts to $259,754 and $274,873 as of June 30, 2026, and December 31, 2025, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $250,395 and $270,226, separately. MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

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

As of June 30, 2026, and December 31, 2025, 0 and 0 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of June 30, 2026, and December 31, 2025, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of June 30, 2026, and December 31, 2025, 19,998,000 shares of preferred stock remained undesignated.

Common Stock

As of June 30, 2026, and December 31, 2025, 25,000,000 and 25,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 12,669,479 and 12,641,023 shares were issued and outstanding, respectively.

Common Stock Transactions

As of December 31, 2025, the Company had accrued quarterly salary compensation of $429,077 payable to Zoran Milošević, Chief Executive Officer of the MeridianBet Group, representing the equivalent of 21,516 shares of common stock, and $144,077 payable to Snežana Božović, Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group, and a member of the Board of Directors, representing the equivalent of 7,223 shares of common stock, based on the average market price of the Company’s common stock during the applicable quarter. These amounts were expected to be settled through the issuance of shares.

In June 2026, the Company, Zoran Milošević and Snežana Božović, mutually agreed to reduce the number of shares to be issued in settlement of the accrued salary compensation to reflect shares previously issued to each of them upon the vesting of restricted stock units under the Company’s 2023 Equity Incentive Plan. Accordingly, the number of shares to be issued in settlement of the accrued salary compensation was reduced by 12,500 shares for Zoran Milošević and 3,125 shares for Snežana Božović. Following this adjustment, the remaining accrued salary compensation expected to be settled in shares was $179,799 for Zoran Milošević and $81,743 for Snežana Božović, which is payable in shares of common stock at the option of the Company.

2018 Equity Incentive Plan

The following table represents the stock option activity for the six months ended June 30, 2026:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2025	23,333	$24.84
Options expired	(15,000)	20.88
Options exercised	-	-
Options Outstanding as of June 30, 2026	8,333	$32.04
Options Exercisable as of June 30, 2026	8,333	$32.04

The total compensation cost related to stock options granted was $0 and $118,741, for the six months ended June 30, 2026 and 2025, respectively.

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

The following table represents Restricted Stock Unit (RSU) activity under the 2022 Plan for the six months ended June 30, 2026:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2025	43,230
RSUs granted	-
RSUs forfeited	(583)
RSUs vested and settled in shares of common stock	-
RSUs Outstanding as of June 30, 2026	42,647

2023 Equity Incentive Plan (the “2023 Plan”)

The 2023 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) restricted stock units, (v) stock awards; (vi) shares in performance of services; (vii) other stock-based awards; or (viii) any combination of the foregoing. In making such determinations, the Board of Directors may take into account the nature of the services rendered by such person, his or her present and potential contribution to the Company’s success, and such other factors as the Board of Directors of the Company in its discretion shall deem relevant. Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the aggregate number of shares of common stock which may be issued pursuant to awards under the 2023 Plan is the sum of (i) 416,666 shares, and (ii) an automatic increase on April 1st of each year for a period of nine years commencing on April 1, 2024 and ending on (and including) April 1, 2033, in an amount equal to the lesser of (A) five percent (5%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year (the “Evergreen Measurement Date”); and (B) 416,666 shares of common stock; provided, however, that the Board may act prior to April 1st of a given year to provide that the increase for such year will be a lesser number of shares of common stock. Notwithstanding the foregoing, no more than a total of 4,166,666 shares of common stock (or awards) may be issued or granted under the 2023 Plan in aggregate, and no more than 4,166,666 shares of common stock may be issued pursuant to the exercise of Incentive Stock Options. On April 1, 2024, the number of shares eligible for issuance under the 2023 Plan increased automatically by 150,678 shares; on April 1, 2025, the number of shares eligible for issuance under the 2023 Plan increased by 302,666 shares (the Board of Directors took action prior to April 1, 2025, to limit the automatic increase under the 2023 Plan, which would have increased by 416,666 shares, to 302,666 shares, to take into account a total of 114,000 of awards made under the 2022 Plan, after the adoption of the 2023 Plan); and on April 1, 2026, the number of shares eligible for issuance under the 2023 Plan increased by 416,666 shares.

The following table represents the RSUs activity under the 2023 Plan for the six months ended June 30, 2026:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2025	64,167
RSUs granted	-
RSUs forfeited	(28,563)
RSUs vested	(30,604)
RSUs Outstanding as of June 30, 2026	5,000

The total compensation cost related to RSUs was $462,377 and $1,779,402 for the six months ended June 30, 2026 and 2025, respectively.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the three months ended
	June 30, 2026
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	$35,825,281	$3,570,443	$10,798,275	$50,193,999
Cost of revenue	(12,324,962)	(2,373,410)	(8,640,707)	(23,339,079)
Segment gross profit	23,500,319	1,197,033	2,157,568	26,854,920

Less:
Selling, general and administrative expenses	4,515,483	440,059	482,793	5,438,335
Salaries and wages	6,166,486	386,356	318,872	6,871,714
Professional fees	634,962	26,199	24,542	685,703
Marketing expenses	4,171,692	293,877	1,405,242	5,870,811
Rents and utilities	1,801,284	43,400	40,541	1,885,225
Bad debt expense	94,596	887	-	95,483
Segment income/(loss) from operations	6,115,816	6,255	(114,422)	6,007,649

Less:
Holding company expenses				948,457
Stock-based compensation expenses				(97,292)
Depreciation expenses				1,185,050
Amortization expenses				1,531,499
Total income from operations				$2,439,935

	For the six months ended
	June 30, 2026
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	$70,688,312	$6,703,735	$22,905,822	$100,297,869
Cost of revenue	(23,041,265)	(4,444,334)	(17,813,110)	(45,298,709)
Segment gross profit	47,647,047	2,259,401	5,092,712	54,999,160

Less:
Selling, general and administrative expenses	8,811,006	1,002,392	1,028,522	10,841,920
Salaries and wages	12,112,408	811,762	655,207	13,579,377
Professional fees	1,228,841	63,510	50,442	1,342,793
Marketing expenses	8,676,618	552,831	3,033,815	12,263,264
Rents and utilities	3,957,971	86,048	83,462	4,127,481
Bad debt expense	110,359	87,300	-	197,659
Segment income/(loss) from operations	12,749,844	(344,442)	241,264	12,646,666

Less:
Holding company expenses				1,721,163
Stock-based compensation expenses				150,765
Depreciation expenses				2,621,005
Amortization expenses				2,556,674
Total income from operations				$5,597,059

Total revenues by geographic region are as follows:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
UK	$8,698,615	$8,376,630	$18,647,218	$17,227,980
Europe (UK-Excl.)	28,773,100	24,107,757	56,450,592	46,981,218
Central and South America	2,459,024	2,235,236	5,256,589	4,121,450
Asia Pacific (Australia Excl.)	2,886,936	3,249,355	5,327,835	6,390,922
Australia	2,099,660	1,881,295	4,258,604	4,334,642
Africa	5,276,664	3,395,095	10,357,031	6,912,209
Total	$50,193,999	$43,245,368	$100,297,869	$85,968,421

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 –EFFECTIVE TAX RATE

We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was 24.21% and -4.02% for the six months ended June 30, 2026 and 2025, respectively. In addition, our effective tax rate was 24.10% and -15.13% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the six months ended June 30, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in two related court actions. They were also engaged in another two court actions (one from each side) in which they were seeking the liquidation of Fair Champions. These liquidation applications were closed without damages. The former proceedings are pending in the District Court of Limassol, Cyprus, being 1) Case No. 1080/2017, filed on 08/05/2017; and 2) Case No. 418/2017, filed on February 17, 2017. In the first action, the minority shareholders asserted derivative claims on behalf of Fair Champions. In the second action, Meridian Serbia sued certain minority shareholders for misrepresentations made at the time of the Company’s acquisition of its majority interest in Fair Champions. MeridianBet Group is seeking reimbursement of the EUR 4,500,000 purchase price it paid for that interest, together with interest and costs. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company’s favor, and as such, a reserve has not been accrued.

Meridian Malta is carrying out a dispute with the Greek tax authorities (acting through the Audit Centre for Large Enterprises), before the competent Greek Courts. The MeridianBet Group has conducted business remotely (i.e., via internet) in Greece through Meridian Malta. Meridian Malta—like two dozen other remote betting entities—is locked in a tax dispute with the Greek tax authorities relating to tax years 2012 through 2014. The Greek authorities issued initial assessments, which Meridian Malta then appealed. The bases of the appeals included arguments that (i) Greece unlawfully assessed Meridian Malta’s tax liability; and (ii) Meridian Malta paid taxes on its Greek revenues in Malta, so it is exempt from further taxes under the two countries’ double taxation treaty. The appeals are at various stages of adjudication. These actions, instituted in December 2018 and April 2019, are pending in the Administrative Court of Appeal of Athens and the Supreme Court of Greece, respectively. The action relating to tax year 2012, pending before the Administrative Court of Appeal of Athens, has been resolved in the Company’s favor: by Decision No. 2957/2025 the Court rejected the appeal of the Tax Office, no cassation was filed before the Supreme Court within the statutory deadline, which has now expired, and the Company has obtained the relevant court certificate confirming that the case is final. The Company is vigorously defending the remaining dispute and believes that it will be resolved in the Company’s favor, but out of prudence, the Company has accrued a tax expense of $1,468,472 for the said dispute.

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

The Company is involved in various labor and tax-related disputes in the ordinary course of business. These matters include, but are not limited to, employee claims, wage and hour disputes, and tax assessments by regulatory authorities. The majority of disputes relate to labor disputes with former employees of the MeridianBet Group, which represents more than 90% of the total number of disputes. While the outcomes of such matters are inherently uncertain, based on current information and management’s assessment, none of these disputes are expected to have a material impact on the Company’s financial position, results of operations, or cash flows. The Company continues to monitor these matters and will update its disclosures as necessary should any material developments arise.

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

Promissory Notes

The Notes in the aggregate amount of $15,000,000 accrue interest at seven percent (7%) per annum (twelve percent (12%) upon the occurrence of an event of default); with monthly interest payments of all accrued interest due on the first day of each calendar month until the maturity date of such Notes; and provide for all outstanding principal and unpaid interest due and payable in full 24 months after the closing date (i.e., April 9, 2026). If we fail to make any payment of principal, interest or other amount due under the Notes within three business days of the date due and payable, we agreed to pay the holder of the Note a late charge equal to 8% of the amount of such payment which was not paid.

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

October 2024Debt Conversion Agreement

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

Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On, and effective on, April 9, 2025, we and the Meridian Sellers entered into a Sixth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital (the “Sixth Amendment”), which amended the MeridianBet Purchase Agreement to (a) confirm that $179,540 of the Non-Contingent Post-Closing Cash Consideration had already been paid by the Company subsequent to the Closing Date and prior to April 9, 2025; (b) provide that a total of: (i) $9,445,460 of Non-Contingent Post-Closing Cash Consideration owed to Milovanović (i.e., the entire remaining amount of the Non-Contingent Post-Closing Cash Consideration owed to Milovanović) would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milovanović on or around April 9, 2025 (the “First Post-Closing Cash Conversion Agreement”), and (ii) provide that $100,000 owed to Milošević and $25,000 owed to Božović would be converted into common stock of the Company, pursuant to a separate Post-Closing Cash Consideration Conversion Agreement entered into between the Company and Milošević and Božović on or around April 9, 2025 (the “Second Post-Closing Cash Conversion Agreement”, and together with the First Post-Closing Cash Conversion Agreement, the “Post-Closing Cash Conversion Agreements”); and (c) provide that the remaining unpaid amount of the Non-Contingent Post-Closing Cash Consideration owed to Milošević ($150,000) and Božović ($100,000) would be due and payable by the Company on or before October 9, 2025, provided that each such party has confirmed that they will extend the repayment dates and will not require repayment until such time as the Company has sufficient financial resources to do so.

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

Also on August 21, 2025, the Company entered into a Post-Closing Cash Conversion Agreement with Milovanović, Milošević, and Božović.

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

NOTE 23 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date these consolidated financial statements were issued and concluded that there were no subsequent events requiring recognition or disclosure.

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

Our Business

We (i) operate online sports betting, online casino, and gaming operations in more than 20 jurisdictions across Europe, Africa and Central and South America, (ii) are an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offer pay-to-enter prize competitions in the United Kingdom (UK) and lead trade promotions in Australia, providing members with free prizes.

Online Sports Betting, Online Casino, And Gaming Operations

We are a well-established brand and operator in the sports betting and gaming industry, spanning across over 20 markets in Europe, Central and South America, and Africa. We employ approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, slot machines, and virtual games. Of those 700 shops, approximately 260 are owned by our subsidiaries and approximately 440 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, our online casino revenue has grown significantly over the past several years.

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

We offer a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. We offer a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. We also own our own casino development studio, which has thus far produced 95 proprietary titles, which are available online, where regulatory approval is granted, catering to customers on our proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

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

Cash Requirements, Liquidity and Capital Resources

We had $17,318,751 cash on hand and a working capital deficit of $24,909,577 as of June 30, 2026. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $16.9 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, subject to potential limitations on such sales pursuant to the “baby shelf” Form S-3 rules, which prevent us from selling more than 1/3rd of our float every 12 months.

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1.	Unicredit Bank Facility;
2.	Igor Salindrija Facility;
3.	Makerplay Entretenimento & Marketing Limitada Facility; and
4.	Loans from former shareholders of Fair Bet Limited.

The outstanding balances of these debt facilities as of June 30, 2026 and December 31, 2025 are presented below:

	As of June 30,	As of December 31,
Description	2026	2025
Unicredit Bank Facility	$8,362,676	$13,327,795
Hipotekarna Bank Facility	$-	$307,496
Igor Salindrija Facility	$805,798	$2,350,000
Makerplay Entretenimento & Marketing Limitada Facility	$1,062,473	$999,564
Loans from former shareholders of Fair Bet Limited	$233,330	$-

See “Note 15 – Short-Term and Long-Term Loans” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on these debts.

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “Note 22 – MeridianBet Group Purchase Agreement”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the MeridianBet Acquisition:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Meridian Holdings Inc. Shares	Cash Consideration Balance as of June 30, 2026
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	1,709,642	3,290,358	-
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	329,540	9,630,460	40,000
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	609,328	8,700,000	690,672
Promissory Note Consideration	15,000,000	-	-	15,000,000
Consideration paid	$70,000,000	$26,146,919	$28,122,409	$15,730,672

The Company has received confirmation from the former owners of MeridianBet Group that they will extend the repayment dates and will not require repayment until such time as the Company has sufficient financial resources to do so.

Liquidity and capital resources

Description	As of June 30, 2026	As of December 31, 2025
Cash and cash equivalents	$17,318,751	$18,078,300
Working capital (deficit)	$(24,909,577)	$(24,128,745)
Shareholders’ equity	$51,244,879	$48,338,626

The Company had $17,318,751 of cash on hand at June 30, 2026 and total assets of $115,125,515 ($35,209,391 of which were current assets) and a working capital deficit of $24,909,577 as of June 30, 2026. The working capital deficit was mainly due to $9,978,715 of current portion of long-term loans included in current liabilities, as well as $15,730,672 of current consideration payable to the Meridian Sellers. Included in total assets at June 30, 2026 was $8,846,513 of goodwill and $25,698,550 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

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

The decrease in cash of $759,549 between June 30, 2026, and December 31, 2025, was mainly due to the repayment of debt and cash used in investing activities, offset by cash provided by operating activities.

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

See “Note 15 – Short-Term and Long-Term Loans” in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, for more details on the Company’s debts and lending facilities.

Cash flows

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$12,954,795	$10,117,167
Cash used in investing activities	$(4,182,414)	$(11,903,508)
Cash used in financing activities	$(7,932,294)	$(14,301,175)

Cash flows from operating activities include net income adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the six months ended June 30, 2026, mainly include stock-based compensation, amortization expenses on intangible assets, depreciation on property plant and equipment and non-cash interest expense related to debt discount amortization.

The Company generated cash from operating activities of $12,954,795 during the six months ended June 30, 2026, due primarily to $4,130,027 of net income, a $3,293,938 increase in accounts payable, $2,556,674 of amortization expenses relating to intangible assets, and $2,621,005 of depreciation expenses.

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

 During the six months ended June 30, 2026, cash used in investing activities was $4,182,414, which was primarily due to $517,579 paid to acquire subsidiaries, $2,173,430 spent on intangible assets, and $1,022,405 spent on property, plant and equipment.

During the six months ended June 30, 2025, cash used in investing activities was $11,903,508, which was primarily due to $1,610,343 of consideration paid to the former owners of MeridianBet Group in connection with the Meridian Purchase, $715,650 of consideration paid to acquire subsidiaries, $5,976,880 spent on intangible assets, and $3,574,317 spent on property, plant and equipment.

During the six months ended June 30, 2026, cash used in financing activities was $7,932,294, which was primarily due to repayments on debt of $6,621,291 and a repayment of lease of $1,309,888.

During the six months ended June 30, 2025, cash used in financing activities totaled $14,301,175. This was primarily driven by debt repayments of $15,060,133 and lease repayments of $1,093,927, partially offset by $1,172,000 in loan proceeds, attributable to short-term credit line agreement in the amount of EUR 1,000,000 (approximately $1,172,000) from UniCredit Bank, and $632,813 in net proceeds after commissions, from the sale of common stock under the Distribution Agreement as part of at-the-market sales.

The Company had a net decrease in cash of $759,549 for the six months ended June 30, 2026, which is mainly due to repayment of debt, cash used in investing activities, offset by cash provided by operating activities.

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

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our Company’s performance and determine whether certain restricted stock units and cash bonuses will vest as of the end of December 31, 2025. EBITDA means net loss before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, unrealized foreign exchange gain or loss, severance costs related to the termination of executive officers and directors, and restructuring costs which include charges or expenses attributable to acquisition related costs. EBITDA and Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Six Months Period Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$1,961,870	$(3,731,891)	$4,130,027	$(3,990,108)
+ Interest expense	300,185	1,481,669	653,911	2,953,029
- Interest income	(35,133)	(16,884)	(41,132)	(60,820)
+ Taxes	623,120	490,377	1,319,254	154,324
+ Depreciation	1,185,050	1,344,024	2,621,005	2,780,271
+ Amortization	1,531,499	2,465,380	2,556,674	4,618,020
EBITDA	$5,566,591	$2,032,675	$11,239,739	$6,454,716
+ Stock-based compensation	(97,292)	1,416,314	150,765	2,456,639
+ Restructuring costs	-	-	-	149,934
- Unrealized foreign exchange gain or (loss)	163,174	693,217	531,348	75,304
+ Severance costs	288,741	-	288,741	-
Adjusted EBITDA	$5,921,214	$4,142,206	$12,210,593	$9,136,593

Results of Operations

Three months ended June 30, 2026, compared to the three months ended June 30, 2025.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods.

	Three Months Ended June 30,
	2026	2025	$Change	%Change
Revenue	$50,193,999	$43,245,368	$6,948,631	16%
Cost of goods sold (COGS)	23,339,079	18,868,349	4,470,730	24%
Gross profit	26,854,920	24,377,019	2,477,901	10%
General and administrative expenses	24,414,985	26,681,869	(2,266,884)	-8%
Income (loss) from operations	2,439,935	(2,304,850)	4,744,785	-
Interest expense	300,185	1,481,669	(1,181,484)	-80%
Interest earned	35,133	16,884	18,249	108%
Foreign exchange gain (loss)	(162,075)	(63,455)	(98,620)	155%
Other income	572,182	591,576	(19,394)	-3%
Provision for income taxes	623,120	490,377	132,743	27%
Net income (loss)	1,961,870	(3,731,891)	5,693,761	-
Net loss attributable to noncontrolling interest	(203,180)	(147,546)	(55,634)	38%
Net income (loss) attributable to MRDN	$2,165,050	$(3,584,345)	$5,749,395	-

Revenue. Revenue increased by $6,948,631, or 16%, to $50,193,999 for the three months ended June 30, 2026, from $43,245,368 for the three months ended June 30, 2025. Revenues from online casino from MeridianBet Group increased by $1,765,415, or 14%, to $14,489,125 for the three months ended June 30, 2026, from $12,723,710 for the three months ended June 30, 2025, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of 10+ new providers (some of which are AIR Dice, Push Gaming, and EGT Digital), launching of the new game “Gates of Olympia” from the Company’s studio Expanse, which became a top 3 most popular game in the first quarter of 2026, and revenues from online sports betting which increased by $3,254,645, or 33%, to $13,125,159 for the three months ended June 30, 2026, from $9,870,514 for the three months ended June 30, 2025, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – at the end of 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout –settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, an increase in live streams, especially for tennis and optimizing the loyalty program for our online players. While the platform was launched at the end of 2024, its full operational and commercial impact was realized during 2026, contributing to higher revenues in 2026 compared with 2025. Revenues from retail sports betting and retail casino increased by $1,568,432, or 27%, to $7,375,033 for the three months ended June 30, 2026, from $5,806,601 for the three months ended June 30, 2025, mainly due to continued network expansion and a new betshop concept that adapts each location to its local market. During the 12 months period from July 1, 2025 to June 30, 2026, we expanded our slot capacity by adding over 100 machines, representing approximately 10% growth of the total installed base. Additionally, we opened 10+ new locations, completed renovations and adaptations across 50 betshops, and relocated underperforming betshops to more optimal positions. We also introduced a new loyalty application and deployed additional operational systems that enhanced customer engagement and internal efficiency. Alongside these investments, we implemented a comprehensive field reorganization aimed at improving operational efficiency and service quality, resulting in a stronger and more optimized retail network.

COGS. Costs of goods (COGS) sold increased by $4,470,730, or 24%, to $23,339,079 for the three months ended June 30, 2026, from $18,868,349 for the three months ended June 30, 2025. MeridianBet Group COGS from online casino, online sports betting, retail casino, retail sports betting, bars and franchise fees increased by $3,820,679 in total, or 45%, to $12,324,962 for the three months ended June 30, 2026, from $8,504,283 for the three months ended June 30, 2025, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $2,477,901, or 10%, to $26,854,920 for the three months ended June 30, 2026, from $24,377,019 for the three months ended June 30, 2025. MeridianBet Group gross profit from online casinos increased by $463,955 or 5%; gross profit from online sports betting increased by $1,593,716, or 23%, and gross profit from retail sports betting and retail casino increased by $710,959 or 17% for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in gross profits was due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses decreased by $2,266,884, or 8%, to $24,414,985 for the three months ended June 30, 2026, from $26,681,869 for the three months ended June 30, 2025. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities, as discussed below.

Stock-based compensation (within G&A) for the three months ended June 30, 2026, was negative $(97,292), compared to $1,327,711 for the three months ended June 30, 2025, representing a $1,425,003 decrease from the prior period. The decrease was primarily attributable to fewer RSUs granted to the Company’s employees and directors, fewer shares issued for services during the period, and the reversal of previously accrued stock-based quarterly salary compensation for the Company’s executives. The reversal resulted from an agreement entered into in June 2026 with certain executives to reduce the number of shares to be issued in settlement of accrued salary compensation, reflecting shares that had previously been issued upon the vesting of restricted stock units under the Company’s 2023 Equity Incentive Plan.

Amortization expenses for the three months ended June 30, 2026, were $1,531,499, compared to $2,465,380 for the three months ended June 30, 2025, a $933,881, or 38% decrease from the prior period. The decrease was primarily attributable to the impairment of intangible assets recognized in the prior year, which reduced the amortizable asset base.

Salaries and wages for the three months ended June 30, 2026, were $7,188,363, compared to $6,841,937 for the three months ended June 30, 2025, a $346,426 or 5% increase from the prior period, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended June 30, 2026, were $1,097,191, compared to $1,155,410 for the three months ended June 30, 2025, a $58,219 or 5% decrease from the prior period. The decrease was primarily attributable to lower legal and advisory fees due to fewer acquisition, financing, and other corporate transaction activities during the current period.

Marketing expenses for the three months ended June 30, 2026, were $5,870,811, compared to $6,705,582 for the three months ended June 30, 2025, an $834,771 or 12% decrease from the prior period, which was primarily driven by the optimization of marketing costs, which mainly consisted of shifting toward more efficient and cost-effective marketing channels and campaigns.

Rents and utilities for the three months ended June 30, 2026, were $1,885,225, compared to $1,766,242 for the three months ended June 30, 2025, a $118,983 or 7% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense decreased by $1,181,484, or 80%, to $300,185 for the three months ended June 30, 2026, from $1,481,669 for the three months ended June 30, 2025. The decrease primarily reflects the repayment of an October 2024 Secured Convertible Note in early April 2025, resulting in no interest accruals for the October 2024 Secured Convertible Note during the current quarter. In addition, the Company continued to repay the outstanding balances of its other loans, which further reduced interest expense during the period.

Interest earned. Interest earned increased by $18,249, to $35,133 for the three months ended June 30, 2026, from $16,884 for the three months ended June 30, 2025. The increase was mainly due to interest income from Eurobonds.

Foreign exchange loss. Foreign exchange loss increased by $98,620, to $162,075 for the three months ended June 30, 2026, compared to $63,455 for the three months ended June 30, 2025. The increase in loss was primarily driven by volatility and unfavorable fluctuations in the EUR/RSD/USD exchange rates, which impacted the remeasurement of the Company’s monetary assets and liabilities denominated in euros and Serbian dinars. Volatility in the euro and Serbian dinar against the U.S. dollar, as well as across other currencies used by the Group, including differences between average and period-end exchange rates, resulted in higher unrealized foreign exchange losses.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company’s core activity. For the three months ended June 30, 2026, and 2025, other income amounted to $572,182 and $591,576, respectively.

Provision for income taxes. We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was 24.21% and -4.02% for the six months ended June 30, 2026 and 2025, respectively. In addition, our effective tax rate was 24.10% and -15.13% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the six months ended June 30, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest in the acquired entity is measured at the proportionate share of each acquired entity, and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended June 30, 2026, and 2025, net loss attributable to noncontrolling interest amounted to $203,180 and $147,546, respectively. The increase in loss was primarily driven by higher net losses generated by these entities during the three months ended June 30, 2026.

Net income (loss) attributable to MRDN. Net income attributable to MRDN increased by $5,749,395 to $2,165,050 for the three months ended June 30, 2026, from a net loss of $(3,584,345) for the three months ended June 30, 2025. The increase was mainly due to higher revenues, gross profits as well as lower costs as discussed above.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods.

	Six Months Ended June 30,
	2026	2025	$Change	%Change
Revenue	$100,297,869	$85,968,421	$14,329,448	17%
Cost of goods sold (COGS)	45,298,709	37,395,441	7,903,268	21%
Gross profit	54,999,160	48,572,980	6,426,180	13%
General and administrative expenses	49,402,101	50,983,847	(1,581,746)	-3%
Income (loss) from operations	5,597,059	(2,410,867)	8,007,926	-
Interest expense	653,911	2,953,029	(2,299,118)	-78%
Interest earned	41,132	60,820	(19,688)	-32%
Foreign exchange gain (loss)	(574,269)	370,213	(944,482)	-
Other income	1,039,270	1,097,079	(57,809)	-5%
Provision for income taxes	1,319,254	154,324	1,164,930	755%
Net income (loss)	4,130,027	(3,990,108)	8,120,135	-
Net loss attributable to noncontrolling interest	(295,818)	(174,155)	(121,663)	70%
Net income (loss) attributable to MRDN	$4,425,845	$(3,815,953)	$8,241,798	-

Revenue. Revenue increased by $14,329,448, or 17%, to $100,297,869 for the six months ended June 30, 2026, from $85,968,421 for the six months ended June 30, 2025. Revenues from online casino from MeridianBet Group increased by $5,622,255, or 23%, to $29,741,393 for the six months ended June 30, 2026, from $24,119,139 for the six months ended June 30, 2025, mainly due to the increase in the offer of online casino games from different providers to 2,500+, the integration of 10+ new providers (some of which are AIR Dice, Push Gaming, and EGT Digital), launching of the new game “Gates of Olympia” from the Company’s studio Expanse, which became a top 3 most popular game in the first quarter of 2026, and revenues from online sports betting which increased by $5,107,733, or 26%, to $24,829,582 for the six months ended June 30, 2026, from $19,721,849 for the six months ended June 30, 2025, mainly due to the launch of our fifth-generation sports betting and online casino platform – ATLAS – at the end of 2024, which includes three key new features, such as: Bet Boost – enhanced odds on selected bets, Auto Cashout – automatic cashout based on predefined conditions, and Early Payout –settlement of bets before the final result, as well as a complete redesign of the entire sports webpage, improvements to the live betting offered through the Watch & Bet feature, an increase in live streams, especially for tennis and optimizing the loyalty program for our online players. While the platform was launched at the end of 2024, its full operational and commercial impact was realized during 2026, contributing to higher revenues in 2026 compared with 2025. Revenues from retail sports betting and retail casino increased by $2,859,766, or 25%, to $14,342,419 for the three months ended June 30, 2026, from $11,482,653 for the three months ended June 30, 2025, mainly due to continued network expansion and a new betshop concept that adapts each location to its local market. During the 12 months period from July 1, 2025 to June 30, 2026, we expanded our slot capacity by adding over 100 machines, representing approximately 10% growth of the total installed base. Additionally, we opened 10+ new locations, completed renovations and adaptations across 50 betshops, and relocated underperforming betshops to more optimal positions. We also introduced a new loyalty application and deployed additional operational systems that enhanced customer engagement and internal efficiency. Alongside these investments, we implemented a comprehensive field reorganization aimed at improving operational efficiency and service quality, resulting in a stronger and more optimized retail network.

COGS. Costs of goods (COGS) sold increased by $7,903,268, or 21%, to $45,298,709 for the six months ended June 30, 2026, from $37,395,441 for the six months ended June 30, 2025. MeridianBet Group COGS from online casino, online sports betting, retail casino, retail sports betting, bars and franchise fees increased by $6,670,939, or 41%, to $23,041,265 for the six months ended June 30, 2026, from $16,370,326 for the six months ended June 30, 2025, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $6,426,180, or 13%, to $54,999,160 for the six months ended June 30, 2026, from $48,572,980 for the six months ended June 30, 2025. MeridianBet Group gross profit from online casinos increased by $2,841,838 or 17%; gross profit from online sports betting increased by $2,664,101, or 19%, and gross profit from retail sports betting and retail casino increased by $1,476,246 or 18% for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in gross profits was due to the increase in the revenues as discussed above.

General and administrative expenses (G&A). General and administrative expenses decreased by $1,581,746, or 3%, to $49,402,101 for the six months ended June 30, 2026, from $50,983,847 for the six months ended June 30, 2025. General and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, rents and utilities, as discussed below.

Stock-based compensation (within G&A) for the six months ended June 30, 2026, was $150,765, compared to $2,368,036 for the six months ended June 30, 2025, representing a $2,217,271 decrease from the prior period. The decrease was primarily attributable to fewer RSUs granted to the Company’s employees and directors, fewer shares issued for services during the period, and the reversal of previously accrued stock-based quarterly salary compensation for the Company’s executives. The reversal resulted from an agreement entered into in June 2026 with certain executives to reduce the number of shares to be issued in settlement of accrued salary compensation, reflecting shares that had previously been issued upon the vesting of restricted stock units under the Company’s 2023 Equity Incentive Plan.

Amortization expenses for the six months ended June 30, 2026, were $2,556,674, compared to $4,618,020 for the six months ended June 30, 2025, a $2,061,346, or 45% decrease from the prior period. The decrease was primarily attributable to the impairment of intangible assets recognized in the prior year, which reduced the amortizable asset base.

Salaries and wages for the six months ended June 30, 2026, were $14,276,592, compared to $13,132,804 for the six months ended June 30, 2025, a $1,143,788 or 9% increase from the prior period, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the six months ended June 30, 2026, were $1,998,683, compared to $2,075,650 for the six months ended June 30, 2025, a $76,967 or 4% decrease from the prior period. The decrease was primarily attributable to lower legal and advisory fees due to fewer acquisition, financing, and other corporate transaction activities during the current period.

Marketing expenses for the six months ended June 30, 2026, were $12,263,264, compared to $12,751,378 for the six months ended June 30, 2025, a $488,114 or 4% decrease from the prior period, which was primarily driven by the optimization of marketing costs, which mainly consisted of shifting toward more efficient and cost-effective marketing channels and campaigns.

Rents and utilities for the six months ended June 30, 2026, were $4,127,481, compared to $3,509,304 for the six months ended June 30, 2025, a $618,177 or 18% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Interest expense. Interest expense decreased by $2,299,118, or 78%, to $653,911 for the six months ended June 30, 2026, from $2,953,029 for the six months ended June 30, 2025. The decrease primarily reflects the repayment of an October 2024 Secured Convertible Note in early April 2025, resulting in no interest accruals for the October 2024 Secured Convertible Note during the current year. In addition, the Company continued to repay the outstanding balances of its other loans, which further reduced interest expense during the period.

Interest earned. Interest earned decreased by $19,688, to $41,132 for the six months ended June 30, 2026, from $60,820 for the six months ended June 30, 2025. The decrease was mainly due to the maturity of term deposit agreements with banks during the period. The funds were subsequently reallocated into Eurobonds, which are expected to generate interest income in future periods.

Foreign exchange gain (loss). Foreign exchange results decreased by $944,482, to a loss of $574,269 for the six months ended June 30, 2026, compared to a gain of $370,213 for the six months ended June 30, 2025. The decrease was primarily driven by volatility and unfavorable fluctuations in the EUR/RSD/USD exchange rates, which impacted the remeasurement of the Company’s monetary assets and liabilities denominated in euros and Serbian dinars. Volatility in the euro and Serbian dinar against the U.S. dollar, as well as across other currencies used by the Group, including differences between average and period-end exchange rates, resulted in higher unrealized foreign exchange losses.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company’s core activity. For the six months ended June 30, 2026, and 2025, other income amounted to $1,039,270 and $1,097,079, respectively.

Provision for income taxes. We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was 24.21% and -4.02% for the six months ended June 30, 2026 and 2025, respectively. In addition, our effective tax rate was 24.10% and -15.13% for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the six months ended June 30, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest in the acquired entity is measured at the proportionate share of each acquired entity, and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the six months ended June 30, 2026, and 2025, net loss attributable to noncontrolling interest amounted to $295,818 and $174,155, respectively. The increase in loss was primarily driven by higher net losses generated by these entities during the six months ended June 30, 2026.

Net income (loss) attributable to MRDN. Net income attributable to MRDN increased by $8,241,798 to $4,425,845 for the six months ended June 30, 2026, from a net loss of $3,815,953 for the six months ended June 30, 2025. The increase was mainly due to higher revenues, gross profits as well as lower costs as discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026, are those that depend most heavily on these judgments and estimates. As of June 30, 2026, there had been no material changes to any of the critical accounting policies contained therein. “Note 1 – Basis of Presentation and Accounting Policies,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and realized foreign currency translation adjustments are recognized in other income in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Financial Officer (principal financial/accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026 (the “Form 10-K”), under the heading “Risk Factors”, except as discussed below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K, under “Risk Factors” and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial conditions and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Failures, disruptions, defects or errors in our internally developed software and technology infrastructure could harm our business, reputation and results of operations.

Our online casino and sports wagering platforms depend on the continuous, reliable operation of complex, internally developed and proprietary software, as well as the underlying technology infrastructure, including servers, databases, cloud hosting environments, networks, and related systems, that together support real-time wagering, account management, payment processing, and responsible gaming controls. This software and infrastructure may contain undetected errors, bugs, or design defects, particularly as we update existing platforms, deploy new features, integrate acquired technology, or scale to accommodate increased user volume or new jurisdictions. Any such defects, or any failure, outage, or degradation in performance of our systems, whether caused by software errors, hardware failures, capacity constraints, power outages, natural disasters, human error, or other causes, could result in incorrect bet settlement, erroneous odds or payouts, inability of customers to place or settle wagers, or extended service interruptions, particularly during high-traffic periods such as major sporting events. Any of the foregoing could result in customer dissatisfaction and attrition, negative publicity, regulatory scrutiny or enforcement action, litigation, financial losses (including losses arising from mispriced or mis-settled wagers), and harm to our brand and competitive position, any of which could materially and adversely affect our business, financial condition, and results of operations.

We rely on third-party systems, platform providers, and content providers to operate our business, and any failure, disruption, or deterioration in these relationships or systems could materially harm our operations.

We depend on a variety of third parties to operate our online casino and sports betting products, including third-party gaming platform and content providers, payment processors and banking partners, cloud hosting and content-delivery providers, geolocation and identity-verification vendors, and other technology and service providers. We do not fully control the operation, security, or reliability of these third-party systems. If any of these providers experiences an outage, service degradation, security breach, financial distress, insolvency, or termination of its relationship with us, or if we are unable to renew agreements with key providers on commercially reasonable terms (or at all), we may be unable to offer affected games or services, may experience delayed or interrupted service to our customers, and may be required to transition to alternative providers on short notice, which could be costly, time-consuming, and disruptive. Certain of our third-party providers may also be single points of failure for particular products or markets, increasing our exposure to any disruption of their systems. Any of these events could result in loss of customers and revenue, reputational harm, and regulatory consequences, and could materially and adversely affect our business and results of operations.

We depend on external data feeds, including sports event and odds data, and any inaccuracy, delay, or interruption in this data could result in improper bet settlement, financial losses, and regulatory exposure.

Our sports wagering operations depend on data feeds licensed from third-party data providers for real-time sports scores, statistics, event outcomes, and in certain situations, pricing/odds information, which we use to offer markets, price wagers, and settle bets. We also rely on external data and content feeds to support certain online casino products. If these data feeds are delayed, interrupted, inaccurate, incomplete, or manipulated (whether due to technical failure, provider error, loss of a data licensing relationship, or other causes), we may be unable to offer or may be forced to suspend certain betting markets, may settle wagers incorrectly, or may be exposed to arbitrage or advantage betting by customers exploiting stale or erroneous data. Errors in official event data can also lead to disputes with customers over bet settlement, potential financial liability, negative publicity, and regulatory inquiries or sanctions in jurisdictions that impose specific integrity or data-accuracy requirements on licensed operators. Any loss of access to reliable, timely sports data, or a material increase in the cost of licensing such data, could impair our ability to compete effectively and could materially and adversely affect our business and results of operations.

Cybersecurity incidents, hacking, or other technology-related attacks against us or our third-party providers could disrupt our operations, compromise sensitive data, and expose us to significant liability and reputational harm.

Our business involves the collection, storage, and processing of large volumes of sensitive customer information, including personal, financial, and payment data, as well as proprietary business and wagering data. Our systems, and the systems of the third parties on which we rely, are targets for cyberattacks, including hacking, ransomware, denial-of-service attacks, phishing and social engineering, credential-stuffing and account takeover attempts, malware, and other efforts by increasingly sophisticated bad actors, including organized groups seeking to defraud our platform or manipulate wagering outcomes. Despite our investment in security controls, we may not be able to anticipate, detect, or prevent all such attempts, and a successful cybersecurity incident could result in unauthorized access to or disclosure, loss, or misuse of customer or company data; theft of funds; manipulation or corruption of wagering, payout, or account data; extended platform outages; and compromise of the integrity of our games and betting markets. Any such incident could subject us to significant remediation costs, litigation, regulatory investigations and penalties (including under applicable data privacy and gaming laws), loss of gaming licenses in one or more jurisdictions, increased insurance costs, loss of customer trust, and reputational harm, any of which could materially and adversely affect our business, financial condition, and results of operations. In addition, because techniques used to obtain unauthorized access change frequently and are often not recognized until launched against a target, we may be unable to implement adequate preventative measures in time.

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

Our information systems and data, including those we maintain with our third-party service providers, may be subject to cyber security breaches. Computer programmers and hackers may be able to penetrate our network security and misappropriate, copy or pirate our confidential information or that of third parties, create system disruptions or cause interruptions or shutdowns of our internal systems and services. Our website may become subject to denial-of-service attacks, where a website is bombarded with information requests eventually causing the website to overload, resulting in a delay or disruption of service. Computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products or otherwise exploit any security vulnerabilities of our products. There is a growing trend of advanced persistent threats being launched by organized and coordinated groups against corporate networks to breach security for malicious purposes.

The techniques used to obtain unauthorized, improper, or illegal access to our systems, our data or customers' data, disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched. Although we have developed systems and processes designed to protect our data and customer data and to prevent data loss and other security breaches and expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security, as demonstrated by the incident described below.

There has been in the past, and may in the future be, losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences. It is increasingly difficult to differentiate legitimate from illegitimate claims and therefore take reasonable and appropriate action.

The Company's business requires it to use, transmit and store confidential information including, among other things, personally identifiable information ("PII") with respect to the Company's customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information have occurred, including the incident described above, and could occur again, and could materially adversely affect the Company's reputation, financial condition and operating results. The Company's business also requires it to share confidential information with third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures are not always effective, and losses or unauthorized access to or releases of confidential information have occurred and could recur, which could materially adversely affect the Company's reputation, financial condition and operating results.

For example, on May 26, 2026, the Company received a communication from a threat actor claiming to have obtained sensitive customer information by accessing a former employee’s credentials. The threat actor demanded payment from the Company in exchange for not publicly disclosing this information. Following receipt of such communication, the Company could not confirm the details of the threat actor’s allegations. The collective claimed to have information including, in certain cases, unique citizen identification numbers, ID card and passport data, home addresses, and other identifying information.

Upon receipt of that threat actor’s claims, the Company immediately investigated various potential infiltration methods used by the threat actor and confirmed that it was likely that some information was exfiltrated. However, the Company has not been able to quantify the information taken. The Company then considered whether and how to patch its methods to contain, assess and remediate the alleged incident. The Company believes such prophylactic actions have been successful and, since the initiation of its responsive efforts, it has not observed any evidence of new unauthorized activity. Still, the Company’s investigation, monitoring, and related activities are ongoing. The Company is actively engaged with local law enforcement and government partners in connection with the incident described herein. The Company is and will continue implementing further measures to strengthen its security environment and protect its customers. Although the Company has taken remedial measures, the Company cannot guarantee that all effects of the incident have been fully identified, remediated, or mitigated. If this threat actor’s claims were realized, the Company could face lawsuits, purported class actions, regulatory investigations and enforcement actions (and related fines, penalties, consent decrees, or other regulatory obligations), remediation costs, notification costs, reputational harm, loss of customers, contractual and business impacts, insurance premium increases (or loss of coverage), and increased cybersecurity compliance costs. Any of the foregoing consequences, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and reputation, and consequently, the value of the Company’s securities.

The effects of the above may result in a material adverse effect on our operations, cash flow, future prospects, and the value of our securities.

Nevertheless, to the Company’s knowledge, the incident has not resulted in any material disruption to, or impact on, the Company's operations, its financial condition or results of operations.

Additionally, as with all companies, our security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. In addition to the risks relating to general confidential information described above, the Company is also subject to specific obligations relating to payment card data. Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2026, and from the period from July 1, 2026 to the filing date of this Report, which have not previously been disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
April 1 –April 30, 2026	-	-	-	$2,877,222
May 1 – May 31, 2026	-	-	-	$2,877,222
June 1 - June 30, 2026	-	-	-	$2,877,222
Total	-	-	-	$2,877,222

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) Form 8-K Information.

Item 1.01 Entry into a Material Definitive Agreement.

On April 1, 2024, Meridian Malta entered into a long-term loan, in the amount of EUR 2,000,000 (approximately $2,240,000) from Igor Salindrija, for financing working capital and liquidity of the Company. The loan originally had a term of 24 months and was scheduled to mature on April 1, 2026, with interest at an effective annual rate of 7%.

On January 5, 2026, the Company and Igor Salindrija entered into Addendum No. 1 to the loan agreement, which amended the repayment schedule while leaving all other terms and conditions unchanged. Under the amended repayment schedule, the outstanding principal was to be repaid in four installments of EUR 500,000 each due on January 5, 2026, February 1, 2026, March 1, 2026, and April 1, 2026. Interest continued to accrue at an annual rate of 7% on the outstanding principal balance following each partial repayment.

On April 2, 2026, the Company and Igor Salindrija entered into Addendum No. 2 to the Igor Salindrija loan agreement. Under the amended terms, the parties acknowledged that the outstanding principal balance as of April 1, 2026 was EUR 900,000 and agreed to extend the repayment period through September 1, 2026 pursuant to a revised repayment schedule. Interest continues to accrue on the outstanding principal at an annual rate of 7%, with all accrued interest payable together with the final principal installment on September 1, 2026. Except as modified by Addendum No. 2, all other terms and conditions of the loan agreement, as previously amended by Addendum No. 1, remain unchanged.

Item 1.05 Material Cybersecurity Incidents.

On May 26, 2026, the Company received a communication from a threat actor claiming to have obtained sensitive customer information by accessing a former employee’s credentials. The threat actor demanded payment from the Company in exchange for not publicly disclosing this information. Following receipt of such communication, the Company could not confirm the details of the threat actor’s allegations. The collective claimed to have information including, in certain cases, unique citizen identification numbers, ID card and passport data, home addresses, and other identifying information.

Upon receipt of that threat actor’s claims, the Company immediately investigated various potential infiltration methods used by the threat actor and confirmed that it was likely that some information was exfiltrated. However, the Company has not been able to quantify the information taken. The Company then considered whether and how to patch its methods to contain, assess and remediate the alleged incident. The Company believes such prophylactic actions have been successful and, since the initiation of its responsive efforts, it has not observed any evidence of new unauthorized activity. Still, the Company’s investigation, monitoring, and related activities are ongoing. The Company is actively engaged with local law enforcement and government partners in connection with the incident described herein. The Company is and will continue implementing further measures to strengthen its security environment and protect its customers. Although the Company has taken remedial measures, the Company cannot guarantee that all effects of the incident have been fully identified, remediated, or mitigated. If this threat actor’s claims were realized, the Company could face lawsuits, purported class actions, regulatory investigations and enforcement actions (and related fines, penalties, consent decrees, or other regulatory obligations), remediation costs, notification costs, reputational harm, loss of customers, contractual and business impacts, insurance premium increases (or loss of coverage), and increased cybersecurity compliance costs. Any of the foregoing consequences, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, results of operations, and reputation, and consequently, the value of the Company’s securities.

Nevertheless, to the Company’s knowledge, the incident has not resulted in any material disruption to, or impact on, the Company's operations, its financial condition or results of operations.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

In June 2026, the Company, Zoran Milošević and Snežana Božović, mutually agreed to reduce the number of shares to be issued in settlement of the accrued salary compensation to reflect shares previously issued to each of them upon the vesting of restricted stock units under the Company’s 2023 Equity Incentive Plan. Accordingly, the number of shares to be issued in settlement of the accrued salary compensation was reduced by 12,500 shares for Zoran Milošević and 3,125 shares for Snežana Božović. Following this adjustment, the remaining accrued salary compensation expected to be settled in shares was $179,799 for Zoran Milošević and $81,743 for Snežana Božović, which is payable in shares of common stock at the option of the Company.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
3.1	Articles of Incorporation Since Formation and through April 2020		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.1	4/9/2024	001-41326
3.6	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.3	4/9/2024	001-41326
3.7	Certificate of Change, affecting a 1-for-12 Reverse Stock Split of the Outstanding Common Stock and Authorized Common Stock, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.1	3/3/2026	001-41326
3.8	Articles of Amendment affecting Name Change to “Meridian Holdings Inc.”, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.2	3/3/2026	001-41326
3.9	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
3.10	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024		8-K	3.2	4/9/2024	001-41326
3.11	Amendments to the Bylaws of Golden Matrix Group, Inc. dated January 29, 2025		8-K	3.2	1/30/2025	001-41326
3.12	Amendments to the Bylaws of Golden Matrix Group, Inc. dated December 2, 2025		8-K	3.1	12/8/2025	001-41326
10.1	First Amendment to Promissory Notes dated April 27, 2026, and effective April 9, 2026		10-Q	10.4	4/28/2026	001-41326
10.2	Addendum No. 1 to Igor Salindrija Loan Agreement dated January 5, 2026	x
10.3	Addendum No. 2 to Igor Salindrija Loan Agreement dated April 2, 2026	x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN HOLDINGS INC./NV

Dated: July 29, 2026	/s/ William Scott
William Scott
Its: President, Interim Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2026	/s/ Rich Christensen
Rich Christensen
Its: Chief Financial Officer (Principal Accounting/Financial Officer)

