Form 10-Q
period 2026-09-30
Meridian Holdings Inc./NV
filed 2026-11-10
CIK 1437925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 12,684,547 shares of the registrant’s $0.00001 par value common stock issued and outstanding.

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

•

the effect of current and future regulation, the Company’s ability to comply with regulations (both current and future) and potential penalties in the event it fails to comply with such regulations and changes in the enforcement and interpretation of existing laws and regulations and the adoption of new laws and regulations or changes in prior laws or regulations that may unfavorably impact our business;

•	the risks associated with gaming fraud, user cheating and cyber-attacks;

•

risks associated with failures, disruptions, defects or inaccuracies in the Company's internally developed software, technology infrastructure, third-party systems, content providers and external data feeds (including sports event data), as well as cybersecurity incidents, hacking, and other technology-related failures on which the Company's operations rely;

•	risks relating to inventory management;

•	foreign exchange and currency risks;

•	the outcome of contingencies, including legal proceedings in the normal course of business and outside the normal course of business;

•	the ability to compete against existing and new competitors;

•	the ability to manage expenses associated with sales and marketing and necessary general and administrative and technology investments;

•	general consumer sentiment and economic conditions that may affect levels of discretionary customer purchases of the Company’s products, including potential recessions and global economic slowdowns;

•

the risk of loss if a customer or counterparty to a financial instrument fails to meet its contractual obligations; principally from receivables from customers and transactions with financial institutions with which the Company deposits its surplus funds or mandatory deposits of funds for licensing purposes;

•	the risk that the Company will have difficulty meeting its obligations associated with its financial liabilities that are settled by delivering cash or another financial asset;

•	the risk that changes in market prices – such as foreign exchange rates and interest rates, will affect the Company’s income or the value of its holdings of financial instruments;

•	the risks relating to protection of the players’ deposits;

•	risks that participants in a sports event intentionally lose or alter the outcome, leading to an unexpected outcome and potentially resulting in a higher payout than expected;

•	regulatory developments and operational uncertainties in Brazil and other countries that could adversely affect our business, financial condition and results of operations;

•	changes in Australian gambling laws and regulations that could materially and adversely affect our use of Australian trade promotion lottery as part of our business;

•	risks related to potential value-added tax liabilities in the United Kingdom; and

•	those risks set forth below under, and incorporated by reference into, “Part II. Other Information—Item 1A. Risk Factors”, below.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Meridian Holdings Inc. and Subsidiaries
Consolidated Balance Sheets

	As of	As of
	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$15,981,765	$18,078,300
Accounts receivable, net	7,707,956	7,954,116
Accounts receivable – related parties	258,177	465,691
Taxes receivable	1,011,366	595,434
Inventory	3,608,599	5,524,570
Prepaid expenses	622,421	652,224
Other current assets	3,326,560	2,167,818
Total current assets	32,516,844	35,438,153

Non-current assets:
Goodwill & intangible assets, net	24,680,811	34,914,920
Property, plant & equipment, net	26,434,315	28,963,866
Investments	3,044,835	3,650,526
Deposits	5,440,495	6,315,584
Operating lease right-of-use assets	5,274,191	6,296,336
Other non-current assets	77,200	2,499,415
Total non-current assets	64,951,847	82,640,647
Total assets	$97,468,691	$118,078,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$24,710,733	$20,572,774
Accounts payable - related parties	37,500	295,165
Current portion of operating lease liability	2,693,499	2,656,508
Current portion of long-term loan	6,705,268	10,581,035
Taxes payable	4,571,822	5,011,261
Other current liabilities	1,187,513	1,592,958
Deferred revenues	769,047	1,111,332
Contingent liability	233,988	228,667
Current portion of consideration payable – related parties	-	16,199,672
Current portion of consideration payable	707,947	1,317,526
Total current liabilities	41,617,317	59,566,898

Non-current liabilities:
Non-current portion of operating lease liability	2,489,092	3,562,859
Non-current portion of long-term loan	1,061,592	6,590,907
Other non-current liabilities	18,805	19,510
Consideration payable – related parties	15,625,672	-
Total non-current liabilities	19,195,161	10,173,276
Total liabilities	$60,812,478	$69,740,174

Shareholders’ equity:
Preferred stock: $0.00001 par value; 20,000,000 shares authorized	-	-
Preferred stock, Series C: $0.00001 par value, 1,000 shares designated, 1,000 and 1,000 shares issued and outstanding, respectively	-	-
Common stock: $0.00001 par value; 25,000,000 shares authorized; 12,681,533 and 12,641,023 shares issued and outstanding, respectively	$126	$126
Stock payable	144,443	102,006
Stock payable – related party	261,542	573,154
Additional paid-in capital	83,812,149	82,933,355
Treasury stock, at cost (17,062 and 17,062 shares, respectively)	(244,208)	(244,208)
Accumulated other comprehensive income (loss)	(5,371,975)	(3,753,485)
Accumulated deficit	(41,969,903)	(33,065,622)
Total shareholders’ equity of MRDN	36,632,174	46,545,326
Noncontrolling interests	24,039	1,793,300
Total equity	36,656,213	48,338,626
Total liabilities and equity	$97,468,691	$118,078,800

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues	$45,964,912	$47,316,308	$146,262,781	$133,284,729
Cost of goods sold	(21,151,756)	(20,929,885)	(66,450,465)	(58,325,326)
Gross profit	24,813,156	26,386,423	79,812,316	74,959,403

Operating expenses
Selling, general and administrative expenses	28,193,166	26,774,044	77,595,267	77,757,891
Impairment of goodwill	5,903,000	-	5,903,000	-
Impairment of intangible assets	5,627,653	-	5,627,653
Total operating expenses	39,723,819	26,774,044	89,125,920	77,757,891
Loss from operations	(14,910,663)	(387,621)	(9,313,604)	(2,798,488)

Other income (expense):
Interest expense	(246,253)	(510,636)	(900,164)	(3,463,665)
Interest earned	135,040	62,036	176,172	122,856
Foreign exchange loss/gain	(102,655)	817,201	(676,924)	1,187,414
Other income	574,359	634,458	1,613,629	1,731,537
Total other income (expense)	360,491	1,003,059	212,713	(421,858)
Net income (loss) before tax	(14,550,172)	615,438	(9,100,891)	(3,220,346)
Provision for income taxes	179,668	201,636	1,498,922	355,960
Net income (loss)	$(14,729,840)	$413,802	$(10,599,813)	$(3,576,306)
Less: Net loss attributable to noncontrolling interest	(1,473,443)	(152,212)	(1,769,261)	(326,367)
Net income (loss) attributable to MRDN	$(13,256,397)	$566,014	$(8,830,552)	$(3,249,939)

Weighted average common shares outstanding:
Basic	12,674,275	11,647,457	12,660,364	11,376,531
Diluted	12,674,275	11,896,564	12,660,364	11,376,531
Net income (loss) per common share attributable to MRDN:
Basic	$(1.05)	$0.05	$(0.70)	$(0.29)
Diluted	$(1.05)	$0.05	$(0.70)	$(0.29)

Net income (loss)	$(14,729,840)	$413,802	$(10,599,813)	$(3,576,306)
Foreign currency translation adjustments	(245,066)	(667,259)	(1,618,490)	4,902,319
Comprehensive income (loss)	(14,974,906)	(253,457)	(12,218,303)	1,326,013
Less: Comprehensive loss attributable to noncontrolling interest	(1,473,443)	(152,212)	(1,769,261)	(326,367)
Comprehensive income (loss) attributable to MRDN	$(13,501,463)	$(101,245)	$(10,449,042)	$1,652,380

                See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2026

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	deficit	MRDN	interest	Equity
Balance at December 31, 2025	-	$-	1,000	$-	12,641,023	$126	(17,062)	$(244,208)	$82,933,355	$102,006	$573,154	$(3,753,485)	$(33,065,622)	$46,545,326	$1,793,300	$48,338,626
Cancellation of fractional shares resulting from a reverse stock split	-	-	-	-	(104)	-	-	-	(1,115)	-	-	-	-	(1,115)	-	(1,115)
Shares issued for vested RSUs	-	-	-	-	28,560	-	-	-	-	-	-	-	-		-	-
Shares issued for services	-	-	-	-	12,054	-	-	-	169,720	42,437	-	-	-	212,157	-	212,157
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	636,460	-	(311,612)	-	-	324,848	-	324,848
Reserve increase	-	-	-	-	-	-	-	-	73,729	-	-	-	(73,729)	-	-	-
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(1,618,490)	-	(1,618,490)	-	(1,618,490)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	(8,830,552)	(8,830,552)	(1,769,261)	(10,599,813)
Balance at September 30, 2026	-	$-	1,000	$-	12,681,533	$126	(17,062)	$(244,208)	$83,812,149	$144,443	$261,542	$(5,371,975)	$(41,969,903)	$36,632,174	$24,039	$36,656,213

See accompanying notes to consolidated financial statements.

For the Three Months Ended September 30, 2026

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable – Related	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	(Loss)	deficit	MRDN	interest	Equity
Balance at June 30, 2026	-	$-	1,000	$-	12,669,479	$126	(17,062)	$(244,208)	$83,468,346	$102,006	$261,542	$(5,126,909)	$(28,713,506)	$49,747,397	$1,497,482	$51,244,879
Shares issued for services	-	-	-	-	12,054	-	-	-	169,720	42,437	-	-	-	212,157	-	212,157
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	174,083	-	-		-	174,083	-	174,083
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(245,066)	-	(245,066)	-	(245,066)
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	(13,256,397)	(13,256,397)	(1,473,443)	(14,729,840)
Balance at September 30, 2026	-	$-	1,000	$-	12,681,533	$126	(17,062)	$(244,208)	$83,812,149	$144,443	$261,542	$(5,371,975)	$(41,969,903)	$36,632,174	$24,039	$36,656,213

See accompanying notes to consolidated financial statements.

For the Nine Months Ended September 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury Stock		Additional Paid-in	Stock	Stock Payable - Related	Subscription	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	(Loss)	Earnings	MRDN	Interest	Equity
Balance at December 31, 2024	1,000	$-	1,000	$-	10,770,249	$108	(4,983)	$(121,430)	$50,314,309	$5,711,807	$211,162	$-	$(8,089,854)	$57,046,892	$105,072,994	$3,877,586	$108,950,580
Shares issued for vested RSUs	-	-	-	-	118,384	1	-	-	(1)	-	-	-	-	-	-	-	-
Shares issued for cashless exercise of options	-	-	-	-	3,151	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	24,167	-	-	-	627,000	(128,100)	-	-	-	-	498,900	-	498,900
Acquisition of non-controlling interest	-	-	-	-	157,156	1	-	-	5,264,568	(5,657,607)	-	-	-	-	(393,038)	-	(393,038)
Shares issued for settlement of True-up liability	-	-	-	-	17,220	-	-	-	518,651	-	-	-	-	-	518,651	-	518,651
Share issued for debt conversion	-	-	-	-	539,107	6	-	-	11,997,402	-	-	-	-	-	11,997,408	-	11,997,408
Shares issued under ATM Program	-	-	-	-	92,271	1	-	-	1,733,828	-	-	(41,399)	-	-	1,692,430	-	1,692,430
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	2,158,760	73,900	271,494	-	-	-	2,504,154	-	2,504,154
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	4,902,319	-	4,902,319	(3)	4,902,316
Reserve Increase	-	-	-	-	-	-	-	-	69,882	-	-	-	-	(69,882)	-	-	-
Loss for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,249,939)	(3,249,939)	(326,367)	(3,576,306)
Balance at September 30, 2025	1,000	$-	1,000	$-	11,721,705	$117	(4,983)	$(121,430)	$72,684,399	$-	$482,656	$(41,399)	$(3,187,535)	$53,727,071	$123,543,879	$3,551,216	$127,095,095

See accompanying notes to consolidated financial statements.

For the Three Months Ended September 30, 2025

	Preferred Stock- Series B		Preferred Stock – Series C		Common Stock		Treasury stock		Additional Paid-in	Stock	Stock Payable - Related	Subscription	Accumulated Other Comprehensive Income	Accumulated	Total Equity of	Non-controlling	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Party	Receivable	(Loss)	Earnings	MRDN	Interest	Equity
Balance at June 30, 2025	1,000	$-	1,000	$-	11,593,094	$115	(4,983)	$(121,430)	$70,397,255	$-	$392,158	$(29,787)	$(2,520,276)	$53,161,057	$121,279,092	$3,703,431	$124,982,523
Shares issued for vested RSUs	-	-	-	-	3,438	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for services	-	-	-	-	8,750	-	-	-	195,300	-	-	-	-	-	195,300	-	195,300
Shares issued for settlement of True-up liability	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Share issued for debt conversion	-	-	-	-	55,395	1	-	-	759,999	-	-	-	-	-	760,000	-	760,000
Shares issued under ATM Program	-	-	-	-	61,028	1	-	-	1,071,228	-	-	(11,612)	-	-	1,059,617	-	1,059,617
Fair value of stock-based compensation	-	-	-	-	-	-	-	-	260,617	-	90,498	-	-	-	351,115	-	351,115
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	(667,259)	-	(667,259)	(3)	(667,262)
Reserve Increase	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Profit (loss) for the period	-	-	-	-	-	-	-	-	-	-	-	-	-	566,014	566,014	(152,212)	413,802
Balance at September 30, 2025	1,000	$-	1,000	$-	11,721,705	$117	(4,983)	$(121,430)	$72,684,399	$-	$482,656	$(41,399)	$(3,187,535)	$53,727,071	$123,543,879	$3,551,216	$127,095,095

            See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries
Consolidated Statements of Cash Flow
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,599,813)	$(3,576,306)
Adjustments to reconcile net loss to cash provided by operating activities:
Fair value of stock-based compensation	537,005	3,003,054
Non-cash interest expense related to debt discount amortization	227,009	2,025,763
Amortization of intangible assets	3,913,460	7,193,854
Depreciation of property, plant and equipment	3,959,472	4,193,434
Loss on valuation / Impairment	11,530,653	-
Bad debt expense	1,163,524	229,239
Non-cash one off items	86,449	-

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(650,561)	(1,414,498)
(Increase) decrease in accounts receivable – related party	(84,768)	163,623
(Increase) decrease in taxes receivable	(415,932)	62,764
(Increase) decrease in prepaid expenses	30,740	9,008
(Increase) decrease in other current assets	(1,154,473)	511,107
(Increase) decrease in inventories	1,910,636	(1,430,867)
(Increase) decrease in deposits	875,089	(510,361)
(Increase) decrease in other non-current assets	915,530	10,394
Increase (decrease) in accounts payable and accrued liabilities	4,438,351	6,169,306
Increase (decrease) in accounts payable – related party	(258,769)	316,660
Increase (decrease) in taxes payable	(442,771)	325,554
Increase (decrease) in deferred revenues	(363,121)	(91,845)
Increase (decrease) in customer deposit	(588,742)	306
Increase (decrease) in other current liabilities	181,939	100,723
Increase (decrease) in other liabilities	411,268	(881,463)
Increase (decrease) in operating lease liabilities	2,117,252	740,146
Net cash provided by operating activities	17,739,427	17,149,595

Cash flows from investing activities:
Cash paid for intangible assets	(3,064,459)	(8,229,598)
Cash paid for investments	-	(26,714)
Cash paid for property, plant and equipment	(1,508,404)	(4,424,257)
Cash paid for purchase of subsidiaries	(980,390)	(715,650)
Cash distribution to former owners of MeridianBet Group in connection with the Purchase	(574,000)	(1,709,971)
Net cash used in investing activities	(6,127,253)	(15,106,190)

Cash flows from financing activities:
Repayment on debt	(9,043,611)	(17,989,308)
Repayment of lease	(2,245,498)	(1,999,714)
Payments of fractional shares	(1,115)	-
Proceeds from dividends	-	-
Proceeds from loans and borrowings	-	1,172,000
Proceeds from sale of stock	-	1,692,430
Net cash used in financing activities	(11,290,224)	(17,124,592)

Effect of exchange rate changes on cash	(2,418,485)	6,997,881

Net increase (decrease) in cash and cash equivalents	(2,096,535)	(8,083,306)
Cash and cash equivalents at beginning of year	18,078,300	30,125,944
Cash and cash equivalents at end of the quarter	15,981,765	$22,042,638

Supplemental cash flows disclosures
Interest paid	$673,155	$1,416,882
Tax paid	$2,184,941	$3,047,948

Non-cash financing activities
Common stock issued for vested RSUs	$-	$1
Debt conversion	$-	$11,997,408
Acquisition of minority interest	$-	$393,038
Shares issued for settlement of True-up liability	$-	$518,651

See accompanying notes to consolidated financial statements.

Meridian Holdings Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Operations

Meridian Holdings Inc. (together with its consolidated subsidiaries, collectively, “MRDN” “we”, “our”, “us”, or the “Company”) is incorporated and registered in the State of Nevada,  (i) operates online sports betting, online casino, and gaming operations in 19 jurisdictions across Europe, Africa and Central and South America, (ii) is an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offers pay-to-enter prize competitions in the United Kingdom (UK) and leads trade promotions in Australia, providing members with free prizes.

The Company is a well-established brand and operator in the sports betting and gaming industry, spanning across 19 markets in Europe, Central and South America, and Africa. The Company employs approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, slot machines and virtual games. Of those 700 shops, approximately 260 are owned by the Company’s subsidiaries and approximately 440 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, the Company’s online casino revenue has grown significantly over the past years. Following the closing of the MeridianBet Acquisition (discussed and defined below) and effective April 1, 2024, the Company, through Golden Matrix (discussed and defined below), develops and owns online gaming intellectual property (IP) for international customers, located primarily in the Asia Pacific region. As part of the MeridianBet Acquisition, the Company acquired a proprietary Internet gaming enterprise software system that provides unique casino and live game operations on GM-Ag System. In addition, following the MeridianBet Acquisition, the Company broadened its operations in pay-to-enter prize competitions in the UK.

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

The effects of the Reverse Split and Name Change have been retroactively applied throughout this Report, unless otherwise stated.

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

As of September 30, 2026, the Company’s sovereign bond investments are classified as HTM.

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

As of September 30, 2026, the Company’s equity investments are classified under the fair value method.

Foreign Currency Translation and Transactions

The functional currency of our foreign operations is generally the local currency. For these foreign entities, we translate their financial statements into U.S. dollars using average exchange rates for the period for income statement amounts and using end-of-period exchange rates for assets and liabilities. We record these translation adjustments in accumulated other comprehensive income (loss), a separate component of equity, in our consolidated balance sheets. During the three months ended September 30, 2026, and 2025, the Company had foreign currency translation adjustments of $(245,066) and $(667,259), respectively. During the nine months ended September 30, 2026, and 2025, the Company had foreign currency translation adjustments of $(1,618,490) and $4,902,319, respectively.

We record exchange gains and losses resulting from the conversion of transaction currency to functional currency as a component of other income (expense).  The Company incurred foreign exchange gains and (losses) of $(102,655) and $817,201 during the three months ended September 30, 2026, and 2025, respectively, and $(676,924) and $1,187,414 during the nine months ended September 30, 2026 and 2025, respectively.

Cash

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents at September 30, 2026 and December 31, 2025.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2026, and December 31, 2025, the allowance for doubtful accounts was $703,933 and $209,523, respectively. During the three months ended September 30, 2026, and 2025, there was $965,865 and $60,310, respectively, of bad debt expense recorded. During the nine months ended September 30, 2026, and 2025, there was $1,163,524  and $229,239, respectively, of bad debt expense recorded.

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

During the three months ended September 30, 2026, the Company identified impairment indicators related to its Brazilian gaming operations due to adverse regulatory developments and continued operating losses.

Following the issuance of Brazilian Provisional Measure No. 1,394/2026 on September 25, 2026, which prohibits fixed-odds sports betting and online casino-style betting throughout Brazil, including offerings by foreign operators to persons in Brazil, management performed an impairment assessment in accordance with ASC 360, considering projected future cash flows, estimated fair values, and the expected future economic benefits of the underlying intangible assets.

Based on this assessment, the Company concluded that certain intangible assets were impaired and recognized an impairment loss of approximately $5.5 million during the three months ended September 30, 2026, consisting of $4.1 million related to its Brazilian gaming license and $1.4 million related to the Magicbet777 domain and associated player database, which were previously acquired by the Company as part of its expansion into the Brazilian gaming market. Following the acquisition, the acquired players were migrated to the Company's Meridianbet platform, through which the Company conducted its Brazilian gaming operations. The impairment was primarily attributable to regulatory restrictions imposed on online gaming operations in Brazil, which significantly reduced the expected future cash flows and economic benefits associated with these assets.

The $4.1 million impairment of the Brazilian gaming license included approximately $2.0 million of the remaining net book value of the license and approximately $2.1 million of license costs previously reclassified to investments in the local statutory books in connection with a silent partnership (Sociedade em Conta de Participação, or “SCP”) arrangement with a third-party operator. As the Company retained legal ownership of the gaming license, the previously reclassified amount was determined to remain part of the capitalized gaming license costs under U.S. GAAP and was accordingly reclassified from investments to intangible assets for consolidated financial reporting purposes.

Additionally, the Company recognized an impairment loss of approximately $92,000 related to trademarks acquired in connection with the acquisition of Media Games Malta, following the cessation of its operations.

The impairment losses were recognized in the consolidated statements of operations and comprehensive loss. As a result, the carrying amounts of the Brazilian gaming license, the Magicbet777 domain and associated player database, and the Media Games Malta trademarks were reduced to zero as of September 30, 2026.

Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $1,356,786 and $2,575,834 during the three months ended September 30, 2026, and 2025, respectively, and $3,913,460 and $7,193,854 during the nine months ended September 30, 2026 and 2025, respectively.

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

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0”, to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. In estimating the fair value of the reporting unit, we may use key assumptions such as revenue growth rates, gross margin, and estimated costs for future periods as well as peer group market valuation multiples and discount rates. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During the three months ended September 30, 2026, the Company identified indicators that the fair value of its Golden Matrix reporting unit may be below its carrying amount, including continued operating losses and a revised forecast. The Company performed an interim quantitative impairment test as of September 30, 2026, estimating fair value using a weighted combination of a discounted cash flow method and a market capitalization method. The carrying amount exceeded the estimated fair value, and the Company recognized a goodwill impairment charge of $5.9 million. Following the charge, goodwill allocated to the Golden Matrix reporting unit was $2.0 million.

The changes in the carrying value of goodwill were as follows:

Total
Balance as of December 31, 2025	$8,450,955
Foreign currency translation adjustment	29,334
Goodwill recognized during the period	377,379
Goodwill impairment	(5,903,000)
Balance as of September 30, 2026	$2,954,668

Inventories

Prizes

RKingsCompetitions Ltd., (“RKings”) and Classics For a Cause purchase prizes to be awarded to winners of prize competitions and giveaways; these prizes are recorded as inventory. Inventory is stated at the lower of cost or net realizable value, using the specific identification method. Costs include expenditures incurred in the normal course of business in bringing stocks to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete and costs incurred in marketing and selling of the prize inventory. The inventory of prizes was $3,490,163 and $5,403,905 at September 30, 2026 and December 31, 2025, respectively.

Retail Bar Goods

The Company’s inventory is composed of goods for retail bars.  Inventory is stated at the lower of cost or net realizable value, using the first-in, first-out (“FIFO”) method. Costs include expenditures incurred in the normal course of business in bringing inventory to their present location and condition. Full provision is made for obsolete and slow-moving items. Net realizable value comprises actual or estimated selling price (net of discounts) less all costs to complete. Inventory of goods for retail bars was $118,436 and $120,665 at September 30 2026, and December 31, 2025, respectively.

As of September 30, 2026, and December 31, 2025, total inventory was $3,608,599 and $5,524,570, respectively.

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

The depreciable life of leasehold improvements is limited by the expected lease term.  Those leases with an indefinite or undefined lease period are assigned a useful life of 5 years. Property, plant and equipment, net of depreciation, were $26,434,315 and $28,963,866 at September 30, 2026 and December 31, 2025, respectively.

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

For the three months ended September 30, 2026, and 2025, other income amounted to $574,359 and $634,458, respectively.

For the nine months ended September 30, 2026, and 2025, other income amounted to $1,613,629 and $1,731,537, respectively.

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

The following is a reconciliation of basic and diluted earnings per common share for the three months and nine months ended September 30, 2026 and 2025:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(13,256,397)	$566,014	$(8,830,552)	$(3,249,939)
Denominator:
Weighted average common shares outstanding	12,674,275	11,647,457	12,660,364	11,376,531

Basic earnings (loss) per common share	$(1.05)	$0.05	$(0.70)	$(0.29)

Diluted earnings (loss) per common share
Numerator:
Net income (loss) available to common shareholders	$(13,256,397)	$566,014	$(8,830,552)	$(3,249,939)
Denominator:
Weighted average common shares outstanding	12,674,275	11,647,457	12,660,364	11,376,531
Preferred shares	-	83,333	-	-
Restricted stock units	-	165,774	-	-
Stock payable	-	-	-	-
Stock payable – related party	-	-	-	-
Adjusted weighted average common shares outstanding	12,674,275	11,896,564	12,660,364	11,376,531

Diluted earnings (loss) per common share	$(1.05)	$0.05	$(0.70)	$(0.29)

Treasury Stock

Treasury stock is carried at cost.

Stock-Based Compensation

The Stock-based compensation expense is recorded as a result of stock options, restricted stock units and restricted stock granted in return for services rendered. The share-based payment arrangements with employees were accounted for under ASC 718, “Compensation - Stock Compensation”. In 2018, the FASB issued ASU 2018-07, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

The expenses related to the stock-based compensation are recognized on each reporting date. The amount is calculated as the difference between total expenses incurred and the total expenses already recognized.

Stock-based compensation was $386,240 and $546,415 during the three months ended September 30, 2026 and 2025, respectively, and $537,005 and $3,003,054 during the nine months ended September 30, 2026 and 2025, respectively.

Recent Issued Accounting Pronouncements

The Company did not adopt any new accounting pronouncements during the three months ended September 30, 2026 that had a material impact on its consolidated financial statements.

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

Receivables related to resale of online gaming content and B2B services amount to $1,745,681 and $3,384,385 as of September 30, 2026, and December 31, 2025, respectively.

Receivables from payment providers in Bosnia amount to $2,309,376 and $1,999,794 as of September 30, 2026, and December 31, 2025, respectively. These receivables are settled regularly.

The Company has accounts receivable of $7,707,956 and $7,954,116 as of September 30, 2026, and December 31, 2025, respectively (net of allowance for bad debt of $703,933 and $209,523, respectively).

NOTE 3 – ACCOUNTS RECEIVABLE – RELATED PARTY

Accounts receivable from related party are carried at their estimated collectible amounts. Related party accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has accounts receivable from several related parties including Top Level doo Serbia, and Network System Development GMBH.

The accounts receivable from related parties amount to $258,177 and $465,691, as of September 30, 2026 and December 31, 2025, respectively.

NOTE 4 – TAXES RECEIVABLE

Taxes receivable mainly include stamps, duties, local taxes assets and corporate income taxes.  Taxes receivable are $1,011,366 and $595,434 as of September 30, 2026, and December 31, 2025, respectively. The components of taxes receivable are as follows:

Description	As of September 30, 2026	As of December 31, 2025
Corporate income taxes receivable	$289,875	$282,704
VAT refund receivables	624,412	213,324
Municipality taxes refund receivable	97,079	99,406
Total taxes receivable	$1,011,366	$595,434

NOTE 5 – PREPAID EXPENSES

The balances of prepaid expenses are $622,421 and $652,224 as of September 30, 2026, and December 31, 2025, respectively. The components of prepaid expenses are as follows:

Description	As of September 30, 2026	As of December 31, 2025
Prepayments to suppliers	$21,184	$29,240
Prepaid payroll expense	-	4,893
Prepaid rent	48,347	13,098
Prepaid license	141,077	154,878
Prepaid sponsorship/advertising	195,883	158,596
Prepaid cash rewards	74,901	186,162
Other prepayments	141,029	105,357
Total prepaid assets	$622,421	$652,224

NOTE 6 – OTHER CURRENT ASSETS

As of September 30, 2026, and December 31, 2025, other current assets are $3,326,560 and $2,167,818, respectively. The components of other current assets are as follows:

Description	As of September 30, 2026	As of December 31, 2025
Other current receivables	$1,360,270	$1,295,093
Accrued income	1,502,825	769,611
Employee receivables	742,562	341,580
Other current investments	339,024	354,422
Allowance for bad debt	(618,121)	(592,888)
Total other current assets	$3,326,560	$2,167,818

Other current receivables include government refunds for maternity leave reimbursements, interest receivables, employee advances, and receivables for thefts and damages.

As of September 30, 2026, the total allowance for bad debt amounts to $618,121 and is primarily related to the impairment of other receivables recorded at My Best Odds Belgium in the amount of $445,043, as well as the impairment of Atlas Bank in bankruptcy at MeridianBet Montenegro in the amount of $164,382.

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

Goodwill is measured as a residual and calculated as the excess of the sum of (1) the purchase price to acquire 80% of Classics Holdings’ shares, which was $7,167,836, and (2) the fair value of the 20% noncontrolling interest in Classics Holdings, which was estimated to be $1,422,000 over the net of the acquisition-date values of the identifiable assets acquired and the liabilities assumed.

The Company accounts for business combinations in accordance with FASB ASC 805, “Business Combinations”. The fair value of purchase consideration for the acquisition has been allocated to the assets acquired and liabilities assumed based on a valuation of their respective fair values.

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

The total purchase price was $3,098,797. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 67,897 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration is payable in cash and totals $654,493. As of September 30, 2026, $274,166 of cash consideration remained unpaid.

Additionally, on October 3 and November 8, 2024, a share purchase agreement was signed between the buyer – Meridian Gaming Ltd. Malta and the sellers of a 15.5% minority share in the company Meridian Worldwide Ltd. Cyprus, which consisted of the following shareholders: Costas Joannides, Marko Pejovic, Jelena Sarenac, Vladimir Lenger and Marija Teodosic.

The total purchase price was $4,073,707. In accordance with the terms of the agreement, a portion of the consideration was satisfied through the issuance of 89,258 shares of the Company’s restricted common stock, valued at $36.00 per share. The remaining consideration was payable in cash and totals $860,404. As of September 30, 2026, $433,781 of the cash consideration remained unpaid.

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

Purchase Price and Payment Terms

The total purchase price for all 2,000 issued ordinary shares of Fair Bet was 392,250 Euros (EUR)(USD $459,756 based on the EUR/USD exchange rate of 1.1721 as of January 14, 2026). Notwithstanding the Fair Bet Sellers’ respective shareholdings, the parties agreed under the SPA that the purchase price would be paid to the Fair Bet Sellers in equal 50% portions, as follows:

•	An upfront payment of EUR 180,000 payable within three (3) working days from the date of signing; and

•	Three (3) equal monthly installments of EUR 70,750 each, totaling EUR 212,250, commencing one month after signing.

The final installment was paid on April 15, 2026, and the change of ownership has been registered with the Malta Business Registry (MBR), making Meridian Gaming Holdings Limited Malta the owner of the entity.

In addition, pursuant to the SPA, within eight (8) months from the closing date, Fair Bet is required to repay to the Sellers, on a pro-rata basis, shareholder loans totaling approximately EUR 264,783.

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

NOTE 8 – INTANGIBLE ASSETS – SOFTWARE, LICENSES, TRADEMARKS, DEVELOPED TECHNOLOGY, CUSTOMER RELATIONSHIPS, AND NON-COMPETE AGREEMENTS

Software represents software licenses as well as the costs of internally developed gaming software. Capitalized software costs are amortized based on the straight-line method over the remaining estimated economic life of the product.

During the nine months ended September 30, 2026, and 2025, respectively, total additions to software amounted to $4,984,769 and $6,454,037. In 2026, this consisted of $895,034 of new software costs incurred and capitalized and $4,089,735 of completed development projects transferred from intangible construction in process ($1,003,786 and $5,450,251, respectively, in 2025).

Intangible construction in process mainly represents the development of new software in Montenegro and Malta for a sports betting platform. During the nine months ended September 30, 2026, and 2025, respectively, costs of $1,972,670 and $7,447,361 were incurred and capitalized, while a total of $4,126,261 and $5,450,251 were placed in service in 2026 and 2025.

We anticipate that the majority of intangible construction in progress will be placed in service in stages during 2027, depending on the progress of software development.

Licenses relate to operational gaming licenses issued in Bosnia, Cyprus and Brazil. During the nine months ended September 30, 2026, and 2025, respectively, costs of $246,364 and $915,994, were incurred and capitalized. The licenses are amortized over the life of the licenses.

During the nine months ended September 30, 2026, the Company recognized an impairment loss of $5,535,498, consisting of $4,114,575 related to the Brazilian gaming license and $1,420,923 related to the magicbet777 domain and associated player base, following an assessment of its recoverability in light of adverse regulatory and operating developments in Brazil. See also, “Note 1 - Basis of Presentation and Accounting Policies—Impairment of Intangible Assets”, above.

Other intangible assets relate to retail agent partner relationships and online customer relationships identified in the acquisition of Bit Tech Tanzania in the gross amount of $1,547,606, which were fully amortized as of September 30, 2026, and the Brazilian gaming license with a gross carrying amount of $5,790,500, which was fully impaired as of September 30, 2026, as discussed above. Other intangible assets are amortized over 5 years. See also, “Note 1 - Basis of Presentation and Accounting Policies—Goodwill”, above.

During the nine months ended September 30, 2026, the Company recognized an impairment loss of $92,155, representing the remaining carrying value of the trademark acquired with Media Games Malta Ltd., following the cessation of its operations.

Amortization expenses related to intangible assets were $1,356,786 and $2,575,834 for the three months ended September 30, 2026, and 2025, respectively and $3,913,460 and $7,193,854 for the nine months ended September 30, 2026, and 2025, respectively.

The following table details the carrying values of the Company’s intangible assets:

Definite-lived intangible assets	As of September 30, 2026	As of December 31, 2025
Intangible construction in process	$8,201,274	$10,702,638
Licenses	1,089,932	4,232,431
Software	23,760,223	19,742,102
Trademarks and tradenames	2,706,520	12,240,138
Developed technology	-	3,100,000
Customer relationships	157,337	17,963,384
Non-compete agreement	-	296,814
Other intangible assets	7,338,105	3,887,442
Gross intangible assets	43,253,391	72,164,949
Less: accumulated impairment and amortization
Licenses amortization	(622,257)	(1,582,137)
Software amortization	(10,928,247)	(8,563,000)
Trademarks and tradenames amortization	(2,615,039)	(12,122,964)
Developed technology	-	(3,100,000)
Customer relationships	(23,600)	(17,963,384)
Non-compete agreement	-	(296,814)
Other intangible assets amortization	(7,338,105)	(2,072,685)
Total accumulated impairment and amortization	(21,527,248)	(45,700,984)
Net definite-lived intangible assets	$21,726,143	$26,463,965

The table below shows expected amortization expenses for the next five years of intangible assets recorded as of September 30, 2026:

Year Ending December 31,	Estimated Amortization
2026 (remaining three months)	1,116,516
2027	5,284,079
2028	6,104,208
2029	5,030,224
2030	1,730,456
Thereafter	2,460,660
Total future amortization	21,726,143

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following for the periods indicated:

Description	As of September 30, 2026	As of December 31, 2025
Land	$28,291	$29,353
Buildings, net	9,472,894	10,095,339
Slots and machines, net	11,364,887	12,246,801
Equipment, net	3,153,642	3,375,011
Computers, net	753,071	1,298,991
Televisions, net	262,382	243,969
Investment in third party property, plant and equipment	1,399,148	1,674,402
Total property, plant and equipment, net	$26,434,315	$28,963,866

Investment in third party property represents leasehold improvements that are in rented premises for retail betting.

Depreciation expenses were $1,338,467 and $1,413,163, for the three months ended September 30, 2026, and 2025, respectively, and $3,959,472 and $4,193,434, for the nine months ended September 30, 2026, and 2025, respectively.

NOTE 10 – DEPOSITS AND OTHER NON-CURRENT ASSETS

As of September 30, 2026, and December 31, 2025, deposits and prepaid assets are $5,440,495 and $6,315,584, respectively. The components of deposits and prepaid assets are as follows:

	As of September 30, 2026	As of December 31, 2025
Deposits for rent & office leases	$459,620	$462,374
Deposits for retail betting	2,705,778	2,828,792
Deposits for internet betting	838,899	868,154
Other prepayments	12,061	10,961
Other deposits	1,424,137	2,145,303
Total deposits and prepaid assets	$5,440,495	$6,315,584

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

As of September 30, 2026, and December 31, 2025, other non-current assets were $77,200 and $2,499,415, respectively. The components of the other non-current assets are as follows:

	As of September 30, 2026	As of December 31, 2025
Long term loan	$5,241	$6,625
Long-term investment	-	1,999,128
Deferred tax assets	71,959	493,662
Total other non-current assets	$77,200	$2,499,415

In connection with its gaming operations in Brazil, the Company, through its subsidiary Meridian Gaming Brasil SPE Ltda. (“Meridian Brazil”), entered into a contractual arrangement with a third-party operator to establish a silent partnership (Sociedade em Conta de Participação, or “SCP”) for the operation of online gaming activities under Meridian Brazil's federal gaming license.

In December 2025, 11 million Brazilian Real (BRL)(approximately $2.0 million at the time of reclassification) of previously capitalized gaming license costs was reclassified to investments in the local statutory books to reflect Meridian Brazil's contribution to the SCP arrangement. However, as Meridian Brazil retained legal ownership of the gaming license and the SCP did not constitute a separate legal entity, the Company determined that the reclassified amount continued to represent part of the capitalized cost of the gaming license under U.S. GAAP. Accordingly, for purposes of the consolidated financial statements, the Company reclassified the carrying amount of approximately $2.1 million as of September 30, 2026, from investments to intangible assets.

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

The balance of our marketable securities was as follows:

	As of September 30, 2026	As of December 31, 2025
Marketable equity securities - Telekom Srpske	93,719	102,144
Marketable equity securities – BH Telekom	123,862	141,428
Total Marketable equity securities	$217,581	$243,572

Gains and losses to measure our investments in marketable equity at fair value were included in the other income. These represent unrealized gains and losses arising from changes in market value at the reporting date.

For the nine months ended September 30, 2026 and 2025, the carrying value of the investment was adjusted to its fair value, and accordingly, unrealized loss in the amount of $17,573 and unrealized gains in the amount of $4,709 were recognized.

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

As of September 30, 2026, debt securities held to maturity consisted of the following:

Security	ISIN	Maturity	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Republic of Serbia Eurobonds - Meridian Tech Ltd. (Serbia)	XS2580270275	September 26, 2033	1,175,213	-	100,548	1,074,665
Republic of Romania Eurobonds - Meridian Tech Ltd. (Serbia)	XS3021378032	July 11, 2032	1,417,040	-	60,685	1,356,355
Republic of Romania Eurobonds - Meridianbet Ltd. (Montenegro)	XS3021378032	July 11, 2032	235,001	-	9,015	225,986
Total			2,827,254	-	170,248	2,657,006

The following table reconciles the Company's investments reported on the consolidated balance sheet as of September 30, 2026:

Investments	Amount
Held-to-maturity debt securities (amortized cost)	2,827,254
Marketable equity securities	217,581
Total investments	$3,044,835

Interest income earned on held-to-maturity debt securities is recognized using the effective interest method and is included in interest income in the consolidated statements of operations.

The fair values of the held-to-maturity debt securities are based on quoted market prices or other observable market inputs.

The Company evaluated the held-to-maturity debt securities for expected credit losses in accordance with ASC 326. As of September 30, 2026, no allowance for expected credit losses was recorded, as management determined that the securities have a low risk of credit loss.

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

The lease cost for the three months ended September 30, 2026, and 2025, was $1,402,394 and $1,203,858, respectively.

The lease cost for the nine months ended September 30, 2026, and 2025, was $3,443,066 and $3,043,470, respectively.

As of September 30, 2026, and December 31, 2025, the right-of-use assets were $5,274,191 and $6,296,336, respectively, and there was also a current lease liability of $2,693,499 and $2,656,508, respectively, and a non-current lease liability of $2,489,092 and $3,562,859, respectively.

Maturities of lease liabilities as of September 30, 2026, were as follows:

Operating Lease
2026	$716,024
2027	2,775,254
2028	935,855
2029	648,044
2030	377,220
Thereafter	29,531
Total lease payments	5,481,928
Less imputed interest	299,337
Present value of lease liability	$5,182,591

NOTE 13 – ACCOUNTS PAYABLE – RELATED PARTIES

The accounts payable to related parties include management’s compensation payable of $37,500 and $295,165, as of September 30, 2026, and December 31, 2025, respectively.

NOTE 14 – TAXES PAYABLE

The taxes payable include tax amounts due for stamps, duties, and corporate income tax as noted below:

As of September 30, 2026, and December 31, 2025, taxes payable are $4,571,822 and $5,011,261, respectively. The components of taxes payable are as follows:

	As of September 30, 2026	As of December 31, 2025
Stamps, duties and other taxes	3,514,667	3,645,241
Corporate income tax payable	1,057,155	1,366,020
Total taxes payable	$4,571,822	$5,011,261

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

The Company recorded a debt discount of $908,037 related to the Unicredit Bank facility in connection with advisory services provided by Citigroup Global Markets Limited. The debt discount was amortized to interest expense. As of September 30, 2026, the unamortized debt discount was $176,563.

For the nine months ended September 30, 2026, the Company paid $7,528,332 to Unicredit Bank against the loan, including the principal amount of $6,933,800, and interest accrued of $594,532. As of September 30, 2026, and December 31, 2025, the principal balance of the loan was $6,045,008 and $13,327,795.

The contract defines a Financial Covenant stipulating that the financial ratio (Net Debt/Ebitda) must be less than or equal to 3x, with compliance monitored by the bank. As of September 30, 2026, the requirement under the Financial Covenant has been met.

On April 9, 2025, Meridian Serbia entered into a short-term credit line agreement, in the amount of RSD 117,182,900 (equivalent to EUR 1,000,000; approximately $1,173,560) from UniCredit Bank for working capital financing of the Company. The loan had a maturity of 12 months (April 2026); however, the full amount of the loan was repaid prior to the maturity of the credit line. As of September 30, 2026, and December 31, 2025, the principal balance of the loan was $0 and $586,611, respectively.

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

For the nine months ended September 30, 2026, the Company paid $304,834 to Hipotekarna Bank against the loan, including the principal amount of $300,221, and interest accrued of $4,613. As of September 30, 2026, and December 31, 2025, the principal balance of the loan was $0 and $307,496, respectively.

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

On October 13, 2026, with effect from September 1, 2026, the Company and Igor Salindrija entered into Addendum No. 3 to the Igor Salindrija loan agreement. Under the amended terms, the parties acknowledged that the outstanding principal balance as of September 1, 2026 was EUR 550,000, and agreed to extend the repayment period through March 1, 2027 pursuant to a revised repayment schedule. Interest continues to accrue on the outstanding principal at an annual rate of 7%. Except as modified by Addendum No. 3, all other terms and conditions of the loan agreement, as previously amended by Addendum No. 1 and Addendum No. 2, remain unchanged.

For the nine months ended September 30, 2026, the Company paid $1,674,832 to Igor Salindrija against the loan, including the principal amount of $1,638,500, and interest accrued of $36,332. As of September 30, 2026, and December 31, 2025, the principal balance of the loan was $638,357 and $2,350,000, respectively.

Makerplay Entretenimento & Marketing Limitada Facility

On December 1, 2025, the Company entered into a loan agreement with Makerplay Entretenimento & Marketing Limitada (“Makerplay”), under which the Company received a loan in the amount of R$5,500,000 (approximately $1,061,592 as of September 30, 2026). The loan originates from funds contributed by the Lender as part of its investment in Meridian Gaming Brasil SCP (PINBET), where Makerplay acts as the silent partner, and the Company (Meridian Gaming Brasil SPE Ltda) acts as the managing partner. The loan bears interest at the statutory rate in accordance with Article 406 of the Brazilian Civil Code and is repayable in full, together with accrued interest, within five years from the execution date of the agreement. As of September 30, 2026 and December 31, 2025, the outstanding principal balance of the loan amounted to $1,061,592 and $999,564, respectively.

Loans from former shareholders of Fair Bet Limited

On January 14, 2026, the Company entered into a Share Purchase Agreement (“SPA”) to acquire Fair Bet Limited. Pursuant to the terms of the SPA, the Company assumed an existing shareholder loan that had been provided to Fair Bet Limited by its former shareholders prior to the acquisition. The SPA provides that Fair Bet Limited is obligated to repay the outstanding shareholder loans to the former shareholders. The outstanding loan balance at the acquisition date was approximately EUR 264,783 and is recognized as a short-term financial liability in the accompanying consolidated financial statements. The liability is measured at amortized cost and is reduced as repayments are made.

For the nine months ended September 30, 2026, the Company paid $102,195 to former shareholders against the loan. As of September 30, 2026, and December 31, 2025, the principal balance of the loan was $198,466 and $0, respectively.

As of September 30, 2026, long term liabilities amount to $1,061,592, which are attributable to the Makerplay Entretenimento & Marketing Limitada Facility, as discussed above. As of December 31, 2025, long term liabilities amount to $6,590,907, which are attributable to the Unicredit Bank Facility, as discussed above.

Maturities of loans as of September 30, 2026 and December 31, 2025, are as follows:

Loans	As of September 30, 2026	As of December 31, 2025
Within 1 year	$6,705,268	$10,581,035
After 1 year	1,061,592	6,590,907
Present value of loan liability	$7,766,860	$17,171,942

NOTE 16 – OTHER LIABILITIES

Other Current Liabilities

As of September 30, 2026, and December 31, 2025, other current liabilities were $1,187,513 and $1,592,958, respectively. The components of other current liabilities are as follows:

Description	As of September 30, 2026	As of December 31, 2025
Staff costs payable	$854,025	$608,859
Other current payables	73,658	141,662
Rent deposits received	1,969	2,513
Customer deposit	257,861	839,924
Total other current liabilities	$1,187,513	$1,592,958

Other current payables include any amounts due to parties that do not meet the requirements to be classified as accounts payable, such as interest payable, fines, penalties, employee receivables, and fees.

Other Non-Current Liabilities

As of September 30, 2026, and December 31, 2025, other non-current liabilities were $18,805 and $19,510, respectively. The components of other non-current liabilities are as follows:

	As of September 30, 2026	As of December 31, 2025
Leases payable	$3,299	$3,422
Retirement benefits	15,506	16,088
Total other non-current liabilities	$18,805	$19,510

NOTE 17 – RELATED PARTY TRANSACTIONS

All related-party transactions have been recorded at the amount of consideration established and agreed to by the related parties.

Articulate Pty Ltd, 50% owned by Marla Goodman (wife of the Company’s former Chief Executive Officer) and 50% owned by Mr. Goodman, the Company’s former Chief Executive Officer

On April 1, 2024, following the MeridianBet Acquisition, the Company assumed a March 1, 2018 License Agreement between Articulate Pty Ltd (“Articulate”) and Golden Matrix, in which Articulate received a license from the Company to use the GM2 Asset technology and agreed to pay Golden Matrix a usage fee calculated as a certain percentage of the monthly content and software usage within the GM2 Asset system.

The License Agreement was mutually terminated, effective January 1, 2025. As of September 30, 2026 and December 31, 2025, the amount receivable from Articulate was $0 and $132,072, respectively. During the three months ended September 30, 2026, the Company wrote off the outstanding receivable from Articulate. Notwithstanding the write-off, the Company intends to continue pursuing collection of the outstanding amount from Articulate.

Elray Resources Inc., Mr. Goodman, the Company’s former CEO, serves as CEO& Director of Elray, and Ms. Feng, the Company’s former COO, serves as Treasurer and Director of Elray.

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

During the nine months ended September 30, 2026, and 2025, revenues from Elray were $86,464 and $16,473, respectively. As of September 30, 2026 and December 31, 2025, the amount receivable from Elray was $0 and $40,508, respectively. During the three months ended September 30, 2026, the Company wrote off the outstanding receivable from Elray of $127,110.

Top Level doo Serbia and Network System Development GMBH

The accounts receivable-related party from Top Level doo Serbia and Network System Development GMBH, amounts to $258,177 and $274,873 as of September 30, 2026, and December 31, 2025, respectively with the largest amount due from Top Level d.o.o. Serbia in the amount of $248,874 and $270,226, separately.  MeridianBet Group has no ownership interest or control in Top Level d.o.o. Serbia, but it does have common individual shareholders.

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

As of September 30, 2026, and December 31, 2025, 0 and 0 Series B preferred shares of par value $0.00001 were outstanding, respectively.

As of September 30, 2026, and December 31, 2025, 1,000 and 1,000 Series C Preferred Stock shares of par value $0.00001 were outstanding, respectively.

As of September 30, 2026, and December 31, 2025, 19,998,000 shares of preferred stock remained undesignated.

Common Stock

As of September 30, 2026, and December 31, 2025, 25,000,000 and 25,000,000 shares of common stock, par value $0.00001 per share, were authorized, of which 12,681,533 and 12,641,023 shares were issued and outstanding, respectively.

Common Stock Transactions

As of December 31, 2025, the Company had accrued quarterly salary compensation of $429,077 payable to Zoran Milošević, Chief Executive Officer of the MeridianBet Group, representing the equivalent of 21,516 shares of common stock, and $144,077 payable to Snežana Božović, Chief Operating Officer of Meridian Serbia, Secretary of the MeridianBet Group, and a member of the Board of Directors, representing the equivalent of 7,223 shares of common stock, based on the average market price of the Company's common stock during the applicable quarter. These amounts were expected to be settled through the issuance of shares.

In June 2026, the Company, Zoran Milošević and Snežana Božović, mutually agreed to reduce the number of shares to be issued in settlement of the accrued salary compensation to reflect shares previously issued to each of them upon the vesting of restricted stock units under the Company's 2023 Equity Incentive Plan. Accordingly, the number of shares to be issued in settlement of the accrued salary compensation was reduced by 12,500 shares for Zoran Milošević and 3,125 shares for Snežana Božović. Following this adjustment, the remaining accrued salary compensation expected to be settled in shares was $179,799 for Zoran Milošević and $81,743 for Snežana Božović, which is payable in shares of common stock at the option of the Company.

On December 15, 2025, the Company entered into a Sponsorship Agreement with Dejan Petković, a former professional soccer player, to serve as the Company's brand ambassador in Brazil. On July 10, 2026, the parties executed an amendment expanding his engagement to a global brand ambassador role and revising the compensation terms. Under the amended agreement, the Company agreed to pay total compensation of $429,800, consisting of $179,800 in cash, payable in 31 equal monthly installments of $5,800, and $250,000 in restricted common stock, issuable in eight equal monthly installments from May 2026 through December 2026. The equity compensation component comprises an aggregate of 24,108 shares of the Company's restricted common stock, determined based on the Company's share price on May 25, 2026, as specified in the amendment. The aggregate fair value of these shares, measured using the Company's share price on July 10, 2026, the date the amendment was executed, was approximately $339,441. On August 25, 2026, the Company issued an aggregate of 12,054 shares of restricted common stock to Petković in satisfaction of the first four installments of the equity compensation obligation. As of September 30, 2026, the Company had accrued an additional 3,014 shares of common stock related to the September 2026 installment, which were subsequently issued on October 6, 2026.

On September 29, 2026, Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company organized under the laws of the Republic of Serbia and wholly-owned subsidiary of the Company (“Meridian Serbia”), and Zoran Milošević, the Chief Executive Officer of the Company and Meridian Serbia (the “Executive”), and the Company, entered into a First Amendment to Employment Agreement (the “Employment Amendment”). The Employment Amendment amended that certain Employment Agreement entered into between Meridian Serbia and the Executive with a start date of June 1, 2024 (the “Employment Agreement”). Pursuant to the Employment Amendment, effective as of January 1, 2026, the Executive agreed to reduce his annual salary to $216,000 USD per year. The Employment Agreement was also amended pursuant to the Employment Amendment to remove any right of the Executive to be paid any portion of the salary in equity of the Company.

2018 Equity Incentive Plan

The following table represents the stock option activity for the nine months ended September 30, 2026:

Options	Number Outstanding	Weighted Average Exercise Price
Options Outstanding as of December 31, 2025	23,333	$24.84
Options expired	(23,333)	24.84
Options exercised	-	-
Options Outstanding as of September 30, 2026	-	$-
Options Exercisable as of September 30, 2026	-	$-

The total compensation cost related to stock options granted was $0 and $118,741, for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table represents Restricted Stock Unit (RSU) activity under the 2022 Plan for the nine months ended September 30, 2026:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2025	43,230
RSUs granted	-
RSUs forfeited	(583)
RSUs vested and settled in shares of common stock	-
RSUs Outstanding as of September 30, 2026	42,647

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

The following table represents the RSUs activity under the 2023 Plan for the nine months ended September 30, 2026:

RSUs	Number Outstanding
RSUs Outstanding as of December 31, 2025	64,167
RSUs granted	-
RSUs forfeited	(28,563)
RSUs vested	(30,604)
RSUs Outstanding as of September 30, 2026	5,000

The total compensation cost related to RSUs was $636,460 and $2,040,019 for the nine months ended September 30, 2026 and 2025, respectively.

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

The Company’s chief operating decision maker is a management function comprised of two individuals. These two individuals are the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s chief operating decision makers and management utilize revenues and operating income as the primary profit measures for its reportable segments.

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

The following table presents the key performance information of the Company’s reportable segments:

	For the three months ended
	September 30, 2026
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	$33,117,303	$3,713,248	$9,134,361	$45,964,912
Cost of revenue	(11,798,436)	(2,384,381)	(6,968,939)	(21,151,756)
Segment gross profit	21,318,867	1,328,867	2,165,422	24,813,156

Less:
Selling, general and administrative expenses	5,632,886	350,319	449,786	6,432,991
Salaries and wages	5,985,586	393,319	304,136	6,683,041
Professional fees	548,127	26,253	27,522	601,902
Marketing expenses	5,717,720	355,277	1,199,599	7,272,596
Rents and utilities	2,491,583	41,506	42,003	2,575,092
Bad debt expense	208,367	757,498	-	965,865
Segment income/(loss) from operations	734,598	(595,305)	142,376	281,669

Less:
Holding company expenses				580,186
Stock-based compensation expenses				386,240
Impairment loss				11,530,653
Depreciation expenses				1,338,467
Amortization expenses				1,356,786
Total income/(loss) from operations				$(14,910,663)

	For the nine months ended
	September 30, 2026
	MeridianBet Group	GMAG	RKings & CFAC	Total

Revenues	$103,805,615	$10,416,983	$32,040,183	$146,262,781
Cost of revenue	(34,839,701)	(6,828,715)	(24,782,049)	(66,450,465)
Segment gross profit	68,965,914	3,588,268	7,258,134	79,812,316

Less:
Selling, general and administrative expenses	14,443,892	1,352,711	1,478,308	17,274,911
Salaries and wages	18,097,994	1,205,081	959,343	20,262,418
Professional fees	1,776,968	89,763	77,964	1,944,695
Marketing expenses	14,394,338	908,108	4,233,414	19,535,860
Rents and utilities	6,449,554	127,554	125,465	6,702,573
Bad debt expense	318,726	844,798	-	1,163,524
Segment income/(loss) from operations	13,484,442	(939,747)	383,640	12,928,335

Less:
Holding company expenses				2,301,349
Stock-based compensation expenses				537,005
Impairment loss				11,530,653
Depreciation expenses				3,959,472
Amortization expenses				3,913,460
Total income/(loss) from operations				$(9,313,604)

Total revenues by geographic region are as follows:

	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
UK	$7,154,562	$9,029,513	$25,801,780	$26,257,493
Europe (UK-Excl.)	26,864,212	26,672,175	83,314,804	73,653,393
Central and South America	2,805,922	2,231,805	8,062,511	6,353,255
Asia Pacific (Australia Excl.)	2,792,397	2,939,491	8,120,232	9,330,413
Australia	1,979,799	2,292,529	6,238,403	6,627,171
Africa	4,368,020	4,150,795	14,725,051	11,063,004
Total	$45,964,912	$47,316,308	$146,262,781	$133,284,729

Assets and liabilities are not separately analyzed or reported to the CODM and are not used to assist in decisions surrounding resource allocation and assessment of segment performance. As such, an analysis of segment assets and liabilities has not been included in this financial information.

NOTE 20 – EFFECTIVE TAX RATE

We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was -16.47% and -11.05% for the nine months ended September 30, 2026 and 2025, respectively. In addition, our effective tax rate was -1.23% and 32.76% for the three months ended September 30, 2026 and 2025, respectively. The change in the effective tax rate for the nine months ended September 30, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

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

The Company is involved in a dispute with one of its Cyprus subsidiaries’ minority owners. Meridian Malta owns 51% of the Cypriot company, Fair Champions Meridian Ltd. (“Fair Champions”). Meridian Malta and the minority shareholders of Fair Champions are engaged in two related court actions. They were also engaged in another two court actions (one from each side) in which they were seeking the liquidation of Fair Champions. These liquidation applications were closed without damages. The former proceedings are pending in the District Court of Limassol, Cyprus, being 1) Case No. 1080/2017, filed on 08/05/2017; and 2) Case No. 418/2017, filed on February 17, 2017. In the first action, the minority shareholders asserted derivative claims on behalf of Fair Champions. The trial in Case No. 1080/2017 commenced on September 29, 2026 and is ongoing. In the second action, Meridian Serbia sued certain minority shareholders for misrepresentations made at the time of the Company’s acquisition of its majority interest in Fair Champions. MeridianBet Group is seeking reimbursement of the EUR 4,500,000 purchase price it paid for that interest, together with interest and costs. The Company is vigorously defending this dispute and believes that dispute will be resolved in the Company’s favor, and as such, a reserve has not been accrued.

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

The Company is in a dispute with Mr. Paul Hardman, one of the former owners of RKings, regarding certain consideration totaling approximately $626,450 (GBP 500,000) that Mr. Hardman has alleged remains payable to him pursuant to the RKings Purchase Agreement, and which the Company contends was forfeited. This amount is accrued and included in the Company’s liabilities. The Company’s dispute and related claims arise from alleged breaches of the terms of the RKings Purchase Agreement by Mr. Hardman. While no formal legal proceedings have been initiated by either party to date, the Company is actively pursuing resolution of the matter. Based on a settlement proposal received from legal counsel, the Company expects to resolve the dispute for at most approximately GBP170,000 (approximately $230,000).

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

UK Value Added Tax – RKings

The Company's UK subsidiary, RKings operates an online prize competition business. There is ongoing uncertainty regarding the application of UK Value Added Tax ("VAT") legislation to certain prize competition activities, including whether such activities qualify for exemption from VAT.

The Company is monitoring developments in the interpretation and application of the relevant VAT legislation, including the potential implications for RKings' historical and future operations.

Depending on the ultimate interpretation and application of the VAT rules, RKings could become subject to additional VAT liabilities relating to prior periods, together with potential interest and penalties.

Based on the information currently available, management has not recorded a liability in connection with this matter, as it has not concluded that a loss is probable. However, management considers a loss to be reasonably possible. Due to the uncertainties surrounding the interpretation of the relevant legislation, the periods potentially affected and the ultimate outcome of any assessment, the Company is currently unable to reasonably estimate the amount or range of any potential loss.

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

Pursuant to the terms of the MeridianBet Purchase Agreement, Golden Matrix was also required to pay the Meridian Sellers: (1) $18 million in cash by April 26, 2024 (provided that failure to pay such amounts by April 26, 2024 was to result in such unpaid amounts accruing interest at the rate of 3% per annum, from the April 1, 2024 effective date of the MeridianBet Acquisition, until paid in full) (the “Deferred Cash Consideration”); (2) the additional sum of (i) $5,000,000 and (ii) 416,666 restricted shares of common stock (the “Contingent Shares” and collectively, the “Contingent Post-Closing Consideration”) which was due to the Meridian Sellers within five business days following the Determination Date (defined below) if (and only if) the Company has determined that each of the Post-Closing Conditions (defined below) have been satisfied, which Post-Closing Contingent Shares have an agreed aggregate value of $15,000,000, and (3) the additional sum of $20,000,000 of which $10,000,000 is due 12 months after the closing date (the “12 Month Non-Contingent Post-Closing Cash Consideration”) and $10,000,000 is due 18 months after the closing date (the “18 Month Non-Contingent Post-Closing Cash Consideration” and together with the 12 Month Non-Contingent Post-Closing Cash Consideration, the “Non-Contingent Post-Closing Cash Consideration”).

Promissory Notes

The Notes in the aggregate amount of $15,000,000 accrue interest at seven percent (7%) per annum (twelve percent (12%) upon the occurrence of an event of default); with monthly interest payments of all accrued interest due on the first day of each calendar month until the maturity date of such Notes; and provide for all outstanding principal and unpaid interest due and were originally payable in full 24 months after the closing date (i.e., April 9, 2026). If we fail to make any payment of principal, interest or other amount due under the Notes within three business days of the date due and payable, we agreed to pay the holder of the Note a late charge equal to 8% of the amount of such payment which was not paid.

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

On September 28, 2026, the Company entered into a Second Amendment to the Promissory Notes. Pursuant to the amendment, the maturity date of the Promissory Notes was extended to November 1, 2031, and the requirement for monthly interest payments was eliminated. The Promissory Notes will no longer accrue interest unless an event of default occurs, in which case interest will accrue at the lesser of 12% per annum or the maximum rate permitted by applicable law. The Company may settle the outstanding balance, in whole or in part, at any time prior to the maturity date at its sole discretion.

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

Also on August 21, 2025, the Company entered into a Post-Closing Cash Conversion Agreement with Milovanović, Milošević, and Božović.

Pursuant to the August 2025 Cash Conversion Agreement, the Company and (a) Milovanović agreed to convert an aggregate of $200,000 of 18 Month Non-Contingent Post-Closing Cash Consideration payable to Milovanović by the Company pursuant to the terms of the MeridianBet Purchase Agreement, into 12,920 shares of common stock of the Company, based on a conversion price of $15.48 per share; (b) Milošević agreed to convert an aggregate of $30,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration payable to Milošević by the Company pursuant to the terms of the MeridianBet Purchase Agreement into 1,879 shares of common stock of the Company, and (c) Božović agreed to convert an aggregate of $30,000 of the 12 Month Non-Contingent Post-Closing Cash Consideration payable to Božović by the Company pursuant to the terms of the MeridianBet Purchase Agreement into 1,879 shares of common stock of the Company, each based on a conversion price of $15.96 per share, which was greater than the consolidated closing bid price of the Company’s common stock on the date the agreement became binding on all parties.

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

Tenth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital

On September 28, 2026, the Company entered into a Tenth Amendment to the Amended and Restated Sale and Purchase Agreement of Share Capital with the Meridian Sellers. The amendment confirmed that the Company had paid the entire $10.0 million of the 12 Month Non-Contingent Post-Closing Cash Consideration and $9,374,328 of the $10.0 million 18 Month Non-Contingent Post-Closing Cash Consideration, in cash or common stock, prior to the entry into the amendment. The remaining balance of $625,672 owed in connection with the 18 Month Non-Contingent Post-Closing Cash Consideration was extended to November 1, 2031, without interest. The Company may settle the outstanding balance, in whole or in part, at any time prior to the maturity date at its sole discretion.

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

The consolidated financial information has been prepared using the acquisition method of accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”), which requires, among other things, that assets acquired, and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. The acquisition method of accounting uses the fair value concepts defined in ASC Topic 820, “Fair Value Measurement” (“ASC 820”). The fair value of purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, and the allocation is final.

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

NOTE 23 – SUBSEQUENT EVENTS

Issuance of Common Stock

On October 6, 2026, the Company issued 3,014 restricted shares of its common stock to Dejan Petković pursuant to the Sponsorship Agreement, as amended on July 10, 2026, in satisfaction of the equity compensation obligation for the September 2026 installment. The related share-based compensation obligation had been accrued as of September 30, 2026.

Brazil

In accordance with Brazilian Provisional Measure No. 1,394/2026, the Company’s Brazilian subsidiary ceased accepting new customer deposits on September 25, 2026, and its betting website and applications became unavailable on October 6, 2026.

Igor Salindrija Loan

On October 13, 2026, with effect from September 1, 2026, the Company entered into Addendum No. 3 to the Igor Salindrija loan agreement.

Officer Appointment

On October 2, 2026, the Board of Directors appointed Zhe ‘Scott’ Yan as Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer.

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

Our Business

We  (i) operate online sports betting, online casino, and gaming operations in 19 jurisdictions across Europe, Africa and Central and South America, (ii) are an innovative provider of enterprise Software-as-a-Service (“SaaS”) solutions for online casino operators and online sports betting operators, commonly referred to as iGaming operators, and (iii) offer pay-to-enter prize competitions in the United Kingdom (UK) and lead trade promotions in Australia, providing members with free prizes.

Online Sports Betting, Online Casino, And Gaming Operations

We are a well-established brand and operator in the sports betting and gaming industry, spanning across 19 markets in Europe, Central and South America, and Africa. We employ approximately 1,200 personnel, operating both online (mobile and web) and approximately 700 company-owned or franchised betting shops, with a primary focus (in those shops) on sports betting, slot machines, and virtual games. Of those 700 shops, approximately 260 are owned by our subsidiaries and approximately 440 shops are owned by franchisees. This is complemented by a variety of slot machines and online casinos, eSports, fixed odds games, and other entertainment options, contingent on the regulatory parameters of the specific jurisdictions. While sports betting is a primary focus, our online casino revenue has grown significantly over the past several years.

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

We offer a diverse and multifaceted portfolio of betting options that extends beyond traditional sports betting. We offer a portfolio of gaming products including casino games, slots, roulette, and other random number generator (RNG) games. We also own our own casino development studio, which has thus far produced 101 proprietary titles, which are available online, where regulatory approval is granted, catering to customers on our proprietary casino platform. RNG games are games in which the outcome is determined by a random element generated by a computer algorithm. These games rely on chance rather than skill or strategy to determine the results.

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

Recent Regulatory Updates

Brazil—Prohibition on Fixed-Odds Sports Betting and Online Casinos

Brazilian Provisional Measure No. 1,394/2026, issued September 25, 2026, reverses Brazil’s prior framework for legalized fixed-odds betting. That framework was introduced by Law No. 13,756/2018 and further regulated by Law No. 14,790/2023. The measure repeals the relevant chapter of the 2018 law and nearly all of the 2023 law. It prohibits the operation, offering, intermediation and advertising of fixed-odds sports betting and online casino-style betting throughout Brazil, in physical and virtual form, including offerings by foreign operators to persons located in Brazil. Other legally authorized lottery formats remain unaffected.

The measure provides for termination of existing federal, state and Federal District betting authorizations 30 days after publication, without refunds of licensing fees or government compensation, and prohibits new authorizations. New customer deposits were barred beginning on September 25, 2026. Customers could request withdrawal of their balances until October 5, 2026, and betting websites and applications were required to become unavailable starting October 6, 2026. The measure also establishes procedures for returning remaining customer balances, wagers whose results had not been determined by the applicable shutdown deadline (which are voided and refunded in full) and prizes owed. It prohibits related advertising and sponsorships, subject to applicable transitional provisions, and prohibits payment processing except for transactions necessary to close operations and return customer funds. It establishes blocking mechanisms and administrative penalties while preserving operators’ outstanding regulatory, tax and reporting obligations. Separately, pending Bill No. 5,477/2026 would establish criminal offenses relating to fixed-odds betting, including proposed penalties of four to six years’ imprisonment and a fine for operating such betting, and two to four years’ imprisonment and a fine for specified advertising, solicitation and financial-facilitation activities. These proposed offenses have not taken effect.

The measure took effect upon publication. As of the date of this Report, it remains pending congressional consideration for conversion into permanent law, and the initial deadline for deliberation is November 23, 2026, subject to extension. Industry associations have separately petitioned the Federal Supreme Court to suspend the measure, and the Attorney General’s Office has defended it. The constitutional challenges remain pending, and the Court has scheduled a public hearing for November 3, 2026.

See also the risk factor entitled “Regulatory developments and operational uncertainties in Brazil could adversely affect our business, financial condition and results of operations.”, under Part II, Item 1A, “Risk Factors”, below.

United Kingdom—VAT Treatment of Prize Draws

On February 17, 2026, the UK government answered a Parliamentary Question tabled on February 9, 2026. The answer set out HMRC’s position that prize draws offering both paid and free entry routes are not eligible for VAT exemption and that paid entries are subject to VAT at the standard rate of 20%. Such arrangements commonly include a free postal entry route which, provided the applicable statutory requirements are satisfied, may enable the draw to operate without being regulated as a lottery under the Gambling Act 2005. However, compliance with those gambling law requirements does not itself determine the arrangement’s VAT treatment.  In summer 2026, HMRC began writing to operators in the sector asking them to review their VAT accounting and correct any errors identified. This creates potential exposure for operators that have treated paid entries as exempt, including potential liabilities for historical VAT, interest and, depending on the circumstances, penalties.

The principal unresolved issue is whether paid entries in such arrangements nevertheless fall within the UK’s VAT exemption for betting, gaming and lotteries contained in Group 4 of Schedule 9 to the Value Added Tax Act 1994. There remains a dispute as to whether the classification of such arrangements under UK gambling legislation determines their treatment for VAT purposes.  The First-tier Tribunal heard Omaze’s appeal concerning the VAT treatment of its paid prize draw entries on October 16, 2026, with a decision expected in spring 2027. Omaze has stated that it has paid UK VAT since 2021 and that it is one of a limited number of prize-draw operators HMRC has required to do so. As of the date of this Report, the outcome remains pending and the anticipated decision date is not a binding deadline. Although the decision of the Tribunal may provide significant guidance for the prize draw sector, its application will depend on the arrangements considered and any subsequent appeals. Pending resolution, affected operators face uncertainty over historical liabilities, future pricing and margins, and the availability of related input VAT recovery.

See also the risk factor entitled “Our UK prize competition business may be subject to significant historical and future value-added tax liabilities, which could materially adversely affect our business, financial condition, results of operations and cash flows”, under Part II, Item 1A, “Risk Factors”, below.

Australia—Limitations on Trade Promotion Gambling Services

On August 26, 2026, Australia’s Interactive Gambling Amendment (Gambling Reform) Act 2026 (Cth) received Royal Assent. It amends the Interactive Gambling Act 2001 (Cth) (IGA) as part of a broader package intended to reduce online gambling harms. The reforms address wagering advertising, customer inducements, self-exclusion and enforcement against illegal gambling services, as well as online lottery products and the definition of trade promotion gambling services. The amendments relevant to trade promotions commence on January 1, 2027. Their purpose is to narrow the circumstances in which a chance-based promotion can operate under the trade promotion exclusion. This has particular implications for businesses offering recurring prize draws along with memberships or subscription fees.

Under the amended definition, to be considered a trade promotion gambling service, a promotion must meet four cumulative conditions:

1.	Its sole or primary purpose must be promoting trade.
2.	The promotion must be incidental to supplying goods or services by the service provider or the person for whom the service is provided.
3.	Entry into the promotion must require no payment other than for goods or services at fair market value.
4.	Participation in a promotion must not be offered on an ongoing or recurring basis as part of a system of continuous or repeated draws.

A separate qualification applies where the service is provided by a qualifying registered charity, subject to the Minister’s power to determine that a service does not qualify. The Minister may also determine that a service is, or is not, a trade promotion gambling service. A state or territory trade promotion permit will not, by itself, bring a service within the federal definition. Consequently, affected operators may need to restructure or discontinue offerings to Australian customers before commencement, and continued operation outside the applicable exclusions may attract enforcement under the IGA.

See also the risk factor entitled “Changes in Australian gambling laws and regulations could materially and adversely affect our use of Australian trade promotion lottery as part of our business.”, under Part II, Item 1A, “Risk Factors”, below.

Cash Requirements, Liquidity and Capital Resources

We had $15,981,765 cash on hand and a working capital deficit of $9,100,473 as of September 30, 2026. We believe our cash on hand is sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months. We will continue to evaluate our long-term operating performance and cash needs and we believe we are well positioned to continue to fund the long-term operations of our business. We may raise additional equity and debt funding in the future, including up to $16.9 million that is available to be sold under our November 22, 2024, Equity Distribution Agreement in at-the-market offerings, subject to potential limitations on such sales pursuant to the “baby shelf” Form S-3 rules, which prevent us from selling more than 1/3rd of our float every 12 months.

Our material cash requirements include the following contractual obligations:

Debt:

The Company currently has the following outstanding debts:

1.	Unicredit Bank Facility;
2.	Igor Salindrija Facility;
3.	Makerplay Entretenimento & Marketing Limitada Facility; and
4.	Loans from former shareholders of Fair Bet Limited.

The outstanding balances of these debt facilities as of September 30, 2026 and December 31, 2025 are presented below:

	As of September 30,	As of December 31,
Description	2026	2025
Unicredit Bank Facility	$6,045,008	$13,327,795
Hipotekarna Bank Facility	$-	$307,496
Igor Salindrija Facility	$638,357	$2,350,000
Makerplay Entretenimento & Marketing Limitada Facility	$1,061,592	$999,564
Loans from former shareholders of Fair Bet Limited	$198,466	$-

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

Consideration payable to the former owners of MeridianBet Group:

As discussed in greater detail in “Note 22 – MeridianBet Group Purchase Agreement”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”, the Company incurred the following payment obligations in connection with the MeridianBet Acquisition:

Consideration payable to the former owners of MeridianBet Group	Cash Consideration Due	Cash Consideration Paid	Paid In Meridian Holdings Inc. Shares	Cash Consideration Balance as of September 30, 2026
Closing Cash Consideration	$12,000,000	$12,000,000	$-	$-
Deferred Cash Consideration	18,000,000	11,498,409	6,501,591	-
Contingent Post-Closing Cash Consideration due 5 days after the six-month anniversary of the Closing	5,000,000	1,709,642	3,290,358	-
12 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	369,540	9,630,460	-
18 Month Non-Contingent Post-Closing Cash Consideration	10,000,000	674,328	8,700,000	625,672
Promissory Note Consideration	15,000,000	-	-	15,000,000
Total	$70,000,000	$26,251,919	$28,122,409	$15,625,672

Pursuant to the amendments to the MeridianBet Group Purchase Agreement and the related promissory notes, the remaining outstanding consideration of $15,625,672 as of September 30, 2026 is due on November 1, 2031. The Company may, at its sole discretion, settle all or any portion of the outstanding consideration at any time prior to the maturity date, without any obligation to make earlier payments.

Liquidity and capital resources

Description	As of September 30, 2026	As of December 31, 2025
Cash and cash equivalents	$15,981,765	$18,078,300
Working capital (deficit)	$(9,100,473)	$(24,128,745)
Shareholders’ equity	$36,656,213	$48,338,626

The Company had $15,981,765 of cash on hand at September 30, 2026 and total assets of $97,468,691   ($32,516,844 of which were current assets) and a working capital deficit of $9,100,473 as of September 30, 2026. The working capital deficit was mainly due to $6,705,268 of current portion of long-term loans included in current liabilities, as well as $24,710,733 of accounts payable. Included in total assets at September 30, 2026 was $2,954,668 of goodwill and $21,726,143 in net intangible assets, as discussed in greater detail above under “Note 8 – Intangible Assets – Software, Licenses, Trademarks, Developed Technology, Customer Relationships, and Non-Compete Agreements”, in the notes to the financial statements included under “Part I. Financial Information—Item 1. Financial Statements”.

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

The decrease in cash of $(2,096,535) between September 30, 2026, and December 31, 2025, was mainly due to the repayment of debt and cash used in investing activities, offset by cash provided by operating activities, as discussed in greater detail below under “Cash Flows”.

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

Cash flows

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$17,739,427	$17,149,595
Cash used in investing activities	$(6,127,253)	$(15,106,190)
Cash used in financing activities	$(11,290,224)	$(17,124,592)

Cash flows from operating activities include net loss adjusted for certain non-cash expenses, and changes in operating assets and liabilities. Non-cash expenses for the nine months ended September 30, 2026, mainly include loss on impairment, amortization expenses on intangible assets, depreciation on property plant and equipment and bad debt expense.

The Company generated cash from operating activities of $17,739,427 during the nine months ended September 30, 2026, due primarily to $11,530,653 of impairment losses, a $4,438,351 increase in accounts payable and accrued liabilities, $3,913,460 of amortization expenses relating to intangible assets, and $3,959,472 of depreciation expenses, which was mainly offset by a $10,599,813 net loss, and a $1,154,473 increase in other current assets.

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

During the nine months ended September 30, 2026, cash used in investing activities was $6,127,253, which was primarily due to $980,390 paid to acquire subsidiaries, $3,064,459 spent on intangible assets, and $1,508,404 spent on property, plant and equipment.

During the nine months ended September 30, 2025, cash used in investing activities was $15,106,190, which was primarily due to $1,709,971 of consideration paid to the former owners of MeridianBet Group in connection with the Meridian Purchase, $715,650 of consideration paid to acquire subsidiaries, $8,229,598 spent on intangible assets, and $4,424,257 spent on property, plant and equipment.

During the nine months ended September 30, 2026, cash used in financing activities was $11,290,224, which was primarily due to repayments on debt of $9,043,611 and a repayment of lease of $2,245,498. Lease payments relate to regular monthly rent for the Company’s retail betting locations and offices, recognized under ASC 842.

During the nine months ended September 30, 2025, cash used in financing activities totaled $17,124,592. This was primarily driven by debt repayments of $17,989,308 and lease repayments of $1,999,714, partially offset by $1,172,000 in loan proceeds, attributable to short-term credit line agreement in the amount of EUR 1,000,000 (approximately $1,172,000) from UniCredit Bank, and $1,692,430 in net proceeds after commissions, from the sale of common stock under the Distribution Agreement as part of at-the-market sales.

The Company had a net decrease in cash of $2,096,535 for the nine months ended September 30, 2026, which is mainly due to repayment of debt, and cash used in investing activities, offset by cash provided by operating activities.

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

Adjusted EBITDA – Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

In addition to our results calculated under generally accepted accounting principles in the United States (“GAAP”), we also present EBITDA and Adjusted EBITDA below. EBITDA and Adjusted EBITDA are “non-GAAP financial measures” presented as a supplemental measure of the Company’s performance. They are not presented in accordance with GAAP. The Company uses EBITDA and Adjusted EBITDA as a metric of profits and successful operations management. In particular, we use Adjusted EBITDA as a milestone for the purposes of certain incentive compensation programs applicable to some of our officers and directors, in order to evaluate our Company’s performance and determine whether certain restricted stock units and cash bonuses will vest as of the end of December 31, 2025. EBITDA means net loss before interest, taxes, depreciation and amortization. Adjusted EBITDA means EBITDA before stock-based compensation, unrealized foreign exchange gain or loss, severance costs related to the termination of executive officers and directors, impairment losses related to goodwill and other intangible assets, and restructuring costs which include charges or expenses attributable to acquisition related costs. EBITDA and Adjusted EBITDA should be viewed as supplemental to, and not as an alternative for net income or loss calculated in accordance with GAAP.

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

Reconciliation of EBITDA and Adjusted EBITDA to Net income (loss):

	Three Months Period Ended		Nine Months Period Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$(14,729,840)	$413,802	$(10,599,813)	$(3,576,306)
+ Interest expense	246,253	510,636	900,164	3,463,665
- Interest income	(135,040)	(62,036)	(176,172)	(122,856)
+ Taxes	179,668	201,636	1,498,922	355,960
+ Depreciation	1,338,467	1,413,163	3,959,472	4,193,434
+ Amortization	1,356,786	2,575,834	3,913,460	7,193,854
EBITDA	$(11,743,706)	$5,053,035	$(503,967)	$11,507,751
+ Stock-based compensation	386,240	546,415	537,005	3,003,054
+ Restructuring costs	-	128,156	-	278,090
- Unrealized foreign exchange gain or (loss)	155,451	(900,672)	686,799	(825,368)
+ Impairment losses on intangible assets	11,530,653	-	11,530,653	-
+ Severance costs	30,000	-	318,741	-
Adjusted EBITDA	$358,638	$4,826,934	$12,569,231	$13,963,527

Results of Operations

Three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods.

	Three Months Ended September 30,
	2026	2025	$Change	%Change
Revenue	$45,964,912	$47,316,308	$(1,351,396)	(2.9)%
Cost of goods sold (COGS)	21,151,756	20,929,885	221,871	1.1%
Gross profit	24,813,156	26,386,423	(1,573,267)	(6.0)%
Selling, general and administrative expenses	28,193,166	26,774,044	1,419,122	5.3%
Impairment of goodwill	5,903,000	-	5,903,000	n/m
Impairment of intangible assets	5,627,653	-	5,627,653	n/m
Total operating expenses	39,723,819	26,774,044	12,949,775	48.4%
Income (loss) from operations	(14,910,663)	(387,621)	(14,523,042)	n/m
Interest expense	246,253	510,636	(264,383)	(51.8)%
Interest earned	135,040	62,036	73,004	117.7%
Foreign exchange gain (loss)	(102,655)	817,201	(919,856)	n/m
Other income	574,359	634,458	(60,099)	(9.5)%
Provision for income taxes	179,668	201,636	(21,968)	(10.9)%
Net income (loss)	(14,729,840)	413,802	(15,143,642)	n/m
Net loss attributable to noncontrolling interest	(1,473,443)	(152,212)	(1,321,231)	(868.0)%
Net income (loss) attributable to MRDN	$(13,256,397)	$566,014	$(13,822,411)	n/m

“N/m” means not meaningful.

Revenue. Revenue decreased by $1,351,396, or 2.9%, to $45,964,912 for the three months ended September 30, 2026, from $47,316,308 for the three months ended September 30, 2025. The decrease in revenues was primarily attributable to a decline in revenues from the RKings and CFAC segment, which decreased by $2,187,681, or approximately 19.3%, from $11,322,042 for the three months ended September 30, 2025, to $9,134,361 for the three months ended September 30, 2026. The decline was primarily driven by increased market competition, which adversely affected customer acquisition and engagement, resulting in reduced participation in prize competitions and lower overall sales volumes.

Revenues from online casino from MeridianBet Group increased by $2,516,906 , or 17%, to $17,116,084 for the three months ended September 30, 2026, from $14,599,178 for the three months ended September 30, 2025, mainly due to the increase in the offer of online casino games from different providers to 2,500+ and the integration of 10+ new providers (including AIR Dice, Push Gaming and EGT Digital), as well as Betsoft, in Q3 2026, while in the same quarter Fazi was integrated in Malta, and revenues from online sports betting decreased by $1,587,660, or 15%, to $8,694,709 for the three months ended September 30, 2026, from $10,282,369 for the three months ended September 30, 2025, due to unfavorable football results in the opening matches at the start of the European football season, which resulted in a lower online sports betting margin of 7.4%, compared to 8.2% in the same quarter last year. Revenues from retail sports betting and retail casino decreased by $204,669, or 3%, to $6,534,270 for the three months ended September 30, 2026, from $6,738,939 for the three months ended September 30, 2025, mainly due to unfavorable football results in the opening matches at the start of the European football season which resulted in a lower retail sports betting margin of 10.7%, compared to 13.6% in the same quarter last year. Despite this, we opened 2 new locations in Serbia (Šajkaš in July and Užice Plaza in September 2026) and relocated Jakovo to a larger location in August 2026, which have already begun delivering strong revenues for the fourth quarter of 2026. The growth of retail casino revenue was primarily driven by 100+ new slot machines, mostly of the Impera brand (Novomatic), which has also resulted in increased revenues. Accordingly, we managed to increase our retail casino margin to 15% in the third quarter of 2026, compared to 14.7% in the same quarter last year.

COGS. Costs of goods (COGS) sold increased by $221,871, or 1.1%, to $21,151,756 for the three months ended September 30, 2026, from $20,929,885 for the three months ended September 30, 2025. Cost of goods sold from the RKings and CFAC segment decreased by $1,416,165, or approximately 16.9%, from $8,385,104 for the three months ended September 30, 2025, to $6,968,939 for the three months ended September 30, 2026. The decrease was primarily attributable to a reduction in the average prize value per competition. Although the total number of competitions increased during the period, the lower average prize value resulted in an overall decrease in the cost of goods sold. MeridianBet Group COGS from online casino, online sports betting, retail casino, retail sports betting, bars and franchise fees increased by $1,413,428 in total, or 14%, to $11,798,436 for the three months ended September 30, 2026, from $10,385,008 for the three months ended September 30, 2025, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit decreased by $1,573,267, or 6.0%, to $24,813,156 for the three months ended September 30, 2026, from $26,386,423 for the three months ended September 30, 2025. Gross profit from the RKings and CFAC segment decreased by $771,516, or approximately 26.3%, from $2,936,938 for the three months ended September 30, 2025, to $2,165,422 for the three months ended September 30, 2026. The decrease was primarily attributable to lower revenues resulting from increased market competition, which was partially offset by a reduction in cost of goods sold. The segment's gross profit margin decreased from 25.9% to 23.7%, as the decline in revenues outpaced the reduction in cost of goods sold. MeridianBet Group gross profit from online casinos increased by $1,090,060 or 11%; gross profit from online sports betting decreased by $1,395,440, or 20%, and gross profit from retail sports betting and retail casino decreased by $376,477 or 8% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in gross profits was due to the decrease in the revenues as discussed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, bad debt expenses, rents and utilities, as discussed below.

Stock-based compensation (included in SG&A) for the three months ended September 30, 2026, was $386,240, compared to $546,415 for the three months ended September 30, 2025, representing a $160,175 decrease from the prior period. The decrease was primarily attributable to lower compensation expense recognized in connection with previously granted restricted stock units (“RSUs”), as the majority of these awards had fully vested and the related compensation expense had been fully recognized in prior periods.

Amortization expenses for the three months ended September 30, 2026, were $1,356,786, compared to $2,575,834 for the three months ended September 30, 2025, a $1,219,048, or 47.3% decrease from the prior period. The decrease was primarily attributable to the impairment of intangible assets recognized in the prior year, which reduced the amortizable asset base.

Salaries and wages for the three months ended September 30, 2026, were $6,852,033, compared to $6,550,945 for the three months ended September 30, 2025, a $301,088 or 4.6% increase from the prior period, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the three months ended September 30, 2026, were $815,261, compared to $933,433 for the three months ended September 30, 2025, a $118,172 or 12.7% decrease from the prior period. The decrease was primarily attributable to lower legal and advisory fees due to fewer acquisition, financing, and other corporate transaction activities during the current period.

Marketing expenses for the three months ended September 30, 2026, were $7,272,596, compared to $6,888,120 for the three months ended September 30, 2025, a $384,476 or 5.6% increase from the prior period, which was primarily driven by the intensified marketing campaigns around the FIFA World Cup held in the United States, Mexico and Canada. The tournament significantly boosted customer interest and betting activity, while the UX enhancements introduced in preparation for the FIFA World Cup, including new features and visual presentation updates, continued to support user engagement beyond the end of the competition.

Bad debt expenses for the three months ended September 30, 2026, were $965,865, compared to $60,310 for the three months ended September 30, 2025, a $905,555 increase for the period, which was primarily attributable to the increased bad debt associated with the Company’s resale of gaming content business. During the three months ended September 30, 2026, the Company recognized bad debt expenses and subsequently wrote off approximately $130,238 and $127,110 in outstanding receivables from Articulate Pty Ltd (“Articulate”), which is owned by Anthony Brian Goodman, our former Chief Executive Officer and his wife, and Elray Resources Inc. (“Elray”), which Mr. Goodman serves as CEO and  Director of, and which Ms. Weiting ‘Cathy’ Feng, the Company’s former COO, serves as Treasurer and Director of, respectively, due to prolonged non-payment and management’s determination that these balances were uncollectible. In addition, the Company recorded an allowance for doubtful accounts of approximately $500,000 related to another third-party customer, based on management’s assessment of the customer’s financial condition, ability to meet its payment obligations, and the collectability of the outstanding receivable.

Rents and utilities for the three months ended September 30, 2026, were $2,575,092, compared to $2,209,303 for the three months ended September 30, 2025, a $365,789 or 16.6% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Impairment of Goodwill and Impairment of Intangible Assets. Impairment losses for the three months ended September 30, 2026, were $11,530,653, compared to $0 for the three months ended September 30, 2025. The significant increase in impairment losses was primarily attributable to the goodwill impairment charges associated with the Golden Matrix reporting unit. During the three months ended September 30, 2026, in preparation of the filing of this Report, the Company identified indicators that the fair value of its Golden Matrix reporting unit may be below its carrying amount, including continued operating losses and a revised forecast. The Company performed an interim quantitative impairment test as of September 30, 2026, estimating fair value using a weighted combination of a discounted cash flow method and a market capitalization method. The carrying amount exceeded the estimated fair value, and the Company recognized a goodwill impairment charge of $5.9 million. Following the charge, goodwill allocated to the Golden Matrix reporting unit was $2.0 million. In addition, during the three months ended September 30, 2026 in preparation of the filing of this Report, the Company identified impairment indicators related to its Brazilian gaming operations due to adverse regulatory developments and continued operating losses. Following the issuance of Brazilian Provisional Measure No. 1,394/2026 on September 25, 2026, which prohibits fixed-odds sports betting and online casino-style betting throughout Brazil, including offerings by foreign operators to persons in Brazil, management performed an impairment assessment in accordance with ASC 360. Based on projected future cash flows and estimated fair values, the Company recognized an impairment loss of approximately $5.5 million, consisting of $4.1 million related to its Brazilian gaming license, and $1.4 million related to the Magicbet777 domain and associated player database, which were previously acquired by the Company as part of its expansion into the Brazilian gaming market. Following the acquisition, the acquired players were migrated to the Company's Meridianbet platform, through which the Company conducted its Brazilian gaming operations. The impairment was primarily attributable to regulatory restrictions imposed on online gaming operations in Brazil, which significantly reduced the expected future cash flows and economic benefits associated with these assets. Additionally, the Company recognized an impairment loss of approximately $92,000 related to trademarks acquired in connection with the acquisition of Media Games Malta in July 2024. Media Games Malta ceased its operations in January 2026 as part of the Company's business restructuring decision to discontinue certain operations. As a result of the cessation of operations, management determined that the associated trademarks were no longer expected to generate future economic benefits and recognized an impairment charge of approximately $92,000 during the three months ended September 30, 2026. See also, “Note 1 - Basis of Presentation and Accounting Policies—Impairment of Intangible Assets” and “—Goodwill”, in the notes to consolidated financial statements, above.

Total operating expenses. Total operating expenses, including selling, general and administrative expenses and impairment losses, increased by $12,949,775, or 48.4%, to $39,723,819 for the three months ended September 30, 2026, from $26,774,044 for the three months ended September 30, 2025.

Interest expense. Interest expense decreased by $264,383, or 51.8%, to $246,253 for the three months ended September 30, 2026, from $510,636 for the three months ended September 30, 2025. The decrease was primarily attributable to the Company's continued repayment of outstanding loan balances, resulting in lower interest expense during the period.

Interest earned. Interest earned increased by $73,004, to $135,040 for the three months ended September 30, 2026, from $62,036 for the three months ended September 30, 2025. The increase was mainly due to interest income from Eurobonds.

Foreign exchange loss. Foreign exchange loss increased by $919,856, to $102,655 for the three months ended September 30, 2026, compared to a foreign exchange gain of $817,201 for the three months ended September 30, 2025. The increase in loss was primarily driven by volatility and unfavorable fluctuations in the EUR/RSD/USD exchange rates, which impacted the remeasurement of the Company’s monetary assets and liabilities denominated in euros and Serbian dinars. Volatility in the euro and Serbian dinar against the U.S. dollar, as well as across other currencies used by the Group, including differences between average and period-end exchange rates, resulted in higher unrealized foreign exchange losses.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the three months ended September 30, 2026, and 2025, other income amounted to $574,359 and $634,458, respectively.

Provision for income taxes. We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was -16.47% and -11.05% for the nine months ended September 30, 2026 and 2025, respectively. In addition, our effective tax rate was -1.23% and 32.76% for the three months ended September 30, 2026 and 2025, respectively. The change in the effective tax rate for the nine months ended September 30, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest in the acquired entity is measured at the proportionate share of each acquired entity, and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the three months ended September 30, 2026 and 2025, net loss attributable to noncontrolling interests amounted to $1,473,443 and $152,212, respectively, representing an increase of $1,321,231. The increase was primarily attributable to higher net losses incurred by Meridian Gaming Brazil SPE Ltda. during the three months ended September 30, 2026, principally resulting from the impairment charges recognized in connection with its gaming operations in Brazil, as discussed above.

Net income (loss) attributable to MRDN. Net loss attributable to MRDN was $13,256,397 for the three months ended September 30, 2026, compared to net income of $566,014 for the three months ended September 30, 2025, representing an unfavorable change of $13,822,411. The change from net income to net loss was primarily attributable to impairment charges recognized during the period, lower revenues and gross profit, and increased operating expenses, as discussed above.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The following table summarizes the consolidated results of operations for the interim periods indicated, and the changes between the periods.

	Nine Months Ended September 30,
	2026	2025	$Change	%Change
Revenue	$146,262,781	$133,284,729	$12,978,052	9.7%
Cost of goods sold (COGS)	66,450,465	58,325,326	8,125,139	13.9%
Gross profit	79,812,316	74,959,403	4,852,913	6.5%
Selling, general and administrative expenses	77,595,267	77,757,891	(162,624)	(0.2)%
Impairment of goodwill	5,903,000	-	5,903,000	n/m
Impairment of intangible assets	5,627,653	-	5,627,653	n/m
Total operating expenses	89,125,920	77,757,891	11,368,029	14.6%
Income (loss) from operations	(9,313,604)	(2,798,488)	(6,515,116)	(232.8)%
Interest expense	900,164	3,463,665	(2,563,501)	(74.0)%
Interest earned	176,172	122,856	53,316	43.4%
Foreign exchange gain (loss)	(676,924)	1,187,414	(1,864,338)	n/m
Other income	1,613,629	1,731,537	(117,908)	(6.8)%
Provision for income taxes	1,498,922	355,960	1,142,962	321.1%
Net income (loss)	(10,599,813)	(3,576,306)	(7,023,507)	(196.4)%
Net loss attributable to noncontrolling interest	(1,769,261)	(326,367)	(1,442,894)	(442.1)%
Net income (loss) attributable to MRDN	$(8,830,552)	$(3,249,939)	$(5,580,613)	(171.7)%

“N/m” means not meaningful.

Revenue. Revenue increased by $12,978,052, or 9.7%, to $146,262,781 for the nine months ended September 30, 2026, from $133,284,729 for the nine months ended September 30, 2025.

Revenues from online casino from MeridianBet Group increased by $8,139,161, or 21%, to $46,857,477 for the nine months ended September 30, 2026, from $38,718,317 for the nine months ended September 30, 2025, mainly due to the increase in the offer of online casino games from different providers to 2,500+ and the integration of 10+ new providers (including AIR Dice, Push Gaming and EGT Digital), as well as Betsoft, an online casino game provider, and in Malta integrated FAZI, a provider of slot and table games. Additionally, the new game “Gates of Olympia”, launched by the Company’s studio Expanse, became one of the top 3 most popular games in the first nine months of 2026.

Revenues from online sports betting increased by $3,515,074, or 12%, to $33,519,292 for the nine months ended September 30, 2026, from $30,004,218 for the nine months ended September 30, 2025, mainly due to introduction of additional live streaming coverage across a wider range of sporting events, which had a positive impact by increasing customer engagement and time spent on the platform. It is also important to note that, despite the betting margin being below expectations, no measures were taken to reduce the competitiveness of the odds offered. Maintaining attractive odds helped preserve the appeal of the Sports Betting offering and supported continued customer engagement. This affected the overall online sports betting margin for the nine-month period, which decreased from 9.1% to 8.9% in 2026.

Revenues from retail sports betting and retail casino increased by $2,655,098, or 15%, to $20,876,689 for the nine months ended September 30, 2026, from $18,221,592 for the nine months ended September 30, 2025. Retail casino revenue increased by $2,387,703, or 24%, to $12,502,707, primarily driven by 100+ new slot machines, mostly of the Impera brand (Novomatic), which has proven very successful, resulting in a retail casino margin of 15% in the third quarter, compared to 14.7% in the same quarter last year. Retail sports betting revenue increased by $267,395, or 3%, to $8,373,983, supported by the expansion of our retail network in Serbia, where we opened 2 new locations (Šajkaš, Serbia in July 2026 and Užice Plaza, Serbia in September 2026) and relocated our Jakovo, Serbia location to a larger location in August 2026, which is already delivering strong revenues.

Revenues from the RKings and CFAC segment decreased by $844,481, or approximately 2.6%, from $32,884,664 for the nine months ended September 30, 2025, to $32,040,183 for the nine months ended September 30, 2026. The decrease was primarily attributable to lower transaction volumes and average customer spending, driven by increased market competition, changes in customer purchasing behavior, and reduced effectiveness of certain digital advertising channels, which adversely affected customer acquisition and engagement.

COGS. Costs of goods (COGS) sold increased by $8,125,139, or 13.9%, to $66,450,465 for the nine months ended September 30, 2026, from $58,325,326 for the nine months ended September 30, 2025. MeridianBet Group COGS from online casino, online sports betting, retail casino, retail sports betting, bars and franchise fees increased by $8,084,367, or 30%, to $34,839,701 for the nine months ended September 30, 2026, from $26,755,333 for the nine months ended September 30, 2025, mainly due to the increase in the variable amounts of gaming tax and software fee costs which were in line with the increase in income from online casinos, online sports betting, retail casinos and retail sports betting.

Gross profit. Gross profit increased by $4,852,913, or 6.5%, to $79,812,316 for the nine months ended September 30, 2026, from $74,959,403 for the nine months ended September 30, 2025. MeridianBet Group gross profit from online casinos increased by $4,001,045 or 15%; gross profit from online sports betting increased by $1,245,448 , or 6%, and gross profit from retail sports betting and retail casino increased by $1,102,096 or 9% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in gross profits was due to the increase in the revenues as discussed above. Gross profit from the RKings and CFAC segment decreased by $1,702,469, or approximately 19.0%, from $8,960,603 for the nine months ended September 30, 2025, to $7,258,134 for the nine months ended September 30, 2026. The decrease was primarily attributable to lower revenues and an increase in cost of goods sold during the period, resulting in a decline in the segment's gross profit margin from 27.2% to 22.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses consisted primarily of stock-based compensation, depreciation expenses, amortization expenses, salary and wages, professional fees, marketing expenses, bad debt expenses, rents and utilities, as discussed below.

Stock-based compensation (included in SG&A) for the nine months ended September 30, 2026, was $537,005, compared to $2,914,451 for the nine months ended September 30, 2025, representing a $2,377,446 decrease from the prior period. The decrease was primarily attributable to fewer RSUs granted to the Company’s employees and directors, fewer shares issued for services during the period, and the reversal of previously accrued stock-based quarterly salary compensation for the Company’s executives. The reversal resulted from an agreement entered into in June 2026 with certain executives to reduce the number of shares to be issued in settlement of accrued salary compensation, reflecting shares that had previously been issued upon the vesting of restricted stock units under the Company's 2023 Equity Incentive Plan.

Amortization expenses for the nine months ended September 30, 2026, were $3,913,460, compared to $7,193,854 for the nine months ended September 30, 2025, a $3,280,394, or 45.6% decrease from the prior period. The decrease was primarily attributable to the impairment of intangible assets recognized in the prior year, which reduced the amortizable asset base.

Salaries and wages for the nine months ended September 30, 2026, were $21,128,625, compared to $19,683,749 for the nine months ended September 30, 2025, a $1,444,876 or 7.3% increase from the prior period, which was due mainly to increased headcount to both support revenue growth and to enable the entry into new markets for the current period, as well as an increase in employee salaries, compared to the prior period.

Professional fees for the nine months ended September 30, 2026, were $2,813,944, compared to $3,009,083 for the nine months ended September 30, 2025, a $195,139 or 6.5% decrease from the prior period. The decrease was primarily attributable to lower legal and advisory fees due to fewer acquisition, financing, and other corporate transaction activities during the current period.

Marketing expenses for the nine months ended September 30, 2026, were $19,535,860, compared to $19,639,498 for the nine months ended September 30, 2025, a $103,638 or 0.5% decrease from the prior period.

Bad debt expenses for the nine months ended September 30, 2026, were $1,163,524, compared to $229,239 for the nine months ended September 30, 2025, a $934,285 increase for the period, which was primarily attributable to the increased bad debt associated with the Company’s resale of gaming content business. During the nine months ended September 30, 2026, the Company recognized bad debt expenses and subsequently wrote off approximately $130,238 and $127,110 in outstanding receivables from Articulate and Elray, respectively, due to prolonged non-payment and management’s determination that these balances were uncollectible. In addition, the Company recorded an allowance for doubtful accounts of approximately $500,000 related to another third-party customer, based on management’s assessment of the customer’s financial condition, ability to meet its payment obligations, and the collectability of the outstanding receivable.

Rents and utilities for the nine months ended September 30, 2026, were $6,702,573, compared to $5,718,607 for the nine months ended September 30, 2025, a $983,966 or 17.2% increase from the prior period, which was mainly due to the opening of new betting shops, which contributed to the growth of rent and utility costs, as well as the general increase in heating, electricity, telephone and internet costs, due to inflationary trends.

Impairment of Goodwill and Impairment of Intangible Assets. Impairment losses for the nine months ended September 30, 2026, were $11,530,653, compared to $0 for the nine months ended September 30, 2025. The significant increase in impairment losses was primarily attributable to the goodwill impairment charges associated with the Golden Matrix reporting unit. During the three months ended September 30, 2026, in connection with the preparation of this Report, the Company identified indicators that the fair value of its Golden Matrix reporting unit may be below its carrying amount, including continued operating losses and a revised forecast. The Company performed an interim quantitative impairment test as of September 30, 2026, in connection with the preparation of this Report, estimating fair value using a weighted combination of a discounted cash flow method and a market capitalization method. The carrying amount exceeded the estimated fair value, and the Company recognized a goodwill impairment charge of $5.9 million. Following the charge, goodwill allocated to the Golden Matrix reporting unit was $2.0 million. In addition, during the three months ended September 30, 2026, in connection with the preparation of this Report, the Company identified impairment indicators related to its Brazilian gaming operations due to adverse regulatory developments and continued operating losses. Following the issuance of Brazilian Provisional Measure No. 1,394/2026 on September 25, 2026, which prohibits fixed-odds sports betting and online casino-style betting throughout Brazil, including offerings by foreign operators to persons in Brazil, management performed an impairment assessment in accordance with ASC 360. Based on projected future cash flows and estimated fair values, the Company recognized an impairment loss of approximately $5.5 million, consisting of $4.1 million related to its Brazilian gaming license, and $1.4 million related to the Magicbet777 domain and associated player database, which were previously acquired by the Company as part of its expansion into the Brazilian gaming market. Following the acquisition, the acquired players were migrated to the Company's Meridianbet platform, through which the Company conducted its Brazilian gaming operations. The impairment was primarily attributable to regulatory restrictions imposed on online gaming operations in Brazil, which significantly reduced the expected future cash flows and economic benefits associated with these assets. Additionally, the Company recognized an impairment loss of approximately $92,000 related to trademarks acquired in connection with the acquisition of Media Games Malta in July 2024. Media Games Malta ceased its operations in January 2026 as part of the Company's business restructuring decision to discontinue certain operations. As a result of the cessation of operations, management determined that the associated trademarks were no longer expected to generate future economic benefits and recognized an impairment charge of approximately $92,000 during the three months ended September 30, 2026. See also, “Note 1 - Basis of Presentation and Accounting Policies—Impairment of Intangible Assets” and “—Goodwill”, in the notes to consolidated financial statements, above.

Total operating expenses. Total operating expenses, including selling, general and administrative expenses and impairment losses, increased by $11,368,029, or 14.6%, to $89,125,920 for the nine months ended September 30, 2026, from $77,757,891 for the nine months ended September 30, 2025.

Interest expense. Interest expense decreased by $2,563,501, or 74%, to $900,164 for the nine months ended September 30, 2026, from $3,463,665 for the nine months ended September 30, 2025. The decrease primarily reflects the repayment of an October 2024 Secured Convertible Note in early April 2025, resulting in no interest accruals for the October 2024 Secured Convertible Note during the current year. In addition, the Company continued to repay the outstanding balances of its other loans, which further reduced interest expense during the period.

Interest earned. Interest earned increased by $53,316, to $176,172 for the nine months ended September 30, 2026, from $122,856 for the nine months ended September 30, 2025. The increase was mainly due to interest income from Eurobonds.

Foreign exchange gain (loss). Foreign exchange results decreased by $1,864,338, to a loss of $676,924 for the nine months ended September 30, 2026, compared to a gain of $1,187,414 for the nine months ended September 30, 2025. The decrease was primarily driven by volatility and unfavorable fluctuations in the EUR/RSD/USD exchange rates, which impacted the remeasurement of the Company’s monetary assets and liabilities denominated in euros and Serbian dinars. Volatility in the euro and Serbian dinar against the U.S. dollar, as well as across other currencies used by the Group, including differences between average and period-end exchange rates, resulted in higher unrealized foreign exchange losses.

Other Income. Other income is related to income from marketing services for third-party advertising in MeridianBet Group betting shops, sale of fixed assets, value-added-tax (VAT) refunds, income from compensation for damages, income from reduction of liabilities and other income that is not directly related to the Company's core activity. For the nine months ended September 30, 2026, and 2025, other income amounted to $1,613,629 and $1,731,537, respectively.

Provision for income taxes. We are subject to federal and state income taxes in the United States, as well as income taxes in the foreign jurisdictions in which we operate. Our effective tax rate was -16.47% and -11.05% for the nine months ended September 30, 2026 and 2025, respectively. In addition, our effective tax rate was -1.23% and 32.76% for the three months ended September 30, 2026 and 2025, respectively. The change in the effective tax rate for the nine months ended September 30, 2026, compared with the same period in 2025, was primarily due to a change in the jurisdictional mix of income.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest in the acquired entity is measured at the proportionate share of each acquired entity, and for (a) Meridian Gaming Brazil SPE Ltda in the percentage of 30% (b) Fair Champions Meridian Ltd. Cyprus in the percentage of 49%, and (c) Classics Holding Pty Ltd Australia in the percentage of 20%. For the nine months ended September 30, 2026, and 2025, net loss attributable to noncontrolling interest amounted to $1,769,261 and $326,367, respectively. The increase was primarily attributable to higher net losses incurred by Meridian Gaming Brazil SPE Ltda. during the nine months ended September 30, 2026, principally resulting from the impairment charges recognized in connection with its gaming operations in Brazil, as discussed above.

Net income (loss) attributable to MRDN. Net loss attributable to MRDN increased by $5,580,613 to $8,830,552 for the nine months ended September 30, 2026, from a net loss of $3,249,939 for the nine months ended September 30, 2025. The increase was mainly due to impairment charges recognized during the period and increased operating expenses, partially offset by higher revenues and gross profit, as discussed above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates past judgments and estimates, including those related to bad debts, accrued liabilities, goodwill and contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting policies and related risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026, are those that depend most heavily on these judgments and estimates. As of September 30, 2026, there had been no material changes to any of the critical accounting policies contained therein. “Note 1 – Basis of Presentation and Accounting Policies,” of the notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Commission on March 31, 2026, describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The critical accounting estimates include transactions, assets, liabilities and obligations that are stated in foreign local currency and their conversion to US currency. Resulting loss on currency conversions related to assets and liabilities is recognized in shareholders’ equity in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets and foreign currency transaction gains and losses are recognized in other income (expense) in the consolidated statements of operations and comprehensive income.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K.

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company’s Chief Executive Officer (the principal executive officer) and Chief Accounting Officer (principal financial officer and principal accounting officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon such evaluation, the Chief Executive Officer and the Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the Commission pursuant to the Exchange Act, is recorded properly, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, on October 2, 2026, the Board of Directors of the Company promoted Mr. Zhe ‘Scott’ Yan, the Company’s then financial accounting manager, to the roles of Chief Accounting Officer, Principal Financial Officer and Principal Accounting Officer of the Company, effective immediately. In connection with such promotion, Mr. William Scott, the President, Chief Financial Officer, Treasurer and Chairman of the Board of Directors of the Company, ceased serving as Principal Financial Officer and Principal Accounting Officer of the Company effective October 2, 2026. Mr. Scott continues to serve as President, Chief Financial Officer, Treasurer and Chairman of the Board of Directors of the Company.

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

Regulatory developments and operational uncertainties in Brazil could adversely affect our business, financial condition and results of operations.

The gaming and sports betting industry in Brazil is subject to an evolving regulatory environment, including licensing requirements, operating restrictions, taxation and other compliance obligations. In September 2026, the Brazilian government introduced significant regulatory changes affecting the gaming and sports betting market, which have created substantial uncertainty regarding the Company's existing operations and future business prospects in Brazil.

These regulatory developments have adversely affected the recoverability of certain assets associated with the Company's Brazilian operations. As a result, during the quarter ended September 30, 2026, the Company recognized impairment losses of approximately $5.5 million, consisting of $4.1 million related to its Brazilian gaming license, and $1.4 million related to the Magicbet777 domain and associated player database.

In light of these regulatory developments and the resulting operational restrictions, the Company does not expect to resume its gaming operations in Brazil during the remainder of 2026. The Company currently anticipates maintaining a limited local presence, including an office and minimal operating expenditures, primarily to support certain administrative and regional activities, including activities related to Portugal, while monitoring ongoing legal proceedings and judicial decisions that may affect its ability to resume operations in Brazil.

The timing and feasibility of any potential resumption of gaming operations in Brazil remain uncertain and will depend on future regulatory developments, the outcomes of relevant legal proceedings and management's assessment of the commercial viability of such operations. There can be no assurance that the Company will be able to resume its operations in Brazil or recover any additional investments or expenditures previously incurred.

The continued suspension of operations, together with the costs associated with maintaining a limited local presence, could result in additional operating losses, employee-related costs, contractual obligations, regulatory compliance expenses or other financial losses. The Company may also be required to further reduce or permanently discontinue its Brazilian operations depending on the outcome of ongoing legal proceedings and regulatory developments.

The ultimate impact of these developments remains uncertain. Any further adverse regulatory changes, unfavorable judicial decisions, prolonged suspension of operations or additional financial losses could materially adversely affect the Company's business, financial condition, cash flows and results of operations.

Changes in Australian gambling laws and regulations could materially and adversely affect our use of Australian trade promotion lottery as part of our business.

Our Australian subsidiary, Classics for a Cause ("CFAC"), operates trade promotion lotteries as part of its business that is subject to Australian federal, state and territory gambling laws and regulations. Changes in the regulatory framework governing online gambling and trade promotion lotteries could materially and adversely affect CFAC's business model, operations, financial performance and ability to continue operating.

On August 26, 2026, the Australian Government enacted the Interactive Gambling Amendment (Gambling Reform) Act 2026 (Cth), which amends the Interactive Gambling Act 2001 (Cth) (“Act”) and introduces additional restrictions on certain online gambling activities, including trade promotion gambling services. The relevant amendments are scheduled to take effect on January 1, 2027.

Under the amended legislation, trade promotion gambling services must satisfy more restrictive requirements to qualify for an exclusion from the prohibitions applicable to interactive gambling services. These requirements generally include that the sole or primary purpose of the promotion must be to promote trade, that the promotion must be incidental to the supply of goods or services, that participation must not require payment other than for goods or services at fair market value, and that participation must not be offered on an ongoing or recurring basis as part of a system of continuous or repeated draws. Certain statutory exceptions or ministerial determinations may apply.

These legislative changes may significantly affect CFAC's existing business model, particularly arrangements involving membership or subscription fees and recurring prize draws. If CFAC's trade promotion activities do not qualify for an applicable exclusion or other lawful authorization under the amended regulatory framework, certain aspects of its operations could be classified as prohibited interactive gambling services.

As a result, CFAC may be required to substantially modify its business model, restructure its operations,  suspend certain activities, or discontinue some or all of its business operations. There can be no assurance that CFAC will be able to implement the necessary changes within the required timeframe or that any alternative business model would be commercially viable.

Any suspension, restructuring or discontinuation of CFAC's operations could result in a significant reduction or elimination of revenue generated by the business, increased compliance and restructuring costs, employee termination expenses, contractual obligations, asset impairment charges and other financial losses. In addition, any failure to comply with applicable gambling laws and regulations could expose CFAC and the Company to regulatory investigations, enforcement actions, substantial monetary penalties and reputational damage.

The Company continues to assess the potential impact of these legislative changes on CFAC's operations and available compliance alternatives. However, uncertainty remains regarding the interpretation and application of the amended legislation to CFAC's specific business activities, the availability of applicable exemptions or authorizations, and the commercial feasibility of any necessary operational changes. At this stage, the Australian regulator responsible for enforcement of the Act, the Australian Communications and Media Authority, is not currently proposing to issue guidance on the relevant amendments, which continues to impact certainty in relation to the interpretation of the amendments.

If CFAC is unable to continue operating under the amended regulatory framework, or if compliance requires substantial changes to its existing business model, such developments could materially and adversely affect the Company's business, financial condition, results of operations and cash flows.

Our UK prize competition business may be subject to significant historical and future value-added tax liabilities, which could materially adversely affect our business, financial condition, results of operations and cash flows.

Our subsidiary, RKings Competitions Limited ("RKings"), operates prize draw competitions in the United Kingdom, offering participants the opportunity to win vehicles, cash and other prizes through paid entries, with an alternative free postal entry route. Historically, RKings has not been registered for UK value-added tax ("VAT") and has not accounted for VAT on paid competition entries, consistent with the historical treatment adopted by certain operators in the UK prize competition industry.

In February 2026, the UK government indicated, in response to a Parliamentary Question, that paid entries to prize competitions offering a free entry route should generally be subject to VAT at the standard rate of 20%. Since August 2026, His Majesty's Revenue and Customs ("HMRC") has reportedly commenced contacting operators within the prize competition sector regarding their VAT treatment. As of the date of this report, RKings has not received a formal notice or assessment from HMRC in connection with this matter.

The applicability of VAT to prize draw competitions remains subject to significant legal and regulatory uncertainty. In October 2026, the UK First-tier Tribunal heard an appeal involving another prize competition operator, Omaze, concerning whether prize draws offering a free entry route qualify for the VAT exemption applicable to lotteries. The proceedings focused primarily on the interpretation of the term "lottery" under UK VAT legislation and whether the availability of a free entry route prevents such competitions from qualifying for the exemption. A decision is expected in 2027, although the timing remains uncertain and any decision may be subject to further appeal.

The Company has engaged external tax advisers to assess the potential VAT implications for RKings. Significant uncertainties remain regarding whether paid competition entries qualify for VAT exemption, the appropriate taxable amount if VAT is determined to apply, and the jurisdiction in which such transactions may be subject to VAT. In particular, a substantial proportion of RKings' customers are located in the Republic of Ireland, and the Company is evaluating whether certain transactions may be treated as electronically supplied services for VAT purposes. Depending on the outcome of this assessment, certain transactions may fall outside the scope of UK VAT but could potentially give rise to VAT obligations in Ireland.

In addition, uncertainty remains regarding the basis upon which any VAT liability would be calculated, including whether VAT would apply to gross competition entry revenues or to a net amount after deducting the cost of prizes. The potential financial exposure could vary significantly depending on the ultimate interpretation and application of the relevant tax legislation.

Separately, RKings has historically received services from suppliers located outside the United Kingdom, including digital advertising, technology and other services. Such transactions may give rise to VAT registration and reverse-charge obligations, irrespective of the ultimate VAT treatment of competition entry revenues. The extent to which any related input VAT may be recoverable remains subject to further assessment.

If HMRC determines that VAT is payable on some or all of RKings' historical competition revenues, or that additional VAT obligations arise in respect of services received from overseas suppliers, the Company could incur substantial historical tax liabilities, together with applicable interest and penalties. Such liabilities could extend to multiple prior reporting periods and may be material to the Company's financial position. Additionally, if VAT is payable on RKings’ competition revenues, or additional VAT obligations arise in respect of services received from overseas suppliers, RKings results of operations may be significantly negatively affected.

The Company continues to evaluate these matters with its professional advisers, including the potential scope of historical VAT obligations, the applicable assessment periods, the appropriate taxable base, and the availability of input VAT recovery. Due to the significant uncertainties surrounding these matters, the Company is currently unable to reasonably estimate the amount or range of potential financial exposure.

The timing and ultimate outcome of these matters remain uncertain. Any adverse determination, including the imposition of retrospective VAT liabilities or additional VAT obligations on future operations, could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

We have in the past, and may in the future, impair goodwill and intangible assets, including in-process research and development.

We review long-lived assets and certain identifiable assets (including intangible assets) for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. An impairment exists when the carrying value of the intangible asset (including goodwill) is not recoverable and exceeds its estimated fair value. Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. We review goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment.

During the three months ended September 30, 2026, the Company identified impairment indicators related to its Brazilian gaming operations due to adverse regulatory developments and continued operating losses. Following the issuance of Brazilian Provisional Measure No. 1,394/2026 on September 25, 2026, which, prohibits fixed-odds sports betting and online casino-style betting throughout Brazil, including offerings by foreign operators to persons in Brazil, management performed an impairment assessment in accordance with ASC 360, considering projected future cash flows, estimated fair values, and the expected future economic benefits of the underlying intangible assets. Based on this assessment, the Company concluded that certain intangible assets were impaired and recognized an impairment loss of approximately $5.5 million during the three months ended September 30, 2026, consisting of $4.1 million related to its Brazilian gaming license and $1.4 million related to the Magicbet777 domain and associated player database, due to the regulatory restrictions imposed on online gaming operations in Brazil, which significantly reduced the expected future cash flows and economic benefits associated with these assets.

The $4.1 million impairment of the Brazilian gaming license included approximately $2.0 million of the remaining net book value of the license and approximately $2.1 million of license costs previously reclassified to investments in the local statutory books in connection with a silent partnership (Sociedade em Conta de Participação, or “SCP”) arrangement with a third-party operator. As the Company retained legal ownership of the gaming license, the previously reclassified amount was determined to remain part of the capitalized gaming license costs under U.S. GAAP and was accordingly reclassified from investments to intangible assets for consolidated financial reporting purposes.

Additionally, the Company recognized an impairment loss of approximately $92,000 related to trademarks acquired in connection with the acquisition of Media Games Malta, following the cessation of its operations.

The impairment losses were recognized in the consolidated statements of operations and comprehensive loss. As a result, the carrying amounts of the Brazilian gaming license, the Magicbet777 domain and associated player database, and the Media Games Malta trademarks were reduced to zero as of September 30, 2026.

Intangible assets that have finite useful lives are amortized over their useful lives. The Company incurred amortization expenses of $1,356,786 and $2,575,834 during the three months ended September 30, 2026, and 2025, respectively, and $3,913,460 and $7,193,854 during the nine months ended September 30, 2026 and 2025, respectively.

Goodwill is tested for impairment at the reporting unit level. In accordance with ASC Topic 350 Intangibles - Goodwill and Other (“ASC 350”), our business is classified into two reporting units: Golden Matrix and MeridianBet Group. We review and evaluate our goodwill for potential impairment at a minimum annually, or more frequently if circumstances indicate that impairment is possible.

During the three months ended September 30, 2026, the Company identified indicators that the fair value of its Golden Matrix reporting unit may be below its carrying amount, including continued operating losses and a revised forecast. The Company performed an interim quantitative impairment test as of September 30, 2026, estimating fair value using a weighted combination of a discounted cash flow method and a market capitalization method. The carrying amount exceeded the estimated fair value, and the Company recognized a goodwill impairment charge of $5.9 million. Following the charge, goodwill allocated to the Golden Matrix reporting unit was $2.0 million.

An impairment recognized in one period may not be reversed in a subsequent period, even if the value of the impaired asset increases in the future. We have in the past and could in the future incur additional impairments of intangible assets, including goodwill, which may have a material effect on our results of operations, balance sheet and financial statements, which may cause the value of our common stock to decline in value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2026, and from the period from October 1, 2026 to the filing date of this Report, which have not previously been disclosed in an Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K, except as follows:

Recent sales of unregistered securities during the quarter ended September 30, 2026.

On August 25, 2026, the Company issued an aggregate of 12,054 shares of restricted common stock to Dejan Petković in satisfaction of the first four installments of the equity compensation obligation under the Sponsorship Agreement dated December 15, 2025, as amended on July 10, 2026.

Recent sales of unregistered securities subsequent to our fiscal quarter ended September 30, 2026.

On October 6, 2026, the Company issued 3,014 restricted shares of its common stock to Dejan Petković pursuant to the Sponsorship Agreement, as amended on July 10, 2026, in satisfaction of the equity compensation obligation for the September 2026 installment. The related share-based compensation obligation had been accrued as of September 30, 2026.

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

Issuer Repurchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
July 1 – July 31, 2026	-	-	-	$2,877,222
August 1 – August 31, 2026	-	-	-	$2,877,222
September 1 – September 30, 2026	-	-	-	$2,877,222
Total	-	-	-

(1) On December 16, 2025, the Board of Directors of the Company approved a share repurchase program for the purchase of up to $3.0 million of the currently outstanding shares of the Company’s common stock. The repurchase program will expire on the earliest of December 15, 2026, the date on which $3.0 million of the Company’s common stock has been repurchased, and the date the program is discontinued by the Company. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases are expected to be conducted in accordance with the limitations set forth in Rule 10b-18 of the Exchange Act and other applicable laws and regulations. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a) Form 8-K Information. The information and disclosures which are set forth above under “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds”-“Recent sales of unregistered securities”, are incorporated by reference into this “Item 5. Other Information”, Section (a), in their entirety, and shall serve as disclosure of such information pursuant to Item 3.02 of Form 8-K.

The Company is voluntarily reporting the following information in this Part II, Item 5 of this Quarterly Report on Form 10-Q in lieu of reporting such information under Item 8.01 of a Current Report on Form 8-K. The information relates to an amendment entered into after the end of the fiscal quarter covered by this report and before the filing of this report:

On October 13, 2026, with effect from September 1, 2026, the Company and Igor Salindrija entered into Addendum No. 3 to the Igor Salindrija loan agreement. Under the amended terms, the parties acknowledged that the outstanding principal balance as of September 1, 2026 was EUR 550,000, and agreed to extend the repayment period through March 1, 2027 pursuant to a revised repayment schedule. Interest continues to accrue on the outstanding principal at an annual rate of 7%. Except as modified by Addendum No. 3, all other terms and conditions of the loan agreement, as previously amended by Addendum No. 1 and Addendum No. 2, remain unchanged.

(c) Rule 10b5-1 Trading Plans.

Our directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f)) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

			Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed/ Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File Number
2.1

Tenth Amendment to Amended and Restated Sale and Purchase Agreement of Share Capital entered into and effective September 28, 2026, by and between Meridian Holdings Inc., formerly Golden Matrix Group, Inc., as purchaser and the shareholders of: Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, a private limited company formed and registered in and under the laws of the Republic of Serbia, Društvo Sa Ograničenom Odgovornošću “Meridianbet” Društvo Za Proizvodnju, Promet Roba I Usluga, Export Import Podgorica, a private limited company formed and registered in and under the laws of Montenegro, Meridian Gaming Holdings Ltd., a company formed and registered in the Republic of Malta, and Meridian Gaming (Cy) Ltd, a company formed and registered in the Republic of Cyprus, as sellers

			8-K	2.1	10/2/2026	001-41326
3.1	Articles of Incorporation Since Formation and through April 2020		10-KT/A	3.1	10/28/2020	000-54840
3.2	Amended and Restated Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of its Series B Voting Preferred Stock as filed with the Secretary of State of Nevada on March 11, 2022		8-K	10.1	3/14/2022	000-54840
3.3	Certificate of Correction (correcting Certificate of Change filed with the Secretary of State of Nevada on April 27, 2020) filed with the Secretary of State of Nevada on October 26, 2020		8-K	3.2	10/28/2020	000-54840
3.4	Certificate of Amendment to Articles of Incorporation, as filed with the Secretary of State of Nevada on December 16, 2021		8-K	3.1	12/16/2021	000-54840
3.5	Certificate of Amendment to Articles of Incorporation of Golden Matrix Group, Inc., as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.1	4/9/2024	001-41326
3.6	Certificate of Designation of Golden Matrix Group, Inc. Establishing the Designation, Preferences, Limitations and Relative Rights of Its Series C Preferred Stock, as filed with the Secretary of State of Nevada on April 4, 2024		8-K	3.3	4/9/2024	001-41326
3.7	Certificate of Change, affecting a 1-for-12 Reverse Stock Split of the Outstanding Common Stock and Authorized Common Stock, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.1	3/3/2026	001-41326
3.8	Articles of Amendment affecting Name Change to “Meridian Holdings Inc.”, filed with the Secretary of State of Nevada on February 26, 2026		8-K	3.2	3/3/2026	001-41326
3.9	Bylaws of the Company		S-1	3.2	10/7/2008	333-153881
3.10	Amendment to the Bylaws of Golden Matrix Group, Inc. dated April 5, 2024		8-K	3.2	4/9/2024	001-41326
3.11	Amendments to the Bylaws of Golden Matrix Group, Inc. dated January 29, 2025		8-K	3.2	1/30/2025	001-41326
3.12	Amendments to the Bylaws of Golden Matrix Group, Inc. dated December 2, 2025		8-K	3.1	12/8/2025	001-41326
10.1	Separation Agreement dated July 29, 2026, by and between Meridian Holdings Inc. and Rich Christensen		8-K	10.1	7/29/2026	001-41326
10.2	Second Amendment to Promissory Notes dated September 28, 2026, by and between Meridian Holdings Inc., formerly Golden Matrix Group, Inc. and each of Aleksandar Milovanović; Zoran Milošević; and Snežana Božović		8-K	10.1	10/2/2026	001-41326
10.3	First Amendment to Employment Agreement dated September 29, 2026, by and between Meridian Tech Društvo Sa Ograničenom Odgovornošću Beograd, and Zoran Milošević, and acknowledged and approved by Meridian Holdings Inc.		8-K	10.3	10/2/2026	001-41326
10.4	Offer Letter Dated July 2, 2022, between Zhe ‘Scott’ Yan and Global Technology Group Pty Ltd, as amended on June 1, 2025		8-K	10.4	10/2/2026	001-41326
10.5	First Amendment to Promissory Notes dated April 27, 2026, and effective April 9, 2026		10-Q	10.4	4/28/2026	001-41326
10.6	Addendum No. 1 to Igor Salindrija Loan Agreement dated January 5, 2026		10-Q	10.2	7/29/2026	001-41326
10.7	Addendum No. 2 to Igor Salindrija Loan Agreement dated April 2, 2026		10-Q	10.3	7/29/2026	001-41326
10.8*	Addendum No. 3 to Igor Salindrija Loan Agreement dated October 13, 2026	x
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	x
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	x
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	x
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set	x

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN HOLDINGS INC./NV

Dated: November 10, 2026	/s/ Zoran Milošević
Zoran Milošević
Its: Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2026	/s/ Zhe ‘Scott’ Yan
Zhe ‘Scott’ Yan
Its: Chief Accounting Officer (Principal Accounting Officer and Principal Financial Officer)

